Form 10-K
period 2006-12-31
KBR, INC.
filed 2007-02-28
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-33146

KBR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4536774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Jefferson Street

Suite 3400

Houston, Texas 77002

(Address of principal executive offices)

Telephone Number - Area code (713) 753-3011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 29, 2006, the last business day of the first fiscal quarter in which the registrant’s Common Stock was listed for trading, the aggregate market value of Common Stock held by nonaffiliates was approximately $837,536,000, determined using the closing price of the Common Stock on the New York Stock Exchange on that date of $26.16 per share.

As of February 22, 2006, there were 167,643,000 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.

(i)

PART I

Item 1. Business

General

KBR, Inc. (“KBR”) was incorporated in Delaware on March 21, 2006 as an indirect wholly owned subsidiary of Halliburton Company (“Halliburton”). KBR was formed to own and operate KBR Holdings, LLC (“KBR Holdings”), which was contributed to KBR by Halliburton in November 2006. KBR had no operations from the date of its formation to the date of the contribution of KBR Holdings. KBR is a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors.

We offer our wide range of services through two business segments, Energy and Chemicals (“E&C”) and Government and Infrastructure (“G&I”). Although we provide a wide range of services, our business in both our E&C segment and our G&I segment is heavily focused on major projects. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. See Note 9 to the consolidated financial statements for financial information about business segments.

In November 2006, KBR completed an initial public offering of 32,016,000 shares of its common stock (the “Offering”) at an initial public offering price of $17.00 per share. KBR received net proceeds of $511 million from the offering after underwriting discounts and commissions of which $450 million was used to repay indebtedness owed to subsidiaries of Halliburton under subordinated intercompany notes. Halliburton currently owns 135,627,000 shares, or 81%, of the outstanding common stock of KBR.

On February 26, 2007, Halliburton’s board of directors approved a plan under which Halliburton will dispose of its remaining interest in KBR through a tax-free exchange with Halliburton’s stockholders pursuant to an exchange offer and, following the completion or termination of the exchange offer, a special pro-rata dividend distribution of any and all of Halliburton’s remaining KBR, Inc. shares. In connection with the anticipated exchange offer, KBR will file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 with respect to the terms and conditions of the exchange offer, and Halliburton will file with the SEC a Schedule TO. The exchange offer will be conditioned on a minimum number of shares being tendered. Any exchange of KBR stock for outstanding shares of Halliburton stock, pursuant to the exchange offer will be registered under the Securities Act of 1933, and such shares of common stock will only be offered and sold by means of a prospectus. The exchange offer and any subsequent spin-off will complete the separation of KBR from Halliburton and will result in two independent companies.

Our Business Segments

Energy and Chemicals. Our E&C segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes onshore oil and gas production facilities, offshore oil and gas production facilities, including platforms, floating production and subsea facilities (which we refer to collectively as our offshore projects), onshore and offshore pipelines, liquified natural gas (“LNG”) and gas-to-liquids (“GTL”) gas monetization facilities (which we refer to collectively as our gas monetization projects), refineries, petrochemical plants (such as ethylene and propylene) and Syngas, primarily for fertilizer-related facilities. We provide a wide range of Engineering Procurement Construction – Commissioning Start-up (“EPC-CS”) services, as well as program and project management, consulting and technology services.

Government and Infrastructure. Our G&I segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private customers worldwide. We currently provide these services in the Middle East to support one of the largest U.S. military deployments since World War II, as well as in other global locations where military personnel are stationed. A significant portion of our G&I segment’s current operations relate to the support of United States government operations in the Middle East, which we refer to as our Middle East operations.

See Note 9 to the consolidated financial statements for financial information about our business segments.

Our Business Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths and focusing on the many opportunities in the growing end-markets we serve. Key features of our strategy include:

•	Capitalize on leadership positions in growth markets. We intend to leverage our leading positions in the energy, petrochemicals and government services sectors to grow our market share.

•

Leverage technology portfolio for continued growth. We intend to capitalize on our E&C segment’s portfolio of process and design technologies and experience in the commercial application of these technologies to strengthen and differentiate our service offerings, enhance our competitiveness and increase our profitability.

•

Selectively pursue new projects to enhance profitability and mitigate risk. We intend to focus our resources on projects and services where we believe we have competitive strengths as part of our efforts to increase our profitability and reduce our execution risk.

•

Maintain a balanced and diversified portfolio. We seek to maintain a balanced and diversified portfolio of projects across end-markets, services and contract types in order to increase our operating flexibility and reduce our exposure to any particular end-market.

•

Provide global execution on a cost-effective basis. In order to meet the demands of our global customers, we have developed expertise in positioning our expatriate employees around the world and hiring and training a local workforce. These capabilities benefit virtually all of our programs and projects. We seek to leverage these capabilities to allow us to meet the technical project requirements of a job at a lower cost.

Competition and Scope of Global Operations

Our services are sold in highly competitive markets throughout the world. The principal methods of competition with respect to sales of our services include:

•	price;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;

•	health, safety, and environmental standards and practices;

•	financial strength;

•	service quality;

•	warranty;

•	breadth of technology and technical sophistication; and

•	customer relationships.

We conduct business in over 45 countries. Based on the location of services provided, our operations in countries other than the United States accounted for 86% of our consolidated revenue during 2006, 87% of our consolidated revenue during 2005 and 90% of our consolidated revenue during 2004. Revenue from our operations in Iraq, primarily related to our work for the U.S. government was 45% of our consolidated revenue in

2006, 50% of our consolidated revenue in 2005 and 45% in 2004. Also, 12% of our consolidated revenue during 2006 and 11% of our consolidated revenue during 2005 was from the United Kingdom. In 2004, no other one geographic location generated greater than 10% of consolidated revenues.

We market substantially all of our services through our servicing and sales organizations. We serve highly competitive industries and we have many substantial competitors. Some of our competitors have greater financial and other resources and access to capital than we do, which may enable them to compete more effectively for large-scale project awards. Since the markets for our services are vast and cross numerous geographic lines, we cannot make a meaningful estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls and currency fluctuations.

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments Market Risk” and Note 19 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to minimize our risks.

Significant E&C Projects

The following table summarizes several representative E&C projects currently in progress or recently completed within each of our primary end-markets.
Oil and Gas Production

Project Name	Customer Name	Location	Contract Type	Description

Azeri-Chirag- Gunashli	AIOC	Azerbaijan	Cost-reimbursable	Engineering and procurement services for six offshore platforms, subsea facilities, 600 kilometers of offshore pipeline and onshore terminal upgrades.

In Amenas Gas Development	British Petroleum / Sonatrach	Algeria	Fixed-price	EPC-CS services for gas processing facility, associated pipeline and infrastructure; joint venture with JGC.

Block 18 -Greater Plutonio	British Petroleum Angola	Angola	Cost-reimbursable	EPCm services for a floating production storage and offloading unit and subsea facilities.

LNG

Project Name	Customer Name	Location	Contract Type	Description

Tangguh LNG	BP Berau Ltd.	Indonesia	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and PT Pertafenikki Engineering of Indonesia.

Yemen LNG	Yemen LNG Company Ltd.	Yemen	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and Technip.

NLNG Trains 4, 5 and 6	Nigeria LNG Ltd.	Nigeria	Fixed-price	EPC-CS services for three LNG liquefaction trains; working through TSKJ joint venture.

GTL

Project Name	Customer Name	Location	Contract Type	Description

Escravos GTL	Chevron Nigeria Ltd. & Nigeria National Petroleum Corp.	Nigeria	Fixed-price	EPC-CS services for a GTL plant producing diesel, naphtha and liquefied petroleum gas; joint venture with JGC and Snamprogetti.

Pearl GTL	Qatar Shell GTL Ltd	Qatar	Cost-reimbursable	Front-end engineering design work and project management for the overall complex and EPCm for the GTL synthesis and utilities portions of the complex; joint venture with JGC.

Petrochemicals

Project Name	Customer Name	Location	Contract Type	Description

Sasol Superflex	Sasol Limited	South Africa	Cost-reimbursable	EPCm and facility commissioning and start-up services for propylene plant using KBR’s SUPERFLEX™ technology.

JUPC ethylene	Jubail United Petrochemicals Corporation	Saudi Arabia	Fixed-price	EPCm for ethylene plant construction and capacity expansion project.

Ethylene/Olefins Facility	Saudi Kayan Petrochemical Company	Saudi Arabia	Fixed-price	Basic process design and EPCm services for a new ethylene facility using SCORE™ technology

Refining

Project Name	Customer Name	Location	Contract Type	Description

UE-1 Upgrader Expansion Project	Syncrude Canada Ltd.	Canada	Cost-reimbursable	Recently completed EPCm revamp and greenfield refinery project for the production of Syncrude Sweet Blend.

Jamnagar Refinery Expansion	ExxonMobil	India	Multiple fixed-price contracts	Licensing and basic engineering packages for clean fuels and alkylation units.

Greenfield Refinery Project	Saudi Aramco/ ConocoPhillips	Saudi Arabia	Cost-reimbursable	Program management services including front end engineering development for a new 400,000 barrels per day greenfield refinery

Synthesis Gas / Fertilizer

Project Name	Customer Name	Location	Contract Type	Description

Egypt Ammonia Plant	Egypt Basic Industries Corporation	Egypt	Fixed-price	EPC-CS services for an ammonia plant based on KBR Advanced Ammonia Process technology.

Emerging Markets

Project Name	Customer Name	Location	Contract Type	Description

Orlando Power Project	Southern Company/U.S. Department of Energy	Florida	Cost-reimbursable	Engineering for a power plant 50% funded by the U.S. Department of Energy that will utilize KBR’s Transport Gasifier™ technology.

In Salah Gas	BP	Algeria	Fixed-price	EPC-CS services for a gas field CO2 sequestration development project.

Significant G&I Projects

The following table summarizes several significant contracts under which our G&I segment is currently providing or has recently provided services.

Contingency Logistics

Project Name	Customer Name	Location	Contract Type	Description
LogCAP III	U.S. Army	Worldwide	Cost-reimbursable	Contingency support services.

PCO Oil South	U.S. Army	Iraq	Cost-reimbursable	Restoration of Iraqi oil fields (southern region).

Restore Iraqi Oil (RIO)	U.S. Army	Iraq	Cost-reimbursable	Restoration of Iraqi oil fields.

AFCAP	U.S. Air Force	Worldwide	Cost-reimbursable	Contingency support services.

TDA	U.K. Ministry of Defence	Worldwide	Fixed-price	Battlefield infrastructure support.

Contingency Support Project	U.S. Department of Homeland Security	United States	Cost-reimbursable	Indefinite delivery/indefinite quantity contingency support services.

Operations and Maintenance

Project Name	Customer Name	Location	Contract Type	Description
Balkan Support	U.S. Army	Balkans region	Cost-reimbursable	Theater-level logistics and base operating support services.

Los Alamos National Laboratory	University of California for the U.S. Department of Energy	New Mexico	Cost-reimbursable	Site support services.

Fort Knox	U.S. Air Force	Kentucky	Cost-reimbursable	Base support services.

Construction Management and Engineering

Project Name	Customer Name	Location	Contract Type	Description
CONCAP III	U.S. Navy	Worldwide	Cost-reimbursable	Emergency construction services.

CENTCOM	U.S. Army	Middle East	Combination of fixed-price and cost-reimbursable	Construction of military infrastructure and support facilities.

U.S. Embassy Macedonia	U.S. Department of State	Macedonia	Fixed-price	Design and construction of embassy.

Scottish Water	Scottish Water	Scotland	Cost-reimbursable	Program management of water assets renewal.

Hope Downs DES	Rio Tinto for Hope Downs joint venture	Australia	Cost-reimbursable	EPCm services supporting mine development.

Submarine and Warship Maintenance

Project Name	Customer Name	Location	Contract Type	Description
DML—Victorious LOP(R)	U.K. Ministry of Defence	U.K.	Fixed-price	Submarine refuel, refit and maintenance.

DML—WSMI (Warship Modernization Initiative)	U.K. Ministry of Defence	U.K.	Cost-reimbursable	Range of engineering, logistics and facilities management tasks mostly at DML’s main dockyard site.

CVF (Future Aircraft Carrier)	U.K. Ministry of Defence	U.K.	Cost-reimbursable	Program management of future aircraft carriers.

Management Consulting and Training

Project Name	Customer Name	Location	Contract Type	Description
Air 87	Australian Aerospace for the Australian Army	Australia	Fixed-price	Helicopter training services throughout the equipment lifecycle.

Air 9000	Australian Aerospace for the Australian Army	Australia	Fixed-price	Helicopter training services to support the acquisition of a new helicopter.

Privately Financed Projects

Project Name	Customer Name	Location	Contract Type	Description
FreightLink— Alice Springs-Darwin Railway	Various	Australia	Fixed-price and market rates	Design, build, own, finance and operate railway/freight services.

Heavy Equipment Transporter	U.K. Ministry of Defence	Worldwide	Combination of fixed- price and cost- reimbursable	Own, finance, operate and service battle tank transporter fleet.

Aspire Defence— Allenby & Connaught	U.K. Ministry of Defence	U.K.	Combination of fixed- price and cost-reimbursable	Own, finance, upgrade and service army facilities.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, the relationships of each party with different potential customers, and allow for greater flexibility in choosing the preferred location for our services based on the greatest cost and geographical efficiency. Several examples of these joint ventures and alliances are described below. All joint venture ownership percentages presented are as of December 31, 2006.

We began working with JGC Corporation in 1978 to pursue an LNG project in Malaysia. This relationship was formalized into a gas alliance agreement in 1999, which was renewed in 2005. Under the alliance, KBR and JGC have agreed to jointly promote and market their capabilities in the natural gas industry. Our ownership interest in current projects with JGC varies between 25% and 55% depending on the number of parties involved. The alliance expires in August 2008, but contains a provision contemplating renewals as agreed by the parties. In the last 27 years, the majority of our LNG and GTL projects have been pursued jointly with JGC. KBR and JGC have been awarded twenty-one front-end engineering design and/or EPC-CS contracts for LNG and GTL facilities, and have completed over 30 million metric tons per annum of LNG capacity between 2000 and 2005. We operate this alliance through global hubs in Houston, Yokohama and London. Pursuant to the terms of our gas alliance agreement, if and when the distribution of our common stock by Halliburton to its stockholders occurs the alliance may be terminated by either party. We do not believe any termination of the alliance would result in a material impact to our ability to win LNG or GTL projects, to pursue such projects jointly with JGC in the future, or have a material adverse impact to our financial position or results of operations.

In 2002, we entered into a cooperative agreement with ExxonMobil Research and Engineering Company for licensing fluid catalytic cracking technology that was an extension of a previous agreement with Mobil Oil Corporation. Under this alliance, we offer to the industry certain fluid catalytic cracking technology that is available from both parties. We lead the marketing effort under this collaboration, and we co-develop certain new fluid catalytic cracking technology.

M.W. Kellogg Limited (“MWKL”) is a London-based joint venture that provides full EPC-CS contractor services for LNG, GTL and onshore oil and gas projects. MWKL is owned 55% by us and 45% by JGC. MWKL supports both of its parent companies, on a stand-alone basis or through our gas alliance with JGC, and also provides services to other third party customers. We consolidate MWKL for financial accounting purposes.

TKJ Group is a joint venture consortium consisting of several private limited liability companies registered in Dubai, UAE. The TKJ Group was created for the purpose of trading equipment and the performance of services required for the realization, construction, and modification of maintenance of oil, gas, chemical, or other installations in the Middle East. KBR holds a 33.3% interest in the TKJ Group companies.

TSKJ is a joint venture formed to design and construct large-scale projects in Nigeria. TSKJ’s members are Technip, SA of France, Snamprogetti Netherlands B.V., which is a subsidiary of Saipem SpA of Italy, JGC and us, each of which has a 25% interest. TSKJ has completed five LNG production facilities on Bonny Island, Nigeria and is currently working on a sixth such facility. We account for this investment using the equity method of accounting.

Brown & Root-Condor Spa (“BRC”), a joint venture with Sonatrach and another Algerian company, enhances our ability to operate in Algeria by providing access to local resources. BRC executes work for Algerian and international customers, including Sonatrach. BRC has built oil and gas production facilities and civil infrastructure projects, including hospitals and office buildings. We have a 49% interest in the joint venture. We account for this investment using the equity method of accounting. We have recently been notified by a joint venture partner in BRC that it wishes to dissolve the joint venture. We do not believe that a dissolution of BRC would have a material adverse impact to our financial position or results of operations.

Devonport Management Limited (“DML”) owns and operates the Devonport Royal Dockyard located in Plymouth, England. We own 51% of DML, Balfour Beatty and Weir Group own the remaining interests. DML provides several services to the United Kingdom Ministry of Defence (“MoD”), including sole-source contracting for nuclear refitting and refueling of the MoD’s nuclear submarine fleet, surface ship maintenance and upgrading, naval base management and operational services. We consolidate DML for financial accounting purposes. We are engaging in discussions with the MoD regarding KBR’s ownership in DML and the possibility of reducing or disposing of our interest. Although no decision has been made with respect to a disposition or reduction of our interest in DML, we are supporting a process to identify potential bidders that may have an interest in acquiring our interest in DML. We do not know at this time if the process will result in a disposition or reduction of our interest in DML. Please read “Forward-Looking Information and Risk Factors—Risks Related to Our Customers and Contracts—Our G&I segment is directly affected by spending and capital expenditures by our customers and our ability to contract with our customers—Our separation from Halliburton may adversely affect or result in the loss of our DML joint venture’s interest in the operation of the Devonport Royal Dockyard in exchange for the fair value of the interest and the loss of our interest in DML in exchange for the lower of net asset value or fair market value, which could have a material adverse effect on our future prospects, business, results of operations and cash flow” and “Forward-Looking Information and Risk Factors—Risks Related to Our Customers and Contracts—Our results of operations depend on the award of new contracts and the timing of the performance of these contracts—Our customers and prospective customers will need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.”

KSL is a joint venture with Shaw Group and Los Alamos Technical, formed to provide support services to the Los Alamos National Laboratory in New Mexico. We are a 55% owner and the managing partner of KSL.

The joint venture serves as subcontractor to the University of California, which in December 2005 won a rebid for laboratory operatorship. As part of the rebid, the University of California system is required to continue using KSL for support services. This contract has five one-year extension options beginning in 2008. We consolidate KSL for financial accounting purposes.

FreightLink—The Alice Springs-Darwin railroad is a privately financed project initiated in 2001 to build, own and operate the transcontinental railroad from Alice Springs to Darwin, Australia and has been granted a 50-year concession period by the Australian government. We provided EPC services and are the largest equity holder in the project with a 36.7% interest, with the remaining equity held by eleven other participants. We account for this investment using the equity method of accounting.

Aspire Defence—Allenby-Connaught is a joint venture between us, Mowlem Plc. and a financial investor formed to contract with the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the United Kingdom. We indirectly own a 45% interest in Aspire Defence. In addition, we own a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. We account for this investment using the equity method of accounting.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work under multi-period contracts that have been awarded to us. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our revenue is recorded in backlog for a variety of reasons, including the fact that some projects begin and end within a short-term period. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures in our continuing operations totaled $4.4 billion and $2.9 billion at December 31, 2006 and 2005, respectively. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.9 billion at December 31, 2006 and $3.6 billion at December 31, 2005.

For long-term contracts, the amount included in backlog is limited to five years. In many instances, arrangements included in backlog are complex, nonrepetitive in nature, and may fluctuate depending on expected revenue and timing. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include our management fee revenue of each project in backlog.

Backlog(1)(2)

(in millions)	December 31,
	2006	2005
G&I—Middle East Operations	$3,066	$2,139
G&I—DML Shipyard Operations	1,079	1,305
G&I—Other	3,658	1,708
E&C—Gas Monetization	3,883	3,651
E&C—Offshore Projects	130	275
E&C—Other	1,700	1,511

Total backlog for continuing operations	$13,516	$10,589

(1)	Our backlog for continuing operations does not include backlog associated with our E&C segment’s Production Services group, which we sold in May 2006 and which was accounted for as discontinued operations. Backlog for the Production Services group was $1.2 billion as of December 31, 2005.
(2)	Our G&I segment’s total backlog from continuing operations attributable to firm orders was $5.7 billion and $3.4 billion as of December 31, 2006 and 2005, respectively. Our G&I segment’s total backlog from continuing operations attributable to unfunded orders was $2.1 billion and $1.8 billion as of December 31, 2006 and 2005, respectively.

We estimate that as of December 31, 2006, 52% of our E&C segment backlog and 64% of our G&I segment backlog will be complete within one year. As of December 31, 2006, 43% of our backlog for continuing operations was attributable to fixed-price contracts and 57% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we characterize the entire contract based on the predominant component. In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through September 2007 under the LogCAP III contract. As of December 31, 2006, our backlog under the LogCAP III contract was $3.0 billion.

Contracts

Our contracts can be broadly categorized as either cost-reimbursable or fixed-price, sometimes referred to as lump-sum. Some contracts can involve both fixed-price and cost-reimbursable elements.

Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer many risks to us.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates, including reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the risks.

Our G&I segment provides substantial work under government contracts with the Department of Defense (“DoD”) and the MoD and other governmental agencies. These contracts include our LogCAP contract and contracts to rebuild Iraq’s petroleum industry such as the PCO Oil South contract. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable or, if already reimbursed, the costs must be refunded to the customer. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under certain of our contracts at any time.

Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the U.S. government, resulting primarily from work performed in the Middle East by our G&I segment, represented 61% of our 2006 consolidated revenue, 65% of our 2005 consolidated revenue, and 67% of our 2004 consolidated revenue. Revenue from the government of the United Kingdom totaled 11% and 9% of consolidated revenue for the years ended December 31, 2006 and 2005, respectively. No other customer represented more than 10% of consolidated revenue in any of these periods.

Raw Materials

Equipment and materials essential to our business are available from worldwide sources. Current market conditions have triggered constraints in the supply chain of certain equipment and materials. We are proactively seeking ways to ensure the availability of equipment and materials as well as manage rising costs. Our procurement department is actively leveraging our size and buying power through several programs designed to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule. Please read, “Forward-Looking Information and Risk Factors—Risks Related to Our Customers and Contracts—Difficulties in engaging third party subcontractors, equipment manufacturers or materials suppliers or failures by third party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.”

Intellectual Property

We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers and semi-submersible technology. Our petrochemical technologies include SCORE™ and SUPERFLEX™. SCORE™ is a process for the production of ethylene which includes technology developed with ExxonMobil. SUPERFLEX™ is a flexible proprietary technology for the production of high yields of propylene using low value chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer end-products. Our Residuum Oil Supercritical Extraction (ROSE™) heavy oil technology is designed to maximize the refinery production yield from each barrel of crude oil. The by-products from this technology, known as asphaltines, can be used as a low-cost alternative fuel. We are also a licensor of ammonia process technologies and have the right to license ammonia processes used in the conversion of Syngas to ammonia. KAAPplus™, our ammonia process which combines the best features of the KBR Advanced Ammonia Process, the KBR Reforming Exchanger System and the KBR Purifier technology, offers ammonia producers reduced capital cost, lower energy consumption and higher reliability. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us from other contractors, enhances our margins and encourages customers to utilize our broad range of EPC-CS services.

Our rights to make use of technologies licensed to us are governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. For example, our SCORE™ license runs until 2028 while our rights to SUPERFLEX™ currently expire in 2013. Both may be further extended and we have historically been able to renew existing agreements as they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal. For technologies we own, we protect our rights through patents and confidentiality agreements to protect our know-how and trade secrets. Our ammonia process technology is protected through twenty-two active patents, the last of which expires in 2022.

Technology Development

We own and operate a technology center that actively works with our customers to develop new technologies and improve existing ones. We license these technologies to our customers for the design, engineering and construction of oil and gas and petrochemical facilities. We are also working to identify new technologically driven opportunities in emerging markets, including coal gasification technologies to promote more environmentally friendly uses of abundant coal resources and CO2 sequestration to reduce CO2 emissions by capturing and injecting them underground. Our expenditures for research and development activities were $2 million in 2006, $2 million in 2005 and $6 million in 2004, which are classified as a component of general and administrative expenses in our consolidated statements of operations. We make additional technology expenditures in connection with our technology center, our licenses and for new technologies developed jointly with our customers. As an example, we make expenditures in connection with the development or use of technology with respect to our projects that are charged to the particular projects and are not included as part of our research and development expenditures.

Seasonality

On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographic scope of our operations mitigates those effects.

Employees

As of December 31, 2006, we had over 56,000 employees in our continuing operations, of which approximately 1.7% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our employee relations are good.

Health and Safety

We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include: the Federal Occupation Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws, and safety requirements of the Departments of State, Defense, Energy and Transportation. We are also subject to similar requirements in other countries in which we have extensive operations, including the United Kingdom where we are subject to the various regulations enacted by the Health and Safety Act of 1974.

These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and, as a result, we may incur substantial costs to maintain the safety of our personnel.

Environmental Regulation

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the Resources Conservation and Recovery Act;

•	the Clean Air Act;

•	the Federal Water Pollution Control Act; and

•	the Toxic Substances Control Act.

In addition to federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters.

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.

Website Access

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers.

Item 1A. Risk Factors

Information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information and Risk Factors.”

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business
Houston, Texas	Leased(1)	High-rise office facility	E&C and Corporate

Arlington, Virginia	Leased	High-rise office facility	G&I

Houston, Texas	Owned	Campus facility	G&I, E&C and Corporate

Leatherhead, United Kingdom	Owned	Campus facility	G&I and E&C

Greenford, Middlesex United Kingdom	Owned(2)	High-rise office facility	E&C

Devonport, Plymouth United Kingdom	Owned(3)	Shipyard facility	G&I

(1)	At December 31, 2006, we had a 50% interest in a joint venture which owns this office facility.
(2)	At December 31, 2006, we had a 55% interest in a joint venture which owns this office facility.
(3)	At December 31, 2006, we had a 51% interest in a joint venture which owns this shipyard facility.

We also own or lease numerous small facilities that include our technology center, sales offices and project offices throughout the world. We own or lease marine fabrication facilities covering approximately 535 acres in England (primarily related to DML) and Scotland. Our marine facilities located in Scotland are currently for sale. All of our owned properties are unencumbered and we believe all properties that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Forward-Looking Information and Risk Factors” and in Notes 7, 12, and 14 to our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

KBR common stock is traded on the New York Stock Exchange. Information relating to the high and low market prices of common stock and quarterly dividend payments is included under the caption “Quarterly Data and Market Price Information” on page 140 of this annual report. No cash dividends were paid on common stock for 2006. Our Board of Directors does not intend to pay dividends on the outstanding shares of our common stock in the foreseeable future. However, the declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

At February 22, 2007, there were 13 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The chart below compares the cumulative total shareholder return on our common shares from November 16, 2006 (the date of our initial public offering) to the end of the year with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on November 16, 2006, and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	11/16/2006	11/27/2006	12/5/2006	12/13/2006	12/21/2006	12/29/2006
KBR	$100.00	$105.78	$103.86	$109.40	$125.30	$126.07
Dow Jones Heavy Construction	100.00	100.35	105.67	103.05	103.14	103.62
Russell 1000	100.00	98.79	101.25	101.05	101.29	101.31

Item 6. Selected Financial Data

The selected financial data of KBR as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 has been derived from the audited consolidated financial statements of KBR included elsewhere herein. The selected financial data as of December 31, 2004 and 2003, and for the years ended December 31, 2003 has been derived from consolidated financial statements of KBR not included herein. The selected financial data as of December 31, 2002 and for the year then ended has been derived from unaudited consolidated financial statements of KBR not included herein. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included herein.

KBR was formed on March 21, 2006 as an indirect wholly owned subsidiary of Halliburton. At inception, KBR issued 1,000 shares to Halliburton. On October 27, 2006, KBR effected a 135,627-for-one split of its common stock. All of the share and per share data of KBR for all periods presented herein has been adjusted to reflect the stock split.

KBR was formed to own and operate KBR Holdings. Prior to October 30, 2006, the existing ownership interest of the member of KBR Holdings was represented by 100 shares. On October 30, 2006, the sole member of KBR Holdings effected a 1,356,270-for-one split of its outstanding shares.

In November 2006, KBR completed an initial public offering of 32,016,000 shares of its common stock. Halliburton currently owns 135,627,000 shares, or 81%, of the outstanding common stock of KBR. In connection with the initial public offering, Halliburton contributed 100% of the common stock of KBR Holdings to KBR. KBR had no operations from the date of formation (March 21, 2006) to the date of the contribution of KBR Holdings.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In millions, except for per share amounts)
Statement of Operations Data:
Total revenue	$5,125	$8,863	$11,906	$10,146	$9,633
Operating costs and expenses:
Cost of services	5,218	8,849	12,171	9,716	9,285
General and administrative	89	82	92	85	108
Gain on sale of assets, net	—	(4)	—	(110)	(6)

Operating income (loss)	(182)	(64)	(357)	455	246
Interest expense and other	1	(41)	(28)	(22)	(26)

Income (loss) from continuing operations before income taxes and minority interest	(181)	(105)	(385)	433	220
Benefit (provision) for income taxes	98	(11)	96	(182)	(129)
Minority interest in net income of consolidated subsidiaries	(45)	(26)	(25)	(41)	(10)

Income (loss) from continuing operations	(128)	(142)	(314)	210	81
Income from discontinued operations, net of tax provisions	15	9	11	30	87
Cumulative effect of change in accounting principle, net	21	—	—	—	—

Net income (loss)	$(92)	$(133)	$(303)	$240	$168

Basic and diluted income (loss) per share:
—Continuing operations	$(0.94)	$(1.04)	$(2.31)	$1.54	$0.58
—Discontinued operations	0.11	0.06	0.08	0.22	0.62
—Cumulative effect of change in accounting principle	0.15	—	—	—	—

Basic and diluted net income (loss) per share	$(0.68)	$(0.98)	$(2.23)	$1.76	$1.20

Weighted average shares outstanding	136	136	136	136	140

Other Financial Data:
Capital expenditures	$161	$63	$74	$76	$57
Depreciation and amortization expense	29	51	52	56	47

	At December 31,
	2002	2003	2004	2005	2006
	(In millions)
Balance Sheet Data:
Cash and equivalents	$858	$439	$234	$394	$1,461
Net working capital	913	882	765	944	915
Property, plant and equipment, net	411	431	467	444	492
Total assets	4,031	5,532	5,487	5,182	5,407
Total debt (including due to and notes payable to parent)	756	1,242	1,248	808	172
Shareholders’ equity	1,133	944	812	1,256	1,787

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

E&C revenue increased from $2.0 billion in 2005 to $2.4 billion in 2006, or approximately 19%. The increase was largely due to a $594 million increase in revenue from our gas monetization projects offset by a decrease of $241 million from a crude oil project in Canada. Operating income decreased from $123 million in 2005 to $45 million in 2006 primarily due to a $157 million charge related to the Escravos GTL project in Nigeria which was partially offset by an aggregate $65 million increase in operating income from an ammonia project in Egypt and other gas monetization projects.

G&I produced revenue of $7.2 billion in 2006 compared to $8.1 billion in 2005, an 11% decrease. The decrease is largely due to a $698 million decrease in our military support activities in Iraq. Operating income for G&I decreased from $332 million in 2005 to $201 million in 2006 as a result of the decreases in Iraq-related activity as well as impairment charges on a railroad project in Australia and a road project in the United Kingdom.

In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at December 31, 2006 was $3.0 billion. In 2006, Iraq-related work contributed $4.7 billion to consolidated revenue and $166 million to consolidated operating income, resulting in a 3.5% margin before corporate costs and taxes. We were awarded $120 million in LogCAP award fees during 2006 as a result of our performance rating. During the almost five-year period we have worked under the LogCAP III contract, we have been awarded 64 “excellent” ratings out of 76 total ratings. We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2007.

In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, and in October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We expect that the contract will be awarded during the second quarter of 2007. Despite the award of the August 2006 task order under our LogCAP III contract and the possibility of being awarded a portion of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back the amount of services we provide. However, as a result of the recently announced surge of additional troops in Iraq, we expect the decline to occur more slowly than previously expected. Please read “Forward-Looking Information and Risk Factors-Risks Related to Our Customers and Contracts—A decrease in the magnitude of work we perform for the U.S. government in Iraq and for the MoD through our DML joint venture or other decreases in governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse effect on our business, results of operations and cash flow” and “The DoD awards its contracts through a rigorous competitive process and our efforts to obtain future contract awards from the DoD, including the LogCAP IV contract, may be unsuccessful, and the DoD has recently favored multiple award task order contracts.”

With regard to our E&C projects, worldwide resource constraints, escalating material and equipment prices, and ongoing supply chain pricing pressures are causing delays in awards of and, in some cases, cancellations of major gas monetization and upstream prospects. Of the eight very large scale (each defined for these purposes as having approximately $2 billion or more in estimated revenue to us or other parties (or total installed cost to the client) over the course of the project) natural gas projects that we have been pursuing for new awards, three have either been cancelled or awarded to competitors and we believe the awards of two others may also be significantly delayed or cancelled. Although two additional very large scale natural gas projects have subsequently been added to our pursuit list, due to the lengthy nature of the bidding process, we do not expect awards for these projects to be made in the near term. These developments may negatively and materially impact 2007 and 2008 results (excluding consideration of potential offsets such as the slower than expected decline in LogCAP III activity, or work in other areas and overhead reductions that may or may not be realized). It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. See “Forward-Looking Information and Risk Factors-Risks Related to Our Customers and Contracts—Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.”

In the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest, related to our consolidated 50%-owned GTL project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project experienced delays related to civil unrest and security on the Escravos River near the project site, with additional delays resulting from scope changes and engineering and construction modifications. As of September 30, 2006, we had approximately $269 million in unapproved change orders related to this project. In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of these change orders. We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services for the Escravos joint venture. As of December 31, 2006, we have recorded $43 million of unapproved change orders which primarily relates to additional cost increases on this project.

In May 2006, we completed the sale of the Production Services group, which was part of our E&C segment. In connection with the sale, we received net proceeds of $265 million and recorded a pre-tax gain of $120 million, net of post-closing adjustments. The results of operations and net assets of the Production Services group for the current and prior periods have been reported as discontinued operations. See Note 26 to our consolidated financial statements.

On April 1, 2006, Halliburton contributed to us its interests in three joint ventures, which are accounted for using the equity method of accounting. These joint ventures own and operate offshore vessels equipped to provide various services, including accommodations, catering and other services to sea-based oil and gas platforms and rigs off the coast of Mexico. At March 31, 2006, the contributed interests in the three joint ventures had a book value of $26 million.

In 2006, we recorded $58 million of impairment charges related to an investment in a railway joint venture in Australia. This joint venture has sustained losses since the railway commenced operations in early 2004 and incurred an event of default under its loan agreements by failing to make an interest and principal payment in October 2006. The write-down of our investment in this joint venture in the first and third quarters of 2006 resulted from lower than anticipated freight volume, a slowdown in the planned expansion of the Port of Darwin and the joint venture’s unsuccessful efforts to raise additional equity from third parties.

In April 2006, KBR, Petrobras, and the project lenders agreed to technical and operational acceptance of the completed Barracuda and Caratinga production vessels. In March 2006, Petrobras submitted to arbitration a $220 million claim related to the Barracuda-Caratinga project. The submission claimed that certain subsea flowline bolts failed and that the replacement of these bolts was our responsibility. We disagree with the Petrobras claim since the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We have examined possible solutions to the problem and determined the cost would not exceed $140 million. We are defending ourselves in the arbitration process and will pursue recovery of our costs associated with this defense.

Separation from Halliburton

In November 2006, we completed our initial public offering of 32,016,000 shares of our common stock for aggregate net proceeds of $511 million. Halliburton intends to complete the separation by means of a tax-free exchange offer and a subsequent spin-off distribution of any remaining shares. In connection with our initial public offering, Halliburton and KBR entered into various agreements relating to the separation of our business from Halliburton, including, among others, a master separation agreement, a registration rights agreement, employee matters agreement, transition services agreements and a tax sharing agreement. For a description of these agreements, as amended, and other agreements that we entered into with Halliburton, please read “Certain Relationships and Related Transactions, and Director Independence.”

In 2007, we anticipate incurring approximately $12 million of additional cost of services and approximately $23 million of additional general and administrative expense associated with being a separate publicly traded company, including approximately $8 million of expense for stock-based compensation. These public company expenses include anticipated compensation and benefit expenses of our executive management and directors (including stock-based compensation), costs associated with our long-term incentive plan, expenses associated with the preparation of annual and quarterly reports, proxy statements and other filings with the SEC, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and higher insurance costs due to the unavailability of Halliburton’s umbrella insurance coverage. We expect to incur additional one-time system costs of approximately $10 million to replace certain human resources and payroll-related IT systems that we currently share with Halliburton and that are not included in the scope of our current SAP implementation process.

In connection with KBR’s initial public offering, we granted stock options, restricted stock and restricted stock units to our executive officers and a number of our employees as described under “Executive Compensation.” We also intend to make annual grants of restricted stock units to our outside directors as described under “Director Compensation.” Any amounts recorded related to stock-based compensation would include the fair value of awards of stock options, restricted stock and/or restricted stock units to our outside directors, executive officers and other employees. The estimated fair value of these grants have been determined using the Black-Scholes pricing model in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Once Halliburton’s ownership interest in KBR is 20% or less, outstanding awards to KBR employees of options to purchase Halliburton stock and unvested Halliburton restricted stock under the Halliburton 1993 Stock and Incentive Plan (“Halliburton 1993 Plan”) will be converted into similar KBR awards under a new Transitional Stock Adjustment Plan, with the intention of preserving approximately the equivalent value of the previous awards under the Halliburton 1993 Plan.

Other Corporate Matters

At December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The adoption of SFAS No. 158 impacted our balance sheet at December 31, 2006 as follows: a decrease to total assets of $156 million, an increase to total liabilities of $93 million, a decrease to minority interest of $97 million, and a decrease to shareholders’ equity of $152 million.

In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) and began expensing the cost of our employee stock option awards and our employee stock purchase plan. On a pretax basis, these costs totaled approximately $7 million in 2006 and are in addition to $5 million in costs we have historically expensed related to other equity based compensation and $6 million of incremental compensation cost related to modifications of previously granted stock-based awards retained when certain employees left the company. All expense related to stock compensation awards were charged to the segments to which each affected employee is assigned.

In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position our company for the future. In connection with this reorganization, the company recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. Of this amount, $3 million relates to our E&C segment and $2 million relates to our G&I segment. The entire $5 million was included in “General and administrative” in the statements of operations as of December 31, 2006. These termination benefits were offered to approximately 139 personnel, with 66 receiving enhanced termination benefits who were located in the United States and United Kingdom. As of December 31, 2006, the $5 million is included in “Accounts payable” on the consolidated balance sheets for the restructuring plan.

Material weakness in financial controls. During the second quarter of 2006, we discovered a large increase in our estimated costs on the Escravos project as a result of our completing a first check estimate in June 2006. A first check estimate is a detailed process by which the project’s schedule and cost is re-estimated through its completion. We perform a first check estimate once sufficient engineering work has been completed to allow for a detailed cost re-estimate based on actual engineering drawings. The large increase in estimated costs identified on the Escravos project included the estimated costs for the plant scope changes resulting from the front-end engineering design validation, the impact of inflation on procurement costs due to schedule delays, and the costs of additional security needed due to the continued deterioration of civil conditions in Nigeria that had occurred.

As a result of the significant increase in estimated costs identified in our first check estimate, we performed a review to determine why these costs were not previously estimated and communicated. From this review, we learned that even though most of the cost increases could not be identified until the rescheduling and recosting exercise of the first check estimate, there were some cost increases that should have been recognized by existing procedures related to project deviations/changes which had been identified prior to March 31, 2006 but not included in the project cost estimate as of that date. Our policies require that all estimated costs attributed to project deviations/changes be included in the project cost estimate in the period in which they are identified. Since our policy was not followed on this project, we concluded that a material weakness in internal controls existed in our Escravos project estimating process.

During the second quarter of 2006, we performed an additional review of our other significant fixed-price projects and found that the control policies and procedures which had not been followed on the Escravos project were being followed on these projects, providing us assurance that the control deficiency was isolated to the Escravos project. Further, we believe the first check estimate we performed in the second quarter of 2006 mitigated the risk of any material errors in the Escravos project as of December 31, 2006.

We have taken appropriate actions to upgrade project control personnel on the Escravos project and we have provided additional training to these new individuals concerning our company policies relating to project deviations/changes. We have also initiated control enhancements on the Escravos project, which are expected to help identify any similar control deficiencies on a more timely basis in the future. These include expanded monthly project reviews by segment management for all significant projects with increased focus on project deviations/changes.

During the fourth quarter of 2006, we completed the first check estimate on the Yemen project, which was the only major E&C project underway for which a first check estimate had not previously been completed at that point. In addition, during the fourth quarter of 2006, we have continued our assessment of the Escravos controls and other control changes implemented following the second quarter of 2006, and have concluded that these controls are operating effectively. We believe that this material weakness has been remediated as of December 31, 2006.

Correction of prior period results. In connection with a review of our consolidated 50%-owned GTL project in Escravos, Nigeria, which is part of our E&C segment, we identified increases in the overall estimated cost to complete the project. As a result, during the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest. We determined that $16 million of the $148 million charge was based on information available to us but not reported as of March 31, 2006. Of the $16 million related to the prior periods, $9 million was related to the quarter ended March 31, 2006 and $7 million was related to the quarter ended December 31, 2005. We have restated our financial statements for the quarter ended March 31, 2006 to include the $9 million charge ($2.9 million after minority interest and tax) as well as for other unrelated, individually insignificant adjustments that subsequently became known to us. The $9 million adjustment related to Escravos had the effect of reducing income (loss) from continuing operations before income taxes and minority interest by $9 million, increasing benefit (provision) for income taxes by $1.6 million, increasing minority interest in net income of subsidiaries by $2.9 million (net of tax of $1.6 million), and reducing net income by $2.9 million for the quarter ended March 31, 2006. These other adjustments had the effect of reducing pretax income and net income by $2 million and $5 million for the quarter ended March 31, 2006, respectively. We recorded the remaining $7 million charge ($2.3 million after minority interest and income taxes) in the quarter ended June 30, 2006, since the amounts were not material to 2005 or 2006 based on our 2006 projections.

In addition to the above, we adjusted our member’s equity and other balance sheet accounts as of January 1, 2003 to reflect a correction to DML’s initial purchase price allocation from a 1997 acquisition. DML’s original purchase price allocation did not adequately record the prepaid pension asset that existed at the acquisition date. The corrected allocation of purchase price to the pension asset also had the effect of increasing negative goodwill. The resulting negative goodwill would have been reversed in 2002 upon the adoption of SFAS 141, “Business Combinations”, and reflected in “cumulative effect of change in an accounting principle, net”. Accordingly, our January 1, 2003 consolidated balance sheet has been adjusted to increase member’s equity by $34 million, to increase prepaid pension asset by $72 million, to decrease property, plant, and equipment by $2 million, to decrease deferred taxes by $12 million and to increase minority interest by $24 million. Currency translation adjustments on the above resulted in increased equity at December 31, 2005, 2004 and 2003 of $9 million, $17 million and $8 million, respectively. We do not believe these adjustments have a material impact on balances previously reported.

Liquidity and Capital Resources

At December 31, 2006 and 2005, cash and equivalents totaled $1.5 billion and $394 million, respectively. These balances include cash and cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes and which totaled $527 million at December 31, 2006 and $223 million at December 31, 2005. The use of these cash balances is limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.

Historically, our primary sources of liquidity were cash flows from operations, including cash advance payments from our customers, and borrowings from our parent, Halliburton. In addition, at times during 2004 and 2005, we sold receivables under our U.S. government accounts receivable facility. Effective December 16, 2005, we entered into a bank syndicated unsecured $850 million five-year revolving credit facility (Revolving Credit Facility), which extends through 2010 and is available for cash advances and letters of credit. In connection therewith, the U.S. government accounts receivable facility was terminated and an intercompany payable to Halliburton of $774 million was converted into Subordinated Intercompany Notes. We expect that our future liquidity will be provided by cash flows from operations, including advance cash payments from our customers, and borrowings under the Revolving Credit Facility.

As mentioned above, we previously utilized borrowings from Halliburton as a primary source of liquidity. In October 2005, Halliburton capitalized $300 million of the outstanding intercompany balance to equity through a capital contribution. On December 1, 2005, our remaining intercompany balance was converted into Subordinated Intercompany Notes to Halliburton. At December 31, 2005, the outstanding principal balance of the Subordinated Intercompany Notes was $774 million. In October 2006, we repaid $324 million in aggregate principal amount of the $774 million of indebtedness we owed under the Subordinated Intercompany Notes. In November 2006, we repaid the remaining $450 million in aggregate principal amount of the Subordinated Intercompany Notes with proceeds from our initial public offering. Amounts owed under the Subordinated Intercompany Notes are reflected in our consolidated financial statements at December 31, 2005 as Notes payable to related party.

Our Revolving Credit Facility is available for cash advances required for working capital and letters of credit to support our operations. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin. The applicable margin will vary based on our utilization spread. At December 31, 2006 and December 31, 2005, we had $0 of cash draws and $55 million and $25 million, respectively, in letters of credit issued and outstanding, which reduced the availability under the Revolving Credit Facility to $795 million and $825 million, respectively. In addition, we pay a commitment fee on any unused portion of the credit line under the Revolving Credit Facility. Further, the Revolving Credit Facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced.

Letters of credit, bonds and financial and performance guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of December 31, 2006, we had $676 million in letters of credit and financial guarantees outstanding, of which $55 million were issued under our Revolving Credit Facility. Over $597 million of the remaining $621 million were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton. Of the total outstanding, $516 million relate to our joint venture operations, including $159 million issued in connection with our Allenby & Connaught project. The remaining $160 million of outstanding letters of credit relate to various other projects. At December 31, 2006, $248 million of the $676 million in outstanding letters of credit had triggering events that would entitle a bank to require cash collateralization. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. We expect to cancel these letters of credit, surety bonds and other guarantees as we complete the underlying projects. We have limited stand-alone bonding capacity without Halliburton, and Halliburton is no longer obligated to provide credit support for our letters of credit, surety bonds and other guarantees, except to the limited extent it has agreed to do so under the terms of the master separation agreement entered into in connection with our initial public offering. We have obtained a limited amount of stand-alone surety capacity and are engaged in discussions with surety companies to obtain additional stand-alone capacity.

We and Halliburton have agreed that the existing surety bonds, letters of credit, performance guarantees, financial guarantees and other credit support instruments guaranteed by Halliburton will remain in full force and effect following the separation of our companies. In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at the time of our initial public offering and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by our customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following our initial public offering. Please read “Certain Relationships and Related Transactions, and Director Independence.”

As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a unilateral basis. In connection with the issuance of letters of credit under the Revolving Credit Facility, we are charged an issuance fee and a quarterly fee on outstanding letters of credit based on an annual rate.

Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make. We are limited in the amount of additional letters of credit and other debt we can incur outside of the Revolving Credit Facility. Also, under the current provisions of the Revolving Credit Facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or us, directly or indirectly acquire 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, the borrower under the facility and a wholly owned subsidiary of KBR.

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 55% until June 30, 2007 and 50% thereafter; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At December 31, 2006 and 2005, we were in compliance with these ratios and other covenants.

Cash flow activities	Years Ended December 31,
	2006	2005	2004
	(In millions)
Cash flows provided by (used in) operating activities	$931	$527	$(61)
Cash flows provided by (used in) investing activities	225	20	(85)
Cash flows provided by (used in) financing activities	(139)	(375)	(83)
Effect of exchange rate changes on cash	50	(12)	24

Increase (decrease) in cash and equivalents	$1,067	$160	$(205)

Operating activities. Cash provided by operations was $931 million for the year ended December 31, 2006 compared to cash provided by operations of $527 million the year ended December 31, 2005. In 2006, we received $304 million of advanced billings on several consolidated joint venture projects including our Escravos project. This cash advance is only available for use on the Escravos project and is not available to us for other purposes. In addition, our working capital for our Iraq-related work, excluding cash and equivalents, decreased $247 million from $495 million at December 31, 2005 to $248 million at December 31, 2006. These cash increases were partially offset by increases of $86 million in working capital related to new projects initiated in 2006, including the EBIC and Allenby & Connaught projects. We also contributed $129 million to fund our pension plans in 2006 and experienced higher payroll and related payments due to the timing of our payroll payments.

Cash provided by operations were $527 million in 2005. The increase in cash provided by operations in 2005 compared to 2004 was primarily due to better operating results and a reduction in working capital required in support of the U.S. government’s activities in Iraq. Net income increased to $240 million in 2005, compared to a net loss of $303 million in 2004. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, decreased from $700 million at December 31, 2004 to $495 million at December 31, 2005. The working capital of $700 million at December 31, 2004 excluded $263 million of receivables sold under our U.S. government accounts receivable facility, which was terminated in December 2005. The working capital decrease was mainly due to the settlement of dining facilities-related issues and fuel issues and resolution of RIO project issues. These increases in cash flow were partially offset by cash outlays required to fund losses on the Barracuda-Caratinga project totaling $169 million in 2005.

Investing activities. Cash provided by investing activities for the year ended December 31, 2006 totaled $225 million compared to cash provided by investing activities of $20 million for the year ended December 31, 2005. Capital expenditures in 2006 were $57 million as compared to $76 million in 2005. Capital spending in 2006 was down primarily due to the deferral of certain capital improvement projects at our DML shipyard. In the second quarter of 2006, we completed the sale of our Production Services group, which was part of our E&C segment. In connection with the sale, we received net proceeds of $265 million. During 2005 we received $96 million in cash from the sale of and one-time cash distribution from our interest in the Dulles Greenway toll road in Virginia.

Cash provided by investing activities totaled $20 million in 2005 compared to cash flows used in investing activities of $85 million in 2004. The increase in cash flow from investing activities was primarily due to the sale of and one-time cash distribution from our interest in the Dulles Greenway toll road in 2005, which provided $96 million of net cash inflows. Capital expenditures of $76 million in 2005 were consistent with 2004. Capital spending in 2005 was primarily directed to our implementation of an enterprise system, SAP, offset by lower spending in 2005 at our DML shipyard.

Financing activities. Cash used in financing activities for the year ended December 31, 2006 totaled $139 million, compared to cash flows used in financing activities of $375 million in 2005 and is primarily related to repayment of our borrowings under the Halliburton Cash Management Note previously discussed. In addition, in November 2006, we completed an initial public offering of less than 20% of the common stock of KBR resulting in net proceeds of $511 million. Cash flows used in or provided by financing activities in 2006, 2005 and 2004 are primarily related to payments from or payments to Halliburton in order to obtain funds to support our operations or to repay borrowings from Halliburton with excess funds from operations.

Historically, our daily cash needs have been funded through intercompany borrowings from our parent, Halliburton, while our surplus cash was invested with Halliburton on a daily basis. Effective December 1, 2005, we entered into Subordinated Intercompany Notes with Halliburton whereby our $774 million intercompany payable balance was converted into Subordinated Intercompany Notes payable due in December 2010 that each had an annual interest rate of 7.5%. In October 2006, we repaid $324 million and in November 2006, we repaid the remaining $450 million in aggregate principal amount of the Subordinated Intercompany Notes with proceeds from our initial public offering.

Prior to December 2006, Halliburton provided daily cash management services to us. As part of this arrangement, we invested surplus cash with Halliburton on a daily basis, which could be returned as needed for operations. Halliburton executed a demand note payable (Halliburton Cash Management Note) for amounts outstanding under these arrangements. Annual interest on the Halliburton Cash Management Note was based on the closing rate of overnight Federal Funds rate determined on the first business day of each month. Similarly, we could, from time to time, borrow funds from Halliburton, subject to limitations provided under the Revolving Credit Facility, on a daily basis pursuant to a note payable (KBR Cash Management Note). Annual interest on the KBR Cash Management Note was based on the six-month Eurodollar Rate plus 1.00%. This cash management arrangement was terminated in December 2006 and amounts owed under the Halliburton Cash Management Note and the KBR Cash Management Note were settled in December 2006.

On November 29, 2002, DML entered into a credit facility denominated in British pounds with Bank of Scotland, HSBC Bank and The Royal Bank of Scotland totaling $157 million. The U.S. dollar amounts presented were converted using published exchange rates for the applicable periods. This facility, which is non-recourse to us, matures in September 2009, provides for a $137 million term loan facility and a $20 million revolving credit facility. The interest rate for both the term loan and revolving credit facility is variable based on an adjusted LIBOR rate and DML must maintain certain financial covenants. At December 31, 2006 and 2005, there was $18 million and $31 million, respectively, outstanding under this term loan facility, which is payable in quarterly installments through September 2009. At December 31, 2006 there was no outstanding balance under the revolving credit facility. In addition, DML had $2 million and $3 million of other long-term debt outstanding at December 31, 2006 and December 31, 2005, respectively. The interest rate on this debt is variable and payments are due quarterly through October 2008. DML also has a $29 million overdraft facility for which there was no outstanding balance at December 31, 2006.

On June 6, 2005, our 55%-owned subsidiary, M.W. Kellogg Limited, entered into a credit facility with Barclays Bank totaling $29 million. The U.S. dollar amounts presented were converted using published exchange rates for the applicable period. This facility, which is non-recourse to us is primarily used for bonding, guarantee, and other indemnity purposes. Fees are assessed monthly in the amount of 0.25% per annum of the average outstanding balance. Amounts outstanding under the facility are payable upon demand and the lender may require cash collateral for any amounts outstanding under the facility. At December 31, 2006 and December 31, 2005, there was $2 million of bank guarantees outstanding under the facility.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advance payments from our customers, and borrowings under our Revolving Credit Facility. The Revolving Credit Facility is available for cash advances required for working capital and letters of credit to support our operations. However, to meet our short- and long-term liquidity requirements, we will primarily look to cash generated from operating activities. As such, we will be required to consider the working capital requirements of future projects.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements for our operations. For a discussion of risks related to our working capital requirements and sources of liquidity following our separation from Halliburton, please read “Forward-Looking Information and Risk Factors—Other Risks Related to Our Business—We experience increased working capital requirements from time to time associated with our business, and such an increased demand for working capital could adversely affect our ability to meet our liquidity needs.” In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, long-term debt repayment and various other obligations, including the commitments discussed in the table below, as they arise. In October 2006, we repaid $324 million in aggregate principal amount of the indebtedness we owed under the Subordinated Intercompany Notes and in November 2006 we repaid the remaining $450 million with net proceeds from our initial public offering.

Capital expenditures. Capital spending in 2006 was approximately $57 million. The capital expenditures budget for 2007 is approximately $99 million, and includes a $19 million increase in spending related to our DML shipyard for certain capital improvement projects deferred in 2006.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2006:

	Payments Due
	2007	2008	2009	2010	2011	Thereafter	Total
	(In millions)
Long-term debt(a)	18	2	—	—	—	—	20
Operating leases	48	50	42	39	39	41	259
Purchase obligations(b)	15	13	4	3	2	2	39
Pension funding obligation	57	—	—	—	—	—	57
Barracuda-Caratinga	10	—	—	—	—	—	10

Total	148	65	46	42	41	43	385

(a)	DML revolving credit facility and associated interest based on adjusted LIBOR rate.
(b)	The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers. The purchase obligations with our vendors can span several years depending on the duration of the projects. In general, the costs associated with the purchase obligations are expensed to correspond with the revenue earned on the related projects.

In addition to the commitments above, we had commitments of $156 million at December 31, 2006 to provide funds to related companies, including $119 million at December 31, 2006 to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $13 million of the commitments to be paid during 2007. In addition, we funded $37 million on the Barracuda-Caratinga project, net of revenue received, during 2006.

Off balance sheet arrangements and other factors affecting liquidity

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (see Note 20 “Equity Method Investments and Variable Interest Entities” in the notes to our consolidated financial statements for a description of our significant unconsolidated subsidiaries that are accounted for using the equity method of accounting). These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed to period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $3 million and $145 million at December 31, 2006 and 2005, respectively. Our equity in earnings (losses) from privately financed project entities totaled $(77) million, $18 million and $(12) million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 9 to our consolidated financial statements.

In May 2004, we entered into an agreement to sell, assign, and transfer our entire title and interest in specified U.S. government accounts receivable to a third party. The total amount of receivables outstanding under this agreement as of December 31, 2004 was $263 million. At December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.

As of December 31, 2006, we had incurred $159 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the U.S. Army for negotiation. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

Halliburton has agreed to indemnify us and our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof relating to certain FCPA matters. If we incur losses as a result of or relating to certain FCPA matters, or as a result of violations of U.S. antitrust laws arising out of ongoing bidding practices investigations, for which the Halliburton indemnity will not apply, we may not have the liquidity or funds to address those losses. Please read “Certain Relationships and Related Transactions, and Director Independence.”

In certain circumstances, Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project. If we incur losses relating to the Barracuda-Caratinga project for which the Halliburton indemnity will not apply, we may not have the liquidity or funds to address those losses.

We may take or fail to take actions that could result in our indemnification from Halliburton with respect to FCPA Matters or matters relating to the Barracuda-Caratinga project no longer being available, and the Halliburton indemnities do not apply to all potential losses. For additional information regarding these indemnification agreements and related risks, please read “Related Party Transactions” and “Forward-Looking Information and Risk Factors.”

Halliburton has incurred $14 million, $9 million and $8 million for the years ended December 31, 2006, 2005 and 2004, respectively, for expenses relating to the FCPA and bidding practices investigations. In 2004, $1.5 million of the $8 million incurred was charged to us. Except for this $1.5 million, Halliburton has not charged these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between Halliburton and us.

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.

The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time, but we believe that they should be less than 6% of the total subcontractor costs. As of December 31, 2006, no amounts have been accrued for suspended security billings. Please read “Forward-Looking Information and Risk Factors—Risks Related to Our Customers and Contracts—Our government contracts work is regularly reviewed and audited by our customer and government auditors, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees and other remedies against us” for further discussion.

Business Environment and Results of Operations

Business Environment

We are a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We are a leader in many of the growing end-markets that we serve, particularly gas monetization, having designed and constructed, alone or with joint venture partners, more than half of the world’s operating LNG production capacity over the past 30 years. In addition, we are one to the ten largest government defense contractors worldwide according to a Defense News ranking based on fiscal 2005 revenue and, accordingly, we believe we are the world’s largest government defense services provider. For fiscal year 2005, we were the sixth largest contractor for the DoD based on its prime contract awards.

We offer our wide range of services through two business segments, E&C and G&I. Although we provide a wide range of services, our business in both our E&C segment and our G&I segment is heavily focused on major projects. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our projects are generally long term in nature and are impacted by factors including local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services. Demand for our services depends primarily on our customers’ capital expenditures and budgets for construction and defense services. We have benefitted from increased capital expenditures by our petroleum and petrochemical customers driven by high crude oil and natural gas prices and general global economic expansion. Additionally, the heightened focus on global security and major military force realignments, particularly in the Middle East, as well as a global expansion in government outsourcing, have all contributed to increased demand for the type of services that we provide.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls, or currency fluctuations.

E&C Segment Activity

Our E&C segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes onshore oil and gas production facilities, offshore oil and gas production facilities, including platforms, floating production and subsea facilities

(which we refer to collectively as our offshore projects), onshore and offshore pipelines, LNG and GTL gas monetization facilities (which we refer to collectively as our gas monetization projects), refineries, petrochemical plants (such as ethylene and propylene) and Syngas, primarily for fertilizer-related facilities. We provide a wide range of Engineering Procurement Construction – Commissioning Start-up (“EPC-CS”) services, as well as program and project management, consulting and technology services.

In order to meet growing energy demands, oil and gas companies are increasing their exploration, production, and transportation spending to increase production capacity and supply. We are currently targeting reimbursable EPC and engineering, procurement, and construction management opportunities in northern and western Africa, the Middle East, the Caspian area, Asia Pacific, Latin America, and the North Sea.

Outsourcing of operations and maintenance work by industrial and energy companies has been increasing worldwide. Opportunities in this area are anticipated as the aging infrastructure in United States refineries and chemical plants requires more maintenance and repairs to minimize production downtime. More stringent industry safety standards and environmental regulations also lead to higher maintenance standards and costs.

In the first quarter of 2006, we signed a $400 million contract to build and operate the Egypt Basic Industries Corporation (“EBIC”) ammonia plant in Ain Sokna, Egypt. In connection with this project, we are performing the engineering, procurement and construction work for the project and operation and maintenance services for the facility. In August 2006, the lenders providing the construction financing notified EBIC that it was in default of the terms of its debt agreement, which effectively prevented the project from making additional borrowings until such time as certain security interests in the ammonia plant assets related to the export facilities could be perfected. Indebtedness under the debt agreement is non-recourse to us. This default was cured on December 8, 2006 subject to EBIC’s submission and the lender’s acceptance of the remaining documents by March 2007. No event of default has occurred pursuant to our EPC contract and we have been paid all amounts due from EBIC. In September 2006, we were instructed by EBIC to cease work on one location of the project on which the ammonia storage tanks were originally planned to be constructed due to a decision to relocate the tanks. The new location has been selected and the client and its lenders have agreed to compensate us for approximately $6 million in costs resulting from the relocation of the storage tanks. We resumed work on the ammonia tanks in February 2007.

In July 2006, we were awarded, through a 50%-owned consolidated joint venture, a $997 million contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.

Also in July 2006, we were awarded a $194 million fixed-price EPCm contract by Saudi Kayan Petrochemical Company for a 1.35 million ton per year ethylene plant in Jubail City, Saudi Arabia.

Escravos project. In the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest, related to our consolidated 50%-owned GTL project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project, which was awarded in April 2005, has experienced delays relating to civil unrest and security on the Escravos River, near the project site. Further delays have resulted from scope changes, engineering and construction modifications due to necessary front-end engineering design changes and increases in procurement costs due to project delays. As of September 30, 2006, we had approximately $269 million in unapproved change orders related to this project. In the fourth quarter of 2006, we reached agreement with the project owner to settle these change orders. As a result, portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics. Since we completed our first check estimate in the second quarter of 2006, the project has continued to estimate significant additional cost increases. We currently expect to recover these recently identified cost increases through change orders. As of December 31, 2006, we have recorded $43 million of unapproved change orders primarily relates to these cost increases. Because of the civil unrest and security issues that currently exist in Nigeria, uncertainty regarding soil conditions at the property site, and other matters, we could experience substantial additional cost increases on the Escravos project in the future. We believe that future cost increases attributed to civil unrest, security and potential differences in actual rather than anticipated soil conditions should ultimately be recoverable through future change orders pursuant to the terms of our contract as amended in 2006. However, should this occur, there could be timing differences between the recognition of cost and recognition of offsetting potential recoveries from our client, if any. We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services for the Escravos joint venture. These services were in excess of the contractual limit of total engineering costs each partner can bill to the joint venture. As of December 31, 2006, the project was approximately 45% complete.

Barracuda-Caratinga and Belanak projects. In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We have recorded losses on the project of $19 million, $8 million and $407 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. As part of these settlements, we paid $22 million in liquidated damages. We funded $37 million in cash shortfalls, net of revenue received, during 2006.

The Barracuda-Caratinga vessels are both fully operational. In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the lenders’ reliability test and final acceptance of the FPSOs. These acceptances eliminated any further risk of liquidated damages being assessed. Our remaining obligation under the April 2006 agreement is primarily for warranty on the two vessels. At Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. Under the master separation agreement we entered into with Halliburton in connection with our initial public offering, Halliburton agreed, subject to certain conditions, to indemnify us and hold us harmless from all cash costs and expenses incurred as a result of the replacement of the subsea bolts. As of December 31, 2006 and 2005, we have not accrued any amounts related to this arbitration.

We have completed construction on another offshore FPSO named Belanak, which is currently in production. Our work on Belanak was pursuant to a fixed-price contract on which we incurred $29 million of losses in 2004. As a result of losses sustained on the Barracuda-Caratinga and other projects, we announced in 2002 that we would no longer pursue bidding on high risk fixed-price EPC-CS contracts for offshore production facilities primarily due to the fact that the risk/reward equation for these types of projects had become unacceptable to us. We believe these projects involve a disproportionate risk and require using a large share of bonding and letter of credit capacity relative to the profit contribution provided by these types of projects. In contrast to risks involved in large onshore, fixed-price EPC-CS contracts, risks involved in these projects include lack of front-end definition of scope, lack of uniform approach to project execution, disproportionate risks allocated to contractors, increase in risk profile as projects shift into deepwater frontiers, unpredictable weather and ocean current conditions and unpredictable local manufacturing conditions and capacity.

G&I Segment Activity

Our G&I segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private customers worldwide. We currently provide these services in the Middle East to support one of the largest U.S. military deployments since World War II, as well as in other global locations where military personnel are stationed. A significant portion of our G&I segment’s current operations relate to the support of United States government operations in the Middle East, which we refer to as our Middle East operations.

In July 2006, we resumed work under the U.S. Army Europe Support Contract, which was originally awarded in 2005. Under this contract, we will continue to provide support services to U.S. forces deployed in the Balkans. In addition, we will provide camp operations and maintenance, and transportation and maintenance services in support of troops throughout the U.S. Army Europe’s area of responsibility, which includes over 90 countries.

In addition, in January 2006, we were awarded a competitively bid indefinite delivery/indefinite quantity contract to support the Department of Homeland Security’s U.S. Immigration and Customs Enforcement facilities in the event of an emergency. With a maximum total value of $385 million, this contract has a five-year term, consisting of a one-year base period and four one-year renewal options.

We provide substantial work under our government contracts to the DoD and other governmental agencies. Most of the services provided to the U.S. government are under cost- reimbursable contracts where we have the opportunity to earn an award fee based on our customer’s evaluation of the quality of our performance. These award fees are evaluated and granted by our customer periodically. For contracts entered into prior to June 30, 2003, all award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. In 2005, our customer for the LogCAP III contract definitized and granted award fees allocated to a significant amount of cost incurred to date, many of which related to costs incurred and services provided in earlier years. Accordingly, award fees totaling $53 million in excess of amounts previously accrued were recognized in 2005. In addition, based on the award fee scores, which determined the fees awarded during 2005, we increased our award fee accrual rate on the LogCAP III contract from 50% to 72%, which resulted in an additional $14 million of award fees being recorded in 2005. We continue to receive a performance rating of “excellent” for our work under the LogCAP III contract. This rating translated to an average award fee of 90%. Based on this rating, our historical experience and our assessment of our performance, we increased our award fee accrual percentage from 72% to 84% in 2006.

In April 2006, Aspire Defence, a joint venture between us, Mowlem Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. At December 31, 2006, we indirectly owned a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, at December 31, 2006, we owned a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of December 31, 2006, our performance through the construction phase is supported by $159 million in letters of credit and surety bonds totaling $209 million, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors, including us, and the issuance of publicly held senior bonds.

We are also the majority owner of DML, the owner and operator of one of Western Europe’s largest naval dockyard complexes. Our DML shipyard operations are primarily engaged in refueling nuclear submarines and performing maintenance on surface vessels for the MoD as well as limited commercial projects. We are engaging in discussions with the MoD regarding KBR’s ownership in DML and the possibility of reducing or disposing of our interest. Although no decision has been made with respect to a disposition of our interest in DML, we are supporting a process to identify potential bidders that may have an interest in acquiring our interest in DML. We do not know at this time if the process will result in a disposition of our interest in DML.

We also expect the volume of our work under our DML joint venture’s contract to refit the MoD’s nuclear submarine fleet to decline in 2009 and 2010 as we complete this round of refueling of the current fleet. As a result, we are focused on diversifying our G&I segment’s project portfolio and capitalizing on the positive government outsourcing trends with work on other MoD projects and for the U.S. Air Force under the AFCAP contract.

With respect to the Alice Springs-Darwin railroad project, we own a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment using the equity method of accounting. This joint venture has sustained losses since commencing operations due to lower than anticipated freight volume and a slowdown in the planned expansion of the Port of Darwin. At the end of the first quarter of 2006, the joint venture’s revised financial forecast led us to record a $26 million impairment charge. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. In light of the default, the joint venture’s need for additional financing and the realization that the joint venture efforts to raise additional equity from third parties was not successful, we recorded an additional $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. At December 31, 2006, our investment in this joint venture was $6 million. The $6 million additional funding commitment was still outstanding.

We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in these joint ventures and account for them using the equity method of accounting. With respect to one of these roadways, we received a revised financial forecast during the second quarter of 2006, which takes into account sustained projected losses due to lower than anticipated long vehicle traffic and higher than forecasted lane availability deductions, which reduces project revenues. Because of this new information, we recorded an impairment charge of $10 million during the second quarter of 2006. As of December 31, 2006, the carrying value of our investment in this joint venture and the related company that performed the construction of the road was $0, and we had no additional funding commitments.

In the civil infrastructure sector, there has been a general trend of historic under-investment. In particular, infrastructure related to the quality of water, wastewater, roads and transit, airports, and educational facilities has declined while demand for expanded and improved infrastructure continues to outpace funding. As a result, we expect increased opportunities for our engineering and construction services and for our privately financed project activities as our financing structures make us an attractive partner for state and local governments undertaking important infrastructure projects.

Contract structure. Engineering and construction contracts can be broadly categorized as either cost-reimbursable or fixed-price, sometimes referred to as lump sum. Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must predetermine both the quantities of work to be performed and the costs associated with executing the work. While fixed-price contracts involve greater risk, they also are potentially more profitable for the contractor, since the owner/customer pays a premium to transfer many risks to the contractor. Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost-reimbursable contracts are generally less risky, since the owner/customer retains many of the risks. We are continuing with our strategy to move away from offshore fixed-price EPIC contracts within our E&C segment. We have only two remaining major fixed-price EPIC offshore projects. As of December 31, 2006, they were substantially complete.

Results of Operations

	Years Ended December 31,
	2006	2005	2004
	(In millions of dollars)
Revenue: (1)
G&I—Middle East Operations	$5,262	$5,966	$7,454
G&I—DML Shipyard Operations	850	863	738
G&I—Other	1,137	1,307	1,217

Total Government and Infrastructure	7,249	8,136	9,409

E&C—Gas Monetization Projects	898	304	223
E&C—Offshore Projects	316	463	656
E&C—Other	1,170	1,243	1,618

Total Energy and Chemicals	2,384	2,010	2,497

Total revenue	$9,633	$10,146	$11,906

Operating Income (loss):
G&I—Middle East Operations	$159	$167	$25
G&I—DML Shipyard Operations	86	62	48
G&I—Other	(44)	103	9

Total Government and Infrastructure	201	332	82

E&C—Gas Monetization Projects	(106)	13	22
E&C—Offshore Projects	21	30	(454)
E&C—Other	130	80	(7)

Total Energy and Chemicals	45	123	(439)

Total operating income (loss)	$246	$455	$(357)

(1)	Our revenue includes both equity in the earnings of unconsolidated affiliates as well as revenue from the sales of services into the joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the venture as a subcontractor. The amount included in our revenue represents our share of total project revenue, including equity in the earnings from joint ventures and revenue from services provided to joint ventures.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenue. G&I revenue decreased $887 million to $7.2 billion in 2006 compared to $8.1 billion in 2005. This decrease is primarily due to a $698 million decrease in revenue from Iraq-related activities and a $151 million decrease in revenue associated with hurricane repair efforts for U.S. naval facilities under our CONCAP contract.

G&I revenue from our Middle East operations, which includes Iraq-related activities for 2006 was $5.3 billion compared to $6.0 billion for 2005. This $704 million decrease was primarily due to lower activity on our LogCAP III contract as our customer continued to scale back the construction and procurement related to military sites in Iraq.

G&I revenue from our DML shipyard operations for 2006 was $850 million compared to $863 million for 2005. This decrease reflects lower spending by the MoD. DML shipyard operations revenue and operating results generally vary with the level of service provided on military vessels in a period. In addition, DML has experienced a decrease in activity on commercial shipbuilding as certain projects near completion.

E&C revenue increased $374 million to $2.4 billion for 2006 compared to $2.0 billion for 2005. This increase in revenue was primarily due to a $594 million increase in revenue from our gas monetization projects. These increases were partially offset by a $241 million decrease in revenue from a crude oil project in Canada.

E&C revenue from our gas monetization projects for 2006 was $898 million compared to $304 million for 2005. This increase is primarily due to the start-up of several projects awarded in 2005 or early 2006, including the work performed by us on the Pearl project and revenue earned on the Escravos GTL project. Revenue related to these two projects and our work on the Yemen and Skikda projects increased an aggregate of $561 million in 2006 compared to 2005.

E&C revenue from our offshore projects for 2006 was $316 million compared to $463 million for 2005. This decrease in revenue is primarily due to reduced activity on our lump-sum EPIC projects, Barracuda-Caratinga and Belanak. In April of 2006, we received acceptance of the FPSOs on the Barracuda-Carratinga project. These decreases were partially offset by increased revenues from several other reimbursable offshore projects. Our current offshore work is primarily related to work we are performing in the Caspian Sea.

Operating income. G&I operating income decreased $131 million to $201 million for 2006 compared to $332 million for 2005. This decrease is primarily related to $58 million of impairment charges recorded on our equity investment in the Alice Springs-Darwin railroad operations and a $10 million impairment charge recorded on an equity investment in a joint venture road project in the United Kingdom. In addition, we recorded a $96 million gain from the sale of and one-time cash distribution from our interest in a U.S. toll road in 2005, which contributed to the negative variance.

G&I operating income from our Middle East operations was $159 million for 2006 compared to $167 million in 2005. The decrease in operating income was largely due to the favorable resolution of fuel and other issues in 2005.

G&I operating income from our DML shipyard operations in 2006 increased to $86 million compared to $62 million for 2005. This increase is primarily due to the resolution of several items with our government and private customers in addition to increased performance incentives.

E&C operating income for 2006 was $45 million compared to operating income of $123 million in 2005. The $78 million decrease was primarily due to a $157 ($148 million and $9 million in the second and fourth quarters of 2006, respectively) million charge related to the Escravos GTL project in Nigeria, which is included in our gas monetization projects. This decrease was partially offset by an aggregate $60 million increase in operating income in other projects including an ammonia project in Egypt and other gas monetization projects.

E&C operating loss from gas monetization for 2006 was $106 million compared to operating income of $13 million for 2005. We recorded charges totaling $157 million in the second and fourth quarter of 2006, before income taxes and minority interests, related to our Escravos GTL project in Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project and an increase in our engineering hours in excess of amounts billable to the joint venture. The project has experienced delays relating to civil unrest and security on the Escravos River, near the project site, and further delays have resulted from scope changes and engineering and construction modifications. This charge was partially offset by an increase in operating income from more recently awarded projects such as our Yemen LNG project and work performed on our Pearl GTL project.

E&C operating income from our offshore projects for 2006 was $21 million compared to $30 million for 2005. Operating income decreased primarily due to $15 million of additional charges for our Barracuda-Carratinga project recorded in the first quarter of 2006 and a decrease in operating income related to our Belanak project. These decreases were partially offset by increases in operating income related to work we are performing in the Caspian Sea.

Non-operating items. Related party interest expense increased to $36 million for 2006 compared to $24 million for 2005 primarily due to the conversion of the non-interest bearing portion of our intercompany payable to Halliburton into $774 million interest bearing subordinated intercompany notes to subsidiaries of Halliburton, which occurred in December 2005. This increase was partially offset as a result of the subordinated intercompany notes being paid in full during the fourth quarter of 2006.

Net interest income increased $30 million to $26 million for 2006 compared to net interest expense of $4 million for 2005. The increase in net interest income is primarily due to additional interest earned on cash advances from our customers and proceeds from our initial public offering in the fourth quarter of 2006.

Provision for income taxes from continuing operations in 2006 was $129 million compared to $182 million in 2005. Our effective tax rate in 2006 was 59%, which exceeded our statutory rate of 35% due to not receiving a tax benefit for the impairment charge on our investment in the Alice-Springs Darwin railroad in Australia, return to accrual adjustments recorded in 2006, and foreign tax credit displacement resulting from the domestic net operating losses created by the asbestos settlement with Halliburton. Our effective tax rate in 2005 was 42%, which is higher than the statutory rate of 35% primarily due to foreign tax credit displacement resulting from the domestic net operating losses from the asbestos settlement with Halliburton.

Minority interest in net (income) losses of subsidiaries decreased from $41 million in 2005 to $10 million in 2006 primarily due to $74 million from our 50% partners share of the losses recorded on the Escravos project, which was partially offset by increased earnings from our other less than 100%-owned consolidated subsidiaries.

Income from discontinued operations, net of tax provision, all of which is related to the operations of our Production Services Group, was $87 million in 2006 which included a pre-tax gain of $120 million from the sale that occurred in April 2006.

Foreign currency gains (losses), net. Foreign currency losses increased by $20 million in 2006 compared to 2005. This increase is primarily attributable to foreign currency losses on the proceeds from the sale of our Production Services group. These proceeds were received in U.S. dollars and held by our U.K. subsidiary with a British pound functional currency through July 2006. The British Pound strengthened against the U.S. dollar during the period, resulting in a net loss.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue. G&I revenue decreased $1.3 billion to $8.1 billion in 2005 compared to $9.4 billion in 2004. This decrease is primarily related to decreases in our Middle East operations, which was partially offset by increased revenue from DML shipyard operations and a $230 million increase in revenue associated with hurricane repair efforts for U.S. naval facilities under our CONCAP contract.

Revenue from our Middle East operations in 2005 was $6.0 billion compared to $7.5 billion in 2004. This $1.5 billion decrease is primarily due to the completion of our Restore Iraqi Oil (RIO) contract in 2004, which contributed $1.0 billion to the decrease, and $345 million in lower revenue from our LogCAP III contract. In addition, revenue from our PCO Oil South contract was $98 million lower in 2005 compared to 2004.

Revenue from our DML shipyard operations in 2005 was $863 million compared to $738 million in 2004. The increase was primarily attributed to an increase in commercial shipbuilding revenue associated with three new projects. DML also increased its involvement with naval support contracts in communications, weapons and spares. DML also experienced increased work associated with the MoD, DML’s largest customer.

E&C revenue decreased $487 million to $2.0 billion in 2005 compared to $2.5 billion in 2004. Revenue from our offshore projects decreased $193 million and revenue from oil and gas projects in Africa decreased $240 million. These decreases were partially offset by an $81 million increase in revenue from our gas monetization projects.

Revenue from our gas monetization projects in 2005 was $304 million compared to $223 million in 2004. This increase was primarily due to the start-up of several projects awarded in late 2004 or 2005, including the front-end engineering and design work performed on our Pearl project, and the Escravos GTL project. Revenue related to these two projects increased $95 million in 2005 compared to 2004. In addition, revenue from our Tangguh, Yemen, Gorgon and Skikda LNG projects as well as Train 6 of our Nigeria LNG project increased an aggregate $137 million of revenue in 2005 compared to 2004. These increases were partially offset by a $137 million of decreased revenue related to our Segas LNG project in Egypt and Trains 4 and 5 of our Nigeria LNG project, which were nearing completion in 2005 and early 2006.

Revenue from our offshore projects in 2005 was $463 million compared to $656 million in 2004, a decrease of $193 million. This decrease was attributable to decreased revenue from our Barracuda-Caratinga project in Brazil and Belanak project in Indonesia, which decreased an aggregate of $149 million. These two projects were either completed or were nearing completion in 2005. In addition, revenue from our PEMEX project in Mexico decreased $26 million. These decreases were partially offset by a combined $45 million increase related to our project in the Caspian Sea.

Operating income. G&I operating income increased $250 million to $332 million in 2005 compared to $82 million in 2004. Operating income from our Middle East operations and DML shipyard operations for 2005 increased $142 million and $14 million, respectively, compared to 2004. Hurricane repair efforts for U.S. Naval facilities on the Gulf Coast under the CONCAP construction contingency contract also contributed to the increase. Operating income in 2005 also included $96 million from the sale of and one-time cash distribution from our interest in the Dulles Greenway toll road joint venture. In addition, G&I segment results in 2004 included restructuring charges of $12 million.

Operating income from our Middle East operations in 2005 was $167 million compared to $25 million in 2004. Operating income on our LogCAP III contract increased $153 million in 2005 compared to 2004, primarily due to $43 million of additional income from award fees on definitized LogCAP III task orders, $10 million from the settlement of dining facilities-related issues, $14 million from the increase of our award fee accrual rate from 50% to 72% (due to the definitization of a substantial amount of task orders in the first six months of 2005), and $11 million as a result of resolving fuel and other issues with the customer. In addition, we incurred approximately $11 million in charges associated with potentially disallowed costs, primarily related to Iraq activities, in 2005 compared to $83 million in 2004. These increases were partially offset by a decrease in operating income as we completed the RIO contract in 2004.

Operating income from our DML shipyard operations in 2005 was $62 million compared to $48 million in 2004. The increase was primarily attributable to three new commercial projects and an increase in the level of activity with the MoD, which is DML’s largest customer.

E&C operating income increased $562 million to $123 million in 2005 compared to a loss of $439 million in 2004. This increase in operating income was primarily due to losses, incurred in 2004, on our offshore projects. Operating income in 2005 also benefited from $21 million of gains on sales of assets. These increases were partially offset by a $9 million decrease in operating income from our gas monetization projects.

Operating income from our gas monetization projects in 2005 was $13 million compared to operating income of $22 million in 2004. Operating income on our Tangguh and Gorgon projects, as well as Train 6 of our Nigeria LNG project contributed $51 million in 2005. This increase was partially offset by reduced earnings due to the completion of our Segas and other projects.

Operating income from our offshore projects in 2005 was $30 million compared to an operating loss of $454 million in 2004. This increase was primarily due to losses incurred in 2004, which did not recur in 2005. These losses include a $407 million loss on the Barracuda-Caratinga project and a $29 million loss on the Belanak project.

Non-operating items. Related party interest expense increased $9 million to $24 million in 2005 compared to $15 million in 2004. This increase was primarily due to an overall increase in variable interest rates associated with our intercompany debt and interest expense charged on $774 million of intercompany notes with Halliburton, which were executed in December 2005. Prior to the execution of these notes, portions of our intercompany debt were non-interest bearing.

Provision for income taxes on income from continuing operations in 2005 of $182 million resulted in an effective tax rate of 42% compared to an effective tax rate of 25% on losses incurred in 2004. Our 2005 tax rate is higher than our statutory rate of 35% primarily due to foreign tax credit displacement resulting from the domestic net operating losses from the asbestos settlement by Halliburton. The 2004 effective rate is lower than our statutory rate of 35% due to unfavorable effect of the valuation allowance recorded on foreign tax credit carryforwards.

Minority interest in net income of subsidiaries increased $16 million to $41 million in 2005 compared to $25 million in 2004. This increase is primarily due to earnings growth from the DML shipyard and earnings from a consolidated joint venture formed in 2005 for a GTL project in Nigeria.

Income from discontinued operations, net of tax, increased $19 million to $30 million in 2005 compared to $11 million in 2004 and relates to the Production Services group that was sold in May 2006.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective, or complex estimates and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

Percentage of completion. Revenue from long-term contracts to provide construction, engineering, design or similar services are reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our projections of future outcomes, which include estimates of the total cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable unapproved claims and change orders included in revenue. Progress is generally based upon physical progress, man-hours or costs incurred depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity, and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the product of estimated contract profit times the current percentage-complete for the contract.

When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims in contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer. We are actively engaged in claims negotiations with our customers, and the success of claims negotiations has a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses, and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.

At least quarterly, significant projects are reviewed in detail by senior management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Forward-Looking Information and Risk Factors.” These factors can affect the accuracy of our estimates and materially impact our future reported earnings. In the past, we have incurred substantial losses on projects that were not initially projected, including our Barracuda-Caratinga project (see “Barracuda-Caratinga Project” in Note 7 of our consolidated financial statements for further discussion).

Accounting for government contracts. Most of the services provided to the United States government are governed by cost-reimbursable contracts. Services under our LogCAP, PCO Oil South, and Balkans support contracts are examples of these types of arrangements. Generally, these contracts contain both a base fee (a fixed profit percentage applied to our actual costs to complete the work) and an award fee (a variable profit percentage applied to definitized costs, which is subject to our customer’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance, and business management).

Revenue is recorded at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative, and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.

Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work. We have been receiving award fees on the Balkans project since 1995, and our estimates for award fees for this project have generally been accurate in the periods presented. During 2005, we began to receive LogCAP award fee scores and, based on these actual amounts, we adjusted our accrual rate for future awards. The controversial nature of this contract may cause actual awards to vary significantly from past experience.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003 (such as PCO Oil South), we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of Staff Accounting Bulletin No. 104 “Revenue Recognition.” For service-only contracts and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. The LogCAP IV contract would be an example of a contract in which award fees would be recognized only when definitized and awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. Further, the significant size and controversial nature of our contracts may cause actual awards to vary significantly from past experience.

Income tax accounting. We are currently included in the consolidated U.S. federal income tax return of Halliburton. Additionally, many of our subsidiaries are subject to consolidation, group relief or similar provisions of tax law in foreign jurisdictions that allow for sharing of tax attributes with other Halliburton affiliates. Our income tax expense is calculated on a pro rata basis. Additionally, intercompany settlements attributable to utilization of tax attributes are dictated by a tax sharing agreement. Our tax sharing agreement with Halliburton provides for settlement of tax attributes utilized by Halliburton on a consolidated basis. Therefore, intercompany settlements due to utilized attributes are only established to the extent that the attributes decreased the tax liability of another affiliate in any given jurisdiction. The adjustment to reflect the difference between the tax provision/benefit calculated as described above and the amount settled with Halliburton pursuant to the tax sharing agreement is recorded as a contribution or distribution to member’s equity. For purposes of determining income tax expense, it is assumed that we will continue to file on this consolidated basis until the separation from Halliburton is completed.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We apply the following basic principles in accounting for our income taxes: a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered; and the value of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Our methodology for recording income taxes requires a significant amount of judgment in the use of assumptions and estimates. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization, as well as evaluate the feasibility of implementing tax planning strategies. Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results. Unforeseen events may significantly impact these variables, and changes to these variables could have a material impact on our income tax accounts related to both continuing and discontinued operations.

We have operations in a number of countries other than the United States. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

Tax filings of our subsidiaries, unconsolidated affiliates, and related entities are routinely examined in the normal course of business by tax authorities. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate, and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest, and penalties as needed based on this outcome.

Legal and Investigation Matters. As discussed in Notes 14 and 15 of our consolidated financial statements, as of December 31, 2006 and December 31, 2005, we have accrued an estimate of the probable and estimable costs for the resolution of some of these matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be materially and adversely affected. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 123(R).” Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

Discount rates are determined annually and are based on rates of return of high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends, and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.S. pension plans remained flat at 5.75% at December 31, 2006 and 2005. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 99% of all plans, remained flat at 5.00% at December 31, 2006 and 2005. An additional future decrease in the discount rate of 25 basis points for our U.K. pension plans would increase our projected benefit obligation by an estimated $150 million, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $144 million.

Our defined benefit plans reduced pretax earnings by $39 million, $48 million and $58 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the amounts were earnings from our expected pension returns of $180 million, $161 million and $150 million for the years ended December 31, 2006, 2005 and 2004, respectively. Unrecognized actuarial gains and losses are being recognized over a period of 11 to 15 years, which represents the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. Actual returns were $254 million, $470 million and $220 million for the years ended December 31, 2006, 2005 and 2004, respectively. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our unrecognized actuarial loss at December 31, 2006 was $633 million, of which $29 million will be recognized as a component of our expected 2007 pension expense. During 2006, we made contributions to fund our defined benefit plans of $129 million, which included $74 million contributed in order to mitigate a portion of the projected underfunding of our UK Plans. We currently expect to make contributions in 2007 of approximately $57 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

Financial Instruments Market Risk

Foreign currency risk. We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flow related to sales or purchases of goods or services from market fluctuations in currency rates. We do not use derivative instruments for trading purposes. We used a Monte Carlo simulation model to analyze our year-end 2006 derivative instruments used to hedge our foreign currency exposure noting the value at risk was immaterial.

Interest rate risk. The following table represents principal amounts of our long-term debt at December 31, 2006 and related weighted average interest rates on the payment amounts by year of maturity for our long-term debt.

	2007	2008	2009	2010	2011	Thereafter	Total
	(millions of dollars)
Variable-rate debt:
Repayment amount ($US)	18	2	—	—	—	—	20
Weighted average interest rate on repaid amount	5.7%	6.0%	—	—	—	—	5.7%

Environmental Matters

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act; and the Toxic Substances Control Act.

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination. We do not expect costs related to environmental matters to have a material adverse effect on our consolidated financial position or our results of operations.

Related Party Transactions

Historically, all transactions between Halliburton and KBR were recorded as an intercompany payable or receivable. At December 31, 2004, KBR had an outstanding intercompany payable to Halliburton of $1.2 billion. In October 2005, Halliburton contributed $300 million of the intercompany balance to KBR equity in the form of a capital contribution. On December 1, 2005, the remaining intercompany balance was converted to two long-term notes payable to Halliburton subsidiaries (Subordinated Intercompany Notes). At December 31, 2005, the outstanding aggregate principal balance of the Subordinated Intercompany Notes was $774 million and was to be paid on or before December 31, 2010. Interest on both notes, which accrued at 7.5% per annum, was payable semi-annually beginning June 30, 2006. The notes were subordinated to the Revolving Credit Facility. At December 31, 2005, the amount of $774 million is shown in the Consolidated Financial Statements as Notes Payable to Related Party. During the fourth quarter of 2006, we paid in full the $774 million of Subordinated Intercompany Notes.

In addition, Halliburton, through the date of our initial public offering in November 2006, continued to provide daily cash management services. Accordingly, we invested surplus cash with Halliburton on a daily basis, which will be returned as needed for operations. A Halliburton subsidiary executed a demand note payable (Halliburton Cash Management Note) for amounts outstanding under these arrangements. Annual interest on the Halliburton Cash Management Note has been based on the closing rate of overnight Federal Funds rate determined on the first business day of each month. Similarly, from time to time, we borrowed funds from Halliburton, subject to limitations provided under the Revolving Credit Facility, on a daily basis pursuant to a note payable (KBR Cash Management Note). Annual interest on the KBR Cash Management Note is based on the six-month Eurodollar Rate plus 1.00%. In connection with our initial public offering in November of 2006, Halliburton repaid to us the $387 million balance in the Halliburton Cash Management Note. At December 31, 2006, KBR has a $152 million balance payable to Halliburton which consists of amounts KBR owes Halliburton for estimated current year outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.

We conduct business with other Halliburton entities on a commercial basis, and we recognize revenues as services are rendered and costs as they are incurred. Amounts billed to us by Halliburton were primarily for services provided by Halliburton’s Energy Services Group on projects in the Middle East and were $0, $0 and $18 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in cost of services in the consolidated statements of operations. Amounts we billed to Halliburton’s Energy Services Group were $2 million, $1 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition to the transactions described above, Halliburton and certain of its subsidiaries provide various support services to KBR, including information technology, legal and internal audit. Costs for information technology, including payroll processing services, which totaled $11 million , $20 million and $19 million for the years ended December 31, 2006, 2005 and 2004, respectively, are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services allocated to us were $23 million, $20 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively. Costs for these other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location.

Historically, Halliburton has centrally developed, negotiated and administered our risk management process. This insurance program has included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $17 million, $17 million and $20 million, representing our share of these risk management coverages and related administrative costs, have been allocated to us for the years ended December 31, 2006, 2005 and 2004, respectively. These expenses are included in cost of services in the consolidated statements of operations. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as general liability, property damage and workers’ compensation. However, subject to specific limitations, Halliburton has had umbrella insurance coverage for some of these risk exposures. In anticipation of our complete separation from Halliburton, we are developing our own stand-alone insurance and risk management policies that will provide substantially the same coverage. In connection with our initial public offering we obtained a stand-alone director and officer liability insurance policy. The insurance policies covering primary liability and marine cargo were separated between us and Halliburton in 2007. At the time of our complete separation from Halliburton certain other policies will be separated. We are also in the process of obtaining certain stand-alone insurance policies, including property coverage. Our property coverage will differ from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties.

The balances for the related party transactions described above are reflected in the consolidated financial statements as due from parent or due to parent, as appropriate. The average intercompany balance for 2006 was $348 million. For 2005 and 2004, the average intercompany balance was $921 million and $1.2 billion respectively.

In connection with certain projects, we are required to provide letters of credit and guarantees to our customers. As of December 31, 2006, in addition to the $55 million of letters of credit outstanding under our revolving credit facility, we had additional letters of credit and financial guarantees totaled approximately $621 million, of which, approximately $516 million related to our joint venture operations, including $159 million issued in connection with the Allenby & Connaught project. The remaining $160 million of outstanding letters of credit relate to various other projects. Of the $676 million in letters of credit outstanding at December 31, 2006, $597 million are irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. We expect to cancel these letters of credit, surety bonds and other guarantees as we complete the underlying projects. (See Note 15.)

All of the charges described above have been included as costs of our operation in these consolidated financial statements. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.

Halliburton has incurred $14 million, $9 million and $8 million for the years ended December 31, 2006, 2005 and 2004, respectively, for expenses relating to the FCPA and bidding practices investigations described in Note 14. In 2004, $1.5 million of the $8 million incurred was charged to us. Except for this $1.5 million,

Halliburton has not charged these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between Halliburton and us.

In connection with our initial public offering in November 2006, we entered into various agreements to complete the separation of our business from Halliburton, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. The master separation agreement provides for, among other things, our responsibility for liabilities relating to our business and the responsibility of Halliburton for liabilities unrelated to our business. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the FCPA investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. In connection with Halliburton’s anticipated exchange offer, at Halliburton’s request KBR and Halliburton amended the tax sharing agreement to clarify that the terms of the tax sharing agreement are applicable to the anticipated exchange offer and amended the registration rights agreement to contemplate that KBR will file an S-4 registration statement with the SEC relating to the anticipated exchange offer sooner than 180 days after the completion of KBR’s initial public offering and other agreed changes. KBR’s board of directors appointed a special committee, consisting of KBR’s independent directors, which reviewed and approved these amendments. The special committee retained an independent financial advisor and independent legal counsel to assist it in connection with its review.

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. Further, the tax sharing agreement contains substantially the same tax sharing provisions as included in our previous tax sharing agreements.

On April 1, 2006, Halliburton contributed to us its interest in three joint ventures, which are accounted for using the equity method of accounting. These joint ventures own and operate offshore vessels equipped to provide various services, including accommodations, catering and other services to sea-based oil and gas platforms and rigs off the coast of Mexico. At March 31, 2006, the contributed interest in the three joint ventures had a book value of approximately $26 million.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations were $450 million, $249 million and $519 million for the years ended December 31, 2006, 2005 and 2004, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of operations were $62 million, $21 million and $50 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

We adopted the provisions of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006 using the modified prospective application. Certain of our key employees participate in both the Halliburton and KBR stock-based employee compensation plans. Accordingly, we recognized compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model. This treatment is consistent with our prior year pro forma disclosure under SFAS No. 123. We recognized compensation expense using the Black-Scholes pricing model for the ESPP beginning with the January 1, 2006 purchase period.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We did not elect early adoption of this interpretation and have adopted the provisions of FIN 48 beginning January 1, 2007. We have completed an initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a significant impact on our financial position or results from operations. We expect that any adjustment to reduce retained earnings as of January 1, 2007 will not exceed $15 million.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to:

•

recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of pension and other postretirement benefit plans;

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit and postretirement plan in the year in which the changes occur;

•	measure plans assets and benefit obligations as of the end of the employer’s fiscal year, and;

•	disclose additional information.

The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008 and we will elect to adopt the requirements at that time. See Note 22 to our consolidated financial statements for further discussion of the impact on our financial statements of adopting this standard.

During September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation was effective for the first fiscal year ending after November 15, 2006. The adoption of this interpretation did not have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

Legal Proceedings

DCAA Audit Issues

Our operations under U.S. government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (“DCAA”) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (“DCMA”). We then work with our customer to resolve the issues noted in the audit report. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable, or, if already reimbursed, the costs must be refunded to the customer. Our revenue recorded for government contract work is reduced for our estimate of costs that may be categorized as in dispute with our customer or identified as potentially unallowable as a result of cost overruns or the audit process.

Dining facilities. In September 2005, Eurest Support Services (“Cyprus”) International Limited, or ESS, filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP III contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.

In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We have responded to the DCAA that our costs are reasonable.

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.

The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time but we believe that they should be less than 6% of the total subcontractor costs. As of December 31, 2006, no amounts have been accrued for suspended security billings.

Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from

Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers, or “COE,” which was our customer and oversaw the project throughout the life of the task orders and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, DoD officials referred the matter to the agency’s inspector general, which we understand commenced an investigation. We intend to cooperate fully if and when contacted by the inspector general.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. Approximately $55 million has been withheld as of December 31, 2006, of which $17 million was withheld from our subcontractor. During 2006, we favorably resolved approximately $25 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. We will continue working with the government and our subcontractors to resolve the remaining amounts.

Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there have been questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. Our investigation is ongoing. However, we believe the allegations to be without merit, and we intend to vigorously defend this action. As of December 31, 2006, we had not accrued any amounts in connection with this matter.

Wilson and Warren Qui Tam Suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. As of December 31, 2006, we had not accrued any amounts in connection with this matter.

Investigations Relating to Iraq, Kuwait and Afghanistan

In October 2004, we reported to the DoD Inspector General’s office that two former employees in Kuwait may have had inappropriate contacts with individuals employed by or affiliated with two third party subcontractors prior to the award of the subcontracts. The Inspector General’s office may investigate whether these two employees may have solicited and/or accepted payments from those third party subcontractors while they were employed by us.

We also provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors and, in March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.

In October 2004, a civilian contracting official in the COE asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the DoD Inspector General’s office may review the issues involved.

We understand that the Department of Justice (“DOJ”), an Assistant U.S. Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that certain of our current and former employees have received subpoenas and have given or may give grand jury testimony related to some of these matters.

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. A determination that we have failed to comply with one or more of these export controls could result in civil and/or criminal sanctions including the imposition of fines upon us as well as denial of export privileges and debarment from participation in U.S. government contracts. As of December 31, 2006 we had not accrued any amounts related to this matter.

Beginning in February 2007, the House Oversight and Government Reform Committee conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We expect hearings with respect to operations in Iraq to continue in this and other Congressional committees, including the House Armed Services Committee, and we expect to be asked to testify and provide information for these hearings.

SIGIR Report

In October 2006, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report stating that we have improperly labeled reports provided to our customer, AMC, as proprietary data, when data marked does not related to internal contractor information. We will work with AMC to address the issues raised by the SIGIR report.

The Balkans

We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the DOJ. Based on an internal investigation, we credited our customer $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. In the fourth quarter 2006, we reached a negotiated settlement with the DOJ. KBR was not accused of any wrongdoing and did not admit to any wrongdoing. The company is not suspended or debarred from bidding for or performing work for the US government. The settlement did not have a material impact on our operating results in 2006.

FCPA Investigations

The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.

TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximate 25% interest in the venture at December 31, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at December 31, 2006, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root, one of our subsidiaries.

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton has been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Halliburton’s Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Halliburton, acting through its committee of independent directors, will continue to oversee and direct the investigations, and our directors that are independent of Halliburton and us, acting as a committee of our board of directors, will monitor the continuing investigations directed by Halliburton.

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before Halliburton’s 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including many current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root and to others, including certain of our current and former employees, former executive officers and at least one of our subcontractors. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.

We notified the other owners of TSKJ of information provided by the investigations and asked each of them to conduct their own investigation. TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements. In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.

As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of recently discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us, and the investigation continues.

In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of Halliburton’s Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In 2006, Halliburton suspended the services of another agent who, until such suspension, had worked for us outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as Halliburton can satisfy itself regarding the agent’s compliance with applicable law and Halliburton’s Code of Business Conduct. In addition, Halliburton suspended the services of an additional agent on a separate current Nigerian project with respect to which Halliburton has received from a joint venture partner on that project allegations of wrongful payments made by such agent.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2006, KBR and its affiliates had revenue of approximately $5.8 billion from its government contracts work with agencies of the United States or state or local governments. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2006, we had revenue of approximately $1.0 billion from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flows.

These investigations could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.

The investigations by the SEC and DOJ and foreign governmental authorities are continuing. We do not expect these investigations to be concluded in the immediate future. The various governmental authorities could conclude that violations of the FCPA or applicable analogous foreign laws have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by the U.S. and certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow. Under the terms of the master separation agreement entered into in connection with our initial public offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root–Condor Spa, in which we do not have an interest greater than 50%. Please read “Forward-Looking Information and Risk Factors—Risks Related to Our Affiliation With Halliburton—Halliburton’s indemnity for Foreign Corrupt Practices Act matters does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to Foreign Corrupt Practices Act matters no longer being available.”

Bidding Practices Investigations

In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects and that such coordination possibly began as early as the mid-1980s.

On the basis of this information, Halliburton and the DOJ have broadened their investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.

If violations of applicable U.S. antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and treble civil damages in favor of any persons financially injured by such violations. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by, or relationship issues with customers, are also possible. Halliburton’s indemnity does not apply to liabilities, if any, for fines, other monetary penalties or other potential losses arising out of violations of U.S. antitrust laws.

Possible Algerian Investigation

We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root-Condor Spa, a joint venture among Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of December 31, 2006.

Iraq Overtime Litigation

During the fourth quarter of 2005, a group of present and former employees working on the LogCAP III contract in Iraq and elsewhere filed a class action lawsuit alleging that we wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP III contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP III contract, and that the LogCAP III contract obligated us to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. That claim remains pending. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP III contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. It is our intention to continue to vigorously defend the remaining claim. As of December 31, 2006, we had not accrued any amount related to this matter.

Asbestos and Silica Settlement and Prepackaged Chapter 11 Proceeding and Completion

In December 2003, six of our subsidiaries (and two other entities that are subsidiaries of Halliburton) sought Chapter 11 protection to avail themselves of the provisions of Sections 524(g) and 105 of the United States Bankruptcy Code to discharge current and future asbestos and silica personal injury claims and demands. Prior to proceeding with the Chapter 11 filing, the affected subsidiaries solicited acceptances from then known asbestos and silica claimants to a “prepackaged” plan of reorganization. Over 98% of voting asbestos claimants and over 99% of voting silica claimants approved the plan of reorganization, which was filed as part of the Chapter 11 proceedings. The order confirming the Chapter 11 plan of reorganization became final and nonappealable on December 31, 2004, and the plan of reorganization became effective in January 2005. Under the plan of reorganization, all then current and future asbestos and silica personal injury claims and demands against those subsidiaries were channeled into trusts established for the benefit of asbestos and silica personal injury claimants, thus releasing our subsidiaries from those claims.

In accordance with the plan of reorganization, in January 2005 Halliburton contributed the following to trusts for the benefit of current and future asbestos and silica personal injury claimants:

•	approximately $2.3 billion in cash;

•	59.5 million shares of Halliburton common stock; and

•	notes then valued at approximately $55 million.

Halliburton will reimburse us with respect to our obligations under one of the notes, which was valued at $10 million as of December 31, 2006. Pursuant to the plan of reorganization and the order confirming the plan, a permanent injunction has been issued enjoining the prosecution of asbestos and silica personal injury claims and demands against our subsidiaries and our affiliates.

Forward-Looking Information and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward looking information. Some of the statements contained in this annual report are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Risk Factors”.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

Risk Factors

Risks Related to Our Customers and Contracts

Our G&I segment is directly affected by spending and capital expenditures by our customers and our ability to contract with our customers.

Our G&I segment is directly affected by spending and capital expenditures by our customers and our ability to contract with our customers. For example:

•

A decrease in the magnitude of work we perform for the U.S. government in Iraq and for the MoD through our DML joint venture or other decreases in governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse effect on our business, results of operations and cash flow. For example, the current level of government services being provided in the Middle East will not likely continue for an extended period of time, and the current rate of spending has decreased substantially compared to 2005 and 2004. Our government services revenue related to Iraq under our LogCAP III and other contracts totaled $4.7 billion in 2006, $5.4 billion in 2005 and $7.1 billion in 2004. In August 2006, the U.S. Department of Defense (DoD) issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole provider under the LogCAP III contract and in October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We expect that the contract will be awarded during the second quarter of 2007. We may not be awarded any part of the LogCAP IV contract, which may have a material adverse effect on future results of operations. Despite the award of the August 2006 task order under the LogCAP III contract and the possibility of being awarded a portion of the LogCAP IV contract, we expect the overall volume of work to decline as our customer scales back the amount of services we provide. We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2007. We expect the volume of our work under the MoD contract with our DML joint venture to refit and refuel the MoD’s nuclear submarine fleet to decline in 2009 and 2010 as DML completes this round of refueling of the current fleet.

•

The loss of the U.S. government as a customer would, and the loss of the MoD as a customer could, have a material adverse effect on our business, results of operations and cash flow. The loss of the U.S. government as a customer, or a significant reduction in our work for it, would have a material adverse effect on our business, results of operations and cash flow. Revenue from U.S. government agencies represented 61% of our revenues in 2006, 65% in 2005 and 67% in 2004. The MoD is also a substantial customer, the loss of which could have a material adverse effect on our business, results of operations and cash flow.

•

Our separation from Halliburton may adversely affect or result in the loss of our DML joint venture’s interest in the operation of the Devonport Royal Dockyard in exchange for the fair value of the interest or the loss of our interest in DML in exchange for the lower of net asset value or fair market value, which could have a material adverse effect on our future prospects, business, results of operations and cash flow. On November 13, 2006, the MoD asked us to withdraw our initial public offering pending the MoD’s financial analysis of KBR on a stand-alone basis. The MoD also advised us that if we proceeded with our initial public offering without satisfying the MoD, the MoD would have little option but to take steps to cause the MoD to use its power to safeguard the essential security interests of the United Kingdom with respect to the Devonport Royal Dockyard. If the MoD deems it to be in the essential security interests of the United Kingdom, the MoD has the right to make DML’s interest in the Devonport Royal Dockyard non-voting and may have a right to remove DML’s directors of the Devonport Royal Dockyard, in which case DML would retain its economic interest in the Devonport Royal Dockyard, or the MoD may assume at any time control of the Devonport Royal Dockyard and dispose of DML’s interest on its behalf at fair value. In such a situation, the MoD would appoint an international firm of chartered accountants to determine the fair value for DML’s interest. In such event, there would be a risk that we may not agree with the determined value of DML’s interest in the Devonport Royal Dockyard, and it is unclear if and/or how we could challenge the determination. Any such action by the MoD would be an event of default under the DML shareholders agreement and would permit the other partners in our DML joint venture to acquire our interest in the DML joint venture at the lower of net asset value (generally a shareholder’s initial and subsequent investment and the proportionate share of consolidated capital and revenue reserves) or fair market value, which would be determined by a chartered accountant and would be final and binding absent manifest error. We believe that the net asset value of our investment in our DML joint venture may be significantly less than the fair market value of that investment. Any exercise by our partners in the DML joint venture of their rights to acquire our interest in DML would not prejudice any other rights or remedies available to them under the joint venture agreement or otherwise. We are engaging in discussions with the MoD regarding KBR’s ownership in DML and the possibility of reducing or disposing of our interest. Although no decision has been made with respect to a disposition or reduction of our interest in DML, we are supporting a process to identify potential bidders that may have an interest in acquiring our interest in DML. We do not know at this time if the process will result in a disposition or reduction of our interest in DML.

Revenue from our DML shipyard operations for the years ended December 31, 2006 and 2005 was $850 million and $863 million, respectively, representing 9% for both of the years ended December 31, 2006 and 2005, of our total revenue for each such period. Operating income from our DML shipyard operations for the years ended December 31, 2006 and 2005 was $86 million and $62 million, respectively, representing 35% and 14% respectively, of our total operating income for such periods. Cash flow provided by operating activities of our DML shipyard operations for the years ended December 31, 2006 and 2005 was $59 million and $46 million, respectively, representing 6% and 9%, respectively, of our total cash flow provided by operating activities for such periods. Basic and diluted income from continuing operations per share generated by our DML shipyard operations for the years ended December 31, 2006 and 2005 was $0.21 per share and $0.16 per share respectively, representing 36% and 10% respectively, of our total basic and diluted income from continuing operations per share. Accordingly, our separation from Halliburton without satisfying the MoD, or the loss of DML’s interest in the Devonport Royal Dockyard and the loss of our interest in DML, could have a material adverse effect on our future prospects, business, results of operations and cash flow.

•

Potential consequences arising out of investigations into U.S. Foreign Corrupt Practices Act (“FCPA”) matters and antitrust matters and the investigation by the U.K. Serious Frauds Office could include suspension or debarment by the DoD or another federal, state or local government agency or by the MoD of us and our affiliates from our ability to contract with such parties, which could have a material adverse effect on our business, results of operations and cash flow. Please read “—Risks Relating to Investigations.”

•

An increase in the magnitude of governmental spending and outsourcing for military and logistical support could materially and adversely affect our liquidity needs as a result of additional or continued working capital requirements to support this work. A rapid increase in the magnitude of work required under our government contracts, similar to what occurred in mid and late 2003 when military operations in Iraq ramped up quickly, could adversely affect our liquidity. Please read “—Other Risks Related to Our Business—We experience increased working capital requirements from time to time associated with our business, and such an increased demand for working capital could adversely affect our ability to meet liquidity needs.”

•	A decrease in capital spending for infrastructure and other projects of the type that we undertake could have a material adverse effect on our business, results of operations and cash flow.

Our E&C segment depends on demand and capital spending by oil and natural gas companies for our services, which is directly affected by trends in oil and gas prices and other factors affecting our customers.

Demand for many of the services of our E&C segment depends on capital spending by oil and natural gas companies, including national and international oil companies, which is directly affected by trends in oil and natural gas prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services would decrease in the event of a sustained reduction in crude oil prices. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Factors affecting the prices of oil and natural gas include:

•	worldwide political, military, and economic conditions;

•	the cost of producing and delivering oil and natural gas;

•	the level of demand for oil and natural gas;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	economic growth in China and India;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development of alternative fuels; and

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

Demand for services in our E&C segment may also be materially and adversely affected by the consolidation of our customers, which:

•	could cause customers to reduce their capital spending, which in turn reduces the demand for our services; and

•

could result in customer personnel changes, which in turn affects the timing of contract negotiations and settlements of claims and claim negotiations with engineering and construction customers on cost variances and change orders on major projects.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

Because a substantial portion of our revenue is generated from large-scale projects and the timing of new project awards is unpredictable, our results of operations and cash flow may be subject to significant periodic fluctuations. A substantial portion of our revenue is directly or indirectly derived from large-scale international and domestic projects. With regard to our E&C projects, worldwide resource constraints, escalating material and equipment prices, and ongoing supply chain pricing pressures are causing delays in awards of and, in some cases, cancellations of major gas monetization and upstream prospects. Of the eight very large scale (each defined for these purposes as having approximately $2 billion or more in estimated revenue to us or other parties (or total installed cost to the client) over the course of the project) natural gas projects that we have been pursuing for new awards, three have either been cancelled or awarded to competitors and we believe the awards of two others may also be significantly delayed or cancelled. Although two additional very large scale natural gas projects have subsequently been added to our pursuit list, due to the lengthy nature of the bidding process, we do not expect awards for these projects to be made in the near term. These developments may negatively and materially impact 2007 and 2008 results (excluding consideration of potential offsets such as the slower than expected decline in LogCAP III activity, or work in other areas and overhead reductions that may or may not be realized). It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenue is generated from large projects, our results of operations and cash flow can fluctuate significantly from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

If we are unable to provide our customers with bonds, letters of credit or other credit enhancements, we may be unable to obtain new project awards. In addition, we cannot rely on Halliburton to provide payment and performance guarantees of our bonds, letters of credit and contracts entered into after our initial public offering as it has done in the past, except to the extent Halliburton has agreed to do so under the terms of the master separation agreement. Customers may require us to provide credit enhancements, including bonds, letters of credit or performance or financial guarantees. In line with industry practice, we are often required to provide performance and surety bonds to customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. We have minimal stand-alone bonding capacity and other credit support capacity without Halliburton and, except to the limited extent set forth in the master separation agreement, Halliburton is not obligated to provide credit support for our new surety bonds. We are engaged in discussions with surety companies to obtain additional stand-alone bonding capacity, but we may not be successful. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be difficult to obtain or may only be available at significant cost. Because of liquidity or other issues, we could at times be unable to provide necessary letters of credit. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current credit facility. Further, our credit facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced. Please read “—Other Risks Related to Our Business—We experience increased working capital requirements from time to time associated with our business, and such an increased demand for working capital could adversely affect our liquidity needs.” Prior to our initial public offering, Halliburton has provided guarantees of most of our surety bonds and letters of credit as well as most other payment and performance guarantees under our contracts. The credit support arrangements in existence at the completion of our initial public offering will remain in effect, but Halliburton is not expected to enter into any new credit support arrangements on our behalf, except to the limited extent Halliburton is obligated to do so under the master separation agreement. Please read “Certain Relationships and Related Transactions, and Director Independence”. We have agreed to indemnify Halliburton for all losses under our outstanding credit support instruments and any additional credit support instruments for which Halliburton may become obligated following our initial public offering, and under the master separation agreement, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability thereunder for which such release or replacement is reasonably available. Any inability to obtain adequate bonding and/or provide letters of credit or other customary credit enhancements and, as a result, to bid on new work could have a material adverse effect on our business prospects and future revenue.

Our customers and prospective customers will need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. We do not expect that Halliburton will provide, and Halliburton has not provided, payment and performance guarantees of our bonds, letters of credit and contracts entered into after our initial public offering as it has in the past, except to the extent Halliburton has agreed to do so under the terms of the master separation agreement. Our customers and prospective customers will need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. If our customers or prospective customers are not satisfied with our financial stability absent the support from Halliburton that we have relied on in the past, it could have a material adverse effect on our ability to bid for and obtain or retain projects, our business prospects and future revenues.

Limitations on our use of agents as part of our efforts to comply with applicable laws, including the FCPA, could put us at a competitive disadvantage in pursuing large-scale international projects. Most of our large-scale international projects are pursued and executed using one or more agents to assist in understanding customer needs, local content requirements, and vendor selection criteria and processes and in communicating information from us regarding our services and pricing. In July 2006, we adopted enhanced procedures for the retention of agents to promote compliance with applicable laws, including with the FCPA. An agreed settlement or loss at trial relating to the FCPA matters described below under “—Risks Relating to Investigations” and “—Risks Related to Our Affiliation With Halliburton” could result in a monitor being appointed to review future practices for compliance with the FCPA, including with respect to the retention of agents. Our compliance procedures or having a monitor could result in a more limited use of agents on large-scale international projects than in the past.

Accordingly, we could be at a competitive disadvantage in pursuing such projects, which could have a material adverse effect on our ability to win contracts and our future revenue and business prospects.

The DoD awards its contracts through a rigorous competitive process and our efforts to obtain future contract awards from the DoD, including the LogCAP IV contract, may be unsuccessful, and the DoD has recently favored multiple award task order contracts. The DoD conducts a rigorous competitive process for awarding most contracts. In the services arena, the DoD uses multiple contracting approaches. It uses omnibus contract vehicles, such as LogCAP, for work that is done on a contingency, or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The DoD has also recently favored multiple award task order contracts, in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition for any additional contract awards from the DoD, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. The DoD has announced that the new LogCAP IV contract, which will replace the current LogCAP III contract under which we are the sole provider, will be a multiple award task order contract. We may not be awarded any part of the LogCAP IV contract, which may have a material adverse effect on future results of operations. It may be more difficult for us to win future awards from the DoD, and we may have other contractors sharing in any DoD awards that we win. In addition, negative publicity regarding findings out of DCAA and Congressional investigations may adversely affect our ability to obtain future awards.

The uncertainty of the timing of future contract awards may inhibit our ability to recover our labor costs. The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may not be able to recover our labor costs, which could have a material adverse effect on us.

A significant portion of our projects is on a fixed-price basis, subjecting us to the risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

Our long-term contracts to provide services are either on a cost-reimbursable basis or on a fixed-price basis. At December 31, 2006, 43% of our backlog for continuing operations was attributable to fixed-price contracts and 57% was attributable to cost-reimbursable contracts. Our failure to accurately estimate the resources and time required for a fixed-price project or our failure to complete our contractual obligations within the time frame and costs committed could have a material adverse effect on our business, results of operations and financial condition. In connection with projects covered by fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance. Under both our fixed-price contracts and our cost-reimbursable contracts, we generally rely on third parties for many support services, and we could be subject to liability for engineering or systems failures. Risks under our contracts include:

•

Our engineering, procurement and construction projects may encounter difficulties in the design or engineering phases, related to the procurement of supplies, and due to schedule changes, equipment performance failures, and other factors that may result in additional costs to us, reductions in revenue, claims or disputes. Our engineering, procurement and construction projects generally involve complex design and engineering, significant procurement of equipment and supplies, and extensive construction management. Many of these projects involve design and engineering, procurement and construction phases that may occur over extended time periods, often in excess of two years. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes, and other factors, some of which are beyond our control, that impact our ability to complete a project in accordance with the original delivery schedule. In some cases, the equipment we purchase for a project does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer to complete the project and, in some cases, may require us to obtain alternate equipment at additional cost.

For example, in the second quarter of 2006, at the time of our “first check estimate”, we identified a $148 million charge, before income taxes and minority interest, related to our consolidated 50%-owned GTL project in Escravos, Nigeria. A first check estimate is a detailed process to reschedule and recost a project through its completion and occurs once sufficient engineering work has been completed allowing for a detailed cost re-estimate based on actual engineering drawings. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project has experienced delays relating to civil unrest and security on the Escravos River, near the project site, and further delays have resulted from scope changes and engineering and construction modifications.

•

We may not be able to obtain compensation for additional work or expenses incurred as a result of customer change orders or our customers providing deficient design or engineering information or equipment or materials. Some of our contracts may require that our customers provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide us with deficient design or engineering information or equipment or materials or may provide the information or equipment or materials to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. Our project contracts generally require the customer to compensate us for additional work or expenses incurred due to customer requested change orders or failure of the customer to provide us with specified design or engineering information or equipment or materials. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required to make these changes and the compensation to be paid to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.

•

We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs, and the amount of such additional costs could exceed projected profit margins for the project. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our customer base.

For example, our Tangguh contract provides for substantial liquidated damages should the project not be completed and provisionally accepted by the client by a specified date. The current estimated construction schedule for the Tangguh project indicates that construction will be completed just prior to the date specified in the contract whereby liquidated damages will be incurred.

•

Difficulties in engaging third party subcontractors, equipment manufacturers or materials suppliers or failures by third party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs. We generally rely on third party subcontractors as well as third party equipment manufacturers and materials suppliers to assist us with the completion of our contracts. Recently, we have experienced extended delivery cycles and increasing prices for various subcontracted services, equipment and materials. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for services, equipment and materials exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. Any delay by subcontractors to complete their portion of the project, any failure by a subcontractor to satisfactorily complete its portion of the project, and other factors beyond our control may result in delays in the project or may cause us to incur additional costs, or both. These delays and additional costs may be substantial, and we may not be able to recover these costs from our customer or may be required to compensate the customer for these delays. In such event, we may not be able to recover these additional costs from the responsible vendor, subcontractor or other third party. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms and timetable for any reason, including the deterioration of its financial condition, we may be delayed in completing the project and/or be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit or award fee to be realized or result in a loss on a project for which the services, equipment or materials were needed.

•

Difficulties in estimating and execution may result in additional costs and losses. During the fourth quarter of 2006, we recorded a $12 million loss in connection with our contract to design and build a U.S. embassy in Skopje, Macedonia. This project was approximately 13% complete at December 31, 2006, and we have the balance of the construction work to complete. In December 2006, we also received a letter from our client, the U.S. Department of State, stating various concerns including our delays experienced to date on this project. We have responded to the client’s concerns including our plan to make up lost schedule. We could incur additional costs and losses on this project if our plan to make up lost schedule are not achieved or if material, labor or other costs incurred exceed the amounts we have estimated.

•

Our projects expose us to potential professional liability, product liability, warranty, performance and other claims that may exceed our available insurance coverage. We engineer, construct and perform services in large industrial facilities in which accidents or system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations engineered or constructed by us or where our services are performed could result in significant professional liability, product liability, warranty and other claims against us. The failure of any systems or facilities that we engineer or construct could result in warranty claims against us for significant replacement or reworking costs. In addition, once our construction is complete, we may face claims with respect to the performance of these facilities.

We could have a material weakness in our internal controls over financial reporting in the future. Our business may be adversely affected if we have material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

As a public company we will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, to attest to our assessment of our internal control over financial reporting.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC significant deficiencies or material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.

We identified and remediated a material weakness in our internal controls over financial reporting in 2006 resulting from our failure to follow existing internal control policies and procedures for estimating project cost changes on our Escravos project. We have identified, developed and implemented a number of measures to strengthen our internal controls over financial reporting and address the material weakness that we identified. We could have significant deficiencies in the future and such conditions could rise to the level of a material weakness. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements or delays in the filing of our periodic reports required by the SEC.

Our government contracts work is regularly reviewed and audited by our customer, government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

Given the demands of working in Iraq and elsewhere for the U.S. government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that our government customers may seek for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

The DCAA reviews our government contracts operations and can recommend withholding payment for costs that have been incurred. Because of the scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. Our operations under U.S. government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (“DCAA”) and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (DCMA). If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable or, if already reimbursed, the costs must be refunded to the customer. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. For example, in June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs and $55 million has been withheld as of December 31, 2006, of which $17 million has been withheld from our subcontractors. In addition, the DCAA has raised questions regarding $95 million of costs related to dining facilities in Iraq. Because of the scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve.

In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.

The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately measured at this time. As of December 31, 2006, no amounts have been accrued for suspended security billings.

If the DCMA were to conclude that our accounting system was not adequate for U.S. government cost reimbursement contracts, our ability to be awarded new contracts would be materially and adversely affected. Our accounting system is currently approved by the DCMA’s contracting officer for cost reimbursement contracts. We have received two draft reports from the DCAA on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter of 2006, the DCAA finalized its report and submitted it to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting. We have prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. If the DCMA were to conclude that our accounting system was not adequate for U.S. government cost reimbursement contracts, our ability to be awarded new contracts would be materially and adversely affected. In addition, negative publicity regarding alleged accounting system inadequacies or findings arising out of DCAA and DCMA reviews may adversely affect our ability to attract and obtain other government and commercial contracts.

If we were determined to have liability as a result of investigations into our work in Iraq, Kuwait and Afghanistan it could have a material adverse effect on our results of operations and cash flow. We understand that the United States Department of Justice (“DOJ”), an Assistant U.S. Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.

The House Oversight and Government Reform Committee has conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We expect hearings with respect to operations in Iraq to continue in this and other Congressional committees, including the House Armed Services Committee, and we expect to be asked to testify and provide information for these hearings.

We also provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In the first quarter of 2005, the DOJ issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.

In October 2004, we reported to the DoD Inspector General’s office that two former employees in Kuwait may have had inappropriate contacts with individuals employed by or affiliated with two third party subcontractors prior to the award of the subcontracts. The Inspector General’s office may investigate whether these two employees may have solicited and/or accepted payments from those third party subcontractors while they were employed by us.

In October 2004, a civilian contracting official in the COE asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the DoD Inspector General’s office may review the issues involved.

If we were determined to have liability as a result of any of these investigations, it could have a material adverse effect on our results of operations and cash flow.

We may be subject to qui tam actions filed by former employees for alleged wrongdoings relating to our LogCAP contracts. In the past, we became aware of qui tam actions filed against us by former employees alleging various wrongdoings in the form of overbillings of our customers on our LogCAP contracts and expect that we may be subject to similar actions in the future. These cases typically are filed pending the government’s decision whether or not to participate in the suit.

To the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts.

From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorizations. Although we do not currently anticipate that any past export practice will have a material adverse effect on our business, financial condition or results of operations, we can give no assurance as to whether we will ultimately be subject to sanctions as a result of such practices or the disclosure thereof, or the extent or effect thereof, if any sanctions are imposed, or whether individually or in the aggregate such practices or the disclosure thereof will have a material adverse effect on our business, financial condition or results of operations.

We continue to enhance our export control procedures and educate our executives and other employees who manage our exports concerning the requirements of applicable U.S. law. An effective control system regarding these matters is among our highest priorities. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met or that all violations have been or will be detected. We have reported to the U.S. Department of State and Department of Commerce

that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. A determination that we have failed to comply with one or more of these export controls could result in civil and/ or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition or results of operations.

We are involved in a dispute with Petrobras with respect to responsibility for the failure of subsea flow-line bolts on the Barracuda-Caratinga project.

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner’s representative is Petrobras, the Brazilian national oil company. The project consists of two converted supertankers, Barracuda and Caratinga, which are being used as floating production, storage, and offloading units, commonly referred to as FPSOs.

At Petrobras’ direction, we have replaced certain bolts located on the subsea flow-lines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments of our reasonable costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from us. On March 9, 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim, since the bolts met Petrobras’ design specifications, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. Consequences of this matter could have a material adverse effect on our results of operations, financial condition and cash flow.

We are actively engaged in claims negotiations with some of our customers, and a failure to successfully resolve our unapproved claims may materially and adversely impact our results of operations.

We report revenue from contracts to provide construction, engineering, design or similar services under the percentage-of-completion method of accounting. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. Total estimated profit is calculated as the difference between total estimated contract value and total estimated costs. When calculating the amount of total profit or loss, we include unapproved claims as contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims.

We are actively engaged in claims negotiations with some of our customers, and the success of claims negotiations has a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses. As of

December 31, 2006, our probable unapproved claims, including those from unconsolidated related companies, related to eight contracts, most of which are complete or substantially complete. A significant portion of our probable unapproved claims as of December 31, 2006 arose from three completed projects for Petroleos Mexicanos (PEMEX) ($148 million related to our consolidated entities and $45 million related to our unconsolidated related companies) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. The arbitration proceedings are expected to extend through the remainder of 2007. Unfavorable outcomes for us in these arbitration proceedings could have a material adverse effect on our results of operations. In addition, even if the outcomes of these proceedings are favorable to us, there can be no assurance that we will ultimately be able to collect the amounts owed by PEMEX. In addition, as of December 31, 2006, we had $36 million of probable unapproved claims relating to our LogCAP III contract and $43 million of unapproved change orders relating to the Escravos project. Please read Notes 5, 6 and 14 to the consolidated financial statements included elsewhere in this annual report.

Risks Relating to Investigations

The SEC and the DOJ are investigating the actions of agents in foreign projects in light of the requirements of the United States Foreign Corrupt Practices Act, and the results of these investigations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ, a joint venture in which one of our subsidiaries (a successor to The M.W. Kellogg Company) had an approximate 25% interest at December 31, 2006, of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which Halliburton is furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Please read “Business—Legal Proceedings—FCPA Investigations” for more information.

Halliburton has been investigating these matters and has been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of recently discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us, and the investigation continues. Additionally, in 2006, Halliburton suspended the services of an agent that, until such suspension, had served on projects outside of Nigeria, and Halliburton suspended the services of an additional agent used in connection with a separate Nigerian project.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries.

The investigations by the SEC and DOJ and foreign governmental authorities are continuing. We do not expect these investigations to be concluded or in the immediate future. The various governmental authorities could conclude that violations of the FCPA or applicable analogous foreign laws have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed against us or our greater than 50%-owned subsidiaries by the U.S or foreign governmental authorities in the U.K., France, Nigeria, Switzerland or Algeria relating to FCPA matters, could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow. Please read “—Risks Related to Our Relationship With Halliburton—Halliburton’s indemnity for Foreign Corrupt Practices Act matters does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to Foreign Corrupt Practices Act matters no longer being available.”

Information has been uncovered suggesting that former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects.

In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects and that such coordination possibly began as early as the mid-1980s.

On the basis of this information, Halliburton and the DOJ have broadened their investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.

If violations of applicable United States antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and treble civil damages in favor of any persons financially injured by such violations. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by, or relationship issues with customers, are also possible.

Halliburton’s indemnity does not apply to liabilities, if any, for fines, other monetary penalties or other potential losses arising out of violations of United States antitrust laws.

Potential consequences arising out of the investigations into FCPA matters and antitrust matters could include suspension or debarment of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD, third party claims, loss of business, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

Potential consequences of a criminal indictment arising out of any of the investigations into FCPA matters and antitrust matters could include suspension of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD in the United Kingdom. If a criminal or civil violation were found, we and our affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2006, we had revenue of $5.8 billion from our government contracts work with agencies of the United States or state or local governments. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted of a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2006, we had revenue of $1.0 billion from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations and cash flow.

These investigations could also result in (1) third party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us. In connection with the French investigation into the Bonny Island project, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. In addition, our compliance procedures or having a monitor required or agreed to be appointed at our cost as part of the disposition of the investigations could result in a more limited use of agents on large-scale international projects than in the past and put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of these investigations could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace. If we incur costs or losses as a result of these matters, we may not have the liquidity or funds to address those losses, in which case such losses could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

Other Risks Related to Our Business

We experience increased working capital requirements from time to time associated with our business, and such an increased demand for working capital could adversely affect our ability to meet our liquidity needs.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to completely recover the expenditures on a timely basis or at all. Circumstances or events which could create large cash outflows include, among others, losses resulting from fixed-price contracts; contract initiation costs, contract completion cost or delays in receipt of payments under our contracts; environmental liabilities; litigation costs; adverse political conditions; foreign exchange risks; and professional and product liability claims. If we encounter significant working capital requirements or cash outflows as a result of these or other factors, we may not have sufficient liquidity or the credit capacity to meet all of our cash needs.

Insufficient liquidity could have important consequences to us. For example, we could:

•	have more difficulty in providing sufficient working capital under contracts such as LogCAP that may require a substantial and immediate ramp up in operations without immediate reimbursement; and

•	have less success in obtaining new work if our sureties or our lenders were to limit our ability to provide new performance bonds or letters of credit for our projects.

All or any of the following liquidity matters, working capital demands or limitations under our credit facility could place us at a competitive disadvantage compared with competitors with more liquidity and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

Demobilization from Iraq could require funding of substantial working capital expenses without timely reimbursement. Demobilization of the United States military or our personnel from Iraq would require us to utilize large sums of working capital to move personnel and equipment from Iraq. If the DoD does not immediately approve funding for such a demobilization, we could be required to fund the related working capital expenses without reimbursement on a timely basis.

We cannot rely on Halliburton to meet our liquidity needs or provide future credit support for required bonds, letters of credit, performance guarantees and other credit enhancement instruments, except to the extent Halliburton has agreed to do so under the terms of the master separation agreement. Prior to our initial public offering, we relied upon Halliburton to fund our working capital demands and assist us in meeting our liquidity needs, thereby providing us with a reliable source of cash, liquidity and credit support enhancements even in unusual or unexpected circumstances. We are no longer able to rely on Halliburton to meet future needs, except to the extent of credit support instruments outstanding at the completion of our initial public offering and to the limited extent Halliburton has agreed to provide additional guarantees, indemnification and reimbursement commitments for our benefit in connection with letters of credit, surety bonds and performance guarantees related to certain of our existing project contracts as provided for in the master separation agreement. Please read “Certain Relationships and Related Transactions, and Director Independence—Master Separation Agreement—Credit Support Instruments.” We have obtained a limited amount of surety capacity and are currently engaged in discussions with surety companies to obtain additional capacity. Our efforts to obtain this additional stand-alone bonding capacity may not be successful. We can provide no assurance that we will have sufficient working capital or surety support to allow us to secure large-scale contracts or satisfy contract performance specifications.

Our revolving credit facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit facility will not be available if financial covenants are not met or if an event of default occurs. In December 2005, we entered into a five-year, unsecured revolving credit facility that provides up to $850 million of borrowings and letters of credit. This facility serves to assist us in providing working capital and letters of credit for our projects. The revolving credit facility contains a number of covenants restricting, among other things, incurrence of additional indebtedness and liens, sales of our assets, the amount of investments we can make, dividends. We are also subject to certain financial covenants, including maintenance of ratios with respect to consolidated debt to total consolidated capitalization, leverage and fixed charge coverage. If we fail to meet the covenants or an event of default occurs, we would not have available the liquidity that the facility provides. Please read “—It is an event of default under our $850 million revolving credit facility if a person other than Halliburton or our Company directly or indirectly acquires 25% or more of the ordinary voting equity interests of the borrower under the credit facility.” Any future credit facilities would also likely contain similar covenants.

In addition, under our existing revolving credit facility, and potentially under any future credit facility, we will be required to incur increased lending fees, costs and interest rates and, if future borrowings were to occur, to dedicate a substantial portion of cash flow from operations to the repayment of debt and the interest associated with that debt.

We conduct a large portion of our engineering and construction operations through joint ventures. As a result, we may have limited control over decisions and controls of joint venture projects and have returns that are not proportional to the risks and resources we contribute.

We conduct a large portion of our engineering and construction operations through joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners, and we typically have joint and several liability with our joint venture partners under these joint venture arrangements. These factors could potentially materially and adversely affect the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that we follow. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operation. When entering into joint ventures, in order to establish or preserve relationships with our joint venture partners, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and returns on these investments compared to what we would have received if the risks and resources we contributed were always proportionate to our returns.

We have recently been notified by a joint venture partner in Brown & Root Condor Spa that it wishes to dissolve the joint venture. Pursuant to the terms of our gas alliance agreement with JGC Corporation of Japan, when our separation from Halliburton has been completed, the alliance may be terminated by either party. Please read “Business—Joint Ventures and Alliances.”

We make equity investments in privately financed projects on which we have sustained losses and could sustain additional losses.

We participate in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operation and maintenance services for an agreed to period after the facilities have been completed.

We may incur contractually reimbursable costs and typically make an equity investment prior to an entity achieving operational status or completing its full project financing. If a project is unable to obtain financing, we could incur losses including our contractual receivables and our equity investment. After completion of these projects, our equity investments can be at risk, depending on the operation of the project, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects. Current equity investments of this type include the Alice Springs-Darwin railroad in Australia and the Allenby & Connaught project in the United Kingdom.

With respect to the Alice Springs-Darwin railroad project, we own a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment using the equity method of accounting in our G&I segment. This joint venture has sustained losses since commencing operations due to lower than anticipated freight volume and a slowdown in the planned expansion of the Port of Darwin. At the end of the first quarter of 2006, the joint venture’s revised financial forecast led us to record a $26 million impairment charge. At that time, the joint venture engaged investment bankers in an effort to raise additional capital for the venture. At the end of the second quarter of 2006, our valuation of our investment took into consideration the bids tendered at that time by interested parties, and no further impairment was evident. However, the efforts to raise additional capital ceased during the third quarter because all previous bids were subsequently rejected or withdrawn. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. In light of the default and the realization that the joint venture efforts to raise additional equity from third parties was not successful, we recorded an additional $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. At December 31, 2006, our investment in this joint venture was $6 million. Our $6 million additional funding commitment was still outstanding.

We have an investment in a development corporation that has an indirect interest in the new Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the EPC work for the project and providing operations and maintenance services for the facility. In August 2006, the lenders providing the construction financing notified EBIC that it was in default of the terms of its debt agreement, which effectively prevents the project from making additional borrowings until such time as certain security interests in the ammonia plant assets related to the export facilities could be perfected. Indebtedness under the debt agreement is non-recourse to us. This default was cured on December 8, 2006 subject to EBIC’s submission and the lender’s acceptance of the remaining documents in March 2007. No event of default has occurred pursuant to our EPC contract and we have been paid all amounts due from EBIC. In September 2006, we were instructed by EBIC to cease work on one location of the project on which the ammonia storage tanks were originally planned to be constructed due to a decision to relocate the tanks. The new location has been selected and the client and its lenders have agreed to compensate us for approximately $6 million in costs resulting from the relocation of the storage tanks. We resumed work on the ammonia tanks in February 2007.

If Halliburton’s anticipated disposition of our common stock is determined to be financially detrimental to our United Kingdom pension plans in meeting their funding liabilities, it may be necessary for us to purchase annuities to secure the pension plan benefits or fund some or all of the deficits either in a lump sum or over an agreed period.

Under regulations applicable to pension plans maintained for the benefit of our employees in the United Kingdom, a disposition of our common stock by Halliburton could constitute an event for which it would be advisable to obtain clearance from the Pensions Regulator in the United Kingdom if it were determined to be a change of control that is financially detrimental to the ability of a United Kingdom pension plan to meet its funding liabilities. In such event, should we fail to obtain clearance, the Pensions Regulator could issue a contribution notice, which could impose liability on an employer of an amount equal to the cost of securing all of the pension plan beneficiaries’ benefits by the purchase of annuities. As an alternative to obtaining clearance from the Pensions Regulator, we could agree with the trustee of some or all of the pension plans to provide additional security to the plans satisfactory to such trustees, which would not provide the same certainty as obtaining clearance, but may reduce the risk of receiving a contribution notice from the Pensions Regulator. While no determination has been made at this time as to the action, if any, that would be taken, if clearance were sought from the Pensions Regulator or an agreement was negotiated with the trustees for the United Kingdom pension plans, it may be necessary to fund some or all of the deficits under the United Kingdom pension plans, either in a lump sum or over an agreed period. Because the funding status of our United Kingdom pension plans is dependent on future events and circumstances and actuarial assumptions, we cannot estimate the range of exposure at this time.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel whether the projects are awarded in a sole source or competitive bidding process. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing and the breadth and technological sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a significant adverse impact on the margins we generate from our projects or our ability to retain market share.

If we are unable to attract and retain a sufficient number of affordable trained engineers and other skilled workers, our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth will be confined by resource limitations as competitors and customers compete for increasingly scarce resources. We believe that our success depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers and other skilled workers that can execute our services in remote locations under difficult working conditions. The demand for trained engineers and other skilled workers is currently high. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected and the costs of performing our existing and future projects may increase, which may adversely impact our margins.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our services. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Because we license technologies from third parties, there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. In some, but not all cases, we may be able to obtain the necessary intellectual property rights from alternative sources. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and revenue could be materially and adversely affected.

It is an event of default under our $850 million revolving credit facility if a person other than Halliburton or us directly or indirectly acquires 25% or more of the ordinary voting equity interests of the borrower under the credit facility.

Under our $850 million revolving credit facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or our Company, directly or indirectly acquires 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, our wholly owned subsidiary, the borrower under the credit facility. In the event of a default, the banks under the facility could declare all amounts due and payable, cease to provide additional advances and require cash collateralization for all outstanding letters of credit. If we were unable to obtain a waiver from the banks or negotiate an amendment or a replacement credit facility prior to an event of default, it could have a material adverse effect on our liquidity, financial condition and cash flow.

Our business could be materially and adversely affected by problems encountered in the installation or operation of a new SAP financial system to replace our current systems.

We are in the process of installing a new SAP financial system to replace our current systems. Among other things, the new SAP system is intended to assist us in qualifying or continuing to qualify our estimating, purchasing and accounting system under requirements of the DoD and the DCAA. If we are unable to install the new SAP system in a timely manner or if we encounter problems in its installation or operation, we may not be able to obtain approval of our systems by the DoD and the DCAA, which could delay our ability to receive payments from our customer and could have a material adverse effect on our results of operations in our G&I segment.

Risks Related to Geopolitical and International Operations and Events

International and political events may adversely affect our operations.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Our operations in countries other than the United States accounted for approximately 86% of our consolidated revenue during 2006, 87% of our consolidated revenue during 2005 and 90% of our consolidated revenue during 2004. Based on the location of services provided, 45% of our consolidated revenue in 2006, 50% in 2005 and 45% in 2004 was from our operations in Iraq, primarily related to our work for the United States government. Also, 12% of our consolidated revenue during 2006 was from the United Kingdom. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•	natural disasters, including those related to earthquakes and flooding;

•	inflation;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•	governmental activities that may result in the deprivation of contract rights; and

•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries and countries in which we provide governmental logistical support, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we operate that have significant amounts of political risk include: Afghanistan, Algeria, Indonesia, Iraq, Nigeria, Russia, and Yemen. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, such as Iraq, Afghanistan, Nigeria and Algeria where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we have in the past and may in the future suffer the loss of employees and contractors.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations, and our ability to limit our foreign exchange risk through hedging transactions may be limited.

A sizable portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:

•	foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

In particular, we conduct business in countries that have non-traded or “soft” currencies which, because of their restricted or limited trading markets, may be difficult to exchange for “hard” currencies. The national governments in some of these countries are often able to establish the exchange rates for the local currency. As a result, it may not be possible for us to engage in hedging transactions to mitigate the risks associated with fluctuations of the particular currency. We are often required to pay all or a portion of our costs associated with a project in the local soft currency. As a result, we generally attempt to negotiate contract terms with our customer, who is often affiliated with the local government, to provide that we are paid in the local currency in amounts that match our local expenses. If we are unable to match our costs with matching revenue in the local currency, we would be exposed to the risk of an adverse change in currency exchange rates.

Where possible, we selectively use hedging transactions to limit our exposure to risks from doing business in foreign currencies. Our ability to hedge is limited because pricing of hedging instruments, where they exist, is often volatile and not necessarily efficient.

In addition, the value of the derivative instruments could be impacted by:

•	adverse movements in foreign exchange rates;

•	interest rates;

•	commodity prices; or

•	the value and time period of the derivative being different than the exposures or cash flow being hedged.

Risks Related to Our Relationship With Halliburton

Halliburton’s indemnity for FCPA matters does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to FCPA matters no longer being available.

Under the terms of the master separation agreement entered into in connection with our initial public offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root–Condor Spa, in which we do not have an interest greater than 50%. For purposes of the indemnity, “FCPA Matters” include claims relating to alleged or actual violations occurring prior to the date of the master separation agreement of the FCPA or particular, analogous applicable statutes, laws, regulations and rules of U.S. and foreign governments and governmental bodies identified in the master separation agreement in connection with the Bonny Island project in Nigeria and in connection with any other project, whether located inside or outside of Nigeria, including without limitation the use of agents in connection with such projects, identified by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria in connection with the current investigations in those jurisdictions. Please read “—Risks Relating to Investigations—The SEC and the DOJ are investigating the actions of agents in foreign projects in light of the requirements of the United States Foreign Corrupt Practices Act, and the results of these investigations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow” and “—Our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy,” and “Related Party Transactions.”

Either before or after a settlement or disposition of FCPA Matters, we could incur losses as a result of or relating to FCPA Matters for which Halliburton’s indemnity will not apply, and we may not have the liquidity or funds to address those losses, in which case such losses could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

In consideration of Halliburton’s agreement to indemnify us for certain FCPA Matters, we have agreed that Halliburton will at all times, in its sole discretion, have and maintain control over the investigation, defense and/ or settlement of FCPA Matters until such time, if any, that we exercise our right to assume control of the investigation, defense and/or settlement of FCPA Matters. We have also agreed, at Halliburton’s expense, to assist with Halliburton’s full cooperation with any governmental authority in Halliburton’s investigation of FCPA Matters and its investigation, defense and/or settlement of any claim made by a governmental authority or court relating to FCPA Matters, in each case even if we assume control of FCPA Matters.

Subject to the exercise of our right to assume control of the investigation, defense and/or settlement of FCPA Matters, Halliburton will have broad discretion to investigate and defend FCPA Matters. After Halliburton’s disposition of our common stock that it owns, we expect that Halliburton will take actions that are in the best interests of its stockholders, which may not be in our or our stockholders’ best interests, particularly in light of the potential differing interests that Halliburton and we may have with respect to the matters currently under investigation and their defense and/or settlement. In addition, the manner in which Halliburton controls the investigation, defense and/or settlement of FCPA Matters and our ongoing obligation to cooperate with Halliburton in its investigation, defense and/or settlement thereof could adversely affect us and our ability to defend or settle FCPA or other claims against us, or result in other adverse consequences to us or our business that would not be subject to Halliburton’s indemnification. We may take control over the investigation, defense and/or settlement of FCPA Matters or we may refuse to agree to a settlement of FCPA Matters negotiated by Halliburton. Notwithstanding our decision, if any, to assume control or refuse to agree to a settlement of FCPA Matters, we will have a continuing obligation to assist in Halliburton’s full cooperation with any government or governmental agency, which may reduce any benefit of our taking control over the investigation of FCPA Matters or refusing to agree to a settlement. If we take control over the investigation, defense and/or settlement of FCPA Matters, refuse a settlement of FCPA Matters negotiated by Halliburton, enter into a settlement of FCPA Matters without Halliburton’s consent, materially breach our obligation to cooperate with respect to Halliburton’s investigation, defense and/or settlement of FCPA Matters or materially breach our obligation to consistently implement and maintain, for five years following our separation from Halliburton, currently adopted business practices and standards relating to the use of foreign agents, Halliburton may terminate the indemnity, which could have a material adverse effect on our financial condition, results of operations and cash flow.

Our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy.

Our indemnification from Halliburton relating to FCPA Matters (as defined under “—Risks Related to Our Relationship With Halliburton”) may not be enforceable as a result of being against governmental policy. Under the indemnity with Halliburton, our share of any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of U.S. or certain foreign governmental claims or assessments relating to FCPA Matters would be funded by Halliburton and would not be borne by us and our public stockholders. If we are assessed by or agree with U.S. or certain foreign governments or governmental agencies to pay any such fines, monetary penalties or direct monetary damages, including disgorgement, and Halliburton’s indemnity cannot be enforced or is unavailable because of governmental requirements of a settlement, we may not have the liquidity or funds to pay those penalties or damages, which would have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow. Please read “Related Party Transactions.”

Halliburton’s indemnity for matters relating to the Barracuda-Caratinga project only applies to the replacement of certain subsea bolts, and Halliburton’s actions may not be in our stockholders’ best interests.

Under the terms of the master separation agreement, Halliburton agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, we incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project, which we refer to as “B-C Matters.” Please read “Risks Related to Our Customers and Contracts—We are involved in a dispute with Petrobras with respect to responsibility for the failure of subsea flow-line bolts on the Barracuda-Caratinga Project.”

Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages against us relating to B-C Matters. Please read “Related Party Transactions.” If, either before or after a settlement or disposition of B-C Matters, we incur losses relating to the Barracuda-Caratinga project for which Halliburton’s indemnity will not apply, we may not have the liquidity or funds to address those losses, in which case such losses could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

At our cost, we will control the defense, counterclaim and/or settlement with respect to B-C Matters, but Halliburton will have discretion to determine whether to agree to any settlement or other resolution of B-C Matters. We expect Halliburton will take actions that are in the best interests of its stockholders, which may or may not be in our or our stockholders’ best interests. Halliburton has the right to assume control over the defense, counterclaim and/or settlement of B-C Matters at any time. If Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, or refuses a settlement proposed by us, it could result in material and adverse consequences to us or our business that would not be subject to Halliburton’s indemnification. In addition, if Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, and we refuse a settlement proposed by Halliburton, Halliburton may terminate the indemnity. Also, if we materially breach our obligation to cooperate with Halliburton or we enter into a settlement of B-C Matters without Halliburton’s consent, Halliburton may terminate the indemnity.

The terms of the agreements and other transactions between us and Halliburton entered into in connection with our initial public offering were determined by Halliburton and thus may be less favorable to us than the terms we could have obtained from an unaffiliated third party.

The transactions and agreements between us and Halliburton entered into in connection with our initial public offering presented, and in the future may present, conflicts between our interests and those of Halliburton. These transactions and agreements included agreements related to the separation of our business from Halliburton that provide for, among other things, our responsibility for liabilities related to our business and the responsibility of Halliburton for liabilities unrelated to our business, the respective rights, responsibilities and obligations of us and Halliburton with respect to taxes and tax benefits, and the terms of various interim and ongoing relationships between us and Halliburton, as described in “Certain Relationships and Transactions, and Director Independence.” Because the terms of these transactions and agreements were determined by Halliburton, their terms may be less favorable to us than the terms we could have obtained from an unaffiliated third party. In addition, while Halliburton controls us, it could cause us to amend these agreements on terms that may be less favorable to us than the current terms of the agreements. We may not be able to resolve any potential conflict, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. We may enter into other material agreements with Halliburton in the future.

If the anticipated exchange offer and any subsequent spin-off distribution fail to qualify as a tax-free transaction because of actions we take or because of a change of control of us, we will be required to indemnify Halliburton for any resulting taxes, and this potential obligation to indemnify Halliburton may prevent or delay a change of control of us.

In connection with the anticipated exchange offer and any subsequent spin-off distribution, we and Halliburton will be required to comply with representations that have been made to Halliburton’s tax counsel in connection with the tax opinion that was issued to Halliburton regarding the tax-free nature of the exchange offer and any subsequent spin-off distribution to Halliburton’s stockholders and with representations that have been made to the Internal Revenue Service in connection with the private letter ruling that Halliburton has requested. If we breach any representations with respect to the opinion or any ruling request or takes any action that causes such representations to be untrue and which causes the exchange offer and any spin-off to be taxable, we will be required to indemnify Halliburton for any and all taxes incurred by Halliburton or any of its affiliates resulting from the failure of the exchange offer and any spin-off to qualify as tax-free transactions as provided in the tax sharing agreement between us and Halliburton. Further, we have agreed not to enter into transactions for two years after the completion of the exchange offer and any subsequent spin-off distribution that would result in a more than immaterial possibility of a change of control of us pursuant to a plan unless a ruling is obtained from the Internal Revenue Service or an opinion is obtained from a nationally recognized law firm that the transaction will not affect the tax-free nature of the exchange offer and any subsequent spin-off distribution. For these purposes, certain transactions are deemed to create a more than immaterial possibility of a change of control of us pursuant to a plan, and thus require such a ruling or opinion, including, without limitation, the merger of us with or into any other corporation, stock issuances (regardless of size) other than in connection with our employee incentive plans, or the redemption or repurchase of any of our capital stock (other than in connection with future employee benefit plans or pursuant to a future market purchase program involving 5% or less of KBR’s publicly traded stock). If we take any action which results in the exchange offer and/or any subsequent spin-off distribution becoming a taxable transaction, we will be required to indemnify Halliburton for any and all taxes incurred by Halliburton or any of its affiliates, on an after-tax basis, resulting from such actions. The amounts of any indemnification payments would be substantial and would have a material adverse effect on our financial condition.

Depending on the facts and circumstances, the exchange offer and any subsequent spin-off distribution may be taxable to Halliburton if KBR undergoes a 50% or greater change in stock ownership within two years after the exchange offer and any subsequent spin-off distribution. Under the tax sharing agreement, as amended, between KBR and Halliburton, Halliburton is entitled to reimbursement of any tax costs incurred by Halliburton as a result of a change in control of KBR after the exchange offer. Halliburton would be entitled to such reimbursement even in the absence of any specific action by KBR, and even if actions of Halliburton (or any of its officers, directors or authorized representatives) contributed to a change in control of KBR. These costs may be so great that they delay or prevent a strategic acquisition, a change in control of KBR or an attractive business opportunity. Actions by a third party after the exchange offer causing a 50% or greater change in KBR’s stock ownership could also cause the exchange offer and any subsequent spin-off distribution by Halliburton to be taxable and require reimbursement by KBR.

We completed our initial public offering in November 2006 and have only a limited history of operating as a publicly traded company, and we may encounter difficulties in making the changes necessary to operate as a independent publicly traded company, and we may incur greater costs as a independent, publicly traded company following the anticipated exchange offer and subsequent spin-off that may adversely affect our results.

Halliburton currently assists us in performing various corporate functions, including the following:

•	information technology and communications;

•	human resource services such as payroll and benefit plan administration;

•	legal;

•	tax;

•	accounting;

•	office space and office support;

•	risk management;

•	treasury and corporate finance; and

•	investor services, investor relations and corporate communications.

Following our anticipated complete separation from Halliburton, Halliburton will have no obligation to provide these functions to us other than the interim services that will be provided by Halliburton under a transition services agreement which is described in “Related Party Transactions.” Also, after the termination of this agreement, we may not be able to replace the transition services in a timely manner or on terms and conditions, including costs, as favorable as those we receive from Halliburton.

Additionally, we will incur costs in connection with our anticipated separation and operation as a separate publicly-traded company. In 2007, we anticipate incurring approximately $12 million annually of additional cost of services and approximately $23 million annually of additional general and administrative expense associated with being a separate publicly traded company. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

The loss of executive officers or key employees could have a material adverse effect on our business.

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

Provisions in our charter documents and Delaware law may inhibit a takeover or impact operational control of our company following the time Halliburton ceases to beneficially own a majority of our outstanding voting stock, which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, a staggered board of directors, prohibiting stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. Many of these provisions become effective following the anticipated exchange offer and subsequent spin-off or at the time Halliburton ceases to beneficially own a majority of our outstanding voting stock. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

We will be controlled by Halliburton as long as it owns a majority of our outstanding voting stock, and you will be unable to affect the outcome of stockholder voting during that time.

Halliburton owns 81% of our outstanding common stock. As long as Halliburton owns, directly or indirectly, a majority of our outstanding voting stock, Halliburton will be able to exert significant control over us, including the ability to elect or remove and replace our entire board of directors and take other actions without calling a special meeting. The concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Halliburton and Halliburton’s interests may conflict with your interests as a stockholder. Currently, our public stockholders, by themselves, are not able to affect the outcome of any stockholder vote. As a result, Halliburton, subject to any fiduciary duty owed to our minority stockholders under Delaware law, will be able to control matters affecting us, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	the determination of incentive compensation, which may affect our ability to retain key employees;

•	the allocation of business opportunities between Halliburton and us;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing decisions and our capital raising activities;

•	the payment of dividends on our common stock;

•	conduct in regulatory and legal proceedings;

•	amendments to our certificate of incorporation or bylaws; and

•	determinations with respect to our tax returns.

In addition, the master separation agreement we entered into with Halliburton also contains several provisions regarding our corporate governance that apply for so long as Halliburton owns specified percentages of our common stock. For example, Halliburton has, among other rights, contractual rights relating to representation on our board of directors and board committees and, for so long as Halliburton beneficially owns 80% of our outstanding voting stock, a subscription right to purchase our securities. In addition, as long as Halliburton beneficially owns at least a majority of our outstanding voting stock. Halliburton’s board of directors will review and approve all of our projects that have a value in excess of $250 million. Moreover, Halliburton may transfer all or any portion of its contractual corporate governance rights to a transferee form Halliburton which holds at least 15% of our outstanding voting stock. Your interests as our stockholders, and the interests of Halliburton or its transferee, may differ. For a description of these provisions, please read “Certain Relationships and Related Transaction, and Director Independence—Master Separation Agreement—Corporate Governance.”

In addition, Halliburton may enter into credit agreements, indentures or other contracts that commit it to limit our activities and the activities of Halliburton’s other subsidiaries. Halliburton’s representatives on our board or board committees could direct our business so as not to breach any of these agreements.

We are a “controlled company” under the rules of the New York Stock Exchange and, as a result, we qualify for, and intend to rely on, exemptions from some of the corporate governance requirements of the New York Stock Exchange. Accordingly, our stockholders will not have as many corporate governance protections as stockholders of some other publicly traded companies.

Halliburton continues to own more than 80% of our outstanding common stock and we are considered a “controlled company” under the corporate governance rules of the New York Stock Exchange until such time as the anticipated exchange offer and/or subsequent spin-off occurs. As a controlled company. We are eligible for exemptions from some of the requirements of these rules, including the requirements (i) that a majority of our board of directors consists of independent directors, (ii) that we have a nominating and governance committee and a compensation committee, and that each such committee be composed entirely of independent directors and governed by a written charter addressing the committee’s purpose and responsibilities and (iii) for annual performance evaluations of the nominating and governance committee and the compensation committee. We intend to utilize some or all of these exemptions for so long as Halliburton or any other person or entity continues to own a majority of our outstanding voting securities. Accordingly, our stockholders will not have as many corporate governance protections as stockholders of some other publicly traded companies.

We have no plans to pay dividends on our common stock, and you may not receive funds without selling your common stock.

We do not intend to declare or pay dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flow, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our $850 million revolving credit facility also restricts our ability to pay dividends. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenue;

•	the outcome of the FCPA and other investigations;

•	publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions, restructurings or innovations;

•	sales of our common stock by Halliburton and other stockholders;

•	actions by institutional investors or by Halliburton;

•	fluctuations in oil and natural gas prices;

•	departure of key personnel;

•	general market conditions;

•	U.S. and international political, economic, legal and regulatory factors unrelated to our performance; and

•	the other risks described in this “Risk Factors” section.

The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

Information relating to market risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instrument Market Risk” on page 41 of this annual report.

Item 8. Financial Statements and Supplementary Data

The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 22, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, and its method of accounting for defined benefit and other post retirement plans as of December 31, 2006.

/s/ KPMG LLP

Houston, Texas

February 26, 2007

KBR, Inc.

Consolidated Statements of Operations

(In millions, except for per share data)

	Years ended December 31
	2006	2005	2004
Revenue:
Services	$9,626	$10,206	$11,960
Equity in earnings (losses) of unconsolidated affiliates, net	7	(60)	(54)

Total revenue	9,633	10,146	11,906

Operating costs and expenses:
Cost of services	9,285	9,716	12,171
General and administrative	108	85	92
Gain on sale of assets, net	(6)	(110)	—

Total operating costs and expenses	9,387	9,691	12,263

Operating income (loss)	246	455	(357)
Interest expense—related party	(36)	(24)	(15)
Interest income (expense), net	26	(4)	2
Foreign currency gains (losses), net—related party	—	3	(18)
Foreign currency gains (losses), net	(16)	4	5
Other, net	—	(1)	(2)

Income (loss) from continuing operations before income taxes and minority interest	220	433	(385)
Benefit (provision) for income taxes	(129)	(182)	96
Minority interest in net (income) loss of subsidiaries	(10)	(41)	(25)

Income (loss) from continuing operations	$81	$210	$(314)
Income from discontinued operations, net of tax provision of $(48), $(14) and $(6)	87	30	11

Net income (loss)	$168	$240	$(303)

Basic and diluted income (loss) per share:
Continuing operations	$0.58	$1.54	$(2.31)
Discontinued operations	0.62	0.22	0.08

Net income (loss)	$1.20	$1.76	$(2.23)

Basic and diluted weighted average shares outstanding	140	136	136

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Balance Sheets

(In millions except share data)

	December 31
	2006	2005
Assets
Current assets:
Cash and equivalents	$1,461	$394
Receivables:
Notes and accounts receivable (less allowance for bad debts of $57 and $51)	823	1,118
Unbilled receivables on uncompleted contracts	1,222	1,429

Total receivables	2,045	2,547
Deferred income taxes	120	99
Due from parent, net	—	121
Other current assets	272	209
Current assets related to discontinued operations	—	140

Total current assets	3,898	3,510
Property, plant, and equipment, net of accumulated depreciation of $360 and $305	492	444
Goodwill	289	285
Equity in and advances to related companies	289	277
Noncurrent deferred income taxes	188	124
Unbilled receivables on uncompleted contracts	194	195
Other assets	57	280
Noncurrent assets related to discontinued operations	—	67

Total assets	$5,407	$5,182

Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,276	$1,444
Due to parent, net	152	—
Advance billings on uncompleted contracts	903	657
Reserve for estimated losses on uncompleted contracts	184	43
Current portion of employee compensation and benefits	269	255
Current maturities of long-term debt	18	16
Other current liabilities	181	96
Current liabilities related to discontinued operations	—	55

Total current liabilities	2,983	2,566
Note payable to parent	—	774
Employee compensation and benefits	412	268
Long-term debt	2	18
Other liabilities	155	121
Noncurrent liabilities related to discontinued operations	—	10
Noncurrent deferred tax liability	33	26

Total liabilities	3,585	3,783

Minority interest in consolidated subsidiaries	35	143

Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 167,643,000 issued and outstanding	—	—
Paid-in capital in excess of par	2,051	—
Member’s equity	—	1,384
Accumulated other comprehensive loss	(291)	(128)
Retained earnings	27	—

Total shareholders’ equity and accumulated other comprehensive loss	1,787	1,256

Total liabilities, minority interest and shareholders’ equity and accumulated other comprehensive loss	$5,407	$5,182

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)

	December 31
	2006	2005	2004
Balance at January 1,	$1,256	$812	$944
Net proceeds from initial public offering	511	—	—
Stock-based compensation	1	—	—
Contributions from parent and other activities	15	300	—
Adoption of SFAS No. 158	(152)	—	—
Settlement of taxes with parent	(1)	22	37

Comprehensive income (loss):
Net income (loss)	168	240	(303)
Other comprehensive income (loss), net of tax (provision):
Cumulative translation adjustments	31	(46)	32
Pension liability adjustments, net of taxes of $(24), $(19) and $41	(57)	(44)	97
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	19	(21)	39
Reclassification adjustments to net income (loss)	1	(21)	(26)
Income tax benefit (provision) on derivatives	(5)	14	(8)

Total comprehensive income (loss)	157	122	(169)

Balance at December 31,	$1,787	$1,256	$812

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended December 31
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$168	$240	$(303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47	56	52
Distributions from (to) related companies, net of equity in earnings (losses)	(41)	40	1
Deferred income taxes	12	3	26
Gain on sale of assets, net	(126)	(110)	—
Impairment of equity method investments	68	—	—
Other	48	(18)	68
Changes in operating assets and liabilities:
Receivables	281	203	(101)
Unbilled receivables on uncompleted contracts	232	272	(50)
Accounts payable	(187)	(420)	450
Advance billings on uncompleted contracts	209	120	(175)
Accrued employee compensation and benefits	19	125	(1)
Reserve for loss on uncompleted contracts	140	(93)	(88)
Other assets	(38)	(35)	26
Other liabilities	99	144	34

Total cash flows provided by (used in) operating activities	931	527	(61)

Cash flows from investing activities:
Capital expenditures	(57)	(76)	(74)
Sales of property, plant and equipment	6	26	14
Dispositions (acquisitions) of businesses, net of cash	276	87	(22)
Other investing activities	—	(17)	(3)

Total cash flows provided by (used in) investing activities	225	20	(85)

Cash flows from financing activities:
Payments to related party, net	(629)	(350)	(42)
Net repayments of short-term borrowings	(2)	—	—
Proceeds from long-term borrowings	8	—	—
Payments on long-term borrowings	(25)	(21)	(19)
Net proceeds from issuance of stock	512	—	—
Other financing activities	(3)	(4)	(22)

Total cash flows used in financing activities	(139)	(375)	(83)

Effect of exchange rate changes on cash	50	(12)	24

Increase (decrease) in cash and cash equivalents	1,067	160	(205)
Cash and equivalents at beginning of period	394	234	439

Cash and equivalents at end of period	$1,461	$394	$234

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest paid to third party	$11	$12	$8
Income taxes	$57	$79	$44
Noncash financing activities
Contribution from parent and other activities	$15	$300	$—

See accompanying notes to consolidated financial statements.

KBR, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of KBR Holdings, LLC Business

KBR, Inc. and its subsidiaries (collectively, KBR) is an indirect 81% owned subsidiary of Halliburton Company (“Halliburton”) and a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer our wide range of services through our two business segments, Energy and Chemicals (“E&C”) and Government and Infrastructure (“G&I”).

Energy and Chemicals. Our E&C segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes onshore oil and gas production facilities, offshore oil and gas production facilities, including platforms, floating production and subsea facilities (which we refer to collectively as our offshore projects), onshore and offshore pipelines, liquefied natural gas (“LNG”) and gas-to-liquids (“GTL”) gas monetization facilities (which we refer to collectively as our gas monetization projects), refineries, petrochemical plants and synthesis gas (“Syngas”). We provide a wide range of Engineering Procurement Construction—Commissioning Start-up (“EPC-CS”) services, as well as program and project management, consulting and technology services.

Government and Infrastructure. Our G&I segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private customers worldwide. A significant portion of our G&I segment’s current operations relate to the support of United States government operations in the Middle East, which we refer to as our Middle East operations. We are also the majority owner of Devonport Management Limited (“DML”), which owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML shipyard operations are primarily engaged in refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects.

Note 2. Background and Basis of Presentation

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 as an indirect, wholly owned subsidiary of Halliburton. KBR, Inc. was formed to own and operate KBR Holdings, LLC (“KBR Holdings”). At inception, KBR, Inc. issued 1,000 shares of common stock for $1 to Halliburton. On October 27, 2006, KBR effected a 135,627-for-one split of its common stock. In connection with the stock split, the certificate of incorporation was amended and restated to increase the number of authorized shares of common stock from 1,000 to 300,000,000 and to authorize 50,000,000 shares of preferred stock with a par value of $0.001 per share. All share data of the company has been adjusted to reflect the stock split.

In November 2006, KBR, Inc. completed an initial public offering of 32,016,000 shares of its common stock (the “Offering”) at $17.00 per share. The Company received net proceeds of $511 million from the Offering after underwriting discounts and commissions. Halliburton currently owns 135,627,000 shares, or 81%, of the outstanding common stock of KBR, Inc. Simultaneous with the Offering, Halliburton contributed 100% of the common stock of KBR Holdings, LLC to KBR, Inc. KBR had no operations from the date of its formation to the date of the contribution of KBR Holdings.

In connection with the Offering, we entered into various agreements to complete the separation of our business from Halliburton, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we have agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We have also agreed to indemnify Halliburton for liabilities under various outstanding and certain

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton has agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the FCPA investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business.

The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters. The services to be provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. Further, the tax sharing agreement contains substantially the same tax sharing provisions as included in our previous tax sharing agreements.

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide interim corporate support services to Halliburton.

On February 26, 2007, Halliburton’s board of directors approved a plan under which Halliburton will dispose of its remaining interest in KBR through a tax-free exchange with Halliburton’s stockholders pursuant to an exchange offer and, following the completion or termination of the exchange offer, a special pro-rata dividend distribution of any and all of Halliburton’s remaining KBR, Inc. shares. In connection with the anticipated exchange offer, KBR will file with the SEC a registration statement on Form S-4 with respect to the terms and conditions of the exchange offer and Halliburton will file with the SEC a Schedule TO. The exchange offer will be conditioned on a minimum number of shares being tendered. Any sale or exchange of KBR stock pursuant to the exchange offer will be registered under the Securities Act of 1933, and such shares of common stock will only be offered and sold by means of a prospectus. The exchange offer and any subsequent spin-off will complete the separation of KBR from Halliburton and will result in two independent companies.

Effective June 30, 2005 for accounting purposes, DII Industries, LLC (DII, a wholly owned Halliburton entity) created a newly formed, wholly owned subsidiary, KBR Holdings, LLC, with 100 shares of common stock and contributed to it KBR Group Holdings, LLC and Kellogg Brown & Root, Inc. Prior to such restructuring, KBR Group Holdings, LLC and Kellogg Brown & Root, Inc. were subsidiaries of DII whose ultimate parent is Halliburton. The transaction was accounted for using the historic cost basis of accounting. Accordingly, the financial statements for periods prior to December 31, 2005 are presented on a combined basis and include the historical operations of KBR Group Holdings, LLC, Kellogg Brown & Root LLC (formerly Kellogg Brown & Root, Inc.) and their subsidiaries. The financial statements as of December 31, 2006, represent the consolidated operations of KBR Holdings. The accompanying financial statements are hereinafter referred to as the Consolidated Financial Statements and include all engineering, construction and related services of KBR Group Holdings, LLC, Kellogg Brown & Root LLC and their subsidiaries.

Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary (see Note 20). The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method is used when we do not have the ability to exert significant influence. All material intercompany accounts and transactions are eliminated.

Our revenue includes both equity in the earnings of unconsolidated affiliates as well as revenue from the sales of services into the joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the venture as a subcontractor. The amount included in our revenue represents total project revenue, including equity in the earnings from joint ventures impairments of equity investments in joint ventures, if any, and revenue from services provided to joint ventures.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our consolidated financial statements reflect all costs of doing business, including those incurred by Halliburton on KBR’s behalf. Such costs have been charged to KBR in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

Note 3. Significant Accounting Policies

Use of estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, requiring us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Ultimate results could differ from those estimates.

Revenue recognition

Engineering and construction contracts. Revenue from contracts to provide construction, engineering, design, or similar services is reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress, man-hours, or costs incurred, depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances. All known or anticipated losses on contracts are provided for when they become evident. Claims and change orders that are in the process of being negotiated with customers for extra work or changes in the scope of work are included in contract value when collection is deemed probable.

Accounting for government contracts. Most of the services provided to the United States government are governed by cost-reimbursable contracts. Services under our LogCAP, RIO, PCO Oil South, and Balkans support contracts are examples of these types of arrangements. Generally, these contracts contain both a base fee (a fixed profit percentage applied to our actual costs to complete the work) and an award fee (a variable profit percentage applied to definitized costs, which is subject to our customer’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance and business management).

Revenue is recorded at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative, and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.

Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, all award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003 (such as PCO Oil South), we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of SAB No. 104, “Revenue Recognition.” For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Accounting for pre-contract costs

Pre-contract costs incurred in anticipation of a specific contract award are deferred only if the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable. Pre-contract costs related to unsuccessful bids are written off no later than the period we are informed that we are not awarded the specific contract. Costs related to one-time activities such as introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, or commencing new operations are expensed when incurred.

Legal expenses

We expense legal costs in the period in which such costs are incurred.

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances are limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At December 31, 2006 and 2005, cash and equivalents included approximately $527 million and $223 million, respectively, in cash from advanced payments held by us or our joint ventures that we consolidate for accounting purposes. Our total cash provided by operating activities at December 31, 2006, 2005 and 2004, included $304 million, $175 million and $15 million, respectively, of cash provided by operating activities from project joint ventures that we consolidate for accounting purposes.

Allowance for bad debts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.

Goodwill and other intangibles

The reported amounts of goodwill for each reporting unit and intangible assets are reviewed for impairment at least annually and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill or intangible asset impairment.

Patents and other intangibles totaled $55 million and $54 million at December 31, 2006 and 2005, respectively, and are included in “Other assets” on the consolidated balance sheets. Patents and other intangibles are amortized over their estimated useful lives of up to 15 years. Related accumulated amortization was $32 million and $29 million at December 31, 2006 and 2005, respectively. Patent and other intangible amortization expense was $3 million for the years ended December 31, 2006 and 2005.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Evaluating impairment of long-lived assets

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for use, the estimated future undiscounted cash flow associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation or amortization is ceased while it is classified as held for sale.

Impairment of equity method investments

KBR evaluates its equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Income taxes

Income tax expense for KBR is calculated on a pro rata basis. Under this method, income tax expense is determined based on KBR operations and their contributions to income tax expense of the Halliburton consolidated group.

KBR is currently included in the consolidated U.S. federal income tax return of Halliburton. Additionally, many subsidiaries and divisions of Halliburton are subject to consolidation, group relief or similar provisions of tax law in foreign jurisdictions that allow for sharing of tax attributes with other Halliburton affiliates. For purposes of determining income tax expense, it is assumed that KBR will continue to file on this combined basis.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

KBR is a party to a tax sharing agreement with Halliburton. The tax sharing agreement provides, in part, for settlement of utilized tax attributes on a consolidated basis. Therefore, intercompany settlements due to the utilized attributes are only established to the extent that the attributes decreased the tax liability of an affiliate in any given jurisdiction. The adjustment to reflect the difference between the tax provision/benefit calculated as described above and the amount settled with Halliburton pursuant to the tax sharing agreement is recorded to equity.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Derivative instruments

At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not accounted for as hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” are adjusted to fair value and reflected through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative’s change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of operations.

Concentration of credit risk

Revenue from the United States government, which was derived almost entirely from our G&I segment, totaled $5.8 billion, or 61% of consolidated revenue, in 2006, $6.6 billion, or 65% of consolidated revenue, in 2005, and $8.0 billion, or 67% of consolidated revenue, in 2004. Revenue from the government of the United Kingdom totaled $1.0 billion, or 11% of consolidated revenue, for the year ended December 31, 2006. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Our receivables are generally not collateralized. At December 31, 2006, 62% of our total receivables were related to our United States government contracts. At December 31, 2005, 72% of our total receivables were related to our United States government contracts, primarily for projects in the Middle East.

Foreign currency translation

Our foreign entities for which the functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates, and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and expenses associated with non-monetary balance sheet accounts which are translated at historical rates. Foreign currency transaction gains or losses are recognized in income in the year of occurrence. Our foreign entities for which the functional currency is not the United States dollar translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive income in member’s equity.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment (“SFAS No. 123(R)”), using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that were outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for Halliburton’s ESPP is being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Under APB Opinion No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards. As a result of adopting SFAS No. 123(R), the incremental pretax expense related to employee stock option awards and Halliburton’s ESPP totaled approximately $7 million in 2006 or $0.03 per diluted share after tax. There was no effect on our cash flows from operating or financing activities for the year ended December 31, 2006 from the adoption of SFAS No. 123(R).

Total stock-based compensation expense, net of related tax effects, was $11 million in 2006. Total income tax benefit recognized in net income for stock-based compensation arrangements was $6 million in 2006, $5 million in 2005, and $4 million in 2004. Total incremental compensation cost resulting from modifications of previously granted stock-based awards was $6 million in 2006, $8 million in 2005, and $5 million in 2004. These modifications allowed certain employees to retain their awards after leaving the company.

The following table summarizes the pro forma effect on net income (loss) and income (loss) per share for 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years ended December 31
Millions of dollars	2005	2004
Net income (loss), as reported	$240	$(303)
Add: Total stock-based compensation expense included in net income, net of related tax effects	8	6
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(15)	(14)

Net income (loss), pro forma	$233	$(311)

Basic and diluted income (loss) per share:
As reported	$1.76	$(2.23)
Pro forma	$1.71	$(2.29)

There were no Halliburton stock options granted to our employees in 2006. For Halliburton stock options granted in 2005, the fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of Halliburton stock options granted to our employees in 2005 and 2004 is based upon the historical volatility of Halliburton’s common stock.

Once Halliburton’s ownership interest in KBR is 20% or less, outstanding awards to KBR employees of options to purchase Halliburton stock and unvested Halliburton restricted stock under the Halliburton 1993 Plan will be converted into similar KBR awards under its new Transitional Stock Adjustment Plan, with the intention of preserving approximately the equivalent value of the previous awards under the Halliburton 1993 Plan.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

For KBR stock options granted in 2006, the fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of KBR options granted in 2006 is based upon a blended rate that uses the historical and implied volatility of common stock for selected peers. The expected term of Halliburton 2005 and 2004 is based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. The expected term of KBR options granted in 2006 is based upon the average of the life of the option and the vesting period of the option. The assumptions and resulting fair values of options granted were as follows:

	Years ended December 31
	2006	2005	2004
Halliburton Options

Expected term (in years)	N/A	5.00	5.00
Expected volatility	N/A	51%	54%
Expected dividend yield	N/A	.8%	1.3%
Risk-free interest rate	N/A	4.3%	3.7%
Weighted average grant-date fair value per share	N/A	$9.97	$6.67

KBR Options

Expected term (in years)	6.00	N/A	N/A
Expected volatility	35%	N/A	N/A
Expected dividend yield	0%	N/A	N/A
Risk-free interest rate	4.6%	N/A	N/A
Weighted average grant-date fair value per share	$9.34	N/A	N/A

The fair value of Halliburton’s ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility is a one-year historical volatility of Halliburton common stock. The assumptions and resulting fair values of options granted were as follows:

	Offering Period July 1 to December 31
	2006	2005	2004
Expected term (in years)	0.5	0.5	0.5
Expected volatility	37.77%	30.46%	55.50%
Expected dividend yield	0.80%	0.73%	1.48%
Risk-free interest rate	5.29%	3.89%	3.29%
Weighted average grant-date fair value per share	$9.32	$5.50	$4.31

	Offering Period January 1 to June 30
	2006	2005	2004
Expected term (in years)	0.5	0.5	0.5
Expected volatility	35.65%	26.93%	57.47%
Expected dividend yield	0.75%	1.16%	1.65%
Risk-free interest rate	4.38%	3.15%	2.71%
Weighted average grant-date fair value per share	$7.91	$4.15	$3.74

See Note 18 for further detail on stock incentive plans.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4. Correction of prior period results

In connection with a review of our consolidated 50%-owned GTL project in Escravos, Nigeria, which is part of our E&C segment, we identified increases in the overall estimated cost to complete the project. As a result, during the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest. We determined that $16 million of the $148 million charge was based on information available to us but not reported as of March 31, 2006. Of the $16 million related to the prior periods, $9 million was related to the quarter ended March 31, 2006 and $7 million was related to the quarter ended December 31, 2005. We restated our financial statements for the quarter ended March 31, 2006 to include the $9 million charge ($2.9 million after minority interest and tax) as well as for other unrelated, individually insignificant adjustments that subsequently became known to us. The $9 million adjustment related to Escravos had the effect of reducing income (loss) from continuing operations before income taxes and minority interest by $9 million, increasing benefit (provision) for income taxes by $1.6 million, increasing minority interest in net income of subsidiaries by $2.9 million (net of tax of $1.6 million), and reducing net income by $2.9 million for the quarter ended March 31, 2006. These other adjustments had the effect of reducing pretax income and net income by $2 million and $5 million for the quarter ended March 31, 2006, respectively. We recorded the remaining $7 million charge ($2.3 million after minority interest and income taxes) in the quarter ended June 30, 2006, since the amounts were not material to 2005 or 2006 based on our 2006 projections.

In addition to the above, we adjusted our member’s equity and other balance sheet accounts as of January 1, 2003 to reflect a correction to DML’s initial purchase price allocation from a 1997 acquisition. DML’s original purchase price allocation did not adequately record the prepaid pension asset that existed at the acquisition date. The corrected allocation of purchase price to the pension asset also had the effect of increasing negative goodwill. The resulting negative goodwill would have been reversed in 2002 upon the adoption of SFAS 141, “Business Combinations”, and reflected in “cumulative effect of change in an accounting principle, net”. Accordingly, our January 1, 2003 consolidated balance sheet has been adjusted to increase member’s equity by $34 million, to increase prepaid pension asset by $72 million, to decrease property, plant, and equipment by $2 million, to decrease deferred taxes by $12 million and to increase minority interest by $24 million. Currency translation adjustments on the above resulted in increased equity at December 31, 2005, 2004 and 2003 of $9 million, $17 million and $8 million, respectively. We do not believe these adjustments had a material impact on balances as previously reported in our registration statement filed with the SEC on May 26, 2006.

We also reclassified deferred income taxes of $53 million and $58 million from current to non-current for the years ended December 31, 2005 and 2004, respectively.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table reflects the originally reported and restated amounts for the years ended December 31, 2005 and 2004:

Millions of dollars	December 31, 2005		December 31, 2004
	Restated	As previously reported	Restated	As previously reported
Assets:
Deferred income taxes	$99	$47	$79	$21
Other current assets	209	208	207	207
Total current assets	3,510	3,457	3,732	3,674
Property, plant, and equipment, net	444	446	467	469
Noncurrent deferred income taxes	124	165	116	170
Other assets	280	199	323	234
Total assets	5,182	5,091	5,487	5,396

Liabilities:
Noncurrent deferred tax liability	26	—	19	—
Total liabilities	3,783	3,757	4,560	4,541
Minority interest in consolidated subsidiaries	143	121	115	94
Member’s equity	1,384	1,350	—	—
Accumulated other comprehensive loss	(128)	(137)	(10)	(27)
Parent net investment	—	—	822	788
Total member’s equity and accumulated other comprehensive loss	1,256	1,213	812	761
Total liabilities, minority interest and member’s equity and accumulated other comprehensive loss	5,182	5,091	5,487	5,396

Note 5. Percentage-of-Completion Contracts

Revenue from contracts to provide construction, engineering, design, or similar services is reported on the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed. Commonly used measurements are physical progress, man-hours, and costs incurred.

Billing practices for these projects are governed by the contract terms of each project based upon costs incurred, achievement of milestones, or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of accounting. Billings in excess of recognized revenue are recorded in “Advance billings on uncompleted contracts.” When billings are less than recognized revenue, the difference is recorded in “Unbilled receivables on uncompleted contracts.” With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled receivables are usually billed during normal billing processes following achievement of the contractual requirements.

Recording of profits and losses on percentage-of-completion contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract value, change orders and claims reduced by costs incurred, and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Except in a limited number of projects that have significant uncertainties in the estimation of costs, we do not delay income recognition until projects have reached a specified percentage of completion. Generally, profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.

When calculating the amount of total profit or loss on a percentage-of-completion contract, we include unapproved claims in total estimated contract value when the collection is deemed probable based upon the four

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.

When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims accrued revenue recorded in unbilled receivables on uncompleted contracts relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts and the amounts booked to “Unbilled receivables on uncompleted contracts” for each period are as follows:

Millions of dollars	Years ended December 31
	2006	2005	2004

Probable unapproved claims	$189	$175	$182
Probable unapproved claims accrued revenue	187	172	182
Probable unapproved claims from unconsolidated related companies	78	92	45

As of December 31, 2006, the probable unapproved claims, including those from unconsolidated related companies, related to eight contracts, most of which were complete or substantially complete. See Note 14 for a discussion of U.S. government contract claims, which are not included in the table above.

A significant portion of the probable unapproved claims as of December 31, 2006 arose from three completed projects with Petroleos Mexicanos (“PEMEX”) ($148 million related to our consolidated entities and $45 million related to our unconsolidated related companies) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of December 31, 2006, we had not accrued any amounts related to the counterclaims in the arbitrations.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $175 million and $172 million at December 31, 2006 and 2005, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the consolidated balance sheets.

Unapproved change orders

We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amounted to $81 million and $52 million at December 31, 2006 and 2005, respectively.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Unconsolidated related companies

Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies,” and our share totaled $78 million and $92 million at December 31, 2006 and 2005, respectively. In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Our share of these change orders totaled $3 million and $5 million at December 31, 2006 and 2005, respectively.

Note 6. Escravos Project

In connection with our review of a 50% owned GTL project in Escravos, Nigeria, during the second quarter of 2006, we identified increases in the overall cost to complete this four-plus-year project of $400 million, which resulted in our recording a $148 million charge before minority interest and taxes during the second quarter of 2006. These cost increases were caused primarily by schedule delays related to civil unrest and security on the Escravos River, changes in the scope of the overall project, engineering and construction changes due to necessary front-end engineering design changes and increases in procurement cost due to project delays. The increased costs were identified as a result of our first check estimate process.

Of the $400 million increase in estimated project costs, higher forecasted engineering, procurement and project management hours increased costs by $63 million due to changes in the scope of the overall project and necessary front-end engineering design changes. Equipment and materials costs increased by $110 million due to changes in the scope of the overall project and the increased inflation cost caused by delays. Site construction costs increased by $227 million due to design changes, additional security costs due to civil unrest on the Escravos River and additional inflation caused by delays. The increases in the estimated future project costs were partially offset by estimated revenues associated with unapproved change orders of $200 million and the elimination of unrecognized profit of $52 million resulting in a $148 million loss on the project.

Since we completed our first check estimate in the second quarter of 2006, the project has continued to estimate significant additional cost increases. We currently expect to recover these recently identified cost increases through change orders.

As of September 30, 2006, we had approximately $269 million in unapproved change orders related to this project. In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of these change orders. As a result, portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics. Since we completed our first check estimate in the second quarter of 2006, the project has continued to estimate significant additional cost increases. We currently expect to recover these recently identified cost increases through change orders. As of December 31, 2006, we have recorded $43 million of unapproved change orders which primarily relates to these cost increases. We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services we provided to the Escravos joint venture.

Because of the civil unrest and security issues that currently exist in Nigeria, uncertainty regarding soil conditions at the property site, and other matters, we could experience substantial additional cost increases in the future. We believe that future cost increases attributed to civil unrest, security matters and potential differences in actual other than anticipated soil conditions should ultimately be recoverable through future change orders pursuant to the terms of our contract as amended in 2006. However, should this occur, there could be timing differences between the recognition of cost and recognition of offsetting potential recoveries from our client, if any.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 7. Barracuda-Caratinga Project

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We recorded losses on the project of $19 million, $8 million and $407 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. As part of these settlements, we agreed to pay $22 million in liquidated damages. We funded approximately $37 million in cash shortfalls, net of revenue received, during 2006.

In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminated any further risk of liquidated damages being assessed but did not address the bolt arbitration discussed below. Our remaining obligation under the April 2006 agreement is primarily for warranty on the two vessels.

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008. Under the master separation agreement we entered into with Halliburton in connection with our initial public offering, Halliburton agreed, subject to certain conditions, to indemnify us and hold us harmless from all cash costs and expenses incurred as a result of the replacement of the subsea bolts. As of December 31, 2006, we had not accrued any amounts related to this arbitration.

Note 8. Dispositions

Production Services. In May 2006, we completed the sale of our Production Services group, which was part of our E&C segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million, net of post-closing adjustments. See Note 26 (Discontinued Operations).

Dulles Greenway Toll Road. As part of our infrastructure projects, we occasionally take an ownership interest in the constructed asset, with a view toward monetization of that ownership interest after the asset has been operating for some period and increases in value. In September 2005, we sold our 13% interest in a joint venture that owned the Dulles Greenway toll road in Virginia. We received $85 million in cash from the sale. In addition, prior to the sale of our investment in Dulles Greenway Toll Road, we received a distribution and recorded a corresponding gain of $11 million in 2005. Because of unfavorable early projections of traffic to support the toll road after it had opened, we wrote down our investment in the toll road in 1996. At the time of the sale, our investment had a net book value of zero, and therefore, we recorded the entire $85 million of cash proceeds to operating income in our G&I segment.

Note 9. Business Segment Information

We provide a wide range of services, but the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

ventures represent a substantial part of our operations. We have organized our reporting structure based on similar products and services resulting in the following two segments.

Energy and Chemicals. Our E&C segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes onshore and offshore oil and gas production facilities (including platforms, floating production and subsea facilities), onshore and offshore pipelines, LNG and GTL gas monetization facilities, refineries, petrochemical plants and Syngas. We provide a complete range of EPC-CS services, as well as program and project management, consulting and technology services.

TSKJ is a joint venture formed to design and construct large-scale projects in Nigeria. TSKJ’s members are Technip, SA of France, Snamprogetti Netherlands B.V., which is a subsidiary of Saipem SpA of Italy, JGC Corporation of Japan, and us, each of which has a 25% ownership interest. TSKJ has completed five LNG production facilities on Bonny Island, Nigeria and is currently working on a sixth such facility. We account for this investment using the equity method of accounting.

M. W. Kellogg Limited (“MWKL”) is a London-based joint venture that provides full EPC-CS related services for LNG, GTL, and onshore oil and gas projects. MWKL is owned 55% by us and 45% by JGC Corporation. We consolidate MWKL for financial accounting purposes.

Government and Infrastructure. Our G&I segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private clients worldwide. We are also the majority owner of DML, which owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes.

In addition, this segment includes the Alice Springs-Darwin railroad. The Alice Springs-Darwin railroad is a privately financed project that was formed in 2001 to build, operate and own the transcontinental railroad from Alice Springs to Darwin, Australia and has been granted a 50-year concession period by the Australian government. We provided engineering, procurement, and construction (“EPC”) services for the project and are the largest equity holder in the project with a 36.7% interest, with the remaining equity held by eleven other participants. We account for this investment using the equity method of accounting.

Also included in this segment is Aspire Defence, a joint venture between us, Mowlem Plc. and a financial investor. The joint venture was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. We indirectly own a 45% interest in Aspire Defence. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. We account for our interests in each of the entities using the equity method of accounting.

General corporate. General corporate represents assets not included in an operating segment and is primarily composed of cash and cash equivalents, tax assets, corporate accounts payable and reserves for employee benefits.

Other. Intersegment revenues and revenue between geographic areas are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue and operating income of the applicable segment.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

The tables below present information on our business segments.

Operations by Business Segment

Millions of dollars	Years ended December 31
	2006	2005	2004

Revenue:
Government and Infrastructure	$7,249	$8,136	$9,409
Energy and Chemicals	2,384	2,010	2,497

Total	$9,633	$10,146	$11,906

Operating income (loss):
Government and Infrastructure	$201	$332	$82
Energy and Chemicals	45	123	(439)

Total	$246	$455	$(357)

Capital Expenditures:
Government and Infrastructure	$18	$33	$41
Energy and Chemicals	12	4	9
General Corporate	27	39	24

Total	$57	$76	$74

Equity in earnings (losses) of unconsolidated affiliates, net:
Government and Infrastructure	$(61)	$(26)	$(30)
Energy and Chemicals	68	(34)	(24)

Total	$7	$(60)	$(54)

Depreciation and amortization:
Government and Infrastructure	$22	$32	$27
Energy and Chemicals	7	9	11
General Corporate(a)	18	15	14

Total	$47	$56	$52

Restructuring charge (Note 23):
Government and Infrastructure	$2	$—	$12
Energy and Chemicals	3	1	28

Total	$5	$1	$40

(a)	Depreciation and amortization associated with corporate assets is allocated to our two operating segments for determining operating income or loss.

Within KBR, not all assets are associated with specific segments. Those assets specific to segments include receivables, inventories, certain identified property, plant and equipment and equity in and advances to related companies, and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the segments.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Balance Sheet Information by Operating Segment

Millions of dollars	December 31
	2006	2005

Total assets:
Government and Infrastructure	$2,072	$2,708
Energy and Chemicals	1,904	1,776
General Corporate	1,431	491
Assets related to discontinued operations	—	207

Total	$5,407	$5,182

Equity in/advances to related companies:
Government and Infrastructure	$20	$158
Energy and Chemicals	258	106
General Corporate	11	13

Total	$289	$277

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

Millions of dollars	Years ended December 31
	2006	2005	2004

Revenue:
United States	$1,351	$1,273	$1,222
Iraq	4,331	5,116	5,360
Kuwait	217	320	1,773
United Kingdom	1,130	1,142	995
Other Countries	2,604	2,295	2,556

Total	$9,633	$10,146	$11,906

	December 31
	2006	2005

Long-Lived Assets:
United States	$112	$88
United Kingdom	323	302
Other Countries	57	54

Total	$492	$444

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10. Receivables

Our receivables are generally not collateralized. In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR Holdings to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our consolidated balance sheets. The amount of receivables that could have been sold under the agreement varied based on the amount of eligible receivables at any given time and other factors, and the maximum amount that could have been sold and outstanding under this agreement at any given time was $650 million. The total amount of receivables outstanding under this agreement as of December 31, 2004 was approximately $263 million. As of December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.

Note 11. Property, Plant and Equipment

Other than those assets that have been written down to their fair values due to impairment, property, plant, and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Property, plant and equipment are composed of the following:

Millions of dollars	Estimated Useful Lives in Years	December 31
		2006	2005

Land	N/A	$32	$32
Buildings and property improvements	5-40	245	206
Machinery, equipment and other	3-25	575	511

Total		852	749
Less accumulated depreciation		(360)	(305)

Net property, plant and equipment		$492	$444

Note 12. Resolution of Asbestos and Silica-Related Lawsuits

Kellogg Brown & Root, Inc., had been named as a defendant in a large number of asbestos- and silica-related lawsuits. The plaintiffs alleged injury primarily as a result of exposure to asbestos and silica in materials used in the construction and maintenance projects of Kellogg Brown & Root, Inc. or its subsidiaries.

In January 2005, DII Industries, LLC and certain of its affiliates, including certain subsidiaries of KBR resolved all open and future asbestos and silica claims and related insurance recoveries pursuant to prepackaged Chapter 11 proceedings. These proceedings commenced in December 2003 and the order confirming the plan of reorganization became final and non-appealable effective December 31, 2004. Under the plan of reorganization, all current and future asbestos and silica personal injury claims against DII Industries, LLC and its affiliates were channeled into trusts established for the benefit of asbestos and silica claimants.

Based upon this plan of reorganization and the final settlement agreement with claimants, approximately $44 million of the total settlement was allocated to KBR. This allocation was primarily based upon a product

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

identification due diligence process undertaken to establish that the claimants’ injuries were based on exposure to products of DII Industries, LLC., Kellogg Brown & Root LLC and their subsidiaries or former businesses. This $44 million liability was recorded in 2002 and paid in January 2005.

Note 13. Debt

Long-term debt consists of the following:

Millions of dollars	December 31
	2006	2005

Long-term debt	$20	$34
Less current portion	18	16

Noncurrent portion of long-term debt	$2	$18

Effective December 16, 2005, we entered into an unsecured $850 million five year revolving credit facility (“Revolving Credit Facility”) with Citibank, N.A., as agent, and a group of banks and institutional lenders. This facility, which extends through December 2010, serves to assist in providing our working capital and letters of credit to support our operations. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin. The applicable margin will vary based on our utilization spread. We are also charged an issuance fee for the issuance of letters of credit, a per annum charge for outstanding letters of credit and a per annum commitment fee for any unused portion of the credit line. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make and payments to Halliburton under two subordinated intercompany notes. Furthermore, we are limited in the amount of additional letters of credit and other debt we can incur outside of the Revolving Credit Facility. Also, under the current provisions of the Revolving Credit Facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or us, directly or indirectly acquire 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, the borrower under the Revolving Credit Facility and a wholly owned subsidiary of KBR. The Revolving Credit Facility requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 55% until June 30, 2007 and 50% thereafter; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At December 31, 2006, we were in compliance with these ratios and other covenants. As of December 31, 2006, there were zero borrowings and $55 million in letters of credit outstanding under this facility.

In connection with entering into the Revolving Credit Facility, we entered into two subordinated intercompany notes with Halliburton where accounts payable to Halliburton in the aggregate of $774 million were structured into two five-year subordinated notes payable to subsidiaries of Halliburton as further described in Note 21.

On November 29, 2002, DML entered into a credit facility denominated in British pounds with Bank of Scotland, HSBC Bank and The Royal Bank of Scotland totaling $157 million. The U.S. dollar amounts presented were converted using published exchange rates for the applicable periods. This facility, which is non-recourse to us, matures in September 2009, provides for a $137 million term loan facility and a $20 million revolving credit facility. The interest rate for both the term loan and revolving credit facility is variable based on an adjusted LIBOR rate and DML must maintain certain financial covenants. At December 31, 2006, there was $18 million outstanding

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

under this term loan facility, which is payable in quarterly installments through September 2009. At December 31, 2006, there were no amounts outstanding under the revolving credit facility. In addition, DML had $2 million of other long-term debt outstanding at December 31, 2006. The interest rate on this debt is variable and payments are due quarterly through October 2008. DML also has a $29 million overdraft facility for which there was no outstanding balance at December 31, 2006.

On June 6, 2005, our 55%-owned subsidiary, M.W. Kellogg Limited, entered into a credit facility with Barclays Bank totaling $29 million. The U.S. dollar amounts presented were converted using published exchange rates for the applicable periods. This facility, which is non-recourse to us is primarily used for bonding, guarantee, and other indemnity purposes. Fees are assessed monthly in the amount of 0.25% per annum of the average outstanding balance. Amounts outstanding under the facility are payable upon demand and the lender may require cash collateral for any amounts outstanding under the facility. At December 31, 2006, there was $2 million of bank guarantees outstanding under the facility.

Maturities

At December 31, 2006, our debt matures as follows: $18 million in 2007 and $2 million in 2008.

Note 14. United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP and U.S. Army Europe (“USAREUR”). Our government services revenue related to Iraq totaled approximately $4.7 billion in 2006, $5.4 billion in 2005, and $7.1 billion in 2004.

Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations, and cash flow.

DCAA audit issues

Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (“DCAA”) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (“DCMA”). We then work with our customer to resolve the issues noted in the audit report. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable, or, if already reimbursed, the costs must be refunded to the customer. Our revenue recorded for government contract work is reduced for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.

The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time, but we believe that they should be less than 6% of the total subcontractor costs. As of December 31, 2006, no amounts have been accrued for suspended security billings.

Laundry. Prior to the fourth quarter of 2005, we received notice from the DCAA that it recommended withholding $18 million of subcontract costs related to the laundry service for one task order in southern Iraq, for which it believed we and our subcontractors did not provide adequate levels of documentation supporting the quantity of the services provided. In the fourth quarter of 2005, the DCAA issued a notice to disallow costs totaling approximately $12 million, releasing $6 million of amounts previously withheld. In the second quarter of 2006, we successfully resolved this matter with the DCAA and received payment of the remaining $12 million.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. Approximately $55 million has been withheld as of December 31, 2006, of which $17 million was withheld from our subcontractor. During 2006, we resolved approximately $25 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. We will continue working with the government and our subcontractors to resolve the remaining amounts.

Dining facilities. In September 2005, Eurest Support Services (Cyprus) International Limited, or ESS, filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.

In the third quarter of 2006, the DCAA has raised questions regarding $95 million of costs related to dining facilities in Iraq. We have responded to the DCAA that our costs are reasonable.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there have been questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.

Investigations

We also provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In the first quarter of 2005, the DOJ issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.

In October 2004, we reported to the Department of Defense Inspector General’s office that two former employees in Kuwait may have had inappropriate contacts with individuals employed by or affiliated with two third-party subcontractors prior to the award of the subcontracts. The Inspector General’s office may investigate whether these two employees may have solicited and/or accepted payments from these third-party subcontractors while they were employed by us.

In October 2004, a civilian contracting official in the Army Corps of Engineers (COE) asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the Department of Defense Inspector General’s office may review the issues involved.

We understand that the DOJ, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported related to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.

The House Oversight and Government Reform Committee has conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We expect hearings with respect to operations in Iraq to continue in this and other Congressional committees, including the House Armed Services Committee, and we expect to be asked to testify and provide information for these hearings.

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. As of December 31, 2006, we had not accrued any amounts related to this matter.

Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task orders and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. Nonetheless, Department of Defense officials referred the matter to the agency’s inspector general, which we understand commenced an investigation.

The DCAA issued various audit reports related to task orders under the RIO contract that reported $275 million in questioned and unsupported costs. The majority of these costs were associated with the humanitarian fuel mission. In these reports, the DCAA compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. During the fourth quarter of 2005, we resolved all outstanding issues related to the RIO contract with our customer and settled the remaining questioned costs under this contract.

Withholding of payments

During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This made us current with regard to definitization of historical LogCAP task orders and eliminated the potential 15% withholding issue under the LogCAP contract.

Upon the completion of the RIO contract definitization process, the COE released all previously withheld amounts related to this contract in the fourth quarter of 2005.

The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of any amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and the definitization process is substantially complete. The amount of payments withheld by the client under the PCO Oil South project was less than $1 million at December 31, 2006 and $1.1 million at December 31, 2005. The PCO Oil South contract provides the customer the right to withhold payment of 15% of the amount billed, thus remitting a net of 85% of costs incurred until a task order is definitized. Once a task order is definitized, this contract provides that 100% of the costs billed will be paid pursuant to the “Allowable Cost and Payment Clause” of the contract.

We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.

Claims

We had unapproved claims totaling $36 million at December 31, 2006 and $69 million at December 31, 2005 for the LogCAP and PCO Oil South contracts. The unapproved claims outstanding at December 31, 2006 are considered to be probable of collection and have been recognized as revenue. Similarly, of the $69 million of unapproved claims outstanding at December 31, 2005, $57 million were considered to be probable of collection and have been recognized as revenue. The remaining $12 million of unapproved claims were not considered probable of collection and have not been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

In addition, as of December 31, 2006, we had incurred approximately $159 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the client for negotiation, and we anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

DCMA system reviews

Report on estimating system. In December 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in the process of completing these corrective actions. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.

Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.” During the fourth quarter 2006, the DCMA granted, again, continued approval of our government contract purchasing system.

Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter 2006, the DCAA finalized its report and submitted it to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting. We have prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. The DCMA has approved KBR’s accounting system as acceptable for accumulating costs incurred under US Government contracts.

SIGIR Report

In October 2006, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report stating that we have improperly labeled reports provided to our customer, AMC, as proprietary data, when data marked does not relate to internal contractor information. We will work with AMC to address the issues raised by the SIGIR report.

The Balkans

We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. In the fourth quarter 2006, we reached a negotiated settlement with the DOJ. KBR was not accused of any wrongdoing and did not admit to any wrongdoing. The company is not suspended or debarred from bidding for or performing work for the US government. The settlement did not have a material impact on our operating results in 2006.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. Our investigation is ongoing. However, we believe the allegations to be without merit, and we intend to vigorously defend this action. As of December 31, 2006, no amounts were accrued in connection with this matter.

Wilson and Warren Qui Tam Suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. As of December 31, 2006, we had not accrued any amounts in connection with this matter.

Note 15. Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.

TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

which we had a 55% interest at December 31, 2006, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root, one of our subsidiaries.

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton has been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in United Kingdom is conducting an investigation relating to the Bonny Island project. Halliburton’s Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Halliburton, acting through its committee of independent directors, will continue to oversee and direct the investigations, and our directors that are independent of Halliburton and us, acting as a committee of our board of directors, will monitor the continuing investigations directed by Halliburton.

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before Halliburton’s 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including many current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root and to others, including certain of our current and former employees, former executive officers and at least one of our subcontractors. We further understand that the DOJ issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

The SEC and DOJ investigations include an examination of whether TSKJ’s engagement of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.

We notified the other owners of TSKJ of information provided by the investigations and asked each of them to conduct their own investigation. TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements. In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.

As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made by agents of TSKJ to Nigerian officials. In addition,

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

information recently uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of recently discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us, and the investigation continues.

In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The termination of Mr. Stanley occurred because of violations of Halliburton’s Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In 2006, Halliburton suspended the services of another agent who, until such suspension, had worked for us outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as Halliburton can satisfy itself regarding the agent’s compliance with applicable law and Halliburton’s Code of Business Conduct. In addition, Halliburton suspended the services of an additional agent on a separate current Nigerian project with respect to which Halliburton has received from a joint venture partner on that project allegations of wrongful payments made by such agent.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2006, we had revenue of approximately $5.8 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2006, we had revenue of approximately $1.0 billion from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

These investigations could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. In addition,

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

our compliance procedures or having a monitor required or agreed to be appointed at our cost as part of the disposition of the investigations could result in a more limited use of agents on large-scale international projects than in the past and put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of these investigations could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.

The investigations by the SEC and DOJ and foreign governmental authorities are continuing. We do not expect these investigations to be concluded in the immediate future. The various governmental authorities could conclude that violations of the FCPA or applicable analogous foreign laws have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by the U.S. and certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow. Under the terms of the master separation agreement entered into in connection with our initial public offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root–Condor Spa, in which we do not have an interest greater than 50%.

As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.

Halliburton has incurred $14 million, $9 million and $8 million for the years ended December 31, 2006, 2005 and 2004, respectively, for expenses relating to the FCPA and bidding practices investigations. In 2004, $1.5 million of the $8 million incurred was charged to us. Except for this $1.5 million, Halliburton has not charged these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between Halliburton and us.

Bidding practices investigation

In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.

On the basis of this information, Halliburton and the DOJ have broadened their investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

If violations of applicable United States antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and treble civil damages in favor of any persons financially injured by such violations. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by or relationship issues with customers are also possible.

The results of these investigations may have a material adverse effect on our business and results of operations.

As of December 31, 2006, we are unable to estimate an amount of probable loss or range of possible loss related to these matters.

Possible Algerian investigation

We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root-Condor Spa, a joint venture among Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of December 31, 2006.

Improper payments reported to the SEC

During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during our audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel, and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment of approximately $4 million was issued by the Nigerian tax authorities in the second quarter of 2003. We are cooperating with the Nigerian tax authorities to determine the total amount due as quickly as possible.

Litigation brought by La Nouvelle

In October 2004, La Nouvelle, a subcontractor to us in connection with our government services work in Kuwait and Iraq, filed suit alleging breach of contract and interference with contractual and business relations. The relief sought included $224 million in damages for breach of contract, which included $34 million for wrongful interference and an unspecified sum for consequential and punitive damages. The dispute arose from our termination of a master agreement pursuant to which La Nouvelle operated a number of dining facilities in Kuwait and Iraq and the replacement of La Nouvelle with ESS, which, prior to La Nouvelle’s termination, had served as La Nouvelle’s subcontractor. In addition, La Nouvelle alleged that we wrongfully withheld from La Nouvelle certain sums due La Nouvelle under its various subcontracts. During the second quarter of 2005, this litigation was settled without material impact to us.

Iraq overtime litigation

During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus,

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP contract and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. That claim remains pending. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. It is our intention to continue to vigorously defend the remaining claim. As of December 31, 2006, we have not accrued any amounts related to this matter.

Environmental

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the Resources Conservation and Recovery Act;

•	the Clean Air Act;

•	the Federal Water Pollution Control Act; and

•	the Toxic Substances Control Act.

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of December 31, 2006, we had approximately $676 million in letters of credit and financial guarantees outstanding, of which, $55 million were issued under our Revolving Credit Facility. Approximately $597 million of the remaining $621 million were issued under various facilities and are irrevocably and unconditionally guaranteed by Halliburton. Of the total outstanding, approximately $516 million relate to our joint venture operations, including $159 million issued in connection with our Allenby & Connaught project. The remaining $160 million of outstanding letters of credit relate to various other projects. At December 31, 2006, $248 million of the $676 million outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. We expect to cancel these letters of credit, surety bonds and other guarantees as we complete the underlying projects. We and Halliburton have agreed that the existing surety bonds, letters of credit, performance

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

guarantees, financial guarantees and other credit support instruments guaranteed by Halliburton will remain in full force and effect following the separation of our companies. In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 25, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at the time of our initial public offering and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by our customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

Other commitments

As of December 31, 2006, we had commitments to provide funds of $156 million, including $119 million related to our privately financed projects. As of December 31, 2005, these commitments were approximately $79 million to related companies including $35 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $13 million of the commitments at December 31, 2006 to be paid during 2007. In addition, we continue to fund operating cash shortfalls on the Barracuda-Caratinga project and are obligated to fund total shortage over the remaining life of the project. The remaining project costs, net of revenue received, was $10 million at December 31, 2006.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $43 million and $70 million at December 31, 2006 and 2005, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense, net of sublease rentals, was $178 million, $383 million and $387 million in 2006, 2005 and 2004, respectively.

Future total rentals on noncancelable operating leases are as follows: $48 million in 2007; $50 million in 2008; $42 million in 2009; $39 million in 2010; $39 million in 2011; and $41 million thereafter.

Note 16. Income Taxes

The components of the (provision)/benefit for income taxes on continuing operations were:

Millions of dollars	Years ended December 31
	2006	2005	2004

Current income taxes:
Federal	$(56)	$(118)	$140
Foreign	(80)	(52)	(27)
State	(2)	(8)	7

Total current	(138)	(178)	120

Deferred income taxes:
Federal	27	22	(5)
Foreign	(17)	(25)	(20)
State	(1)	(1)	1

Total deferred	9	(4)	(24)

(Provision) benefit for income taxes	$(129)	$(182)	$96

Income tax expense for KBR, Inc. is calculated on a pro rata basis. Under this method, income tax expense is determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group.

KBR, Inc. is the parent of a group of our domestic companies which are currently included in the consolidated federal income tax return of Halliburton. Additionally, many subsidiaries and divisions of Halliburton are subject to consolidation, group relief or similar provisions of tax law in foreign jurisdictions that allow for sharing of tax attributes with other Halliburton affiliates. For purposes of determining income tax expense, it is assumed that KBR, Inc. will continue to file on this combined basis.

As noted above, we have calculated income tax expense based on a pro rata method. A second method which is available for determining tax expense is the separate return method. Under the separate return method, KBR income tax expense is calculated as if we had filed tax returns for its own operations, excluding other Halliburton operations. If we had calculated income tax expense from continuing operations using the separate return method as of January 1, 2006, the income tax expense from continuing operations recorded in 2006 would have been $108 million resulting in an effective tax rate of 49% under the separate return method. Similarly, if we had calculated income tax expense from discontinued operations using the separate return method as of

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

January 1, 2006, the income tax expense recorded in 2006 would have been $44 million resulting in an effective tax rate of 33% under the separate return method.

The United States and foreign components of income (loss) from continuing operations before income taxes and minority interest were as follows:

Millions of dollars	Years ended December 31
	2006	2005	2004

United States	$59	$294	$(51)
Foreign	161	139	(334)

Total	$220	$433	$(385)

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

	Years ended December 31
	2006	2005	2004

United States Statutory Rate	35%	35.0%	35.0%
Rate differentials on foreign earnings	(9.8)	2.2	(2.2)
Non-deductible loss	9.2	—	—
State income taxes	0.6	1.3	1.3
Prior year foreign taxes	11.2	(1.6)	(2.7)
Prior year federal & state taxes	8.0	1.2	—
Valuation allowance	(1.1)	0.9	(5.3)
Foreign tax credit displacement	4.8	4.4	—
Other	0.6	(1.3)	(1.2)

Total effective tax rate on continuing operations	58.5%	42.1%	24.9%

We generally do not provide income taxes on the undistributed earnings of non-United States subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities. Taxes are provided as necessary with respect to earnings that are not permanently reinvested. The American Job Creations Act of 2004 introduced a special dividends received deduction with respect to the repatriation of certain foreign earnings to a United States taxpayer under certain circumstances. Based on its analysis of the Act, the Halliburton U.S. consolidated group decided not to utilize the special deduction. KBR’s tax calculation reflects this position.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars	Years ended December 31
	2006	2005
Gross deferred tax assets:
Depreciation and amortization	$10	$4
Employee compensation and benefits	176	52
Foreign tax credit carryforward	67	67
Construction contract accounting	89	81
Loss carryforwards	55	69
Insurance accruals	15	17
Interest accruals	—	6
Allowance for bad debt	14	18
All other	26	32

Total	$452	$346

Gross deferred tax liabilities:
Depreciation and amortization	$38	$6
Construction contract accounting	58	53

Total	$96	$59

Valuation Allowances:
Foreign tax credit carryforward	$67	$67
Loss carryforwards	21	23

Total	$88	$90

Net deferred income tax asset	$268	$197

At December 31, 2006, we had $171 million of net operating loss carryforwards that expire from 2006 through 2016 and loss carryforwards of $26 million with indefinite expiration dates.

Foreign tax credit carryforwards recorded in the financial statements reflect the credits actually generated by KBR operations, reduced for the amount considered utilized pursuant to the tax sharing agreement. Should KBR leave the Halliburton U.S. consolidated group at some point in the future, the amount of foreign tax credit carryforward taken by KBR will be determined by operation of U.S. tax law. The amount of such carryforward taken by KBR could be significantly different than the amount recorded in the financial statements.

We have established a valuation allowance for certain foreign loss carryforwards and foreign tax credit carryforwards on the basis that we believe these assets will not be utilized in the statutory carryover period. KBR is subject to a tax sharing agreement. The tax sharing agreement provides, in part, for settlement of utilized tax attributes on a consolidated basis. Therefore, intercompany settlements due to the utilized attributes are only established to the extent that the attributes decreased the tax liability of an affiliate in any given jurisdiction. The adjustment to reflect the difference between the tax provision/benefit calculated as described above and the amount settled with Halliburton pursuant to the tax sharing agreement is recorded to equity. The adjustment resulted in a charge to equity of $1 million in 2006, credit to equity of $22 million in 2005 and $37 million in 2004. The amount of settlement reflected in the intercompany account is a payable of $94 million as of December 31, 2006, a payable of $36 million as of December 31, 2005 and a receivable of $290 million as of December 31, 2004.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 17. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Common Stock	Member’s Equity	Parent Net Investment	Paid-in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	—	$—	$1,088	$—	$—	$(144)

Intercompany settlement of taxes	—	—	37	—	—	—
Comprehensive income:
Net loss	—	—	(303)	—	—	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	32
Pension liability adjustment, net of tax of $41	—	—	—	—	—	97
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	—	—	—	—	—	39
Reclassification adjustments to net income (loss)	—	—	—	—	—	(26)
Income tax benefit (provision) on derivatives	—	—	—	—	—	(8)

Total comprehensive income (loss)	—	—	(303)	—	—	134

Balance at December 31, 2004	—	$—	$822	$—	$—	$(10)

Intercompany settlement of taxes	—	—	22	—	—	—
Contribution from parent	—	—	300	—	—	—
Comprehensive income:
Net income	—	149	91	—	—	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	(46)
Pension liability adjustment, net of tax of $(19)	—	—	—	—	—	(44)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	—	—	—	—	—	(21)
Reclassification adjustments to net income (loss)	—	—	—	—	—	(21)
Income tax benefit (provision) on derivatives	—	—	—	—	—	14

Total comprehensive income (loss)	—	149	91	—	—	(118)
Transfer to member’s equity	—	1,235	(1,235)	—	—	—

Balance at December 31, 2005	—	$1,384	$—	$—	$—	$(128)

Contribution from parent and other activities	—	26	—	(11)	—	—
Transfer to common stock and paid-in capital in excess of par	—	(1,551)	—	1,551	—	—
Initial public offering	—	—	—	511	—	—
Stock-based compensation	—	—	—	1	—	—
Adoption of SFAS No. 158, net of tax of $(107)	—	—	—	—	—	(152)
Intercompany settlement of taxes	—	—	—	(1)	—	—
Comprehensive income:					—
Net income	—	141	—	—	27	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment:
Cumulative translation adjustments	—	—	—	—	—	31
Pension liability adjustment, net of tax of $(24)	—	—	—	—	—	(57)
Other comprehensive gains (losses) on derivatives:				—	—
Unrealized gains (losses) on derivative	—	—	—	—	—	19
Reclassification adjustments to net income (loss)	—	—	—	—	—	1
Income tax benefit (provision) on derivatives	—	—	—	—	—	(5)

Total comprehensive income	—	141	—	—	27	(163)

Balance at December 31, 2006	—	$—	$—	$2,051	$27	$(291)

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income

Millions of dollars	December 31
	2006	2005	2004

Cumulative translation adjustments	$43	$12	$58
Pension liability adjustments	(335)	(126)	(82)
Unrealized gains (losses) on derivatives	1	(14)	14

Total accumulated other comprehensive income	$(291)	$(128)	$(10)

Note 18. Stock Incentive Plans

Stock Plans

In 2006 Stock-based compensation awards were granted to employees under KBR stock-based compensation plans. In addition, KBR employees participate in Halliburton compensation plans and received grants under these plans in 2005 and 2004.

KBR 2006 Stock and Incentive Plan

In November 2006, KBR established the KBR 2006 Stock and Incentive Plan (KBR 2006 Plan) which provides for the grant of any or all of the following types of stock-based awards:

•	stock options, including incentive stock options and nonqualified stock options;

•	stock appreciation rights, in tandem with stock options or freestanding;

•	restricted stock;

•	restricted stock unit;

•	performance awards; and

•	stock value equivalent awards.

Under the terms of the KBR 2006 Plan, 10 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 3.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to performance awards. At December 31, 2006, approximately 8.0 million shares were available for future grants under the KBR 2006 Plan, of which approximately 2.5 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Share Based Payment Plans

Stock Options

Under KBR’s 2006 Plan, effective as of the closing date of the KBR initial public offering, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents stock options granted, exercised, and forfeited under KBR stock-based compensation plans.

KBR Stock Options

Stock Options	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	—	—	—

Granted	991,093	$21.81	$21.81
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2006	991,093	$21.81	$21.81

KBR stock options outstanding at December 31, 2006 had a weighted average remaining contractual life of 9.9 years. None of the options outstanding were exercisable at December 31, 2006. As of December 31, 2006 and net of estimated forfeitures, there was $8.3 million of unrecognized compensation cost net of estimated forfeitures related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 2.9 years. The aggregate intrinsic value attributable to these options was $4.3 million as of December 31, 2006.

Restricted stock

Restricted shares issued under the KBR’s 2006 Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse.

The following table presents the restricted stock awards and restricted stock units granted, vested, and forfeited during 2006 under KBR’s 2006 Stock and Incentive Plan.

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2006	—	—

Granted	964,677	$21.16
Vested	—	—
Forfeited	—	—

Nonvested shares at December 31, 2006	964,677	$21.16

The weighted average grant-date fair value of restricted KBR shares granted to employees during 2006 was $21.16. As of December 31, 2006, there was $18.7 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted sock units, which is expected to be recognized over a weighted average period of 4.9 years.

Halliburton share based payment plans

Halliburton has stock-based employee compensation plans in which certain key employees of KBR participate. Stock options under Halliburton’s 1993 Stock and Incentive Plan are granted at the fair market value

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

of the common stock at the grant date, vest ratably over a three- or four-year period, and generally expire 10 years from the grant date. Under the terms of the 1993 Stock and Incentive Plan, as amended, 98 million shares of common stock have been reserved for issuance to key Halliburton employees, including key employees of KBR. The plan specifies that no more than 32 million shares can be awarded as restricted stock. At December 31, 2006, 20 million shares were available for future grants under the 1993 Stock and Incentive Plan, of which 11 million shares remain available for restricted stock awards. The share amounts and exercise prices discussed in this Note have been adjusted for all periods presented to reflect the impact of Halliburton’s two-for-one common stock split, in the form of a stock dividend, paid on July 14, 2006 to Halliburton stockholders of record as of June 23, 2006.

Once Halliburton’s ownership interest in KBR is 20% or less, outstanding awards to KBR employees of options to purchase Halliburton stock and unvested Halliburton restricted stock under the Halliburton 1993 Plan will be converted into similar KBR awards under its new Transitional Stock Adjustment Plan, with the intention of preserving approximately the equivalent value of the previous awards under the Halliburton 1993 Plan.

Each of the active stock-based compensation arrangements is discussed below.

Halliburton Stock options

All stock options under Halliburton’s 1993 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three- or four-year period and generally expire 10 years from the grant date.

The following table represents Halliburton’s stock options granted to, exercised by, and forfeited by KBR, Inc.’s employees during 2006.

Stock Options	Number of Shares (in millions)		Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	5.1		$15.53

Granted	—		—
Exercised	(1.6)		16.31
Forfeited/expired	(0.1	)(a)	15.61

Outstanding at December 31, 2006	3.4		$15.16	4.46	$54

Exercisable at December 31, 2006	3.0		$14.88	4.07	$49

(a)	Actual expired shares in 2006 were approximately 40,000 shares with a weighted average exercise price per share of $15.42.

The total intrinsic value of options exercised by KBR, Inc.’s employees was $31 million in 2006, $52 million in 2005, and $4 million in 2004. As of December 31, 2006, there was $1 million of unrecognized compensation cost, net of estimated forfeitures, related to Halliburton nonvested stock options, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Halliburton Restricted stock

Restricted shares issued under Halliburton’s 1993 Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with Halliburton’s established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to Halliburton,

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse.

The following table represents Halliburton’s 1993 Plan restricted stock for our employees during 2006.

Restricted Stock	Number of Shares (in millions)	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 1, 2006	1.4	$16.12

Granted	— (a)	33.77
Vested	(0.4)	16.71
Forfeited	(0.1)	16.26

Nonvested shares at December 31, 2006	0.9	$16.87

(a)	Actual grants for 2006 included approximately 53,000 shares.

The weighted average grant-date fair value of restricted shares granted to our employees during 2005 and 2004 was $22.14 and $14.64. The total fair value of shares vested during 2006 was $12 million, compared to $16 million during 2005 and $9 million during 2004. As of December 31, 2006, there was $10 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a period of 3.3 years.

Halliburton 2002 Employee Stock Purchase Plan

Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of Halliburton’s common stock. Unless Halliburton’s Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year. The price at which Halliburton’s common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of Halliburton’s common stock on the commencement date or last trading day of each offering period. Under this plan, 24 million shares of Halliburton’s common stock have been reserved for issuance, which may be authorized but unissued shares or treasury shares. As of December 31, 2006, 3.7 million shares have been sold to our employees through the ESPP.

Note 19. Financial Instruments and Risk Management

Foreign exchange risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively manage significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flow resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates.

We manage our currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries for which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.

Foreign currency contracts are not utilized to manage exposures in some currencies due primarily to the lack of available markets or cost considerations (non-traded currencies). We attempt to manage our working capital position to minimize foreign currency commitments in non-traded currencies and recognize that pricing for the services and products offered in these countries should cover the cost of exchange rate devaluations. We have historically incurred transaction losses in non-traded currencies.

Assets, liabilities and forecasted cash flow denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. Beginning in 2003, we designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statement of operations and was not material in 2006, 2005 or 2004. As of December 31, 2006, we had approximately $1 million in unrealized net gains on these cash flow hedges. As of December 31, 2005, we had approximately $14 million in unrealized net losses on these cash flow hedges and approximately $14 million in unrealized net gains as of December 31, 2004. These unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2006 and December 31, 2005, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 12 months. The fair value of these contracts was less than $1 million as of December 31, 2006 and December 31, 2005. At December 31, 2004 the fair value of these contracts was $28 million.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries was $134 million, $362 million and $483 million at December 31, 2006, 2005 and 2004, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.

Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high-quality securities with various investment institutions. We derive the majority of our revenues from engineering and construction services to the energy industry and services provided to the United States government. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable. See Note 9 for further discussion of United States government receivables.

There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheet and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Interest rate risk. We have several debt instruments outstanding with variable interest rates. We may manage our variable-rate debt through the use of different types of debt instruments and derivative instruments. As of December 31, 2006 and December 31, 2005, we held no material interest rate derivative instruments.

Fair market value of financial instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments, cash and equivalents, receivables, and accounts payable, as reflected in the consolidated balance sheets, approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the balance sheet at fair value and are based upon third party quotes.

Note 20. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

The following is a description of our significant unconsolidated subsidiaries that are accounted for using the equity method of accounting:

•

TSKJ Group is a joint venture consortium consisting of several private limited liability companies registered in Madeira, Portugal. TSKJ Group entered into various contracts to design and construct large-scale projects in Nigeria. KBR has an approximate 25% interest in the TSKJ Group.

•

Brown & Root-Condor Spa (“BRC”) is registered in Algiers, Algeria and primarily executes oil and gas production facilities and civil infrastructure projects in Algeria. KBR owns a 49% interest in the joint venture.

•

TKJ Group is a joint venture consortium consisting of several private limited liability companies registered in Dubai, UAE. The TKJ Group was created for the purpose of trading equipment and the performance of services required for the realization, construction, and modification of maintenance of oil, gas, chemical, or other installations in the Middle East. KBR holds a 33.3% interest in the TKJ Group companies.

•

JK Group is a joint venture consortium consisting of several private limited liability companies registered in the Cayman Islands. The JK Group was created for the purpose of building two gas processing plants and related pipelines in Algeria. KBR owns a 50% interest in each of the JK Group companies.

•

ASD is a general partnership registered in Australia and was created for the purpose of operating a railroad between Alice Springs and Darwin in Australia. KBR owns a 36.7% interest in the partnership.

Summarized financial information for the underlying businesses of our significant equity method investments are as follows:

Balance Sheets

Millions of dollars	December 31, 2006
	TSKJ Group	BRC	TKJ	JK Group	ASD
Current assets	$457	$322	$650	$79	$274
Noncurrent assets	$23	$22	$107	$—	$600

Total assets	$480	$344	$757	$79	$874

Current liabilities	$364	$314	$654	$265	$263
Noncurrent liabilities	$6	$—	$—	$—	$527

Total liabilities	$370	$314	$654	$265	$790

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statements of Operations

Millions of dollars	For the Year Ended December 31, 2006
	TSKJ Group	BRC	TKJ	JK Group	ASD
Revenue	$339	$483	$943	$39	$158

Operating income (loss)	$20	$21	$83	$(36)	$(13)

Net income (loss)	$32	$14	$96	$(35)	$(57)

Balance Sheets

Millions of dollars	December 31, 2005
	TSKJ Group	BRC	TKJ	JK Group	ASD
Current assets	$434	$379	$199	$154	$186
Noncurrent assets	$4	$27	$3	$—	$610

Total assets	$438	$406	$202	$154	$796

Current liabilities	$394	$391	$225	$211	$174
Noncurrent liabilities	$3	$—	$25	$2	$498

Total liabilities	$397	$391	$250	$213	$672

Statements of Operations

Millions of dollars	For the Year Ended December 31, 2005
	TSKJ Group	BRC	TKJ	JK Group	ASD
Revenue	$707	$365	$37	$210	$90

Operating income (loss)	$2	$(71)	$—	$(70)	$(28)

Net income (loss)	$11	$(53)	$1	$(69)	$(40)

Statements of Operations

Millions of dollars	For the Year Ended December 31, 2004
	TSKJ Group	BRC	JK Group	ASD
Revenue	$796	$360	$153	$31

Operating income (loss)	$69	$(31)	$(105)	$(29)

Net income (loss)	$80	$(21)	$(103)	$(29)

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Consolidated summarized financial information for all other jointly owned operations that are accounted for using the equity method of accounting is as follows:

Balance Sheets

Millions of dollars	December 31,
	2006	2005
Current assets	$4,179	$891
Noncurrent assets	2,737	2,489

Total	$6,916	$3,380

Current liabilities	$1,020	$888
Noncurrent liabilities	5,481	2,237
Member’s equity	415	255

Total	$6,916	$3,380

Statements of Operations

Millions of dollars	Years ended December 31,
	2006	2005	2004
Revenue	$2,031	$1,335	$978

Operating income (loss)	$69	$15	$(2)

Net income (loss)	$92	$26	$(7)

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), in January 2003. In December 2003, the FASB issued FIN 46R, a revision which supersedes the original interpretation. We adopted FIN 46R effective January 1, 2004. FIN 46R requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. Previously, entities were generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity.

G&I segment

We have identified the following variable interest entities:

•

during 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom. This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt. The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023. The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract. As of December 31, 2006 and 2005, the joint venture had total assets of $161 million and $149 million and total liabilities of $147 million and $154 million, respectively. Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is limited to our investment, which is zero at December 31, 2006, and any future losses related to the operation of the assets. We are not the primary beneficiary. The joint venture is accounted for using the equity method of accounting;

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

we are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is not guaranteed by us. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of these joint ventures and, therefore, account for them using the equity method of accounting. As of December 31, 2005, these joint ventures had total assets of $1.9 billion and total liabilities of $1.9 billion. As of December 31, 2006, these joint ventures had total assets of $2.2 billion and total liabilities of $2.1 billion. Our maximum exposure to loss was $24 million at December 31, 2006. With respect to one of these roadways, KBR received a revised financial forecast during the second quarter of 2006, which takes into account sustained projected losses due to lower than anticipated long vehicle traffic and higher than forecasted lane availability deductions, which reduce project revenues. Because of this new information, we recorded an impairment charge of $10 million during the second quarter of 2006 in our equity investment in this roadway. As of December 31, 2006, our investment in this joint venture and the related company that performed the construction of the road was zero. In addition, at December 30, 2006, we had no additional funding commitments;

•

we participate in a privately financed project formed for operating and maintaining a railroad freight business in Australia. We own 36.7% of the joint venture and operating company and we account for these investments using the equity method of accounting. These joint ventures are funded through senior and subordinated debt and equity contributions from the joint ventures’ partners. This joint venture has sustained losses since commencing operations due to lower than anticipated freight volume and a slowdown in the planned expansion of the Port of Darwin. At the end of the first quarter of 2006, the joint venture’s revised financial forecast led us to record a $26 million impairment charge. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. In light of the default and the realization that the joint venture efforts to raise additional equity from third parties was not successful, we recorded an additional $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. As of December 31, 2005 and 2006, the joint venture had total assets of $796 million and $874 million and total liabilities of $672 million and $790 million, respectively. At December 31, 2006, our maximum exposure to loss totaling $12 million is limited to our equity investments, senior operating notes, and equity owner notes.

•

we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a viaduct and several bridges in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting. As of December 31, 2006 and 2005, the joint ventures had total assets of $301 million and $240 million and total liabilities of $293 million and $227 million, respectively. Our maximum exposure to loss was $8 million at December 31, 2006, and our share of any future losses resulting from the project. In addition, at December 31, 2006, we had remaining funding commitments of approximately $4 million.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

in April 2006, Aspire Defence, a joint venture between us, Mowlem Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our performance through the construction phase is supported by $159 million in letters of credit and surety bonds totaling approximately $209 million as of December 31, 2006, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds. The entities we hold an interest in are considered variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2006, the aggregate total assets and total liabilities of the variable interest entities were $3.2 billion and $3.3 billion, respectively. Our maximum exposure to project company losses as of December 31, 2006 was $59 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities.

E&C segment

We perform many of our long-term energy-related construction projects through incorporated or unincorporated joint ventures. Typically, these ventures are dissolved upon completion of the project. Many of these ventures are funded by advances from the project owner, and accordingly, require no equity investment by the joint venture partners or shareholders. Occasionally, a venture incurs losses, which then requires funding by the joint venture partners or shareholders in proportion to their interest percentages. The ventures that have little or no initial equity investment are variable interest entities. Our significant variable interest entities are:

•

during 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At December 31, 2006 and December 31, 2005, the joint venture had $756 million and $324 million in total assets and $877 million and $311 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2006 and December 31, 2005, the joint venture had approximately $413 million and $173 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

•

we have equity ownership in three joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities. We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting. At December 31, 2006 and December 31, 2005, these joint ventures had aggregate assets of $1 billion and $863 million and aggregate liabilities of $1.1 billion and $914 million, respectively. Our aggregate, maximum exposure to loss related to these entities was $77 million and $28 at December 31, 2006 and 2005, respectively, and is comprised of our equity investments in and advances to the joint ventures in addition to our commitment to fund any future losses; and

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

we have an investment in a development corporation that has an indirect interest in the new Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 60% of this development company and consolidate it for financial reporting purposes within our E&C segment. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. We are not the primary beneficiary of the variable interest entity. As of December 31, 2006, the variable interest entity had total assets of $347 million and total liabilities of $199 million. Our maximum exposure to loss on our equity investments at December 31, 2006 is limited to our investment of $15 million and our commitment to fund an additional $3 million of stand-by equity. In August 2006, the lenders providing the construction financing notified EBIC that it was in default of the terms of its debt agreement, which effectively prevented the project from making additional borrowings until such time as certain security interests in the ammonia plant assets related to the export facilities could be perfected. This default was cured on December 8, 2006 subject to submitting the remaining documentation in March 2007. Indebtedness under the debt agreement is non-recourse to us. No event of default has occurred pursuant to our EPC contract and we have been paid all amounts due from EBIC. In September 2006, we were instructed by EBIC to cease work on one location of the project on which the ammonia storage tanks were originally planned to be constructed due to a decision to relocate the tanks. The new location has been selected and the client and its lenders have agreed to compensate KBR for approximately $6 million in costs resulting from relocation of the storage tanks. We resumed work on the ammonia tanks in February 2007.

•

In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a variable interest entity. We consolidate the joint venture for financial reporting purposes within our E&C segment because we are the primary beneficiary. As of December 31, 2006, the Pearl joint venture had total assets of $66 million and total liabilities of $56 million.

Note 21. Related Party Transactions

Historically, all transactions between Halliburton and KBR were recorded as an intercompany payable or receivable. At December 31, 2004, KBR had an outstanding intercompany payable to Halliburton of $1.2 billion. In October 2005, Halliburton contributed $300 million of the intercompany balance to KBR equity in the form of a capital contribution. On December 1, 2005, the remaining intercompany balance was converted to two long-term notes payable to Halliburton subsidiaries (Subordinated Intercompany Notes). At December 31, 2005, the outstanding aggregate principal balance of the Subordinated Intercompany Notes was $774 million and was to be paid on or before December 31, 2010. Interest on both notes, which accrued at 7.5% per annum, was payable semi-annually beginning June 30, 2006. The notes were subordinated to the Revolving Credit Facility. At December 31, 2005, the amount of $774 million is shown in the Consolidated Financial Statements as Notes Payable to Related Party. During the fourth quarter of 2006, we paid in full the $774 million of Subordinated Intercompany Notes.

In addition, Halliburton, through the date of our initial public offering in November 2006, continued to provide daily cash management services. Accordingly, we invested surplus cash with Halliburton on a daily basis, which will be returned as needed for operations. A Halliburton subsidiary executed a demand note payable (Halliburton

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash Management Note) for amounts outstanding under these arrangements. Annual interest on the Halliburton Cash Management Note has been based on the closing rate of overnight Federal Funds rate determined on the first business day of each month. Similarly, from time to time, borrowed funds from Halliburton, subject to limitations provided under the Revolving Credit Facility, on a daily basis pursuant to a note payable (KBR Cash Management Note). Annual interest on the KBR Cash Management Note is based on the six-month Eurodollar Rate plus 1.00%. In connection with our initial public offering in November of 2006, Halliburton repaid to us the $387 million balance in the Halliburton Cash Management note. At December 31, 2006, KBR has a $152 million balance payable to Halliburton which consists of amounts KBR owes Halliburton for estimated current year outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.

We conduct business with other Halliburton entities on a commercial basis, and we recognize revenues as services are rendered and costs as they are incurred. Amounts billed to us by Halliburton were primarily for services provided by Halliburton’s Energy Services Group on projects in the Middle East and were $0, $0 and $18 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in cost of services in the consolidated statements of operations. Amounts we billed to Halliburton’s Energy Services Group were $2 million, $1 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition to the transactions described above, Halliburton and certain of its subsidiaries provide various support services to KBR, including information technology, legal and internal audit. Costs for information technology, including payroll processing services, which totaled $11 million , $20 million and $19 million for the years ended December 31, 2006, 2005 and 2004, respectively, are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services allocated to us were $23 million, $20 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively. Costs for these other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location.

Historically, Halliburton has centrally developed, negotiated and administered our risk management process. This insurance program has included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $17 million, $17 million and $20 million, representing our share of these risk management coverages and related administrative costs, have been allocated to us for the years ended December 31, 2006, 2005 and 2004, respectively. These expenses are included in cost of services in the consolidated statements of operations. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as general liability, property damage and workers’ compensation. However, subject to specific limitations, Halliburton has had umbrella insurance coverage for some of these risk exposures. In anticipation of our complete separation from Halliburton, we are developing our own stand-alone insurance and risk management policies that will provide substantially the same coverage. In connection with our initial public offering we obtained a stand-alone director and officer liability insurance policy. The insurance policies covering primary liability and marine cargo were separated between us and Halliburton in 2007. At the time of our complete separation from Halliburton certain other policies will be separated. We are also in the process of obtaining certain stand-alone insurance policies, including property coverage. Our property coverage will differ from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

The balances for the related party transactions described above are reflected in the consolidated financial statements as due from parent or due to parent, as appropriate. The average intercompany balance for 2006 was $348 million. For 2005 and 2004, the average intercompany balance was $921 million and $1.2 billion respectively.

In connection with certain projects, we are required to provide letters of credit and guarantees to our customers. As of December 31, 2006, in addition to the $55 million of letters of credit outstanding under our Revolving Credit Facility, we had additional letters of credit and financial guarantees totaled approximately $621 million, of which approximately $516 million related to our joint venture operations, including $159 million issued in connection with the Allenby & Connaught project. The remaining $160 million of outstanding letters of credit relate to various other projects. Of the $676 million in letters of credit outstanding at December 31, 2006, $597 million are irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. We expect to cancel these letters of credit, surety bonds and other guarantees as we complete the underlying projects. (See Note 15.)

All of the charges described above have been included as costs of our operation in these consolidated financial statements. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.

Halliburton has incurred $14 million , $9 million and $8 million for the years ended December 31, 2006, 2005 and 2004, respectively, for expenses relating to the FCPA and bidding practices investigations described in Note 14. In 2004, $1.5 million of the $8 million incurred was charged to us. Except for this $1.5 million, Halliburton has not charged these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between Halliburton and us.

In connection with our initial public offering in November 2006, we entered into various agreements to complete the separation of our business from Halliburton, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. The master separation agreement provides for, among other things, our responsibility for liabilities relating to our business and the responsibility of Halliburton for liabilities unrelated to our business. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the FCPA investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. In connection with Halliburton’s anticipated exchange offer, at Halliburton’s request KBR and Halliburton amended the tax sharing agreement to clarify that the terms of the tax sharing agreement are applicable to the anticipated exchange offer and amended the registration rights agreement to contemplate that KBR will file a registration statement on Form S-4 with the SEC relating to the anticipated exchange offer sooner than 180 days after the completion of KBR’s initial public offering. KBR’s board of directors appointed a special committee, consisting of KBR’s independent directors, which reviewed and approved these amendments. The special committee retained an independent financial advisor and independent legal counsel to assist it in connection with its review.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. Further, the tax sharing agreement contains substantially the same tax sharing provisions as included in our previous tax sharing agreements.

On April 1, 2006, Halliburton contributed to us its interest in three joint ventures, which are accounted for using the equity method of accounting. These joint ventures own and operate offshore vessels equipped to provide various services, including accommodations, catering and other services to sea-based oil and gas platforms and rigs off the coast of Mexico. At March 31, 2006, the contributed interest in the three joint ventures had a book value of approximately $26 million.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations were $450 million, $249 million and $519 million for the years ended December 31, 2006, 2005 and 2004, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of operations were $62 million, $21 million and $50 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 22. Retirement Plans

We have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:

•

Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $46 million in 2006, $48 million in 2005, and $40 million in 2004. Additionally, we participate in a Canadian multi-employer plan to which we contributed $7 million, $24 million, and $20 million in 2006, 2005, and 2004, respectively;

•	Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service, or compensation; and

•

Our postretirement medical plan is offered to specific eligible employees. This plan is contributory. Our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contributions. Participants’ contributions are adjusted as required to cover benefit payments. We have made no commitment to

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to:

•	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit and postretirement plan in the year in which the changes occur;

•	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•	disclose additional information.

The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ending after December 15, 2006. Accordingly, we adopted SFAS No. 158 requirements for our fiscal year ending December 31, 2006.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We will not elect early adoption of these additional SFAS No. 158 requirements and will adopt these requirements for our fiscal year ending December 31, 2008.

Benefit obligation and plan assets

We use a September 30 measurement date for our international plans and an October 31 measurement date for our domestic plans. Plan asset, expenses, and obligation for retirement plans are presented in the following tables.

	Pension Benefits				Other Postretirement Benefits
Benefit obligation	United States	Int’l	United States	Int’l
Millions of dollars	2006		2005		2006	2005
Change in benefit obligation
Benefit obligation at beginning of period	$46	$2,919	$45	$2,552	$1	$1
Service cost	—	50	—	50	—	—
Interest cost	3	147	2	138	—	—
Plan participants’ contributions	—	6	—	12	1	1
Settlements/curtailments	—	—	—	(59)	—	—
Currency fluctuations	—	166	—	(35)	—	—
Actuarial (gain) loss	1	206	1	341	—	—
Transfers	—	11	—	—	—	—
Benefits paid	(2)	(88)	(2)	(80)	(1)	(1)

Benefit obligation at end of period	$48	$3,417	$46	$2,919	$1	$1

Accumulated benefit obligation at end of period	$48	$2,925	$46	$2,453	$—	$—

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits				Other Postretirement Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2006		2005		2006	2005
Change in plan assets
Fair value of plan assets at beginning of period	$38	$2,598	$33	$2,188	$—	$—
Actual return on plan assets	5	249	3	467	—	—
Employer contributions	—	115	4	43	—	—
Settlements and transfers	—	13	—	—	—	—
Plan participants’ contributions	—	6	—	12	1	1
Currency fluctuations	—	148	—	(32)	—	—
Benefits paid	(2)	(88)	(2)	(80)	(1)	(1)

Fair value of plan assets at end of period	$41	$3,041	$38	$2,598	$—	$—

Funded status	$(7)	$(376)	$(8)	$(321)	$(1)	$(1)
Amounts not yet recognized
Employer contribution	—	22	—	8	—	—
Unrecognized transition asset	—	—	(1)	—	—	—
Unrecognized actuarial loss (gain)	—	—	20	475	—	(2)
Unrecognized prior service benefit	—	—	—	(10)	—	(2)

Net amount recognized	$(7)	$(354)	$11	$152	$(1)	$(5)

Amounts recognized on the consolidated balance sheet
Prepaid benefit cost	$—	$—	$11	$152	$—	$—
Accrued benefit liability, including
additional minimum liability	—	—	(19)	(163)	—	(5)
Accumulated other comprehensive
income, net of tax	—	—	12	114	—	—
Deferred tax asset	—	—	7	49	—	—

Net amount recognized	$—	$—	$11	$152	$—	$(5)
Noncurrent assets	$—	$—	$11	$152	$—	$—
Current liabilities	—	—	—	—	—	—
Noncurrent liabilities	(7)	(354)	—	—	(1)	(5)

Pension plans in which accumulated benefit obligation exceeds plan assets at December 31
Projected benefit obligation	$48	$1,657	$46	$1,395
Accumulated benefit obligation	48	1,558	46	1,283
Fair value of plan assets	41	1,491	38	1,209

Weighted-average assumptions used to determine benefit obligations at measurement date
Discount rate	5.75%	5.00%	5.75%	5.00%	5.50%	5.75%
Rate of compensation increase	N/A	3.75%	N/A	3.5 -4.0%	N/A	N/A

Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	N/A	5.0%	5.0%
Year that the rate reached the ultimate trend rate	N/A	N/A	N/A	N/A	2011	2008

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

		Pension Benefits
Plan assets		United States	Int’l	United States	Int’l
Millions of dollars		2006		2005
Asset allocation at December 31

Asset category	(target allocation 2007)
Equity securities	(50% – 70%)	63%	63%	63%	62%
Debt securities	(30% – 50%)	36%	35%	36%	30%
Other	(0% – 5%)	1%	2%	1%	8%

Total	(100%)	100%	100%	100%	100%

Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions. The discount rate was determined based on the rates of return of high-quality fixed income investments as of the measurement date. For our United Kingdom pension plans, which constitute all of our international pension plans’ projected benefit obligation, the discount rate was determined by comparing the terms of the plans to the yield curve of a portfolio of high quality debt instruments at the measurement date, and was 5.0% at September 30, 2006. The discount rate for 2005 was based on the annualized yield of the iBoxx AA corporate bonds, and was 5.0% at September 30, 2005.

The overall expected long-term rate of return on assets was determined based upon an evaluation of our plan assets, historical trends, and experience, taking into account current and expected market conditions.

Our investment strategy varies by country depending on the circumstances of the underlying plan. Typically, less mature plan benefit obligations are funded by using more equity securities, as they are expected to achieve long-term growth while exceeding inflation. More mature plan benefit obligations are funded using more fixed income securities, as they are expected to produce current income with limited volatility. Risk management practices include the use of multiple asset classes and investment managers within each asset class for diversification purposes. Specific guidelines for each asset class and investment manager are implemented and monitored.

In accordance with SFAS 87, in 2006 we recognized a $77 million increase in additional minimum pension liability and a $9 million decrease in net deferred income taxes. We also recognized $57 million of other comprehensive income.

There was an additional charge to accumulated other comprehensive income of $152 million recognized with the adoption of SFAS 158 for a total net reduction to equity of $209 million.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet was as follows:

	December 31, 2006
Millions of dollars	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Noncurrent deferred income taxes	$24	$107	$131
Other assets	263	(263)	—

Total assets	$287	$(156)	$131
Employee compensation and benefits	269	93	362

Total liabilities	$269	$93	$362
Minority interest in consolidated subsidiaries	$(1)	$(97)	$(98)
Accumulated other comprehensive loss	(183)	(152)	(335)

Total liabilities and shareholders’ equity	$85	$(156)	$(71)

Amounts recognized in accumulated other comprehensive income were as follows:

	Pension Benefits		Other Postretirement Benefits
	United States	Int’l
Millions of dollars	2006		2006
Net actuarial loss (gain)	$11	$330	$(2)
Prior service cost (benefit)	—	(3)	(1)

Total recognized in accumulated other comprehensive income	$11	$327	$(3)

Expected cash flows

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $57 million to our international pension plans in 2007. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions, which will be determined after the actuarial valuations are complete.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Millions of dollars	United States	Int’l
2007	$2	$95
2008	2	97
2009	3	100
2010	3	105
2011	3	108
Years 2012 – 2016	16	613

Expected benefit payments for other postretirement benefits are immaterial.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2006		2005		2004
Components of net periodic benefit cost
Service cost	$—	$50	$—	$50	$—	$68
Interest cost	2	147	2	138	2	123
Expected return on plan assets	(3)	(177)	(3)	(158)	(3)	(147)
Transition amount	—	—	—	—	—	(1)
Amortization of prior service cost	—	(1)	—	(1)	—	—
Settlements/curtailments	—	—	—	5	—	—
Recognized actuarial loss	1	20	1	14	1	15

Net periodic benefit cost	$—	$39	$—	$48	$—	$58

For other postretirement plans, net periodic cost was immaterial for the years ended December 31, 2006, 2005, and 2004.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l	Other Postretirement Benefits

	2006		2005		2004		2006	2005	2004
Discount rate	5.75%	5.00%	5.75%	5.50%	6.25%	5.30%	5.75%	5.75%	6.25%
Expected return on plan assets	8.25%	7.00%	8.50%	7.00%	8.50%	7.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.5 – 4.0%	N/A	4.00%	N/A	3.75%	N/A	N/A	N/A

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2007 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial (gain) loss	$—	$17
Prior service (benefit) cost	—	—

Total	$—	$17

The majority of our postretirement benefit plans are not subjected to risk associated with fluctuations in the medical trend rates because the company subsidy is capped. We expect the amortization from other comprehensive income to be immaterial. Assumed health care cost trend rates are not expected to have a significant impact on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material impact on total of service and interest cost components or the postretirement benefit obligation.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 23. Reorganization of Business Operations

In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position us for the future. In connection with this reorganization, we recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. Of this amount, $3 million relates to our Energy and Chemicals segment and $2 million relates to our Government and Infrastructure segment. The entire $5 million was included in “General and administrative” in the statements of operations as of December 31, 2006. These termination benefits were offered to approximately 139 personnel, with 66 receiving enhanced termination benefits. The terminated personnel located in the United States and United Kingdom. As of December 31, 2006, $5 million had not been paid. This amount is included in “Accounts payable” on the consolidated balance sheets.

Effective October 1, 2004, we restructured our business into two segments, G&I and E&C. In 2004, we recorded restructuring and related costs of $40 million related to the reorganization. The total restructuring charges consisted of $31 million in personnel termination benefits and $9 million in impairment charges on technology-related assets. For the year-ended December 31, 2004, $32 million of the restructuring charge was included in “Cost of services” and $8 million was included in “General and administrative” on the consolidated statements of operations. As of December 31, 2005, all amounts related to the 2004 restructuring had been paid and the balance in the restructuring reserve account was zero.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 24. Quarterly Data and Market Price Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows

	Quarter
(in millions, except per share amounts)	First	Second	Third	Fourth	Year
2006
Revenue	$2,246	$2,439	$2,439	$2,509	$9,633
Operating income	60	(30)	95	121	246
Income from continuing operations	20	9	9	43	81
Income (loss) from discontinued operations	6	83	(2)	—	87
Net income	$26	$92	$7	$43	$168

Earnings per share:
Basic and diluted income (loss) per share:
Income from continuing operations(2)	$0.15	$0.07	$0.07	$0.28	$0.58
Income (loss) from discontinued operations(2)	0.04	0.61	(0.02)	—	0.62
Net income	$0.19	$0.68	$0.05	$0.28	$1.20

Common stock prices(1)
High	—	—	—	$27.01	$27.01
Low	—	—	—	$20.75	$20.75

2005
Revenue	$2,591	$2,512	$2,319	$2,724	$10,146
Operating income	95	109	143	108	455
Income from continuing operations	40	37	86	47	210
Income from discontinued operations	8	6	8	8	30
Net income	$48	$43	$94	$55	$240

Earnings per share:
Basic and diluted income per share:
Income from continuing operations	$0.29	$0.28	$0.63	$0.34	$1.54
Income from discontinued operations	0.06	0.04	0.06	0.06	0.22
Net income	$0.35	$0.32	$0.69	$0.40	$1.76

(1)	New York Stock Exchange—composite transactions high and low intraday price.
(2)	The sum of income (loss) per share for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods.

Note 25. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We did not elect early adoption of this interpretation and will adopt the provision of FIN 48 beginning January 1, 2007. We have

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

completed an initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a significant impact on our financial position or results from operations. We expect that any adjustment to reduce retained earnings as of January 1, 2007 will not exceed $15 million.

During September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation was effective for the first fiscal year ending after November 15, 2006. The adoption of this interpretation did not have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilties—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

KBR, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 26. Discontinued Operations

In May 2006, we completed the sale of our Production Services group, which was part of our E&C segment. The Production Services group delivers a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006. In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group for the current and prior periods have been reported as discontinued operations. The major classes of assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2005 are as follows:

Millions of dollars	December 31 2005
Assets:
Accounts receivable—related party	$15
Accounts receivable and unbilled receivables on uncompleted contracts, net	130
Other current assets	(5)

Total current assets related to discontinued operations	140

Property, plant, and equipment, net	8
Goodwill	49
Equity in and advances to related companies	7
Other noncurrent assets	3

Total noncurrent assets related to discontinued operations	67

Total assets related to discontinued operations	$207

Liabilities:
Accounts payable	$33
Advance billings on incomplete contracts	12
Other current liabilities	10

Total current liabilities related to discontinued operations	55

Accounts payable—related party	3
Other long-term liabilities	7

Total noncurrent liabilities related to discontinued operations	10

Total liabilities related to discontinued operations	$65

The operating results of our Production Services group, which are classified as discontinued operations in our consolidated statements of operations, are summarized in the following table:

	Years ended December 31
Millions of dollars	2006	2005	2004

Revenue	$300	$754	$588

Operating profit	$15	$44	$17

Pretax income	$15	$44	$17

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have implemented several control changes, including the requirement that segment management perform more thorough reviews of project estimates designed to prevent the recurrence of the items that caused the need to restate our financials in the second quarter of 2006 for the Escravos matter. As a result of our failure in the first 12 months of the Escravos project to follow existing internal control policies and procedures for estimating project cost changes, we identified a material weakness in our financial controls. We determined in the second quarter of 2006 that a portion of these costs were not identified and properly recorded in an earlier period. We have restated our previously recorded results for the quarter ended March 31, 2006 to reflect $9 million of this $148 million charge, before income taxes and minority interests, applicable to this period. During the second quarter of 2006, we performed an additional review of our other significant fixed-price projects, which provided us with assurance that the deficiency was isolated to the Escravos project. We also believe the detailed cost and schedule re-estimate we prepared in the second quarter of 2006, in connection with our first check estimate, mitigated the risk of any material errors on the Escravos project as of December 31, 2006. We have also conducted follow-up reviews on the Escravos project during the third and fourth quarters of 2006 to validate the effectiveness of these control changes. We consider this material weakness to have been remediated as of December 31, 2006.

Item 9B. Other Information

As recommended by our Compensation Committee, our Board of Directors approved on February 22, 2007 discretionary cash bonuses to selected senior executive management. The discretionary bonuses were intended to reward selected senior executive managers for their performance during 2006 and for their performance in their new management roles. The amounts awarded to each of the senior executive officers was: William P. Utt (CEO), $117,810; Cedric W. Burgher (CFO), $54,936; John Gann, Jr. (CAO) $32,046; John L. Rose (EVP), $38,460. In addition, and contingent upon our full separation from Halliburton, our Compensation Committee has recommended to our Board of Directors and our Board of Directors has approved discretionary bonuses intended to reward selected executives and key non-officer employees for their significant efforts in connection with the separation. If and when our separation from Halliburton is completed, the following amounts will be awarded to the named executive officers: William P. Utt (CEO), $100,000; Cedric W. Burgher (CFO), $75,000; and John Gann, Jr. (CAO), $50,000.

As recommended by our Compensation Committee, our Board of Directors on February 22, 2007 adopted the KBR Senior Executive Performance Pay Plan (the “Senior Performance Plan”), pursuant to Section XI of our 2006 Stock and Incentive Plan, which authorizes the Compensation Committee to grant “performance awards”

with such terms as the Compensation Committee may establish. The Senior Performance Plan allows for short-term incentive opportunities for our executives and selected key non-officer employees, based on the performance measures determined by our Compensation Committee. For 2007, the performance measures will be: cash value added (“CVA”), Fully Burdened Operating Income, Job Income Booked and Overhead Cost Management. See “Item 11. Executive Compensation—KBR Compensation Discussion and Analysis—Short-term (Annual) Incentives” below for a discussion of our short-term incentives for 2006.

On February 26, 2007, our Compensation Committee recommended to our Board of Directors and our Board of Directors adopted the KBR, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). The Transitional Plan provides that as of the first date that Halliburton Company ceases to own more than 20% of our outstanding common stock, which we refer to as the “plan divestiture date,” each outstanding stock option and unvested restricted stock award granted under the Halliburton Company 1993 Stock and Incentive Plan that is outstanding as of the plan divestiture date and held by our employees, which we refer to as “Halliburton equity awards,” will be converted effective immediately after the plan divestiture date to an equity award covering KBR common stock, which we refer to as a “converted equity award.” Each converted equity award will have terms and conditions that effectively maintain the intrinsic value and other relevant terms of the Halliburton equity awards as of the plan divestiture date. The converted equity awards will be administered by our Compensation Committee under a Transitional Stock Adjustment Plan. Awards under the Transitional Stock Adjustment Plan will be limited to awards relating to the conversion of Halliburton equity awards into converted equity awards. As of February 7, 2007, our active employees held outstanding vested stock options covering 1,776,109 shares of Halliburton common stock, outstanding unvested stock options covering 286,717 shares of Halliburton common stock, and 714,088 restricted shares of Halliburton common stock awarded in each case under the Halliburton Company 1993 Stock and Incentive Plan.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning KBR’s executive officers and directors, including their ages as of February 15, 2007:

Name	Age	Position with KBR, Inc.
William P. Utt	49	President, Chief Executive Officer and Director
Cedric W. Burgher	46	Senior Vice President and Chief Financial Officer
John L. Rose	61	Executive Vice President, Energy and Chemicals
Bruce A. Stanski	46	Executive Vice President, Government and Infrastructure
Andrew D. Farley	43	Senior Vice President, General Counsel and Secretary
Klaudia J. Brace	50	Senior Vice President, Administration
John W. Gann, Jr.	49	Vice President and Chief Accounting Officer
Albert O. Cornelison, Jr.(1)	57	Director
Jeffrey E. Curtiss	58	Director
C. Christopher Gaut(1)	50	Director
Andrew R. Lane(1)	47	Director
Mark A. McCollum(1)	47	Director
Richard J. Slater	60	Director

(1)	Messrs. Cornelison, Gaut, Lane and McCollum are executive officers of Halliburton.

William P. Utt was named our President and Chief Executive Officer in March 2006 and became a member of our Board of Directors in September 2006. Mr. Utt is the former President and Chief Executive Officer of SUEZ Energy North America, a company that develops and sells energy products and services, where he had responsibility for the retail energy, energy marketing and trading and power generation and development businesses from 2000 until he joined KBR.

Cedric W. Burgher has served as our Senior Vice President and Chief Financial Officer since November 2005. Mr. Burgher served as the Chief Financial Officer of Burger King Corporation, an international restaurant company, from September 2004 to September 2005. Mr. Burgher worked for Halliburton from September 2001 to September 2004, most recently as the Vice President and Treasurer and, prior to that, as the Vice President of Investor Relations.

John L. Rose became our Executive Vice President, Energy and Chemicals in June 2006. From September 2005 to June 2006, he was our Vice President, Upstream, covering the onshore and offshore oil and gas, LNG and GTL markets. Mr. Rose also served as our Vice President, Subsidiary Operations and Production Services from April 2004 to September 2005. Between October 2000 and April 2004, he served as Executive Director in our joint venture with Mitsubishi.

Bruce A. Stanski has served as Executive Vice President of our Government and Infrastructure division since September 2005. Mr. Stanski served as our Senior Vice President, Government Operations from August 2004 to September 2005, and from June 2002 to July 2004, as our Senior Vice President and Chief Financial Officer. From March 2001 to May 2002, Mr. Stanski was Vice President, Strategic Planning. Since joining us in 1995, Mr. Stanski has held various positions within KBR, including Vice President of Shared Services.

Andrew D. Farley became our Senior Vice President and General Counsel in June 2006 and our Secretary in October 2006. Mr. Farley served as Vice President—Legal of our Energy and Chemicals segment beginning in

May 2003, as Chief Counsel—International of Halliburton’s Energy Services Group from June 2002 to May 2003 and as Assistant General Counsel and Assistant Corporate Secretary of Halliburton from April 2002 to June 2002. From October 2000 to April 2002, he served as chief counsel for Landmark Graphics Corporation, a wholly-owned subsidiary of Halliburton that provides software and consulting services for the upstream oil and gas industry.

Klaudia J. Brace has served as our Senior Vice President, Administration since April 2006. From May 1996 to April 2006, Ms. Brace was Senior Vice President, Business Control and Human Resources and Chief Accounting Officer of SUEZ Energy North America, where she managed the financial reporting, accounting, control and human resources functions of the company.

John W. Gann, Jr. has served as our Vice President and Chief Accounting Officer since December 2004. From 2002 to December 2004, Mr. Gann was a Partner in Ernst & Young, LLP, an accounting firm. Mr. Gann spent 22 years with accounting firm Arthur Andersen LLP and served as an audit and business advisory partner from 1994 to 2002.

Albert O. Cornelison, Jr. has been Executive Vice President and General Counsel of Halliburton since 2002. Mr. Cornelison served as Vice President and Associate General Counsel of Halliburton, heading the intellectual property, environmental and litigation practice groups, from 1998 to 2002.

Jeffrey E. Curtiss is a private investor. From January 2000 to June 2006, Mr. Curtiss served as the Senior Vice President and Chief Financial Officer of Service Corporation International, a provider of funeral, cremation and cemetery services. Previously, Mr. Curtiss was the Senior Vice President and Chief Financial Officer of Browning-Ferris Industries, Inc., a waste collection company, from January 1992 to July 1999. Mr. Curtiss holds a Bachelor of Science degree in Business Administration and a Doctor of Jurisprudence degree from the University of Nebraska. Mr. Curtiss also holds a Master of Legal Letters degree in taxation from Washington University. He also received his CPA certificate from the state of Colorado in 1971.

C. Christopher Gaut has been Executive Vice President and Chief Financial Officer of Halliburton since March 2003. Prior to joining Halliburton, Mr. Gaut was Senior Vice President and Chief Financial Officer of ENSCO International, Inc., a global offshore oil and gas drilling contractor, from December 1987 to February 2003, as well as Member—Office of the President and Chief Operating Officer from January 2002 to February 2003.

Andrew R. Lane has been Halliburton’s Executive Vice President and Chief Operating Officer since December 2004. Prior to assuming that role, Mr. Lane was our President and Chief Executive Officer from July 2004 to March 2006. From April 2004 to June 2004, he was Senior Vice President, Global Operations of Halliburton’s Energy Services Group. Mr. Lane was President of the Landmark Division of Halliburton’s Energy Services Group from May 2003 to March 2004. From January 2002 to April 2003, he served as Chief Operating Officer and then as President and Chief Executive Officer of Landmark Graphics Corporation. From January 2000 to December 2001, Mr. Lane was Vice President, Production Enhancement in Halliburton’s Energy Services Group.

Mark A. McCollum has been Senior Vice President and Chief Accounting Officer of Halliburton since August 2003. Mr. McCollum worked for Tenneco Inc., an automotive company, from January 1995 to July 2003, most recently as Senior Vice President and Chief Financial Officer and, prior to that, as Vice President, Corporate Development and Vice President, Controller.

Richard J. Slater has been chairman of ORBIS LLC, an investment and corporate advisory firm, since February 2003. Previously, Mr. Slater served in various executive positions with Jacobs Engineering Group Inc. (JEG), a professional technical services company, beginning in May 1980. Mr. Slater was employed as a consultant to the chief executive officer of JEG from January 2003 to October 2006 and prior to that, he served as

Executive Vice President, Operations from March 1998 to December 2002. Mr. Slater presently serves as non-executive chairman of Bluebeam Software Inc., as an independent director of Reliance Steel & Aluminum Co. and as trustee and member of the executive committee of the board of trustees of Claremont Graduate University.

Controlled Company Status

Halliburton owns more than a majority of our outstanding common stock and, as a result, we are considered a “controlled company” under the corporate governance rules of the New York Stock Exchange (the “NYSE”). As a controlled company, we are eligible for exemptions from some of the requirements of these rules, including the requirements (i) that a majority of our Board of Directors consist of independent directors, (ii) that we have a nominating and governance committee and a compensation committee, and that each such committee be composed entirely of independent directors and governed by a written charter addressing the committee’s purpose and responsibilities, and (iii) for annual performance evaluations of the nominating and governance committee and the compensation committee. We do not have a majority of independent directors, and our Compensation Committee is not composed entirely of independent directors. Mr. Gaut, who is not independent under the listing standards of the NYSE, serves on our Compensation Committee. If and when we cease to be a “controlled company,” we will be required to comply in full with the corporate governance rules of the NYSE after specified transition periods.

Audit Committee

The Audit Committee was established by our Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and currently is comprised of Messrs. Curtiss, McCollum and Slater. The Board of Directors has determined that Messrs. Curtiss and Slater are independent as defined in the NYSE’s listing standards. Mr. McCollum, who is Senior Vice President and Chief Accounting Officer of Halliburton, is not independent under the NYSE’s listing standards. Under the NYSE and the SEC requirements for independence of audit committee members, for up to one year from the date of our recent initial public offering a minority number of our Audit Committee members are exempt from the independence requirements. In compliance with these rules, a fully independent Audit Committee will be appointed by the first anniversary of our initial public offering. The Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Curtiss is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. A copy of the Audit Committee’s charter, which was adopted by the Board of Directors, is available on the Corporate Governance page of our website, www.kbr.com.

Code of Business Conduct

We are committed to good corporate governance and to effective communication with our stockholders. Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the KBR Code of Business Conduct. Our board has also adopted Corporate Governance Guidelines, which, together with our certificate of incorporation, bylaws and board committee charters, form the framework for the corporate governance of KBR. The KBR Code of Business Conduct, our Corporate Governance Guidelines and charters for the audit and compensation committees of our Board of Directors are available at: www.kbr.com. You may also obtain printed copies of any of our corporate governance documents, free of charge, by submitting a written request to: Investor Relations, 601 Jefferson Street, Suite 3400, Houston, Texas 77002. Waivers of the KBR Code of Business Conduct are discouraged, but any waivers of or amendments to the Code will be disclosed in accordance with the rules and regulations of the NYSE and the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that such reports accurately reflect all reportable transactions and holdings, with respect to the fiscal year ended December 31, 2006, and during 2007 through the date of this annual report, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with, except that Mr. Utt’s Form 4 reporting a stock purchase in connection with our initial public offering was not filed timely due to an administrative oversight.

Item 11. Executive Compensation

KBR COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices in place during 2006 with respect to our current chief executive officer, our former chief executive officer, our chief financial officer, the other three most highly-compensated executive officers who were employed at the end of 2006 and two former highly compensated executive officers who terminated employment prior to the end of 2006, which are collectively referred to as the “named executive officers.” The named executive officers, together with the other members of our senior executive management whose compensation is determined by our Compensation Committee and our Board of Directors, are referred to as our “senior executive management.”

Prior to the closing of our initial public offering on November 21, 2006, Halliburton established and administered our compensation programs. During the remainder of fiscal 2006, we generally continued the compensation programs put in place by Halliburton. Except for our short-term incentive opportunities and base salary, which were established by our Compensation Committee in the first quarter of 2007, our Board of Directors and our Compensation Committee are in the process of evaluating our compensation programs and will revise them as they determine to be appropriate. We expect this evaluation to be substantially completed during the first half of 2007. Because of the role that Halliburton and the Halliburton Compensation Committee played in determining the 2006 compensation for our senior executive management, this discussion includes information concerning Halliburton’s compensation policies in addition to information concerning the development of our future compensation policies.

KBR’s Compensation Objectives, Policies and Strategy

Overview

As discussed above, our Compensation Committee is evaluating our compensation programs as previously established by Halliburton, including our compensation philosophy and objectives. Pending the outcome of its evaluation, our Compensation Committee has generally continued to apply the compensation philosophy and objectives previously administered by Halliburton.

Halliburton designed our compensation plans to achieve the following primary objectives:

•	provide a clear and direct relationship between executive pay and Company performance both on a short and long-term basis;

•	emphasize operating performance measures, such as return on capital employed;

•	link executive pay to measures that drive shareholder value; and

•	support our business strategies and management processes in order to motivate our executives and maximize return on our human resource investment.

Our executive compensation program will be regularly reviewed so that:

•	the program’s components support our strategies and motivate our executives to achieve business success and generate value for our shareholders; and

•	the program is administered in a manner consistent with established compensation policies and guidelines.

The basic elements of our 2006 executive compensation programs are summarized in the table below, and a detailed explanation of each element is set forth under “—Elements of Compensation” below. These compensation elements, except for base salary and certain pension, health and welfare benefits, are performance-based and at risk of forfeiture.

Element	Characteristics	Purpose
Base salary

•     Fixed annual cash compensation.

•     Periodic increases in base salary based on performance.

•     Targeted near the median compared to peer companies for good performance and up to the 75th percentile for outstanding performance.

• Support market-competitiveness of annual pay for skills and experience necessary to meet the requirements of the executive’s role with us.

Annual cash incentive awards

•     Performance-based; dependent on our and/or division performance relative to targeted levels.

•     Targeted near the median compared to peer companies for good performance and up to the 75th percentile for outstanding performance.

•     Motivate and reward achievement of, and performance in excess of, our critical financial and strategic goals.

•     Provide competitive pay package compared to peer companies at median performance; potential for lesser or greater amounts to motivate participants to achieve or exceed our financial performance goals.

Long-term equity incentive plan awards (restricted stock, restricted stock units, stock options)	• Performance-based equity awards, which are realized to the extent our common stock price increases over time; targeted at the median compared to peer companies.

•     Align interests of management and shareholders; motivate and reward achievement of increases in the value of our common stock over the long term.

•     Value realized from exercise of stock options or sale of restricted stock and units will reward increases in value of our common stock.

•     Incremental vesting of options, restricted stock and units over time facilitates retention and provides incentives to enhance long-term value.

Element	Characteristics	Purpose

• Change-in-control protection demonstrates our commitment in exchange for commitment expected of management.

Retirement savings opportunities

•     Tax-deferred plan under which regular employees may defer compensation for retirement; matching contributions equal to 5.5% of eligible compensation.(1)

•     Nonqualified retirement plans under which executives may defer compensation for retirement.

• Provide employees the opportunity to save for their retirement. • Provide retirement savings option for executives, whose ability to save in qualified plan is limited.

Health and welfare benefits	• Fixed component. • The same or comparable health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available to regular full-time employees.	• Provide benefits to meet the health care and welfare needs of employees and their families.

(1)	Mr. Lane, one of our named executive officers, instead participates in the Halliburton Retirement & Savings Plan, which provides for an employer matching contribution equal to 4% of eligible compensation and a non-elective contribution equal to 4% of eligible compensation.

Our compensation elements are cash based, except for awards under our long-term equity incentive program, which provide equity compensation in the form of restricted stock, restricted stock units or stock options. There is no pre-established formula for the allocation between cash and non-cash compensation or short-term and long-term compensation. Instead, our Compensation Committee determines each year for our senior executive management the appropriate level and mix of short- and long-term incentive compensation to reward near-term excellent performance and to encourage our executives’ commitment to our long-range strategic business goals. To determine the appropriate combination of elements, we consider market pay practices and practices of peer companies, as well as individual performance.

We believe that short-term compensation is an important factor to achieve our goals of attracting, retaining and motivating high-performing, experienced executives. Annual performance criteria and award levels provide appropriate incentives for our executives to focus their efforts on adding value to our business on a day-to-day basis. We believe that long-term incentive compensation strengthens our executives’ stake in the Company and aligns their interests with the interests of our shareholders. The combination of performance and vesting components is designed to condition the value that our executives receive on strong Company performance over time.

Our internal stock nomination process is designed and administered to provide equity award grant dates that are prospective and not retrospective, or back-dated. Stock awards approved by our Compensation Committee are effective on the later of the date of the meeting at which the approval occurs or the date of the last signature on the Compensation Committee resolution approving the award, if our Compensation Committee acts without a meeting. For those stock awards approved by our chief executive officer, our chief executive officer is required to approve stock awards with grant dates of the later of the effective date of the action or the date our chief executive officer executes approval of the award. Exercise prices for option awards are set at the closing price of our common stock on the date of grant. For 2006, we only granted options, restricted stock, and restricted stock units in connection with our initial public offering.

Role of our Committee

Since our initial public offering in November 2006, our Compensation Committee has generally continued the Halliburton compensation programs during our Compensation Committee’s process of evaluating our compensation programs. Our Compensation Committee reviews and annually approves, and recommends to our Board of Directors for approval, the compensation and equity awards for our senior executive management.

Pursuant to its charter, which is available on the corporate governance page of our website, www.kbr.com, our Compensation Committee is primarily responsible for overseeing and evaluating our compensation and employee benefit plans and practices, particularly executive compensation. The duties of our Compensation Committee include:

•

developing and periodically evaluating the compensation policies applicable to our executives, including providing guidance regarding the relationship between executive compensation and company performance;

•

reviewing and annually approving Company goals and objectives relevant to compensation for our chief executive officer, and evaluating our chief executive officer’s performance in light of established goals and objectives;

•

determining our chief executive officer’s compensation, including salary, bonus, incentive and equity compensation, based on, among other things, company performance and relative shareholder return, the competitiveness of our compensation as compared to companies similar to ours, past compensation paid in previous years and other factors;

•	making recommendations to our Board of Directors with respect to compensation for our senior executive management;

•	reviewing compensation of non-employee directors (including Board of Directors and committee chairpersons) periodically, and making recommendations to our Board of Directors regarding any adjustments;

•	reviewing our incentive compensation and other stock-based plans, recommending changes as needed, and assisting our Board of Directors with administration of such plans;

•	maintaining regular contact with our senior executive management;

•

reviewing and discussing our annual “Compensation Discussion and Analysis” disclosure with management, and determining whether to recommend to our Board of Directors that “Compensation Discussion and Analysis” be included in our annual proxy statement or annual report on Form 10-K;

•	preparing its report for inclusion in our annual proxy statement; and

•	evaluating its own performance and the adequacy of its charter at least annually, and recommending to the Board of Directors any changes based on its review.

In 2006, our Compensation Committee did not meet but approved certain resolutions by written consent in lieu of a meeting. Going forward, the Compensation Committee will meet at least twice a year to satisfy its duties. Our Compensation Committee met on February 21, 2007 to, among other things, continue to evaluate and revise our overall compensation program. Our Compensation Committee expects to substantially complete this evaluation on or before the first half of 2007.

Our Compensation Committee’s charter provides it sole authority to retain advisors, including compensation consultants, as it deems appropriate and without seeking approval of our board of directors. We expect that our Compensation Committee will engage consultants periodically to provide insight into compensation trends and issues and to assist in developing and maintaining compensation practices in alignment with our compensation goals. Our Compensation Committee has engaged Hewitt Associates, LLC (“Hewitt”) to assist in its review of our executive compensation program in 2007. Hewitt reports solely to the Compensation Committee and, except as described below regarding the benefits administration that Hewitt provides to us, does not advise our management or receive any other compensation from us. While we believe that using outside consultants is an efficient way to keep current regarding competitive compensation practices, we expect that our Compensation Committee will not accord undue weight to the advice of outside professional advisors, but instead will make changes in our compensation program in light of whether the program’s intended effects are being achieved over time.

Hewitt’s primary duties will be to provide our Compensation Committee with independent and objective market data, compensation analysis and plan design recommendations. Hewitt will work at the direction of our Compensation Committee and will review and advise the committee on pay programs and pay level changes.

Hewitt also performs third-party benefit administration services for us under a separate contract. The management of our Hewitt relationship with respect to benefits administration will be the responsibility of our internal benefits department.

We have separately retained Towers Perrin as our compensation consultant to advise our management on 2007 pay programs and pay level changes. Towers Perrin works at the direction of our management with respect to the pay programs and pay level changes. In addition, Towers Perrin acts as a benefits consultant for our internal benefits department. The services provided by Towers Perrin for compensation and benefits consulting are under one master services contract.

Benchmarking Compensation

For 2007, we expect that our Compensation Committee will generally continue the benchmarking strategy used by Halliburton; however, our Compensation Committee is evaluating this strategy and will revise it as the Compensation Committee determines is appropriate. The elements of compensation were benchmarked for the named executive officers in 2006.

In determining the appropriate elements and amounts of compensation for our senior executive management, our Compensation Committee will consult with Hewitt and review compensation data obtained from independent sources. Hewitt reviewed raw data and performed regression analysis in assessing market compensation data to provide appropriate comparisons based on company size, complexity and performance, and individual role and job content.

Our peer group companies include the following: Chicago Bridge & Iron Company NV, EMCOR Group, Inc., Fluor Corp., Foster Wheeler Ltd; Granite Construction, Inc., Jacobs Engineering Group Inc., McDermott International, Inc., Quanta Services, Inc., The Shaw Group Inc., URS Corp and Washington Group International, Inc. We also review published compensation survey sources identifying our general peer companies, measured based on corporate revenue similar to KBR’s annual revenue. We expect that our Compensation Committee will periodically review and update the companies comprising our peer group as it deems appropriate to maintain a peer group that consists of the publicly-traded and privately-held engineering, construction and services companies against which we believe KBR competes for talent and shareholder investment.

Our Compensation Committee expects to generally target market levels of compensation at the 50th percentile for good performance and between the 50th and 75th percentile competitive level for outstanding performance. In doing so, our Compensation Committee will consider the market data for our peer group companies that reflected the markets in which we compete for business and employees.

Role of Chief Executive Officer in Compensation Decisions

Until other specific roles, duties and policies are established by our Compensation Committee, our chief executive officer will perform substantially the same function with respect to compensation matters as previously performed by Halliburton’s chief executive officer. Our chief executive officer will make recommendations to our Compensation Committee based on business conditions and set compensation levels for executives below the senior executive management level. Our chief executive officer also:

•	together with our Compensation Committee, receives recommendations from senior executive management on compensation and promotions for senior executive management;

•

recommends performance measures, target goals and award schedules for short-term and long-term incentive awards, and reviews performance goals for consistency with our projected business cycle and business plan;

•	reviews competitive market data with senior executive management;

•	reviews, rationale and guidelines of our stock award program; recommends changes to stock award program for review and discussion by our Compensation Committee; and

•

develops specific recommendations regarding the amount and form of equity compensation to be awarded to other senior executive management and the aggregate amount and form of equity compensation, by employee level and business unit, to be awarded below the senior executive management level.

Elements of compensation and other items that may be approved by our chief executive officer also include:

•	changes in base pay or title applicable to executives below the senior executive management level and to key non-officer employees;

•

equity awards to executives below the senior executive management level and to key non-officer employees under the KBR, Inc. 2006 Stock and Incentive Plan (the “KBR Plan”), subject to any maximum limits set by our Compensation Committee;

•	discretionary deferred compensation awards, including any supplemental retirement awards for executives below the senior executive management level and for key non-officer employees;

•	special cash compensation awards applicable to executives below the senior executive management level and to key non-officer employees;

•

agreements or arrangements relating to the terms of employment, continued employment or termination of employment with respect to executives below the senior executive management level and key non-officer employees, other than arrangements pursuant to the terms of duly approved plans or policies; and

•	any retention of restricted shares or stock options upon early retirement and any accelerated lapse of restrictions on shares awarded.

Notwithstanding the role of our chief executive officer, our Compensation Committee will review and annually approve, and recommend to our board of directors for approval, the compensation and equity awards for our senior executive management.

Halliburton’s Compensation Programs for KBR during 2006

Overview

The Halliburton Compensation Committee reviewed the elements of the individual compensation packages for our senior executive management under its purview. The Halliburton Compensation Committee delegated to Halliburton’s chief executive officer the duty to pre-approve the election and administration of the individual compensation packages for our other executives, subject to the Halliburton Compensation Committee’s annual review of the overall effect or aggregate impact, as appropriate, of such administrative delegation.

Halliburton’s internal stock nomination process has been in place since Halliburton began granting stock options to employees approximately 10 years ago and has been refined regularly to ensure adequate controls. The process states that all award grant dates are to be prospective and not retrospective. Per the Halliburton Company 1993 Stock and Incentive Plan (“1993 Plan”), the Halliburton chief executive officer must approve all stock awards for employees not under purview of the Halliburton Compensation Committee, and the grant date is the later of the effective date of the action or the date the Halliburton chief executive officer physically approves the award, to avoid retrospective or back-dated awards. Exercise prices are set at the fair market value of the date of grant. For senior executive management under the Halliburton Compensation Committee’s purview, the grant date is set on the day the Halliburton Compensation Committee meets to determine annual compensation actions, generally in December of each year.

Role of Halliburton Compensation Committee

Pursuant to its charter, during 2006 the Halliburton Compensation Committee was generally responsible for establishing our overall compensation philosophy and objectives. Halliburton’s executive compensation program procedures are guided by policy, process and practice. Halliburton policy sets the parameters around those positions that require approval by the Halliburton Compensation Committee and those where delegation to the Halliburton chief executive officer is authorized. The responsibilities outlined in the Halliburton Committee’s Charter are supported by an internal process which guides and details the actions to be taken by the Halliburton Compensation Committee, Halliburton’s chief executive officer, Halliburton senior executive management and staff. These processes coincide with the Halliburton Compensation Committee’s annual calendar which details the timing of compensation events and associated Halliburton Compensation Committee actions. Halliburton’s executive compensation program is designed and regularly reviewed to ensure that Halliburton is able to attract and retain the best people for the job and that its compensation plans support Halliburton’s strategies, focus efforts, help achieve business success and align with Halliburton’s shareholders’ interests.

The Halliburton Compensation Committee reviewed the elements of the compensation package for each KBR senior executive manager under its purview. Management provided the Halliburton Compensation Committee with historical and prospective breakdowns of each such executive’s total compensation as follows:

•	individual five-year compensation history;

•	income realized from prior stock and option awards;

•	stock wealth accumulation charts based on total stock holdings;

•	total Halliburton – awarded stock position, including vested and unvested awards; and

•	detailed discretionary supplemental retirement award calculations.

Third-Party Consultants

During 2006, the Halliburton Compensation Committee engaged Hewitt as its third party independent compensation consultant. Hewitt coordinated and consulted with internal Halliburton executive compensation resources regarding executive compensation matters, but operated solely at the Halliburton Compensation Committee’s direction. Hewitt’s primary duties were to provide independent and objective market data, compensation analysis and plan design recommendations to the Halliburton Compensation Committee annually and as requested from time to time throughout the year. Additionally, Hewitt attended selected management, Halliburton Compensation Committee or Halliburton Board meetings. Hewitt worked at the direction of the Halliburton Compensation Committee Chairperson and reviewed and advised the Halliburton Compensation Committee on pay programs and pay level changes applicable to selected executives under the Halliburton Compensation Committee’s purview.

During 2006, Hewitt also performed benefit administration services for Halliburton under a separate contract between Halliburton and Hewitt. The Halliburton/Hewitt relationship with respect to benefits administration was the responsibility of Halliburton’s internal benefits department, which had no contact with the Halliburton Compensation Committee’s consultant.

Benchmarking Compensation

In determining appropriate elements and amounts of compensation for our senior executive management during 2006, the Halliburton Compensation Committee consulted with Hewitt and reviewed compensation data prepared by Hewitt. The elements of compensation were benchmarked for our named executive officers. In the design and administration of our 2006 executive compensation programs, the Halliburton Compensation Committee generally targeted current market levels of total compensation opportunities near the 50th percentile for good performance and between the 50th and 75th percentile competitive level for outstanding performance. In doing so, the Halliburton Compensation Committee considered the market data for peer group companies that reflected the markets in which Halliburton competed for business and employees. The determination of the Halliburton peer group is based on size in terms of market capitalization, revenue and number of employees; scope in terms of global impact and reach; and industry affiliation including companies that are logically related to Halliburton or have a heavy manufacturing industry focus. The Halliburton 2006 peer group is composed of specific peer companies within the energy services and engineering and construction industries as well as selected companies representing general industry having similar revenue size, number of employees and market capitalization including: Amerada Hess Corporation, Anadarko Petroleum Corporation, Baker-Hughes Incorporated, Fluor Corporation, Marathon Oil Corporation, Occidental Petroleum Corporation, Schlumberger Ltd., Sunoco Incorporated, Unocal Corporation, Valero Energy Corporation, 3M Company, Alcoa Incorporated, Caterpillar Incorporated, Dow Chemical, Eastman Kodak Company, Emerson Electric Company, Georgia-Pacific Corporation, Honeywell International Incorporated, Johnson Controls Incorporated, Raytheon Company, Textron Incorporated, and United Technologies Corporation.

Hewitt reviewed raw data and performed regression analysis in assessing market compensation data to provide appropriate comparisons based on company size. Hewitt applied a consistent pre-tax, present value methodology used in assessing stock-based and other long-term incentive awards, including the Black-Scholes model used to value stock option grants.

Elements of Compensation

Prior to our initial public offering, Halliburton established and administered our executive compensation program. Pending the final outcome of our Compensation Committee’s full evaluation of our executive compensation program, our executive compensation program will be generally similar to Halliburton’s except that our short-term incentive opportunities will be based on several different performance measures. Our Compensation Committee has undertaken to evaluate our executive compensation program and plans to revise the executive compensation program as the Compensation Committee determines is appropriate.

Our 2006 executive compensation program consisted of the following core elements:

A.	base salary;

B.	annual (short-term) incentives;

C.	long-term incentives;

D.	supplemental retirement; and

E.	other executive benefits and perquisites.

A. Base Salary

The Halliburton Compensation Committee established the 2006 base salary applicable to our executives. Our Compensation Committee has established the 2007 base salary applicable to our executives and may formalize the policies regarding the base salaries of our executives as our Compensation Committee determines is appropriate.

Base salary provides the foundation for an executive’s total compensation package since it drives other elements of compensation such as short and long-term incentives and retirement benefits. During the first quarter of 2007, our Compensation Committee will set and maintain base salary at the median of our peer group in an effort to control fixed costs and reward for performance in excess of the median through the variable components of pay. To accomplish this, executive salaries are referenced to market data for comparable positions within the KBR peer group. In addition to considering market comparisons in making salary decisions, our Compensation Committee exercises discretion and judgment based on the following factors:

•	level of responsibility;

•	experience in current role and equitable compensation relationships among our executives;

•	performance and leadership; and

•	external factors involving competitive positioning and general economic conditions and marketplace compensation trends.

No specific formula is applied to determine the weight of each factor. Salary reviews are conducted annually to evaluate each executive’s individual performance; however, individual salaries are not necessarily adjusted each year.

B. Short-term (Annual) Incentives

Our executives and certain of our key non-officer employees were eligible to participate in the Halliburton Annual Performance Pay Plan for the 2006 calendar year. Halliburton established the Halliburton Annual Performance Pay Plan in 1995 to reward management for improving financial results which drive the creation of value for shareholders of Halliburton and to provide a means to connect cash compensation directly to Halliburton’s performance, as measured by cash value added, or CVA. CVA measures the difference between after tax cash income and a capital charge (based upon Halliburton’s weighted average cost of capital) to determine the amount of value, in terms of cash flow, added to Halliburton’s business. The formula is: CVA = Cash Flow – Capital Charge. The primary drivers of CVA are operating income and gross invested capital.

Some executives also have their compensation linked to a modified form of CVA called net operating value added, or NOVA, to better evaluate the performance divisions of Halliburton. NOVA utilizes only selected balance sheet items that can be directly controlled by division management. For example, employees have influence over Cash, Accounts Receivable, Unbilled Work, Net Inventory, Net Property Plant & Equipment, Accounts Payable and Advance Billings. Line items such as Reserve for Employee Benefits are not included in the NOVA calculation because divisions do not have control over these costs. These types of costs are managed at the corporate level.

At the beginning of 2006, Halliburton established an incentive reward schedule that equates given levels of CVA performance beyond a threshold, or minimum, level with varying reward opportunities paid in cash. Incentive award opportunities were established at target and maximum levels as a percentage of base salary at the beginning of the 2006 plan year. The maximum amount (shown as “challenge”) any participant can receive under the Halliburton Annual Performance Pay Plan is limited at two times the target (shown as “plan”) opportunity level. The level of achievement of annual CVA performance determines the dollar amount of incentive compensation payable to participants.

When establishing target levels for the incentive reward schedule for a given year, the Halliburton Compensation Committee considered, among other things, projected Company performance, strategic business objectives, and forecasted general business and industry conditions. Generally, target levels for the incentive reward schedule reflect the benchmarking objectives set by the Halliburton Compensation Committee, with annual incentive awards near the 50th percentile of the Halliburton peer group for good performance and between the 50th and 75th percentile for outstanding performance. At the time the target levels are established, the outcome is intended to be substantially uncertain but achievable, and to require better than expected performance from our executives. The Halliburton Compensation Committee may adopt different target levels for its annual incentive reward schedule from time to time, as it deems appropriate. Generally, the Halliburton Compensation Committee sets the target levels for the incentive reward schedule such that the relative difficulty of achieving the target levels is consistent from year to year.

With the exception of Mr. Lane, who is now an officer of Halliburton, the 2006 reward opportunities for our officers and certain of our key non-officer employees will be measured by the CVA (and in some cases, NOVA) added to KBR, not Halliburton. Employees of KBR are not currently eligible for any new award opportunities under the Halliburton Annual Performance Pay Plan but will remain eligible to participate in any award opportunities that were available to them prior to the closing of our initial public offering.

Messrs. Stanski, Rose, and Pucher each had bonus reward opportunities that were calculated based on both CVA and NOVA. Half of each executive’s bonus reward opportunity was based on KBR’s CVA, and the remaining half was based on NOVA for the executive’s applicable business division (KBR—Government & Infrastructure for Mr. Stanski and KBR Energy & Chemicals for Messrs Rose and Pucher).

With the exception of Mr. Lane, we expect that each of our named executive officers will have earned an incentive award on the basis of KBR’s 2006 performance for their respective business divisions determined based on the following CVA and NOVA performance levels: The Corporate division will have achieved CVA between the “threshold” and “plan” levels. The Energy & Chemical division will have achieved NOVA below “threshold” level. The Government & Infrastructure division will have achieved NOVA at the “challenge” level. As a result of Halliburton’s record performance, it is expected that Mr. Lane will have earned an incentive award equal to the maximum opportunity level in 2006.

During 2006, bonus award opportunities were based on a percentage of base salary assuming attainment of specified “threshold”, “plan”, and “challenge” performance levels, which were, respectively: (i) for our chief executive officer and our former chief executive officer, 26%, 65%, and 130%, (ii) for our other senior executive management, with the exception of Mr. Gann, 20%, 50%, 100%(1), and (iii) for Mr. Gann, 14%, 35%, 70%.

In the first quarter of 2007, our Compensation Committee implemented short-term incentive opportunities for our executives and selected key non-officer employees, based on CVA, Fully Burdened Operating Income, Job Income Booked and Overhead Cost Management.

During the first quarter of 2007, our Compensation Committee granted discretionary bonuses to selected senior executive management. The discretionary bonuses were intended to: reward selected senior executive managers for their performance during 2006 and for their performance in their new management roles. In addition, and contingent upon our full separation from Halliburton, our Compensation Committee has approved discretionary bonuses intended to reward selected executives and key non-officer employees for their significant efforts in connection with the separation. Please read “Other Information”.

(1)	On June 15, 2006, Mr. Rose’s CVA increased from 10%, 25%, 50% to 20%, 50%, 100% in connection with his increased responsibility following the Company’s organizational restructuring.

C. Long-Term Incentives

1993 Plan and KBR Plan

In 2006, prior to our initial public offering, our named executive officers received long-term incentives under the 1993 Plan. In connection with our initial public offering, we granted awards to our executive officers pursuant to the KBR Plan.

We use long-term incentives to achieve the following objectives:

•	reward consistent achievement of value creation and operating performance goals;

•	align management’s interests with shareholder’s interests; and

•	encourage long-term perspectives and commitment.

Long-term incentives represent the largest component of total executive compensation opportunity for our executives. We believe this is appropriate given our belief that executive pay should be closely tied to shareholder appreciation.

The 1993 Plan and the KBR Plan each provide for a variety of cash and stock-based awards, including nonqualified and incentive stock options, restricted stock/units, performance shares/units, stock appreciation rights, and stock value equivalents also known as phantom stock. Each plan allows its plan administrator the discretion to select from among these types of awards to establish individual long-term incentive awards.

In 2006, Halliburton continued its strategy of using a combination of vehicles to meet its long-term incentive objectives. These included restricted stock and performance units as well as nonqualified stock options. The appropriate mix was determined by the Halliburton Compensation Committee based on impact level within the organization. At the executive level, Halliburton placed particular emphasis on operations-based incentives, such as performance units.

Granting a mix of incentives allows us to provide a diversified yet balanced long-term incentive program that effectively addresses volatility in our industry and in the stock market as well as maintaining an incentive to meet performance goals. Stock options and restricted stock/units are directly tied to our stock price performance and therefore, directly to shareholder value. Additionally, restricted stock/units provide a significant incentive for our senior executive management to remain with the Company. Performance units focus executives to improve long term returns on capital employed.

To retain and provide incentives for our employees going forward, in connection with the initial public offering, we granted the named executive officers a mixture of restricted stock units and non-qualified stock options under the KBR Plan (with the exception of Mr. Utt, who received restricted shares under the terms of his employment agreement in lieu of restricted share units).

As of the first date that Halliburton ceases to own more than 20% of our outstanding common stock, which we refer to as the “plan divestiture date,” each stock option and restricted stock award granted under the 1993 Plan that is outstanding as of the plan divestiture date and held by our employees, which we refer to as “Halliburton equity awards,” will be converted effective immediately after the plan divestiture date to an equity award covering KBR common stock, which we refer to as a “converted equity award.” Each converted equity award will have terms and conditions that effectively maintain the intrinsic value and other relevant terms of the Halliburton equity awards as of the plan divestiture date. The converted equity awards will be administered by our Compensation Committee under a Transitional Stock Adjustment Plan. Awards under the Transitional Stock Adjustment Plan will be limited to awards relating to the conversion of Halliburton equity awards into converted equity awards. As of February 7, 2007, our active employees held outstanding vested stock options covering 1,776,109 shares of Halliburton common stock, outstanding unvested stock options covering 286,717 shares of Halliburton common stock, and 714,088 restricted shares of Halliburton common stock awarded in each case under the 1993 Plan.

Halliburton Performance Unit Program.

The Halliburton Performance Unit Program is a long-term program designed to provide selected executives with specified incentive opportunities contingent on the level of achievement of pre-established corporate performance objectives. When establishing target levels of corporate performance, the Halliburton Compensation Committee considered, among other things, projected Company performance, strategic business objectives, and forecasted general business and industry conditions. Generally, the target levels reflect the benchmarking objectives set by the Halliburton Compensation Committee, with program awards near the 50th percentile of the Halliburton peer group for good performance and between the 50th and 75th percentile for outstanding performance. At the time the target levels are established, the outcome is intended to be substantially uncertain but achievable, and to require better than expected performance from our executives. The Halliburton Compensation Committee may adopt different target levels for this program from time to time, as it deems appropriate. Performance is measured by Halliburton’s consolidated Return on Capital Employed (ROCE) compared to both absolute goals and relative goals, as measured by the ROCE achieved by Halliburton’s peer companies. Individual incentive opportunities are established based on market references. The program allows for rewards to be paid in cash, stock or a combination thereof.

Our executives ceased to participate in performance unit cycles under the Halliburton Performance Unit Program beginning in 2005; however, our named executive officers who participated in the 2004-2006 Halliburton performance cycle were deemed to have remained employed with Halliburton through the entire 2004-2006 performance cycle for the purpose of determining earned reward amounts under the program. Messrs. Lane, Rose, Stanski, Lehmann, and Pucher participated in this performance cycle, and Mr. Lane, as an officer of Halliburton, will continue to participate in performance cycles. We expect that each of these named executive officers, on the basis of Halliburton’s consolidated ROCE, will earn an incentive award equal to 200% of their target award. Halliburton expects to make payments under the Performance Unit Program in March 2007.

D. Retirement Plans

Halliburton Supplemental Executive Retirement Plan

The Halliburton Supplemental Executive Retirement Plan (the “SERP”) was established to provide competitive retirement benefits to selected executives of Halliburton. Determinations as to who will receive an allocation for a particular plan year and the amount of the allocation were made in the Halliburton Compensation Committee’s sole discretion. However, in making such determinations, the Halliburton Compensation Committee considered guidelines that include references to:

•	retirement benefits, both qualified and nonqualified, provided from other company programs;

•	incumbent compensation and performance;

•	length of service; and

•	years of service to normal retirement.

Of the named executive officers, only Mr. Lane received an allocation in 2006 under the terms of the Halliburton SERP, as listed in the Nonqualified Deferred Compensation table. No allocations were made for 2006 with respect to any of our former directors, officers or employees. Mr. Stanski was credited with interest for 2006 on amounts already allocated to his account. The total account balances for Messrs. Lane and Stanski are fully vested. Following our separation from Halliburton, we will maintain the portion of the Halliburton SERP that covers our employees. Benefits under this plan are payable upon a termination of employment.

Contributions were allocated with the goal of achieving 75% base pay replacement assuming retirement at age 65 with 25 or more years of service. A vesting provision requires five consecutive years of participation in order for awards made in and after 2005 to be fully vested. This vesting provision was put in place to encourage participant retention. We do not intend to offer similar benefits to our executives, but are evaluating and analyzing the quantity and scope of such benefits.

Halliburton Retirement Plan

Effective December 31, 2001, the qualified pension plan of the M.W. Kellogg Company (the “M.W. Kellogg Plan”) merged into the Halliburton Retirement Plan. The M.W. Kellogg Plan benefits were frozen effective May 31, 1988. The participants were 100% vested in their accrued benefits on June 30, 1985. Prior to the freeze, the normal retirement benefit was equal to the sum of 1.0% of final average compensation up to covered compensation, multiplied by years of credited service and 1.6% of final average compensation in excess of covered compensation, multiplied by years of credited service, but not to exceed 60% of final average compensation minus the sum of the straight life annuity determined to be the actuarial equivalent of the balance of the employee’s capital accumulation account, as defined in the M.W. Kellogg Plan document, plus the accrued benefit under any other plan granting credit from the same period of service. The M.W. Kellogg Plan permits early retirement at age 55 with 10 years of service; however, certain reduction factors are applied to the benefit formula when this takes place, as defined under the M.W. Kellogg provisions. The M.W. Kellogg Plan provides for normal retirement on the first day of the month following age 65. The payment options under the plan include the following: (a) single life annuity, (b) lump sum, (c) 50%, 75% or 100% contingent life annuity, and (d) 5, 10, or 15-year certain and life annuity. Halliburton Management expects the M.W. Kellogg Plan to continue without interruption but reserves the right to discontinue the M.W. Kellogg Plan. Messrs Rose, Lehmann and Pucher are the only named executive officers that participate in this plan.

F. Other Executive Benefits and Perquisites

Generally our named executive officers participate in the same programs and receive compensation based upon the same criteria as our other senior executive management. In 2006, Mr. Lane participated in the Halliburton Retirement and Savings Plan. Pursuant to this plan, Halliburton made employer matching contributions equal to 4% of eligible compensation and employer non-elective contributions equal to 4% of eligible compensation. Our other named executive officers participated in the Kellogg Brown & Root, Inc. Retirement and Savings Plan. Pursuant to this plan, we made employer matching contributions equal to 5.5% of eligible compensation.

Our named executive officers were eligible to participate in the Halliburton Employee Stock Purchase Plan through the end of 2006. This plan is a tax-qualified plan, generally available to employees in the U.S. and certain other countries that allows participants to acquire Halliburton stock at a 15% discount to the market price with up to 10% of their salary, subject to IRS limitations, with the objective of allowing employees to profit when the value of the stock increases over time. Under applicable tax law, no participant in the Halliburton Employee Stock Purchase Plan was permitted to purchase more than $25,000 in market value of Halliburton stock in any calendar year. We do not presently offer an equivalent program for purchase of our stock by employees at a discount.

Messrs. Rose, Lehmann and Pucher are the only named executive officers that participate in the Halliburton Retirement Plan, a frozen defined benefit pension plan described above under the heading “Halliburton Retirement Plan.”

Our named executive officers may participate in the Halliburton Elective Deferral Plan, a nonqualified deferred compensation plan, to meet their retirement and other future income needs. Participation is completely voluntary. Pre-tax deferrals of up to 75% of base salary and/or incentive compensation are allowed each calendar year. Interest is credited based upon the participant’s election from among four benchmark investment options. In 2006, none of the named executive officers participated in the Plan, nor do they have prior participation. We intend to offer a similar nonqualified deferred compensation program for our executives.

Our named executive officers may participate in the Halliburton Company Benefit Restoration Plan, a non-qualified plan that provides a vehicle to restore qualified plan benefits that are reduced as a result of limitations imposed under the Internal Revenue Code or due to participation in other Company sponsored plans. The benefit restoration plan also serves to defer compensation that would otherwise be treated as excessive employee remuneration within the meaning of Section 162(m) of the Internal Revenue Code. The benefit restoration plan is a nonqualified deferred compensation plan that earns interest at the rate of 10% per annum, which is 4.11% above 120% of the Federal Long-Term rate. In 2006, our named executive officers received awards under the benefit restoration plan in the amounts shown in the footnotes to the Summary Compensation Table. Benefits under this plan are payable upon a termination of employment. We intend to implement a similar benefit restoration plan for our named executive officers.

Two of our named executive officers, Mr. Rose and Mr. Pucher, participate in the Dresser Industries, Inc. Deferred Compensation Plan, an unfunded, frozen deferred compensation plan. Prior to the plan being frozen on January 1, 2000, a participant could elect to defer compensation into the plan. A participant’s deferrals were then converted to units equivalent to Halliburton stock based on a discounted price of Halliburton stock. The discount could be no more than 25% of Halliburton stock fair market value. While additional deferrals are no longer permitted, a participant’s benefit may continue to grow in two ways: dividend equivalents on unit accounts and interest paid on cash accounts. A “dividend equivalent” is the cash equivalent of the dividends that would have been paid on units of Halliburton stock held in the participant’s unit account if those units were actual shares of stock. If dividends are paid on Halliburton stock, the participant’s unit account is increased by the whole number of units of Halliburton stock that could be purchased, at the applicable discount, by the dividend equivalents. Interest is payable annually on the participant’s cash account, if any, at the annual savings account rate of a major bank designated by the plan administrator. Payment of a participant’s benefit under the plan commences on January 15 following the participant’s termination of employment and may be paid in a lump sum or annual installments for a period of up to twenty years. A participant’s cash account is payable in cash and the unit account is payable in stock of Halliburton.

In 2006, Halliburton’s and our use of perquisites for executives were limited in both scope and value.

Our executives do not have company cars or car allowances, and their health care and insurance coverage is the same as that provided to active employees. To allow for maximum efficiency and productive use of time, one company-leased car and driver are provided for use by the named executive officers for business purposes. During 2006, Mr. Rose and Mr. Pucher had company-provided/reimbursed club memberships. Halliburton provided a taxable benefit for executive financial planning, which ranged from $5,000 to a maximum of $15,000 per year. This benefit does not include tax return preparation. It was paid, if used by the executive, on a reimbursable basis. Our Compensation Committee has determined that we will not offer club memberships or financial planning to our executives.

Impact of Performance on Compensation

Some of our executives and key non-officer employees were eligible to participate in both the Halliburton Annual Performance Pay Plan during 2006 (as described above under the heading “Short-term (Annual) Incentives”) and the 2004-2006 cycle of the Performance Unit Program (as described above under the heading “Long Term Incentives”). Our named executive officers earned annual incentive compensation and performance units for the 2006 fiscal year in the amounts shown in the Summary Compensation Table. Rewards for both the Annual Performance Pay Plan and the 2004 Performance Unit Program cycle will be paid in cash before the end of the first quarter of 2007.

Impact of Regulatory Requirements on Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the four other most highly compensated officers to the extent the compensation exceeds $1 million in any year. Qualifying performance-based compensation is not subject to this sanction if certain requirements are met.

Our policy is to utilize available tax deductions whenever appropriate and consistent with our compensation philosophy. When designing and implementing our compensation programs, we consider all relevant factors, including the availability of tax deductions with respect to compensation. Accordingly, we have attempted to preserve the federal tax deductibility of compensation in excess of $1 million a year to the extent doing so is consistent with the intended objectives of our compensation philosophy, however we may from time to time pay compensation to our executives that may not be fully deductible.

The KBR Plan and the 1993 Plan each enables qualification under Section 162(m) of stock options, stock appreciation rights, restricted stock, restricted stock units and stock value equivalent awards, as well as short-term and long-term cash performance plans.

Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, the Halliburton Compensation Committee, to the extent permitted by law, will make retroactive adjustments to any cash or equity-based incentive compensation paid to specified executives where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of restatement. We expect that our Compensation Committee will adopt a similar policy. When and where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive.

We are administering all nonqualified, deferred compensation plans and payouts in compliance with the provisions of Section 409A of the Internal Revenue Code added under the American Jobs Creation Act of 2004. Plan documents will be amended to incorporate the effects of Section 409A upon the issuance of the final regulations, expected in 2007.

Conclusion

In a highly competitive market for executive talent, we believe that our interests and those of our stockholders are well served by our compensation programs. These programs are reasonably positioned to our peer companies, encourage and promote our compensation objectives with a strong emphasis on pay for performance, and permit the exercise of our Compensation Committee’s discretion in the design and implementation of compensation packages. As indicated above, our Compensation Committee is in the process of evaluating our compensation programs as we transition to a fully independent public company which will involve changes in the present composition of our Board of Directors. Going forward, we will continue to review our compensation plans periodically to determine what revisions, if any, should be made.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, as provided above, with our management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Respectfully submitted,

The Compensation Committee of Directors:

Jeffrey E. Curtiss

C. Christopher Gaut

Richard J. Slater

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation of our named executive officers during 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)[1]		Stock Awards ($)[2]	Option Awards ($)[2]	Non-Equity Incentive Plan Compensation ($)[3]		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[4]			All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)			(i)		(j)
William P. Utt CEO	2006	$487,987	[5]	Sign-on	$300,000	$221,694	N/A	2006 CVA	$235,966	Retire- ment Plan		N/A N/A	Restricted Div	$6,750	$1,384,946
				2006 Discr	$117,810			2004 -06 PUP Cycle	N/A	SERP Restor- ation		N/A	ER Match (401k)	N/A
													2006 Restor. Award	$14,739
													Perquisites	N/A
					$417,810									$21,489
Andrew R. Lane Former CEO[6]	2006	$650,000		2006 Discr	N/A	$924,168	$367,526	2006 CVA 2004 -06	$845,000	Retire- ment Plan		N/A	Restricted Div.	$55,851	$3,314,645
								PUP Cycle	$240,000	SERP Restor- ation	$	N/A 3,233	ER Match (401k)[7]	$17,467
													2006 Restor. Award	$34,400
													2006 SERP Award	$177,000
													Perquisites	N/A
									$1,085,000					$284,718
Cedric W. Burgher CFO	2006	$300,000		2006 Discr	$54,936	$96,352	$74,734	2006 CVA 2004 -06	$110,064	Retire- ment Plan		N/A N/A	Restricted Div.	$4,275	$670,051
								PUP Cycle	N/A	SERP Restor- ation		N/A	ER Match (401k)	$5,712
													2006 Restor. Award	$4,400
													Perquisites[8]	$19,579
														$33,965
John Gann, Jr. CAO	2006	$249,614		2006 Discr	$32,046	$103,312	$46,905	2006 CVA	$64,204	Retire- ment Plan		N/A	Restricted Div	$5,250	$513,168
								2004 -06 PUP Cycle	N/A	SERP Restor- ation		$69	ER Match (401k)	$10,138
													2006 Restr. Award	$ 1,629
													Perquisites	N/A
														$17,017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3]			All Other Compensation ($)			Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)			(i)			(j)
John L. Rose Executive V.P.	2006	$301,302	2006 Discr $38,460	$65,377	$57,565	2006 CVA	$67,415	Retire- ment Plan		$892	Restricted Div	$3,512		$620,280
						2004-06 PUP Cycle	$37,674	SERP Restor- ation	$	N/A 1,009	ER Match (401k)	$9,900
								Dresser Def.		$2,390
											2006 Restor. Award	$4,472
											Foreign Inc Tax Impt.	$30,313
											Perquisites	N/A
							$105,089			$4,291		$48,197
Bruce A. Stanski Executive V.P.[9]	2006	$359,678[10]	2006 Discr N/A	$177,682	$77,663	2006 CVA	$246,038	Retire- ment Plan		N/A	Restricted Div	$14,731		$1,092,338
						2004-06 PUP Cycle	$144,000	SERP Restor- ation	$	N/A 733	ER Match (401k)	$8,359
											Per Diem	$55,771
											2006	$7,682
											Restor. Award Perquisites	N/A
							$390,038					$86,543
James H. Lehmann Former Senior V.P.	2006	$273,080[11]	2006 Discr N/A	$1,522,112	$192,118	2006 CVA	$ 97,529	Retire- ment Plan		$1,505	Restricted Div	$15,142		$2,629,846
						2004-06 PUP Cycle	$ 140,133	SERP Restor- ation[12]			ER Match (401k)	$9,900
								Elec. Def.		$1,093	Severance	$305,000
											2006 Restor. Award	$2,919
											Perquisites	$6,500	[14]
											Top Flex Payoff[13]	$62,815
							$237,662			$2,598		$402,276

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3]			All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)			(i)		(j)
Louis J. Pucher Former Senior V.P.	2006	$333,758[15]	2006 Discr N/A	$2,059,354	$375,970	2006 CVA	$59,610	Retire- ment Plan		$7,385	Restricted Div	$20,363	$3,478,867
						2006-06 PUP Cycle	$186,845	SERP Restor -ation[16]	$	N/A 2,017	ER Match (401k)	$8,264
								Dresser Def.		$1,617	Severance	$362,000
											2006 Restor. Award	$6,257
											Perquisites (including financial planning[17] & club)	$10,431
											Top Flex Payoff[13]	$44,996
							$246,455			$11,019		$452,311

(1)	During the first quarter of 2007, our Compensation Committee granted discretionary bonuses to selected senior executive management. The discretionary bonuses were intend to reward selected senior executive managers for their performance during 2006 and for their performance in their new management roles.
(2)	The amounts in columns (e) and (f) reflect the dollar amount recognized for 2006 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” for awards pursuant to the 1993 Plan and KBR Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are described in Note 3 to our audited financial statements included in this report.
(3)	Earnings reportable in this column are payable by their terms at a later date. Amounts indicated for 2006 Performance Unit Program (PUP) are estimates; final payments will be made in March 2007.
(4)	Any amounts reportable in this column in connection with the Halliburton Company Supplemental Executive Retirement Plan, Halliburton Company Benefit Restoration Plan and Dresser Industries, Inc. Deferred Compensation Plan reflect above market or preferential earnings on non-qualified deferred compensation. Any amount reportable in connection with the Halliburton Retirement Plan reflects the aggregate change in the actuarial present value of the named executive’s plan benefit.
(5)	Mr. Utt’s salary is based upon a 9.5 month period of service (commencing on March 15, 2006). Annualized, his actual salary is $625,000, per annum.
(6)	Mr. Lane served as our President and CEO from July 2004 to March 2006. Effective in March 2006, Mr. Utt replaced Mr. Lane as our President and CEO.
(7)	This includes an employee matching contribution equal to 4% of eligible compensation plus a non-elective contribution equal to 4% of eligible compensation pursuant to the Halliburton Retirement and Saving Plan.
(8)	These perquisites include $14,400 in imputed closing costs and $5,179 in tax equalization for the closing cost payments in connection with Mr. Burgher’s business-related relocation.
(9)	The earnings on Mr. Stanski’s SERP account ($2,625) are not included in this table because they are not “above market.” Interest under the SERP is credited at a rate of 5%, which is below market.
(10)	In addition to the amount reported for Mr. Stanski; base salary earned in 2006, he also received a per diem payment as a cost of living differential, which is included under column (i) above.
(11)	Mr. Lehmann’s salary is based on an 11-month period. His service ended December 1, 2006 (per his separation agreement).
(12)	Mr. Lehmann’s restoration account (pre-2005) was paid out at time of his separation.
(13)	Top Flex Payout represents the total accrued but unused vacation that is payable upon termination of service.
(14)	Mr. Lehmann was reimbursed for financial planning costs in the amount of $6,500. In addition, Mr. Lehmann received $7,500 cash in lieu of financial planning services, which is included in the total of $305,000 severance in column (i).
(15)	Mr. Pucher’s salary is based on an 11-month period. His service ended December 1, 2006 (per his separation agreement).
(16)	Mr. Pucher’s restoration account (pre-2005) was distributed at time of his separation.
(17)	Mr. Pucher was reimbursed for financial planning costs in the amount of $6,300.

The following table provides information regarding awards under the Halliburton Annual Performance Pay Plan, the Halliburton Performance Unit Plan, 1993 Plan and KBR Plan.

Grants of Plan Based Awards

Name	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)(3)						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)[4]		All Other Option Awards: Number of Securities Under- lying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(5)
			Threshold ($)		Target ($)		Maxi-mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)	(RS/U)		(NQSO)
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)	(i)		(j)		(k)	(l)
William P. Utt CEO	3/15/06 11/21/06		$128,651 26%		$321,628 65%		$643,256 130%	N/A	N/A	N/A	30,000 129,410	† *	N/A N/A		N/A N/A	$ $	1,040,850 2,199,970
Andrew R. Lane Former CEO	05/16/06 12/06/06	$ $	390,000 169,000 26%	$ $	780,000 422,500 65%	$ $	1,560,000 845,000 130%	N/A	N/A	N/A	20,000 53,700	† †	55,500	†	$33.17	$ $	750,100 2,533,643
Cedric W. Burgher CFO	11/21/06		$60,000 20%		$150,000 50%		$300,000 100%	N/A	N/A	N/A	15,955	*	18,930	*	$21.81		$524,709
John Gann, Jr. CAO	11/21/06		$35,000 14%		$87,500 35%		$175,000 70%	N/A	N/A	N/A	9,903	*	11,749	*	$21.81		$325,673
John L. Rose[6] Executive V.P.	11/21/06		$43,168 10-20%		$96,243 25-50%		$215,838 50-100%	N/A	N/A	N/A	19,257	*	22,846	*	$21.81		$633,285
Bruce A. Stanski Executive V.P.	11/21/06		$72,000 20%		$180,000 50%		$360,000 100%	N/A	N/A	N/A	19,257	*	22,846	*	$21.81		$633,285
James H. Lehmann Former Senior V.P.	N/A		$53,169 20%		$132,922 50%		$265,843 100%	N/A	N/A	N/A	N/A		N/A		N/A		N/A
Louis J. Pucher Former Senior V.P.	N/A		$64,994 20%		$162,485 50%		$324,970 100%	N/A	N/A	N/A	N/A		N/A		N/A		N/A

(*)	KBR restricted stock, for Mr. Utt and KBR restricted stock units or options for other applicable named executive officers.
(†)	Halliburton restricted stock or options.
(1)	The awards granted on November 21, 2006 are of KBR restricted stock, restricted stock units, or options under the KBR Plan. Awards granted on dates other than November 21, 2006 consisted of Halliburton restricted stock or options under the 1993 Plan.
(2)	Mr. Lane’s award is based on Halliburton’s performance measures. Mr. Lane is our only named executive officer to participate in the Performance Unit Program for the 2006-2008 cycle as reflected in columns (c), (d), (e) of this table. Mr. Lane’s opportunity under the 2006-2008 cycle is for 60%, 120% or 240% of his base salary.
(3)	Actual bonus payments under the Halliburton Annual Performance Pay Plan may equal amounts between performance level percentages. Estimated bonus payments based on percentages of base salary as of January 1, 2006. Messrs. Utt, Lehmann and Pucher estimated bonus amounts are prorated for their 2006 service.
(4)	The Halliburton awards granted to Mr. Utt on March 15, 2006 and the KBR awards granted to Mr. Utt on November 21, 2006 are shares of restricted stock. All other awards in this column are grants of restricted stock units.
(5)	The amounts in column (l) are calculated: (i) for restricted stock, based the product of the shares granted and the closing price of our common stock on the grant date, and (ii) for stock options granted pursuant to the KBR Plan, based on a Black-Scholes-Merton option value of 9.336 per option granted. We estimated a 6-year term and considered the 3-year graded vesting period and the 10-year contractual life of the option grants. We estimated volatility at 35.37% based on the historical volatilities over a 6- year term, and the implied volatilities, for a set of competitors. We used a risk free rate of 4.6% based on the rates on 5 and 7 year Treasury notes, and we reduced the estimated value by 7% to account for estimated forfeiture, and (iii) for stock options granted pursuant to the 1993 Plan, based on a Black-Scholes-Merton option pricing model, using an expected term of 5.24 years, a volatility of 42.20%, a dividend yield of $.30, and a risk free rate equal to the 5-year Treasury Constant Maturity Rate on the grant date.
(6)	On June 15, 2006, Mr. Rose’s CVA increased from 10%, 25%, 50% to 20%, 50%, 100%.

The following table provides information on the exercise and holdings of previously awarded equity grants outstanding as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year End

		Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
William P. Utt CEO	3/15/2006 11/21/2006						30,000 129,410	$ $	931,500 3,385,366
							159,410	$4,316,866
Andrew R. Lane Former CEO	3/9/1998						160		$4,968
	6/2/1998						2,000		$62,100
	7/29/1999						1,500		$46,575
	10/1/2001						5,175		$160,684
	1/2/2002						6,210		$192,821
	4/1/2002						6,210		$192,821
	5/14/2002						6,000		$186,300
	5/23/2002						1,200		$37,260
	3/16/2004		5,346		$14.430	3/16/2014	9,240		$286,902
	7/23/2004						24,000		$745,200
	12/2/2004	12,600	12,600		$19.305	12/2/2014	22,800		$707,940
	2/15/2005						40,000		$1,242,000
	12/7/2005	13,334	26,666		$32.390	12/7/2015	29,280		$909,144
	5/16/2006						20,000		$621,000
	12/6/2006		55,500		$33.170	12/6/2016	53,700		$1,667,385
		25,934	100,112				227,475		$7,063,100
Cedric W. Burgher CFO	11/7/2005 11/21/2006	5,000	10,000		$29.575	11/7/2015 11/21/2016	12,000		$372,600
			18,930		$21.810		15,955		$417,383
		5,000	28,930				27,955		$789,983
John L. Rose Executive V.P.	3/8/2000						2,000		$62,100
	6/9/2003	6,200			$11.825	6/9/2013	1,860		$57,753
	3/16/2004	3,153	3,153		$14.430	3/16/2014	3,154		$97,932
	2/17/2005	1,500	3,000		$20.895	2/17/2015	3,840		$119,232
	11/21/2006		22,846		$21.810	11/21/2016	19,257		$503,763
		10,853	28,999				30,111		$840,780
Bruce A. Stanski Executive V.P.	8/6/1997						120		$3,726
	7/10/1998						240		$7,452
	4/9/1999						480		$14,904
	4/13/2001						2,500		$77,625

		Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	7/19/2001	2,586			$15.775	7/19/2011
	10/1/2001						5,175	$160,684
	1/2/2002						6,210	$192,821
	4/1/2002						6,210	$192,821
	3/16/2004	4,100	4,100		$14.430	3/16/2014	7,092	$220,207
	8/19/2004						6,000	$186,300
	2/17/2005	4,000	8,000		$20.895	2/17/2015	12,000	$372,600
	11/21/2006		22,846		$21.810	11/21/2016	19,257	$503,763
		10,686	34,946				65,284	$1,932,901
John Gann, Jr. VP & CAO	12/15/2004	9,334	4,666		$20.090	12/15/2014	6,000	$186,300
	11/9/2005						8,000	$248,400
	11/21/2006	0	11,749		$21.810	11/21/2016	9,903	$259,062
		9,334	16,415				23,903	$693,762
James H. Lehmann	6/28/1999						1,500	$46,575
Former Senior	3/8/2000						2,000	$62,100
V.P. & General	10/1/2001						7,875	$244,519
Counsel	1/2/2002						9,450	$293,423
	4/1/2002						9,450	$293,423
	3/16/2004	0	3,280		$14.4300	3/16/2014	5,676	$176,240
	2/17/2005	0	8,000		$20.8950	2/17/2015	12,000	$372,600
		0	11,280				47,951	$1,488,880
Louis J. Pucher Former Senior V.P.	12/2/1998	16,800	0		$14.0625	12/2/2008
	12/2/1999	20,000	0		$19.7500	12/2/2009	1,800	$55,890
	7/19/2000						2,400	$74,520
	2/23/2001	10,800	0		$19.7750	2/23/2011	N/A	N/A
	7/19/2001	15,750	0		$15.7750	7/10/2011	N/A	N/A
	10/1/2001						7,875	$244,519
	1/2/2002						9,450	$293,423
	4/1/2002						9,450	$293,423
	1/22/2004						12,000	$372,600
	3/16/2004	11,147	5,573		$14.4300	3/16/2014	9,624	$298,825
	2/17/2005	4,000	8,000		$20.8950	2/17/2015	12,000	$372,600
		78,497	13,573				64,599	$2,005,800

(1)	The awards granted on November 21, 2006 are of KBR restricted stock (for Mr. Utt only), restricted stock units or options under the KBR Plan. The awards granted on dates other than November 21, 2006 are of Halliburton restricted stock or options under the 1993 Plan.
(2)	All options listed in this column vest at a rate of 33-1/3% on the first anniversary, 67% on the second anniversary and 100% on the third anniversary from the date of grant.
(3)	All restricted stock and restricted stock units listed awarded on or after January 1, 2003 in this column vest at a rate of 20% per year over the 5-year vesting period. All other restricted stock listed in this column that were awarded prior to January 1, 2003 vest at a rate of 10% per year over a 10-year period.
(4)	Market value in this table assumes a fair market value of $31.05 per share for Halliburton common stock and $26.16 per share for KBR common stock, as of December 29, 2006, which was the last trading day in 2006.

The following table shows information for 2006, regarding the exercise of stock options and the vesting of restricted stock and restricted stock units.

Option Exercises and Stock Vested(1)

	Option Awards		Stock Awards (RS)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
William P. Utt CEO	N/A	N/A	N/A	N/A
Andrew R. Lane Former CEO	20,532	$373,561	43,087	$1,432,571
Cedric W. Burgher CFO	N/A	N/A	3,000	$95,100
John L. Rose Executive V.P.	44,104	$963,925	3,440	$121,367
Bruce A. Stanski Executive V.P.	N/A	N/A	11,371	$390,224
John Gann, Jr. CAO	N/A	N/A	4,000	$129,960
James H. Lehmann Former Senior V.P. & General Counsel	11,216	$257,830	11,019	$372,634
Louis J. Pucher Former Senior V.P.	N/A	N/A	16,135	$561,517

(1)	The option and stock awards reported in this table are of Halliburton securities only. No KBR option or stock awards are reportable in this table for 2006.

The following table shows information for 2006 regarding the present value of pension benefits for the indicated named executive officers.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
William P. Utt CEO	N/A	N/A	N/A	N/A
Andrew R. Lane Former CEO	N/A	N/A	N/A	N/A
Cedric W. Burgher CFO	N/A	N/A	N/A	N/A
John Gann, Jr. CAO	N/A	N/A	N/A	N/A
John L. Rose Executive V.P.	Halliburton Retirement Plan	17	$21,519	$0
Bruce A. Stanski Executive V.P.	N/A	N/A	N/A	N/A
James H. Lehmann Former Senior V.P.	Halliburton Retirement Plan	8	$27,685	$0
Louis J. Pucher Former Senior V.P.	Halliburton Retirement Plan	22	$178,031	$0

(1)	For a description of the assumptions underlying the calculation of present value of accumulated benefits to the indicated named executive officers, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Pensions.”

The following table provides information regarding each named executive officer’s contributions to covered deferred compensation plans, earnings accrued during the year, withdrawals and distributions during the year and plan balances at fiscal year end.

Nonqualified Deferred Compensation

Name	Plan	Executive Contributions in Last FY ($)	Company Contributions in Last FY ($)(3)		Aggregate Earnings in Last FY ($)			Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)		(b)	(c)		(d)			(e)	(f)
William P. Utt CEO	Elective Deferral Restoration SERP	N/A N/A N/A	$	N/A 14,739 N/A		N/A N/A N/A		N/A N/A N/A	$	N/A 14,739 N/A

Andrew R. Lane Former CEO	Elective Deferral Restoration SERP	N/A N/A N/A	$ $	N/A 34,400 177,000	$ $	N/A 7,867 22,912		N/A N/A N/A	$ $	N/A 120,936 658,143

Cedric W. Burgher CFO	Elective Deferral Restoration SERP	N/A N/A N/A	$	N/A 4,400 N/A		N/A N/A N/A		N/A N/A N/A	$	N/A 4,400 N/A

John Gann, Jr. CAO	Elective Deferral Restoration SERP	N/A N/A N/A	$	N/A 1,629 N/A	$	N/A 168 N/A		N/A N/A N/A	$	N/A 3,474 N/A

John L. Rose Executive V.P.	Elective Deferral Restoration SERP Dresser Def’d Comp	N/A N/A N/A N/A	$	N/A 4,472 N/A N/A	$ $	N/A 2,455 N/A 12,193	(1)	N/A N/A N/A N/A	$ $	N/A 31,475 N/A 776,936

Bruce A. Stanski Executive V.P.	Elective Deferral Restoration SERP	N/A N/A N/A	$	N/A 7,682 N/A	$ $	N/A 1,783 2,625		N/A N/A N/A	$ $	N/A 27,299 55,125

James H. Lehmann Former Senior V.P.	Elective Deferral Restoration SERP	N/A N/A N/A	$	N/A 2,919 N/A	$	N/A 2,658 N/A		N/A N/A N/A	$	N/A 32,161 N/A

Louis J. Pucher Former Senior V.P.	Elective Deferral Restoration SERP Dresser Def’d Comp	N/A N/A N/A N/A	$	N/A 6,257 N/A N/A	$ $	N/A 4,908 N/A 8,327	(2)	N/A N/A N/A N/A	$ $	N/A 60,247 N/A 531,078

(1)	Mr. Rose’s Earnings for the Dresser Deferred Compensation Plan in FY2006 include $7,118.40 in Dividend Equivalents and $5,074.18 in Unrealized Appreciation on Unit Stock Equivalents, for a total of $12,192.58 in Earnings.
(2)	Mr. Pucher’s Earnings for the Dresser Deferred Compensation Plan in FY2006 include $4,866.00 in Dividend Equivalents and $3,460.75 in Unrealized Appreciation on Unit Stock Equivalents, for a total of $8,326.75 in Earnings.
(3)	The amounts in this column are reported as compensation in the All Other Compensation column of the Summary Compensation Table.

Elements of Post-Termination Compensation and Benefits

Termination events that trigger payments and benefits include normal or early retirement, change-in-control, cause, death, disability and voluntary termination. Post-termination payments may include severance, accelerated vesting of restricted stock and stock options, maximum payments under cash-based short and long-term incentive plans, nonqualified account balances and health benefits among others. The 1993 Plan and KBR Plan both allow for the acceleration of vesting upon the occurrence of a change in control as defined in each respective plan. In addition, we expect that the converted equity awards to be issued under the Transitional Stock Adjustment Plan will also allow for acceleration of vesting upon the occurrence of change in control as defined in such plan.

We previously entered into employment agreements with Messrs. Lane, Utt, Burgher and Stanski. None of these employment agreements has payments triggered upon the occurrence of a change in control. Under each of these employment agreements, if Mr. Lane, Mr. Utt, Mr. Burgher or Mr. Stanski voluntarily terminates his employment other than for a “good reason” or due to death, permanent disability or retirement, or if he is terminated by us for “cause,” he will receive (a) his pro rata base salary through the date of such termination and (b) any individual annual incentive compensation not yet paid but earned and payable under Halliburton’s or our Annual Performance Pay Plan for the year prior to the year of his termination of employment. The agreements provide that upon such termination, the executive shall not be entitled to any annual incentive compensation for the year in which he terminates employment or any other payments or benefits by or on our behalf except to those which may be payable pursuant to the terms of our or Halliburton’s employee benefit plans.

If Mr. Utt’s, Mr. Burgher’s or Mr. Stanski’s employment is terminated by us, (except for “cause”) if Mr. Lane’s employment is terminated by Halliburton (except for “cause”), or if Messrs. Lane, Utt, Burgher or Stanski terminates his employment for specific reasons such as removal from the position described in his respective employment agreement, or the assignment to him of duties materially inconsistent with his position with us or any other material breach of the employment agreement (“good reason”), the employee will receive (a) a lump-sum cash severance benefit equal to one year’s base salary as in effect at termination for Messrs. Stanski and Burgher and a lump-sum cash severance benefit equal to two years’ base salary as in effect at termination for Mr. Lane and Mr. Utt, (b) either (i) a lump-sum cash payment equal to the value of the restricted shares on the date of termination of employment, (which will automatically become forfeited) or (ii) full vesting of outstanding restricted shares, (c) any individual incentive compensation earned for the year of his termination of employment, determined as if he has remained employed by us for the entire year, and (d) with respect to Mr. Lane, any individual annual incentive compensation not yet paid but earned and payable.

Executive Benefits and Payments Upon Separation

Executive and Benefits(1)(2)	Voluntary Termination on 12/31/2006	Change in Control on 12/31/2006	Normal Retirement on 12/31/2006	Involuntary Not For Cause Termination on 12/31/2006	For Cause Termination on 12/31/2006	Involuntary for Good Reason on 12/31/2006	Disability on 12/31/2006	Death on 12/31/2006
William P. Utt
Stock Awards	N/A	$4,316,866	$4,316,866	$4,316,866	N/A	$4,316,866	$4,316,866	$4,316,866
Stock Options[2]	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Cash Severance	N/A	N/A	N/A	$1,250,000	N/A	$1,250,000	N/A	N/A

Andrew R. Lane
Stock Awards	N/A	$7,063,099	$7,063,099	$7,063,099	N/A	$7,063,099	$7,063,099	$7,063,099
Stock Options[2]	N/A	$236,838	236,838	N/A	N/A	N/A	$236,838	$236,838
Cash Severance	N/A	1,300,000	N/A	$1,300,000	N/A	$1,300,000	N/A	N/A

Cedric W. Burgher
Stock Awards	N/A	$789,983	$789,983	$789,983	N/A	$789,983	$789,983	$789,983
Stock Options[2]	N/A	$97,096	N/A	N/A	N/A	N/A	$97,096	$97,096
Cash Severance	N/A	N/A	N/A	$300,000	N/A	$300,000	N/A	N/A

John Gann, Jr.
Stock Awards	N/A	$693,762	$693,762	N/A	N/A	N/A	$693,762	$693,762
Stock Options[2]	N/A	$102,248	N/A	N/A	N/A	N/A	$102,248	$102,248
Cash Severance	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

John L. Rose
Stock Awards	N/A	$840,780	$840,780	N/A	N/A	N/A	$840,780	$840,780
Stock Options[2]	N/A	$182,248	N/A	N/A	N/A	N/A	$182,248	$182,248
Cash Severance	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Bruce A. Stanski
Stock Awards	N/A	$1,932,901	$1,932,901	$1,932,901	N/A	$1,932,901	$1,932,901	$1,932,901
Stock Options[2]	N/A	$248,762	N/A	N/A	N/A	N/A	$248,762	$248,762
Cash Severance	N/A	N/A	N/A	$360,000	N/A	$360,000	N/A	N/A

(1)	The aggregate nonqualified deferred compensation payable to all named executive officers upon termination is set forth in column (f) of the Nonqualified Deferred Compensation Table.
(2)	Table does not include amounts otherwise payable to the named executive officers if they remain employed through December 31, 2006 pursuant to the Halliburton Annual Performance Pay Plan and the Halliburton Performance Unit Programs, as reported in column (g) of the Summary Compensation Table. If a named executive officer is terminated for “cause” (as defined under the applicable plan/program) all such executive’s rights to payment would be automatically forfeited.
(3)	Table assumes full exercise of options that become exercisable upon termination or change in control as of December 31, 2006. This table does not include the exercisable options reflected in column (b) of the Outstanding Equity Awards at Fiscal Year End Table as follows: Mr. Lane - 12,600 ($147,987), Mr. Burgher - 5,000 ($7,350), Mr. Rose - 10,853 ($186,792), Mr. Stanski - 10,686 ($148,230), Mr. Gann - 9,334 ($102,301), and Mr. Pucher - 78,497 ($1,099,514). Option values are based on the difference between the option exercise price and the closing price for our common stock on December 31, 2006, multiplied by the number of shares to be acquired upon exercise of the option.

We expect that our Compensation Committee will implement a severance arrangement for senior executive management.

Employment Agreements

We have entered into employment agreements with Messrs. Utt, Burgher and Stanski that will continue in effect until terminated by either party and provide for base annual salaries of $625,000, $300,000 and $323,695, respectively, which may be increased in accordance with our general compensation policies. Mr. Utt’s employment agreement also provided for a one-time signing bonus of $75,000 plus a one-time bonus of $225,000, to which Mr. Utt became entitled at the closing date of our initial public offering. Mr. Stanski’s employment agreement provides for Mr. Stanski to receive a cost of living adjustment during the time he is required to reside in the Washington, D.C. area. Each of Messrs. Utt, Burgher and Stanski was eligible to participate in Halliburton’s Annual Incentive Pay Plan through the end of 2006, and, beginning January 1, 2007, in our Annual Incentive Pay Plan, and to receive long term incentive awards under Halliburton’s 1993 Stock and Incentive Plan and, after our initial public offering, under our 2006 Stock and Incentive Plan.

Under Mr. Utt’s employment agreement, he received a grant of 15,000 restricted shares of Halliburton common stock under the 1993 Stock and Incentive Plan, and in 2006, was afforded a reward opportunity of 65%-130% of his base salary based on achievement of plan level/challenge level objectives. Mr. Utt’s employment agreement also provided for his receipt of restricted shares of our common stock with a fair market value of $2.2 million immediately after the closing of our initial public offering. Twenty percent of these restricted shares will vest on each of the first five anniversaries of the closing date of our initial public offering.

Under the terms of Mr. Burgher’s employment agreement, he was granted 7,500 restricted shares of Halliburton common stock and an option to purchase 7,500 shares of Halliburton common stock. Mr. Burgher will also participate in our paid time off program and will accrue an equivalent of 4 weeks of vacation annually.

Under each of these employment agreements, if Mr. Utt, Mr. Burgher or Mr. Stanski voluntarily terminates his employment other than for a “good reason” or due to death, permanent disability or retirement, or is terminated by us for “cause,” he will receive (a) his pro rata base salary through the date of such termination and (b) any individual annual incentive compensation not yet paid but earned and payable under Halliburton’s or KBR’s annual incentive pay plan for the year before the year of termination, but shall not be entitled to any annual incentive compensation for the year in which he terminates employment, or any other payments or benefits, except for any that may be payable under KBR’s or Halliburton’s employee benefit plans.

If Mr. Utt’s, Mr. Burgher’s or Mr. Stanski’s employment is terminated by us without “cause” or by the employee for specified reasons such as removal from the positions described in their respective employment agreements, the assignment of duties materially inconsistent with their positions with us or any other material breach of the employment agreement (“good reason”), their employment agreements provide for (a) a lump sum cash severance benefit equal to one year’s base salary as in effect at termination for Messrs. Stanski and Burgher, or equal to two years’ base salary as in effect at termination for Mr. Utt, (b) either (i) a lump sum cash payment equal to the value of restricted shares that will automatically be forfeited on the date of termination of employment or (ii) full vesting of outstanding restricted shares and (c) any individual incentive compensation earned under Halliburton’s or KBR’s annual incentive pay plan for the year of termination, determined as if he has remained employed by us for the entire year.

DIRECTOR COMPENSATION

Directors who are also full-time officers or employees of our company or officers or employees of Halliburton receive no additional compensation for serving as directors. All other directors receive an annual retainer of $45,000. The audit committee chairman will receive an additional $7,500 annual retainer. The compensation committee chairman will receive an additional $5,000 annual retainer. Outside directors also receive a fee of $1,500 for each board or board committee meeting attended in person and $500 for each board or board committee meeting attended by telephone, plus incurred expenses where appropriate. We expect that each of our outside directors will also receive annual grants of restricted stock units with an aggregate value of $75,000 as of the date of the grant. We expect the first grant will occur following our complete separation from Halliburton by means of the exchange offer and subsequent distribution of any remaining shares of our common stock by Halliburton.

Our board will have authority to determine the awards made to outside directors under the KBR, Inc. 2006 Stock and Incentive Plan from time to time without the prior approval of our stockholders. No awards have yet been made to the directors pursuant to this plan.

The following table sets forth certain information with respect to KBR’s director compensation for outside directors during the fiscal year ended December 31, 2006.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jeffrey E. Curtiss	$7,500	N/A	N/A	N/A	N/A	N/A	$7,500
Richard J. Slater	$7,500	N/A	N/A	N/A	N/A	N/A	$7,500
Albert O. Cornelison, Jr.	N/A	N/A	N/A	N/A	N/A	N/A	N/A
C. Christopher Gaut	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Andrew R. Lane	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Mark A. McCollum	N/A	N/A	N/A	N/A	N/A	N/A	N/A
William P. Utt	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Directors who are also full-time officers or employees of KBR or Halliburton receive no additional compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

Messrs. Curtiss, Gaut and Slater serve, and in the past year have served, as members of our Compensation Committee. None of our executive officers serve, or in the past year have served, as members of the compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer who also serves as a member of our Board of Directors. None of our executive officers serves, or in the past year has served, as a member of the board of directors of any other entity that has an executive officer serving as a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information, as of February 22, 2007, regarding the beneficial ownership of our common stock by persons known by us to beneficially own more than five percent of our outstanding common stock. Information in the table and footnotes is based on the most recent Statement on Schedule 13G or 13D or amendment thereto filed by each such person with the SEC as of February 22, 2007, except as otherwise known to us.

	Shares of KBR Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Class
Halliburton Company 5 Houston Center, 1401 McKinney, Suite 2400, Houston, Texas 77020	135,627,000	81%

The second column in the table below sets forth the number of shares of our common stock owned beneficially as of February 22, 2007 by each director or nominee, each of the named executive officers referenced in the Summary Compensation Table, and all directors and executive officers as a group. To our knowledge, except as otherwise noted in the footnotes to this table or as provided by applicable community property laws, each individual has sole voting and investment power with respect to the shares of common stock listed in the second column below as beneficially owned by the individual.

	Shares of KBR Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares(2)		Percentage of Class
William P. Utt	129,510	(3)	*
Andrew R. Lane	0
Cedric W. Burgher	0
John W. Gann, Jr.	0
John L. Rose	0
Bruce A. Stanski	0
James H. Lehmann	0
Louis J. Pucher	0
Albert O. Cornelison, Jr.	0
Jeffrey E. Curtiss	0
C. Christopher Gaut	0
Mark A. McCollum	0
Richard J. Slater	0
All directors and executive officers as a group (15 persons)	129,510	(3)	*

*	Less than one percent (1%).
(1)	The address of each of Messrs. Utt, Burgher, Gann, Rose, Stanski, Lehmann, Pucher, Curtiss and Slater is c/o KBR, Inc., 601 Jefferson Street, Suite 3400, Houston, Texas 77002. The address of each of Messrs. Cornelison, Gaut and Lane is c/o Halliburton Company, 5 Houston Center, 1401 McKinney, Suite 2400, Houston, Texas 77010.
(2)	Beneficial ownership means the sole or shared power to vote, or to direct the voting of, shares of KBR common stock, or investment power with respect to KBR common stock, or any combination of the foregoing. Each director and officer and the directors and officers as a group beneficially own less than 1% of the outstanding shares of KBR common stock.
(3)	Includes 129,410 shares of restricted stock issued on November 21, 2006, as to which Mr. Utt has sole voting power, but no investment power. The restrictions lapse, and Mr. Utt acquires investment power, with respect to 20% of the shares each year, beginning on November 21, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

KBR, Inc. was incorporated in Delaware in March 2006 as an indirect, wholly owned subsidiary of Halliburton. In November 2006, we completed our initial public offering, in which we sold 32,016,000 shares of our common stock, representing approximately 19% of our total outstanding common stock, for aggregate net proceeds of $511 million. In connection with our initial public offering, we entered into a master separation agreement with Halliburton that provides for the separation of our respective assets and businesses. The master separation agreement also contains agreements relating to the conduct of future transactions with respect to KBR, and governs the relationship between Halliburton and KBR. In addition, we have entered into several ancillary agreements with Halliburton in connection with our initial public offering, including a tax sharing agreement, a registration rights agreement, two transition services agreements, an employee matters agreement, and an intellectual property matters agreement. The terms of these agreements were determined by Halliburton. In connection with Halliburton’s anticipated exchange offer, at Halliburton’s request KBR and Halliburton amended the tax sharing agreement to clarify that the terms of the tax sharing agreement are applicable to the anticipated exchange offer and amended the registration rights agreement to contemplate that KBR will file an S-4 registration statement with the SEC relating to the anticipated exchange offer sooner than 180 days after the completion of KBR’s initial public offering. KBR’s board of directors appointed a special committee, consisting of KBR’s independent directors, which reviewed and approved these amendments. The special committee retained an independent financial advisor and independent legal counsel to assist it in connection with its review. Except as described below, these agreements will continue in accordance with their terms if and when we separate from Halliburton. Summaries of the master separation agreement and the ancillary agreements are set forth below, and these agreements were filed as exhibits to our registration statement on Form S-1 for our initial public offering.

Master Separation Agreement

Our Separation from Halliburton

Concurrent with the execution and delivery of the master separation agreement, we entered into a registration rights agreement with Halliburton pursuant to which we granted to Halliburton certain registration rights for the registration and sale of shares of our common stock owned by Halliburton following completion of our initial public offering.

In addition to our agreements with Halliburton contained in the registration rights agreement, we agreed in the master separation agreement that we and our affiliates, at our expense, will use reasonable best efforts to assist Halliburton in the transfer (whether in a public or private sale, exchange or other transaction) of all or any portion of Halliburton’s KBR common stock.

We have also agreed to cooperate, at our expense, with Halliburton to accomplish a tax-free distribution by Halliburton to its stockholders of shares of our common stock, and we have agreed to promptly take any and all actions necessary or desirable to effect any such distribution, including, without limitation, entering into a distribution agreement in form and substance acceptable to Halliburton. A form of distribution agreement is attached to the master separation agreement and addresses, among other things, the conditions to a distribution and the mechanics of the distribution. The terms and conditions of any distribution agreement will supplement the provisions of the master separation agreement.

Indemnification

General Indemnification and Mutual Release. The master separation agreement provides for cross-indemnities that generally place the financial responsibility on us and our subsidiaries for all liabilities associated with our current and historical businesses and operations, and generally place on Halliburton and its subsidiaries (other than us) the financial responsibility for liabilities associated with all of Halliburton’s other current and historical businesses and operations, in each case regardless of the time those liabilities arise. The master separation agreement also contains indemnification provisions under which we and Halliburton each indemnify the other with respect to breaches of the master separation agreement or any ancillary agreement.

In addition to our general indemnification obligations described above relating to our current and historical business and operations, we agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. We also agreed to indemnify Halliburton against liabilities arising from misstatements or omissions in the prospectus for our initial public offering or the registration statement of which it formed a part, except for misstatements or omissions relating to information that Halliburton provided to us specifically for inclusion therein. We also agreed to indemnify Halliburton for any misstatements or omissions in its subsequent SEC filings and for information we provide to Halliburton specifically for inclusion in Halliburton’s annual or quarterly reports.

In addition to Halliburton’s general indemnification obligations described above relating to the current and historical Halliburton business and operations, Halliburton agreed to indemnify us for liabilities under litigation matters related to Halliburton’s business and for liabilities arising from misstatements or omissions with respect to information that Halliburton provided to us specifically for inclusion in the prospectus for our initial public offering or the registration statement of which it formed a part.

For liabilities arising from events occurring on or before the date immediately prior to the closing of our initial public offering, the master separation agreement contains a general release. Under this provision, we released Halliburton and its subsidiaries, successors and assigns, and Halliburton released us and our subsidiaries, successors and assigns, from any liabilities arising from events between us and/or our subsidiaries on the one hand, and Halliburton and/or its subsidiaries (other than us) on the other hand, occurring on or before the date immediately prior to the closing of our initial public offering, including in connection with the activities to implement our separation from Halliburton, our initial public offering and any distribution of our shares by Halliburton to Halliburton’s stockholders. The general release does not apply to liabilities allocated between the parties under the master separation agreement or any ancillary agreement or to specified ongoing contractual arrangements.

FCPA Indemnification. Halliburton has been cooperating with the SEC and the Department of Justice (the “DOJ”) investigations and with other investigations in France, Nigeria and Switzerland into the Bonny Island project in Rivers State, Nigeria. We are also aware that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the activities of TSKJ. Halliburton’s Board of Directors has appointed a committee of independent directors to oversee and direct investigations related to the Foreign Corrupt Practices Act (the “FCPA”). Halliburton, acting through its committee of independent directors, will continue to oversee and direct the investigations after the exchange offer and any subsequent spin-off distribution, and a special committee of our independent directors will monitor the continuing investigations directed by Halliburton.

Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, relating to alleged or actual violations occurring prior to the date of the master separation agreement of the FCPA or particular, analogous applicable foreign statutes and regulations identified in the master separation agreement by us or our current or former directors, officers, employees, agents, representatives or subsidiaries in connection with the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island or in connection with any other project, whether located inside or outside of Nigeria, including without limitation the use of agents in connection with such projects, identified by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria in connection with the investigations ongoing at November 20, 2006 in those jurisdictions (the foregoing, “FCPA Matters”). The Halliburton indemnity would not apply to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root-Condor Spa in which we do not have an interest greater than 50%. With respect to any greater than 50%-owned subsidiary of ours that is not directly or indirectly wholly owned, the Halliburton indemnity is limited to the proportionate share of any fines or other monetary penalties or direct monetary damages, including disgorgement, equal to our ownership interest in such subsidiary as of the date of the master separation agreement.

The Halliburton indemnity will not cover, and we will be responsible for, all other losses in connection with the FCPA investigations. These other losses could include, but are not limited to, our costs, losses or expenses relating to:

•	any monitor required by or agreed to with a governmental authority appointed to review future practices for compliance with FCPA law and any other actions required by governmental authorities;

•	third party claims against us, which would include any claims against us by persons other than governmental authorities;

•	special, indirect, derivative or consequential damages, which are typically damages other than actual damages, such as lost profits;

•

claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us and our subsidiaries in their capacity as such, including any indemnity claims by individuals and claims for breach of contract;

•	damage to our business or reputation;

•	adverse effect on our cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, whether present or future;

•

threatened or actual suspension or debarment from bidding or continued activity under government contracts (please read “Forward-Looking Information and Risk Factors—Risks Relating to Investigations” for further information); and

•	alleged or actual adverse consequences in obtaining, continuing or terminating financing for current or future construction projects in which we are involved or for which it intends to submit bids.

With respect to third party claims, we understand that the government of Nigeria gave notice in 2004 to the magistrate overseeing the investigation in France of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim.

We have agreed with Halliburton that Halliburton in its sole discretion will continue to control the investigation, defense and/or settlement negotiations regarding the FCPA investigations to which Halliburton’s indemnification is applicable. We have the right to assume control of the investigation, defense and/or settlement negotiations regarding these FCPA investigations. However, in such case, Halliburton may terminate the indemnity with respect to FCPA fines, penalties and damages described above. Furthermore, Halliburton may terminate the indemnity if we refuse to agree to a settlement of these FCPA investigations negotiated and presented by Halliburton to us or if we enter into a settlement of these FCPA investigations without Halliburton’s consent. In addition, Halliburton may terminate the indemnity if we materially breach our obligation to consistently implement and maintain, for five years following our separation from Halliburton, currently adopted business practices and standards relating to the use of foreign agents. We have agreed with Halliburton that no settlement by us of any claims relating to the FCPA investigations to which Halliburton’s indemnification is applicable effected without the prior written consent of Halliburton will be binding on Halliburton. Halliburton has agreed with us that no settlement by Halliburton of any claims relating to these FCPA investigations that is effected without our prior written consent will be binding on us. Notwithstanding the foregoing, a minority-owned KBR subsidiary as of the date of the master separation agreement may control the investigation, defense and/or settlement of these FCPA investigations solely with respect to such subsidiary, and may agree to a settlement of claims relating to these FCPA investigations solely with respect to such subsidiary without the prior written consent of Halliburton, and any such control or agreement to a settlement shall not allow Halliburton to terminate its indemnity of us and our greater than 50%-owned subsidiaries with respect to FCPA fines, penalties and damages, including disgorgement, described above.

We have agreed, at all times during the term of the master separation agreement and whether or not we decide to assume control over the investigation, defense and/or settlement negotiations regarding the FCPA investigations to which the Halliburton indemnity applies, to assist, at Halliburton’s expense, with Halliburton’s full cooperation with any governmental authority in Halliburton’s investigation and defense of FCPA Matters. Our ongoing obligation to cooperate with Halliburton’s defense will require us to, among other things, at Halliburton’s request:

•

make disclosures to Halliburton and governmental authorities regarding the activities of KBR, Halliburton and the current and former directors, officers, employees, agents, distributors and affiliates of KBR and Halliburton relating to these FCPA investigations;

•

make available documents, records or other tangible evidence and electronic data in our possession, custody or control relating to these FCPA investigations and to preserve, maintain and retain such evidence;

•

provide access to our documents and records in our possession, custody or control relating to these FCPA investigations and use reasonable best efforts to provide access to our documents and records in the custody or control of our current and former directors, officers, employees, agents, distributors, attorneys and affiliates;

•

use reasonable best efforts to make available any of our current and former directors, officers, employees, agents, distributors, attorneys and affiliates who may have been involved in the activities under investigation and whose cooperation is requested by Halliburton or any governmental authority; to recommend that such persons cooperate fully with these FCPA investigations or any prosecution of individuals or entities; and to take appropriate disciplinary action with respect to those persons who do not cooperate or cease to cooperate fully;

•	provide testimony and other information deemed necessary by Halliburton to authenticate information to be admitted into evidence in any criminal or other proceeding;

•

use reasonable best efforts to provide access to our outside accounting and legal consultants whose work includes or relates to these FCPA investigations and their records, reports and documents relating thereto; and

•

refrain from asserting a claim of attorney-client or work-product privilege as to certain documents related to these FCPA investigations or related to transactions or events underlying these FCPA investigations.

We have agreed to inform and disclose promptly to Halliburton any developments, communications or negotiations between us, on the one hand, and any governmental authority or third party, on the other hand, with respect to these FCPA investigations, except as prohibited by law or legal restraint. Halliburton may terminate its indemnification relating to FCPA Matters upon a material breach by us of our cooperation obligations.

Until such time, if ever, that we exercise our right to assume control over the investigation, defense and/or settlement of the FCPA investigations to which the Halliburton indemnity applies, Halliburton, at its sole expense, will bear all legal and non-legal fees, expenses and other costs incurred on behalf of Halliburton and us in the investigation, defense and/or settlement of these matters (other than indemnification and advancement of expenses for our current and former employees under contract or charter or bylaw requirements). Thereafter, Halliburton and we will each be responsible for its own fees, expenses and other costs.

We and Halliburton have agreed to provide to each other, upon request, information relating to the FCPA investigations to which the Halliburton indemnity applies. Until such time, if ever, that we exercise our right to assume control over the investigation, defense and/or settlement of these FCPA investigations, the attorneys, accountants, consultants or other advisors of the Halliburton board of directors or any special committee of independent directors thereof will, from time to time and upon reasonable request, brief our Board of Directors or any special committee of independent directors thereof formed for purposes of monitoring these FCPA investigations concerning the status of or issues arising under or relating to Halliburton’s investigation of the

FCPA Matters and its defense and/or settlement of FCPA Matters. We have also agreed with Halliburton that each party is subject to the duty of good faith and fair dealing in the performance of such party’s rights and obligations under the master separation agreement.

The Special Committee of our Board of Directors, composed of members independent of Halliburton and KBR, monitors, at our cost, the FCPA investigations by the SEC and the DOJ and other governments and governmental agencies, Halliburton’s investigation, defense and/or settlement thereof, and our cooperation with Halliburton. These directors have access to separate advisors and counsel to assist in their monitoring, the cost of which is borne by us. Any decision to take control over the investigation, defense and/or settlement, to refuse to agree to a settlement of FCPA Matters negotiated by Halliburton or to discontinue cooperation with Halliburton would be made by this independent committee.

Enforceability of Halliburton FCPA Indemnification. Under the indemnity with Halliburton with respect to FCPA Matters, our share of any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of governmental claims or assessments relating to FCPA Matters would be funded by Halliburton and would not be borne by us or our public stockholders. Our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy. We believe that the proposed Halliburton indemnification does not contravene the terms of any statutes, rules, regulations, or policies on indemnity for securities law violations promulgated by the SEC or Congress, and we will vigorously defend the enforceability of the indemnification. However, the SEC, the DOJ and/or a court of competent jurisdiction may not agree that the indemnification from Halliburton is enforceable. Please read “Forward-Looking Information and Risk Factors—Risks Relating to Investigations—our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy” for additional information.

Barracuda-Caratinga Indemnification. Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flow-line bolts installed in connection with the Barracuda-Caratinga project, which are referred to as “B-C Matters.” The Halliburton indemnity will not cover, and we will be responsible for, all other losses in connection with the Barracuda-Caratinga project. These other losses include, but are not limited to, warranty claims on the Barracuda-Caratinga project, damage claims as a result of any failure on the Barracuda-Caratinga vessels and other losses relating to certain third party claims, losses that are special, indirect, derivative or consequential in nature, losses relating to alleged or actual damage to our business or reputation, losses or adverse effect on our cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, whether present or future, or alleged or actual adverse consequences in obtaining, continuing or terminating of financing for current or future projects.

We will at our own cost continue to control the defense, counterclaim and/or settlement of B-C Matters, but Halliburton will have discretion to determine whether to agree to any settlement or other resolution of these matters. Halliburton has the right to assume control over the defense, counterclaim and/or settlement of B-C Matters at any time. If Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, and we refuse a settlement proposed by Halliburton, Halliburton may terminate the indemnity relating to B-C Matters. We have agreed to inform and disclose promptly to Halliburton any developments, communications or negotiations between us, on the one hand, and Petrobras and its affiliates or any third party, on the other hand, with respect to B-C Matters, except as prohibited by law or legal restraint. Halliburton may terminate the indemnity relating to B-C Matters upon a material breach by us of our obligations to cooperate with Halliburton or upon our entry into a settlement of any claims relating to B-C Matters without Halliburton’s consent.

We have agreed at our cost to disclose to Halliburton any developments, negotiation or communication with respect to B-C Matters. We will be entitled to retain the cash proceeds of any arbitration award entered in its favor or in favor of Halliburton, or any cash settlement or compromise in lieu thereof (other than with respect to recovery of Halliburton’s attorneys’ fees or recovery of cash costs and expenses advanced to us by Halliburton pursuant to Halliburton’s indemnity for B-C Matters). We have agreed with Halliburton that no settlement by us of any claims relating to B-C Matters effected without the prior written consent of Halliburton will be binding on Halliburton. Halliburton has agreed with us that no settlement by Halliburton of any claims relating to B-C Matters that is effected without our prior written consent will be binding on us.

Until such time, if ever, that Halliburton exercises its right to assume control over the defense, counterclaim and/or settlement of B-C Matters, we, at our sole expense, will bear all legal and non-legal expenses incurred on behalf of Halliburton and us in the defense, counterclaim and/or settlement of B-C Matters.

Please read “Risk Factors—Risks Related to Customers and Contracts—we are involved in a dispute with Petrobras with respect to responsibility for the failure of subsea flow-line bolts on the Barracuda-Caratinga project.”

Bidding Practices Investigations

The master separation agreement provides that both Halliburton and we will use our respective reasonable best efforts to assist each other in fully cooperating with ongoing bidding practices investigations, as described more fully in “Business—Legal Proceedings—Bidding Practices Investigations” above, and the defense and/or settlement of any claims made by governmental authorities relating to or arising out of such investigations, although Halliburton’s indemnity to we do not apply to liabilities, if any, for fines, monetary damages or other potential losses arising out of the bidding practices investigations. We and Halliburton have agreed, for the term of the master separation agreement and with respect to the bidding practices investigations, to provide each other with access to relevant information, to preserve, maintain and retain relevant documents and records, to make available and encourage the cooperation of personnel and to inform each other of relevant developments, communications or negotiations.

Corporate Governance

The master separation agreement also contains several provisions regarding our corporate governance that apply for so long as Halliburton owns specified percentages of our common stock. Under these terms, we have agreed to use reasonable best efforts to avail ourselves of exemptions from certain corporate governance requirements of the New York Stock Exchange while Halliburton owns a majority of our outstanding voting stock. As permitted under these exemptions, we have agreed that, so long as Halliburton owns a majority of our voting stock, Halliburton will have the right to:

•	designate for nomination by our Board of Directors, or a nominating committee of the Board, a majority of the members of the Board, including our chairman; and

•

designate for appointment by the Board of Directors at least a majority of the members of any committee of our Board of Directors (other than the Audit Committee or a special committee of independent directors).

If Halliburton’s beneficial ownership of our common stock is reduced to a level of at least 15% but less than a majority of our outstanding voting stock, Halliburton will have the right to:

•	designate for nomination a number of directors proportionate to its voting power; and

•

designate for appointment by the Board of Directors at least one member of any committee of our Board of Directors, to the extent permitted by law or stock exchange requirements (other than the Audit Committee or a special committee of independent directors).

We have also agreed to use our reasonable best efforts to cause Halliburton’s nominees to be elected. The exchange offer, either alone or together with any subsequent spin-off, will reduce Halliburton’s ownership interest in us in a manner that will terminate the rights and obligations under these provisions of the master separation agreement.

Pursuant to the master separation agreement, for so long as Halliburton beneficially owns a majority of our outstanding voting stock, our Board of Directors will have an executive committee consisting solely of Halliburton designees. If Halliburton’s beneficial ownership is reduced to less than a majority but at least 15% of our outstanding voting stock, Halliburton will be entitled to designate at least one Halliburton designee to the Executive Committee. The Executive Committee will exercise the authority of the Board of Directors when the full Board of Directors is not in session in reviewing and approving the analysis, preparation and submission of significant project bids; managing the review, negotiation and implementation of significant project contracts; and reviewing our business and affairs. In addition, as long as Halliburton beneficially owns a majority of our outstanding voting stock, Halliburton’s board of directors will review and approve all of our projects that have an estimated value in excess of $250 million. The exchange offer, either alone or together with any subsequent spin-off, will reduce Halliburton’s ownership interest in us in a manner that will terminate the rights and obligations under these provisions of the master separation agreement.

We have agreed in the master separation agreement that, until the earlier to occur of a distribution by Halliburton to its stockholders of its stock in KBR (via the exchange offer or otherwise) or the date that Halliburton ceases to control us for U.S. tax purposes, we will not, without Halliburton’s prior written consent, issue any stock, or any securities, options, warrants or rights convertible into or exercisable or exchangeable for our stock, if such issuance would cause Halliburton to fail to control us within the meaning of Section 368(c) of the Internal Revenue Code, cause Halliburton to fail to satisfy the stock ownership requirements of Section 1504(a)(2) of the Internal Revenue Code with respect to us, or cause a change of control under the provisions of Section 355(e) of the Internal Revenue Code. We have also agreed that, until the earliest to occur of a distribution by Halliburton to its stockholders of its stock in us (via the exchange offer or otherwise) or the date that Halliburton ceases to control us for U.S. tax purposes, we will refrain from issuing any of our stock (or any securities, options, warrants or rights convertible into or exercisable of exchangeable for our stock) in settlement of any award pursuant to any stock option or other executive or employee benefit or compensation plan maintained by us, including without limitation any restricted stock unit, phantom stock, option or stock appreciation right.

We have also agreed that for so long as Halliburton owns 15% or more of our outstanding voting stock, we will not make discretionary changes to our accounting principles and practices, and we will not select a different accounting firm than Halliburton’s, which is currently KPMG LLP (“KPMG”), to serve as our independent registered public accountants. The exchange offer, either alone or together with any subsequent spin-off, will reduce Halliburton’s ownership interest in us in a manner that will terminate the rights and obligations under these provisions of the master separation agreement.

We have agreed to grant to Halliburton a continuing subscription right to purchase from us, at the times set forth in the master separation agreement:

•	such number of shares of our voting stock as is necessary to allow Halliburton to maintain its then current voting percentage; and

•

such number of shares of our non-voting stock as is necessary to allow Halliburton to maintain its then current ownership percentage (or 80% of the shares of each new class of non-voting stock that we may issue in the future).

The subscription right terminates, with respect to our voting stock, if Halliburton owns less than 80% of our outstanding voting stock at any time and, with respect to our non-voting stock, if Halliburton owns less than 80% of our non-voting stock at any time. The subscription right does not apply with respect to, among other things, certain issuances of shares by us pursuant to any stock option or other employee benefit plan to the extent the issuance would not result in Halliburton’s loss of control over us within the meaning of Section 368(c) of the Internal Revenue Code, Halliburton’s failure to satisfy stock ownership requirements of Section 1504(a)(2) of the Internal Revenue Code with respect to us, or a change of control under the provisions of Section 355(e) of the Internal Revenue Code. The exchange offer, either alone or together with any subsequent spin-off, will reduce Halliburton’s ownership interest in us in a manner that will terminate the rights and obligations under these provisions of the master separation agreement.

Halliburton may transfer all or any portion of its contractual corporate governance rights described above to a transferee from Halliburton which holds at least 15% of our outstanding voting stock. We have agreed that, for so long as Halliburton beneficially owns a majority of our outstanding voting stock, we will consistently implement and maintain Halliburton’s business practices and standards with respect to internal controls and the Halliburton Code of Business Conduct. The exchange offer, either alone or together with any subsequent spin-off, will reduce Halliburton’s ownership interest in us in a manner that will terminate the rights and obligations under these provisions of the master separation agreement.

Halliburton has also agreed, for so long as Halliburton owns at least 20% or more of our outstanding voting stock, to renounce, to the fullest extent permitted by applicable law, any and all rights it may have with respect to each investment, commercial activity or other opportunity that is a “restricted opportunity” (as such term is defined in our certificate of incorporation). The exchange offer, either alone or together with any subsequent spin-off, will reduce Halliburton’s ownership interest in us in a manner that will terminate the rights and obligations under this provision of the master separation agreement or our certificate of incorporation.

Credit Support Instruments

In the ordinary course of our business, we enter into letters of credit, surety bonds, performance guarantees, financial guarantees and other credit support instruments. Prior to our separation from Halliburton, Halliburton and certain of its affiliates agreed to be primary or secondary obligors on most of our currently outstanding credit support instruments. We and Halliburton have agreed that these credit support instruments will remain in full force and effect until the earlier of: (1) the expiration of such instrument in accordance with its terms or the release of such instrument by our customer, or (2) the termination of the project contract to which such instrument relates or the termination of our obligations under the contract.

In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will provide or cause to be provided additional guarantees and indemnification or reimbursement commitments, or extensions of existing guarantees and indemnification or reimbursement commitments, for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two existing job order contracts for our G&I segment and all other contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.

We have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments for which Halliburton may become liable following our initial public offering for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. We agreed to indemnify Halliburton for all liabilities in connection with our outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated following our initial public offering. Furthermore, we have agreed to pay a carry charge for continuance of Halliburton’s obligations with respect to our letters of credit and surety bonds. For so long as any letter of credit for which Halliburton may be obligated remains outstanding prior to December 31, 2009, we will pay to Halliburton a quarterly carry charge for continuance of the letters of credit equal to the sum of: (i) 0.40% per annum of the then outstanding aggregate principal amount of all letters of credit for such quarter meeting the definition of “Performance Letters of Credit” or “Commercial Letters of Credit” (as such terms are defined by our revolving credit agreement), and (ii) 0.80% per annum of the then outstanding aggregate principal amount of all letters of credit constituting financial letters of credit for such quarter. Thereafter, following December 31, 2009, these quarterly carry charges for letters of credit will increase to 0.90% per annum and 1.65% per annum, respectively. For so long as any surety bond for which Halliburton may be obligated remains outstanding prior to December 31, 2009, we will pay to Halliburton a quarterly carry charge for continuance of the surety bonds equal to 0.25% per annum of the then outstanding aggregate principal amount of such surety bonds for such quarter. Thereafter, following December 31, 2009, the quarterly carry charge for continuance of surety bonds increases to 0.50% per annum.

The master separation agreement provides that, except in connection with the existing credit support instruments, any additional credit support instruments relating to our business described above or for which Halliburton may become obligated, or as otherwise contemplated by our cash management arrangement with Halliburton which was terminated in December 2006, Halliburton will have no obligation to, but may at its sole discretion, provide or continue any credit support to, or advance any funds to or on behalf of, us following the completion of our initial public offering.

Dispute Resolution

The master separation agreement contains provisions that govern the resolution of disputes, controversies or claims that may arise between us and Halliburton under the master separation agreement and the related ancillary agreements, or between us and Halliburton for a period of ten years after completion of our initial public offering relating to our commercial or economic relationship to Halliburton. These provisions contemplate that efforts will be made to resolve disputes by escalation of the matter to senior management representatives of us and Halliburton who have not previously been directly engaged in the dispute. If such efforts are not successful, either we or Halliburton may submit the dispute to final, binding arbitration

Other Agreements

The master separation agreement provides that we will continue to perform certain contracts relating to Halliburton’s energy services group and that Halliburton will continue to perform certain contracts relating to our business, with the benefits, liabilities and costs of such performance to be for the account of, respectively, Halliburton and us. The master separation agreement also contains provisions relating to, among other matters, confidentiality and the exchange of information, provision of financial information and assistance with respect to financial matters, preservation of legal privileges and the production of witnesses, cooperation with respect to the investigation, litigation, defense and/or settlement of certain litigation, and a one-year mutual agreement to refrain from soliciting for employment the current employees of us or Halliburton, as applicable.

Tax Sharing Agreement

We have entered into a tax sharing agreement, as amended, with Halliburton governing the allocation of U.S. income tax liabilities and setting forth agreements with respect to other tax matters. Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. Because Halliburton currently owns approximately 81% of our common stock, we and Halliburton are members of the same consolidated tax group. As members of the same consolidated tax group, we file a consolidated federal income tax return with Halliburton. This allows Halliburton to offset its federal taxable income with our tax losses, if any. Under the Internal Revenue Code, we will cease to be a member of the Halliburton consolidated tax group (a deconsolidation) if at any time Halliburton owns less than 80% of the vote or 80% of the value of our outstanding capital stock, whether through the exchange offer or by an alternative transaction, such as by issuance of additional shares by us, by Halliburton’s sale of our stock, by Halliburton’s spin-off distributions of our stock, or by a combination of these transactions.

Halliburton will be responsible for filing any U.S. income tax returns required to be filed for any company or group of companies of the Halliburton consolidated tax group through the date of the deconsolidation. Halliburton will also be responsible for paying the taxes related to the returns it is responsible for filing. We will pay Halliburton our allocable share of such taxes. We are obligated to pay Halliburton for the utilization of net operating losses, if any, generated by Halliburton prior to the deconsolidation to offset our consolidated federal income tax liability.

Upon completion of the exchange offer and any spin-off, we will cease to be a member of the Halliburton consolidated tax group and we and Halliburton will no longer file a consolidated federal income tax return.

Subsequent to the exchange offer and any spin-off, there will then exist two separate groups for tax purposes, the Halliburton group and the KBR group. Each group will file separate consolidated federal income tax returns, and Halliburton will not be able to use our tax losses, if any. This separation will have both current and future income tax implications to us. The event of deconsolidation itself will result in the triggering of deferred intercompany gains, if any. We would recognize taxable income related to any such gains; however, we do not expect that such gains would have a material impact on our net income and cash flow.

Halliburton will determine all tax elections for tax periods during which we are a member of the Halliburton consolidated tax group consistent with past practice. We will prepare and file all tax returns required to be filed by us and pay all taxes related to such returns for all tax periods after we cease to be a member of the Halliburton consolidated tax group.

Generally, if there are tax adjustments related to us arising after the deconsolidation date, which relate to a tax return filed for a pre-deconsolidation period, we will be responsible for any increased taxes and we will receive the benefit of any tax refunds. We have agreed to cooperate with and assist Halliburton in any tax audits, litigation or appeals that involve, directly or indirectly, tax returns filed for pre-deconsolidation periods and to provide Halliburton with information related to such periods. We and Halliburton have agreed to indemnify each other for any tax liabilities resulting from the failure to pay any amounts due under the terms of the tax sharing agreement.

We and Halliburton have agreed that, except as described in the following paragraph, any and all taxes arising from our deconsolidation with the Halliburton consolidated group will be the responsibility of Halliburton. We have also agreed that we will elect to not carry back net operating losses we generate in our tax years after deconsolidation to tax years when we were part of the Halliburton consolidated group. We may utilize such net operating losses in our tax years after deconsolidation (subject to the applicable carryforward limitation periods) but only to the extent of our income in such tax years.

If Halliburton distributes our stock to its stockholders (via the exchange offer or otherwise), we and Halliburton will be required to comply with representations that are made to Halliburton’s tax counsel in connection with the tax opinion that was issued to Halliburton regarding the tax-free nature of the exchange offer and any subsequent spin-off distribution to Halliburton’s stockholders and with representations that have been made to the Internal Revenue Service in connection with the private letter ruling that Halliburton has requested. If we breach any representations with respect to the opinion or ruling request or take any action that causes such representations to be untrue and that causes the exchange offer and any spin-off to be taxable, we will be required to indemnify Halliburton for any and all taxes incurred by Halliburton or any of its affiliates resulting from the failure of the exchange offer and any spin-off to qualify as tax-free transactions as provided in the tax sharing agreement. Further, we have agreed not to enter into transactions for two years after the distribution date that would result in a more than immaterial possibility of a change of control of our company pursuant to a plan unless a ruling is obtained from the Internal Revenue Service or an opinion is obtained from a nationally recognized law firm that the transaction will not affect the tax-free nature of the distribution. For these purposes, certain transactions are deemed to create a more than immaterial possibility of a change of control of us pursuant to a plan, and thus require such a ruling or opinion, including, without limitation, the merger of KBR with or into any other corporation, stock issuances (regardless of size) other than in connection with our employee incentive plans, or the redemption or repurchase of any of our capital stock (other than in connection with future employee benefit plans or pursuant to a future market purchase program involving 5% or less of our publicly traded stock). If we take any action which results in the distribution becoming a taxable transaction, we will be required to indemnify Halliburton for any and all taxes incurred by Halliburton or any of its affiliates as provided in the tax sharing agreement. The amounts of any indemnification payments described in this paragraph would be substantial, and would have a material adverse effect on our financial condition.

Depending on the facts and circumstances, the exchange offer and any spin-off may be taxable to Halliburton if we undergo a 50% or greater change in stock ownership within two years after the exchange offer and any spin-off. Under the tax sharing agreement, Halliburton is entitled to reimbursement of any tax costs incurred by Halliburton as a result of a change in control of us after any distribution. Halliburton would be entitled to such reimbursement even in the absence of any specific action by us, and even if actions of Halliburton (or any of its officers, directors or authorized representatives) contributed to a change in control of us. These costs may be so great that they delay or prevent a strategic acquisition, a change in control of us or an attractive business opportunity. Actions by a third party after any distribution causing a 50% or greater change in our stock ownership could also cause the distribution by Halliburton to be taxable and require reimbursement by us.

In addition to the current income tax consequences triggered by the act of deconsolidation discussed above, our separation from the Halliburton consolidated tax group will change our overall future income tax posture. As a result, we could be limited in our future ability to effectively use future tax deductions and credits. We intend to undertake appropriate measures after deconsolidation in order to mitigate any adverse tax effect of no longer being a part of the Halliburton consolidated tax group.

Registration Rights Agreement

The shares of our common stock held by Halliburton are be deemed “restricted securities” as defined in Rule 144. Accordingly, Halliburton may only sell a limited number of shares of our common stock into the public markets without registration under the Securities Act. In connection with our initial public offering, we entered into a registration rights agreement with Halliburton under which, at the request of Halliburton, we agreed to use our best efforts to register shares of our common stock that are held by Halliburton after the closing of such initial public offering, or subsequently acquired, for public sale under the Securities Act. As long as Halliburton owns a majority of our outstanding voting stock, there is no limit to the number of registrations that Halliburton may request. Once Halliburton owns less than a majority of the voting power of our outstanding voting stock, Halliburton can request a total of three additional registrations for so long as Halliburton owns at least 10% of the outstanding shares of our common stock.

If Halliburton transfers more than 10% of our outstanding shares of common stock to a transferee, Halliburton may transfer all or a portion of its rights under the agreement, except that a transferee that acquires a majority of our outstanding common stock can only request two additional registrations after it owns less than a majority of our outstanding common stock, and a transferee of less than a majority of our outstanding common stock can only request either one or two registrations, depending on the percentage of our outstanding common stock it acquires. The transfer of rights under the agreement to a transferee will not limit the number of registrations Halliburton may request. There is no limit on the number of registrations a transferee may demand from us so long as the transferee and its affiliates beneficially own a majority of the outstanding shares of our common stock.

Under the registration rights agreement, we will also provide Halliburton and its permitted transferees with “piggy-back” rights to include their shares in future registrations by us of our common stock under the Securities Act. There is no limit on the number of these “piggy-back” registrations in which Halliburton and its permitted transferees may request their shares be included. The rights under this agreement will terminate once Halliburton or a permitted transferee is able to dispose of all of its shares of our common stock within a ninety-day period pursuant to the exemption from registration provided under Rule 144 of the Securities Act.

We have agreed to cooperate in these registrations and related offerings. We and Halliburton have agreed to restrictions on the ability of each party to sell securities following registrations conducted by us or at the request of Halliburton. All expenses payable in connection with such registrations will be paid by us, except that Halliburton or a permitted transferee, as applicable, will pay all underwriting discounts and commissions applicable to the sale of its shares of our common stock and the fees and expenses of its separate advisors and legal counsel.

Transition Services Agreements

We have entered into a transition services agreement with Halliburton under which Halliburton provides to us, on an interim basis, various corporate support services. These services consist generally of the services that have been provided to us on an intercompany basis prior to our initial public offering. These services relate to, among other things:

•	communications;

•	human resources;

•	real estate services;

•	certain investment fund trusts;

•	tax;

•	internal audit services;

•	international;

•	travel;

•	consulting;

•	risk management;

•	information technology;

•	accounting;

•	legal; and

•	government services.

Halliburton will provide services to us with the same general degree of care, at the same general level and at the same general degree of accuracy and responsiveness, as when the services were performed prior to our initial public offering.

We will pay fees to Halliburton for the services rendered based on the type and amount of services. The fees will be determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing and discontinuing the services, without any profit.

Halliburton is obligated to provide services to us for the time periods contemplated by the transition services agreement or until we discontinue a particular service. We may discontinue any service upon 30 days prior written notice. We have agreed to terminate the transition services as soon as reasonably practical. The transition services agreement will terminate when we have terminated all services thereunder.

We and Halliburton have agreed in the transition services agreement that each party will be responsible for, and will indemnify the other party with respect to, a party’s own losses for property damage or personal injury, except to the extent that such losses are caused by the gross negligence or willful misconduct of the other party.

In addition, we have entered into a transition services agreement with Halliburton under which we provide to Halliburton, on an interim basis, certain corporate support services relating to information technology and accounting. The terms and conditions on which we will provide services to Halliburton under this transition services agreement are the same as or substantially similar to those of the transition services agreement pertaining to services Halliburton provides to us.

The transition services agreements also provide that, after such time as Halliburton ceases to provide us with access to certain software applications under the transition services agreements, Halliburton will assign, license or sublicense to us certain specified software applications, unless we otherwise obtain access to or replace such software. Where necessary, Halliburton will use reasonable best efforts to obtain the consent of the original licensor prior to any assignment or sublicensing, but Halliburton will not be in breach of the agreement if such consent cannot be obtained. With respect to software owned by Halliburton, Halliburton will grant us a nonexclusive, non-transferable, royalty-free license to use the software for our internal use. Any license granted will be perpetual (in the case of software owned by Halliburton), and any sublicense granted will be co-terminous with the original license (in the case of software licensed by Halliburton). We will not be permitted to distribute, publish, transfer or sublicense the software to third parties or exploit the software commercially other than as permitted by the agreement. We agreed to assign, license or sublicense other specified software applications to Halliburton on substantially similar terms as those described above.

Employee Matters Agreement

We have entered into an employee matters agreement with Halliburton to allocate liabilities and responsibilities relating to our current and former employees and their participation in certain benefit plans maintained by Halliburton or a subsidiary of Halliburton.

No duplicate benefits will be provided to our employees under our plans and Halliburton plans. Generally, our employees’ prior service with Halliburton will be considered as service with us for purposes of our plans.

Many of our employees currently participate in retirement and welfare plans sponsored by us. However, some of our employees participate in or have benefits under plans maintained by Halliburton. We have agreed to cooperate with Halliburton with regard to the administration, audit, reporting and provision of participant information in connection with Halliburton plans in which our employees participate or are entitled to benefits. Further, we have agreed to cooperate with Halliburton to separate plans and related trusts in which both our employees and employees of Halliburton participate or are entitled to benefits. If participation is not terminated earlier, our employees will generally cease participation in all Halliburton plans as of the date we cease to be a member of the Halliburton consolidated group (the deconsolidation date). Nothing in the employee matters agreement requires us to adopt, terminate or continue to maintain any of its benefit plans following the deconsolidation date.

After the closing of our initial public offering but prior to the deconsolidation date, some of our employees may continue on an interim basis to accrue benefits and/or interest under certain plans maintained by Halliburton, including: (1) the Halliburton Benefit Restoration Plan and (2) the Halliburton 2002 Employee Stock Purchase Plan, (3) the Halliburton Supplemental Executive Retirement Plan, (4) the Dresser Industries Deferred Compensation Plan, and, with respect to any awards outstanding as of the closing date of our initial public offering, (5) the Halliburton 1993 Stock and Incentive Plan and (6) the Halliburton Annual Performance Pay Plan. We have agreed with Halliburton to reimburse Halliburton in full for such accruals and plan expenses following the closing of our initial public offering and prior to the deconsolidation date corresponding to our employees’ participation in the Halliburton plans. However, Halliburton will cause its appropriate subsidiary to continue to retain responsibility for retiree medical benefits for certain of our former employees who are eligible for retiree medical benefits under a retiree medical program previously sponsored by Dresser Industries, Inc. and maintained by Halliburton following their 1998 merger, and we are not responsible for reimbursing Halliburton or its subsidiaries for these retiree medical benefits. We retain responsibility for retiree medial benefits, to the extent applicable, for all other former employees and for all of our current employees. To the extent that any of our employees are eligible for a performance bonus based on performance criteria relating to both Halliburton and us, we will pay the entire bonus and Halliburton will reimburse us for the pro-rata portion of such bonus that corresponds to such employee’s time of service for Halliburton. We have also agreed to establish a non-qualified deferred compensation plan designed to assume all obligations and liabilities associated with the benefits our active employees have under the Dresser Industries Deferred Compensation Plan as of the date Halliburton distributes shares of our common stock that it owns to its stockholders (via the exchange offer or otherwise).

Certain of our employees hold restricted stock of Halliburton, options to acquire stock of Halliburton or performance units with respect to stock of Halliburton under Halliburton’s 1993 Stock and Incentive Plan. Our employees continue to hold these equity awards after the closing of our initial public offering. Our employees will be considered terminated for purposes of the Halliburton 1993 Stock and Incentive Plan if and when Halliburton owns less than 20% of our outstanding voting stock, and upon such termination, our employees’ rights to these equity awards will be determined based on the Halliburton 1993 Stock and Incentive Plan, as amended, and the relevant award agreements which may result in forfeiture of awards and limitations on the period to exercise options, and we expect these equity awards will be converted into awards relating to our common stock. To the extent we are eligible to take a deduction corresponding to our employee’s recognition of income with respect to awards of Halliburton stock, we have agreed to pay to Halliburton the amount of the deduction.

With some exceptions, we will indemnify Halliburton for benefit plan and employment liabilities that are the subject of the employee matters agreement and that arise from any acts or omissions of our employees or agents or breach of the employee matters agreement. Halliburton will similarly indemnify us for acts or omissions of its employees or agents or their breach of the employee matters agreement. We will also indemnify Halliburton in the case that Halliburton becomes liable in connection with certain foreign pension plans which we maintain for our current and former employees.

Intellectual Property Matters Agreement

We have entered into an intellectual property matters agreement with Halliburton. Under this agreement, our existing intellectual property, including patents, patent applications, copyrights, trade secrets and know-how, remain as our assets after the completion of our initial public offering. We have granted Halliburton a nonexclusive, royalty-free, worldwide license under our existing patents and patent applications (including those claiming certain field upgrade, coal gasification or riser technology) in the fields of business and operations of Halliburton’s current business, certain field processing, coal gasification and riser fields of use, and all other fields of use not included in our fields of use. The foregoing licenses as to coal gasification technology are subject to our agreements with Southern Company Services, Inc. and the United States Department of Energy. In turn, Halliburton has granted to us a non-exclusive, royalty-free, worldwide license under the existing patents and patent applications owned by Halliburton in the fields of use of our current business, certain field processing, coal gasification and riser fields of use, and certain other specified fields of use. Both we and Halliburton will retain the right to use, on a royalty-free and non-exclusive basis and in our respective fields of use, certain of the other party’s existing intellectual property (including copyrights, trade secrets, technology and know-how but excluding patents, which are subject to other specific provisions) to the extent used in, and necessary for, the conduct of each company’s respective current businesses. The intellectual property licensed by the parties under this agreement may be sublicensed in each party’s respective fields of use to certain customers. Halliburton may sublicense only to such customers who are oil and gas producing companies or coal producing and processing companies, and we may sublicense only to such customers who are oil and gas producing companies, refining or industrial processing companies or customers of our Government and Infrastructure segment (other than those who provide upstream oilfield services). Each party’s licenses to patents and other intellectual property described above are limited by that party’s confidentiality and non-use obligations under this agreement. During the term of the agreement, either party may request a sublicense in its respective fields of use to third-party patents currently licensed to the other party to the extent the original license agreement (and, if applicable, our agreements with Southern Company Services, Inc. and the United States Department of Energy) permits such a sublicense and on the most favorable terms permitted by such license. Halliburton’s use or sublicensing of certain of our technologies will, in certain circumstances, require Halliburton to pay us commercially reasonable fees at rates and on terms that are consistent with our practices at the time. Under the terms of the agreement, we are required to cease using all Halliburton trademarks on or before the date Halliburton first owns less than 20% of our stock, and Halliburton is permitted to continue to use the term “Kellogg,” “KBR” or “Kellogg Brown & Root” as part of the name of one Halliburton entity that will serve as a holding company and will not directly provide any goods or services.

Related Party Transactions

Historically, Halliburton has provided us with various services and other general corporate support, including human resources, legal, information technology and accounting, and we have provided various corporate support services to Halliburton, including accounting, real estate and information technology. Halliburton and KBR currently provide certain of these services to each other on an interim basis under transition services agreements. Costs for information technology, including payroll processing services, which totaled $11 million, $20 million and $19 million for the years ended December 31, 2006, 2005 and 2004, respectively, are allocated to us based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services allocated to us were $23 million, $20 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively. Costs for these other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to us using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, we lease office space to Halliburton at our Leatherhead, U.K. location.

Historically, Halliburton has centrally developed, negotiated and administered our risk management process. This insurance program has included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $17 million, $17 million and $20 million representing our share of these risk management coverages and related administrative costs, have been allocated to us for the years ended December 31, 2006, 2005 and 2004, respectively. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as general liability, property damage and workers’ compensation. However, subject to specific limitations, Halliburton has had umbrella insurance coverage for some of these risk exposures. In anticipation of our complete separation from Halliburton, we are developing our own stand-alone insurance and risk management policies that will provide substantially the same coverage. In connection with our initial public offering we obtained a stand-alone director and officer liability insurance policy. The insurance policies covering primary liability and marine cargo were separated between us and Halliburton in 2007. At the time of our complete separation from Halliburton certain other policies will be separated. We are also in the process of obtaining certain stand-alone insurance policies, including property coverage. Our property coverage will differ from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations were $450 million, $249 million and $519 million for the years ended December 31, 2006, 2005 and 2004, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of operations were $62 million, $21 million and $50 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. Halliburton is the guarantor of the majority of these credit support instruments issued through December 2005 when KBR obtained its $850 million revolving credit facility. As of December 31, 2006, we had $676 million in letters of credit and financial guarantees outstanding of which $55 million was issued under our revolving credit facility. Of the remaining $621 million, $597 million was issued under various Halliburton facilities and were irrevocably and unconditionally guaranteed by Halliburton. Of the total $676 million outstanding, $516 million related to our joint venture operations, including

$159 million issued in connection with our Allenby & Connaught project. The remaining $160 million of outstanding letters of credit related to various other projects. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our payment and performance. These credit support instruments remain outstanding, and we pay a quarterly carry charge to Halliburton for continuance of these instruments. We have agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated following our initial public offering. We expect to cancel these credit support instruments as we complete the underlying projects. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on these letters of credit or guarantees in the future.

In October 2005, Halliburton capitalized $300 million of the amounts owed by us to Halliburton. In December 2005, we and Halliburton agreed to convert the balance of the amount owed by us to Halliburton into two subordinated intercompany notes with an aggregate principal balance of $774 million due December 31, 2010. In October 2006, we repaid $324 million in aggregate principal amount of the subordinated intercompany notes with available cash balances from sources permitted by the covenants under our revolving credit facility. In November 2006, we repaid the remaining $450 million in aggregate principal amount of the subordinated intercompany notes with proceeds from our initial public offering.

In December 2005, we entered into a cash management arrangement with Halliburton enabling us to continue our normal business activity of investing funds with or borrowings from Halliburton. Funds invested with Halliburton by us were evidenced by the Halliburton Cash Management Note, which was a demand promissory note, bearing interest per annum equal to the closing rate of overnight Federal funds rate determined on the first business day of each month. Funds borrowed from Halliburton were evidenced by the KBR Cash Management Note, which was a demand promissory note, bearing interest per annum equal to the six month Eurodollar rate plus 1.00%. This cash management arrangement was terminated and amounts owed under the Halliburton Cash Management Note and the KBR Cash Management Note were settled in December 2006.

We conduct business with other Halliburton entities on a commercial basis, and we recognize revenues as services are rendered and costs as they are incurred. Amounts billed to us by Halliburton were primarily for services provided by Halliburton’s Energy Services Group on projects in the Middle East and were $0, $0 and $18 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in cost of services in the consolidated statements of operations. Amounts we billed to Halliburton’s Energy Services Group were $2 million, $1 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In October 2005 we offered Cedric Burgher a relocation package to join the company in Houston, Texas, as Senior Vice President and Chief Financial Officer that included purchasing his home in Coral Gables, Florida, directly from him for fair market value. In accordance with our Employee Relocations Guide, we purchased his property in January 2006 for $2.3 million in cash, which was the full amount of an arm’s length, third-party contract for sale of the property. Subsequent to our purchase, the third-party buyer terminated the purchase contract during the feasibility period, in part because of disclosed defects in a retaining wall surrounding the property. We have entered into a contract with another buyer to sell the property for $1.9 million. We estimate that the total cost of the transaction to us, including the loss on the sale of the property and realtor and closing costs of the transaction, will be approximately $680,000. In accordance with a Relocation Repayment Agreement entered into with Mr. Burgher, should he voluntarily terminate his employment within one year of his relocation, he must reimburse us for this cost and all other costs of his relocation

Related Person Transactions Policy

Our Board of Directors is charged with approving transactions involving our directors, executive officers or any nominees for director and any greater than 5% stockholders and their immediate family members. We have a written policy and it is posted on our intranet website. The types of transactions covered by this policy are transactions, arrangements or relationships or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) we (including any of our subsidiaries) were, or will be a participant, (2) the aggregate amount involved exceeds $120,000 in any calendar year, and (3) any related person had, has or will have a direct or indirect interest (other than solely as a result of being a director or holding less than a 10 percent beneficial ownership interest in another entity), and which is required by the rules and regulations of the SEC to be disclosed in our public filings. The Board of Directors will only approve transactions with related persons when the Board of Directors determines such transactions are in our best interests or the best interests of our stockholders. In determining whether to approve or ratify a related person transaction, the Board of Directors will apply the following standards and such other standards it deems appropriate:

•	whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

•	whether the transaction is material to us or the related person;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction;

•	the extent of the related person’s interest in the transaction; and

•	whether there are alternative sources for the subject matter of the transaction.

Director Independence

In February 2007, our Board of Directors determined that Messrs. Curtiss and Slater are independent under the NYSE listing standards and our Corporate Governance Guidelines. In connection with this review, the Board evaluated any employment, commercial, charitable, familial and other relationships of each director, in order to determine that our independent directors do not have relationships that could impair their independence. No such relationships exist with Messrs. Curtiss or Slater. As a result of this evaluation, our Board of Directors has affirmatively determined that Messrs. Curtiss and Slater are “independent” within the meaning of the NYSE listing standards and the SEC rules and regulations.

Item 14. Principal Accounting Fees and Services

The following table presents fees for audit services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed or expected to be billed for audit-related, tax and all other services rendered by KPMG during those periods.

Thousands of dollars	2006	2005
Audit fees(a)	$8,431	$10,206
Audit-related fees(b)	388	66
Tax fees(c)	2,921	2,033
All other fees(d)	10	42

Total	$11,750	$12,347

(a)	Audit fees represent the aggregate fees for professional services rendered by KPMG for the integrated audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005. Audit fees also include the audits of many of our subsidiaries in regards to compliance with statutory requirements in foreign countries, and review of registration statements.
(b)	Audit-related fees primarily include professional services rendered by KPMG for audits of our employee benefit plans and audits of some of our subsidiaries relating to transactions.
(c)	Tax fees consist of the aggregate fees billed for professional services rendered by KPMG for federal, state and international tax compliance and advice.
(d)	All other fees consist of the aggregate fees billed for products and services provided by KPMG, other than the services described in notes (a) through (c) above.

Pre-Approval Policy

The Audit Committee is directly responsible for appointing, setting compensation for and overseeing the work of KPMG, our principal independent registered public accounting firm. The Audit Committee has established written pre-approval policies requiring approval by the Audit Committee of all services to be provided by KPMG and all audit services provided by other independent accountants. The policy provides that all audit, audit-related and tax services to be provided by KPMG will be described in a written plan submitted to the Audit Committee annually for pre-approval. The Audit Committee, its Chairman or another Audit Committee member designee must pre-approve any audit, audit-related or tax services to be provided by KPMG that were not submitted for annual pre-approval if the fees to be paid for such services will exceed $150,000. All other services, for fees in excess of $50,000 must be specifically approved in the same manner as audit, audit-related and tax services greater than $150,000.

The policy also provides that all audit services to be provided by independent public accountants other than KPMG will be described in writing and presented to the Audit Committee by our Chief Accounting Officer annually for pre-approval. Any audit services not included in the annual pre-approved plan must be approved in the same manner as unplanned audit, audit-related and tax services to be provided by KPMG.

As permitted by the SEC, to ensure prompt handling of unexpected matters, our policy allows for the delegation of the Committee’s pre-approval authority under the policy to the Chairman or another member of the Audit Committee designated by the Audit Committee or the Chairman. Any pre-approval decisions by the Audit Committee Chairman or other Audit Committee designee will be reported to the Audit Committee at the next regularly-scheduled meeting following any such decisions. Although the policy allows for this delegation of authority, the Audit Committee does not yet have a Chairman, and no Audit Committee member has been designated to exercise pre-approval authority.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements:

(a)    The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 81 and pages 86 through 142 of this annual report. See index on page 80.

2. Financial Statement Schedules:	Page No.

(a) KPMG LLP Report on supplemental schedule	198

(b) Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2006	199

(c) Financial Statements of 50-Percent-Or-Less-Owned Investees	200

Note: All schedules not filed with this report required by Regulations S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.

3. Exhibits:

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	KBR Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2	Amended and Restated Tax Sharing Agreement, dated as of February 26, 2007, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc.

10.3	Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc.

10.4	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6	Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7	Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

Exhibit Number	Description
10.8	Five Year Revolving Credit Agreement, dated as of December 16, 2005, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and the Issuing Banks party thereto, Citibank, N.A. (“Citibank”), as Paying Agent, and Citibank and HSBC Bank USA, National Association, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.30 to Halliburton Company’s Annual Report on Form 10-K for the year ended December 31, 2005; File No. 001-03492)

10.9	Amendment No. 1 to the Five Year Revolving Credit Agreement, dated as of April 13, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.9 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10	Amendment No. 2 to the Five Year Revolving Credit Agreement, dated as of October 31, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.24 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.11+	Employment Agreement, dated as of April 3, 2006, between William P. Utt and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.15 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.12+	Employment Agreement, dated as of November 7, 2005, between Cedric W. Burgher and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.16 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.13+	Employment Agreement, dated as of August 1, 2004, between Bruce A. Stanski and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.17 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.14	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.15+	Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective February 16, 2006 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-K for the year ended December 31, 2005; File No. 1-3492)

10.16+	Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-3492)

10.17+	Halliburton Annual Performance Pay Plan, as amended and restated effective January 26, 2006 (incorporated by reference to Exhibit 10.17 to Halliburton’s Form 10-K for the year ended December 31, 2005; File No. 1-3492)

10.18+	Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 7, 2005 (incorporated by reference to Halliburton’s Form 10-K for the year ended December 31, 2005; File No. 1-3492)

10.19+	KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 to KBR’s registration statement on Form S-8; Registration No. 333-138850)

10.20	Not used

10.21+	KBR, Inc. Senior Executive Performance Pay Plan

10.22+	KBR, Inc. Management Performance Pay Plan

Exhibit Number	Description
10.23+	KBR, Inc. Transitional Stock Adjustment Plan

10.24	Credit Facility in the amount of £80 million dated November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and Company of the Bank of Scotland, HSBC Bank Plc and The Royal Bank of Scotland Plc (incorporated by reference to Exhibit 4.22 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

23.1	Consent of KPMG LLP - Houston, Texas

23.2	Consent of KPMG - Adelaide, South Australia

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors and Shareholders

KBR, Inc.:

Under the date of February 26, 2007, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 22, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, and its method of accounting for defined benefit and other post retirement plans as of December 31, 2006.

/s/    KPMG LLP

Houston, Texas

February 26, 2007

KBR, Inc.

Schedule II - Valuation and Qualifying Accounts (Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2004:
Deducted from accounts and notes receivable:
Allowance for bad debts	$52	$6	$2		$(8	)(a)	$52

Accrued reorganization charges	$—	$40	$—		$(21)		$19

Reserve for disputed and unallowable costs incurred under government contracts	$48	$—	$83	(b)	$—		$131

Year ended December 31, 2005:
Deducted from accounts and notes receivable:
Allowance for bad debts	$52	$36	$—		$(37	)(a)	$51

Accrued reorganization charges	$19	$—	$—		$(19)		$—

Reserve for disputed and unallowable costs incurred under government contracts	$131	$—	$11	(b)	$(9)		$133

Year ended December 31, 2006:
Deducted from accounts and notes receivable:
Allowance for bad debts	$51	$36	$2		$(32)		$57

Reserve for disputed and unallowable costs incurred under government contracts	$133	$—	$51	(b)	$(107)		$77

(a)	Receivable write-offs, net of recoveries, and reclassifications.
(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

Asia Pacific Transport Joint Venture Consortium

Combined Financial Report

Australian equivalents to IFRS first-time

adoption financial report

30 June 2006

Report of Independent Auditors

The Board of Directors

KBR, Inc.

We have audited the accompanying combined balance sheet of Asia Pacific Transport Joint Venture Consortium as of 30 June 2006, and the related combined income statement and statements of changes in equity and cash flows for the year then ended. These combined financial statements are the responsibility of Asia Pacific Joint Venture Consortium’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Asia Pacific Transport Joint Venture Consortium as of 30 June 2006, and the results of their operations and their cash flows for the year then ended in conformity with Australian equivalents to International Financial Reporting Standards.

As discussed in Note 22 to the combined financial statements, as a result of adopting AASB 132 “Financial Instruments: Disclosure and Presentation” and AASB 139 “Financial Instruments: Recognition and Measurement” on 1 July 2005, Asia Pacific Transport Joint Venture Consortium changed its method of accounting for financial instruments. In accordance with an election taken under the relevant transitional provisions, the prior period comparatives have not been restated.

The accompanying combined financial statements have been prepared assuming that Asia Pacific Transport Joint Venture Consortium will continue as a going concern. As discussed in Notes 1 and 16 to the combined financial statements, Asia Pacific Transport Joint Venture Consortium has suffered recurring losses from operations and has a net accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 16. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Australian equivalents to International Financial Reporting Standards vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature of such differences is presented in Note 24 to the combined financial statements.

/s/ KPMG

Adelaide, Australia

26 February 2007

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Income Statement	Note	June 2006 $	Unaudited June 2005 $
Revenue	2	61,724,038	51,391,580
Linehaul costs		(34,739,070)	(28,360,661)
Operating Costs		(5,991,936)	(5,819,415)
Depreciation and amortisation expenses		(18,071,565)	(17,202,137)
Impairment of property, plant and equipment	3	(87,570,180)	-
Marketing and administration		(1,035,217)	(1,224,506)
Contracts and consultants		(6,946,025)	(8,730,195)
Employee benefits expense		(4,197,511)	(3,973,532)
Other expenses		(419,731)	(479,670)

Operating loss before finance costs		(97,247,197)	(14,398,536)

Financial income	3	1,275,453	1,118,183
Financial expenses	3	(60,167,274)	(40,655,408)

Net financing costs		(58,891,821)	(39,537,225)

Loss before income tax expense		(156,139,018)	(53,935,761)

Income tax expense/(benefit)	4	-	-

Net loss after income tax expense/(benefit)		(156,139,018)	(53,935,761)

Attributable to members		(156,139,018)	(53,935,761)

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Statement of Changes in Equity

For the year ended 30 June 2005 (unaudited)	Combined Participating Interest and Issued Capital	Retained Earnings / (Accumulated Deficit)	Total
Opening balance as at 1 July 2004	300,012,158	(37,248,930)	262,763,228
Net loss for the period	-	(53,935,761)	(53,935,761)

Closing balance at 30 June 2005	300,012,158	(91,184,691)	208,827,467

For the year ended 30 June 2006	Combined Participating Interest and Issued Capital	Other contributed equity (i)	Retained Earnings / (Accumulated Deficit)	Reserves	Total
Opening balance as at 1 July 2005	300,012,158	-	(91,184,691)	-	208,827,467
Effect of change in accounting policy	-	21,761,379	(21,761,379)	(6,430,385)	(6,430,385)

Opening balance at 1 July 2005 after accounting policy change	300,012,158	21,761,379	(112,946,070)	(6,430,385)	202,397,082
Net loss for the period	-	-	(156,139,018)	-	(156,139,018)
Deemed equity contribution – Note 22	-	14,230,355	-	-	14,230,355
Movement in fair value of hedging instruments	-	-	-	86,068	86,068

Closing balance at 30 June 2006	300,012,158	35,991,734	(269,085,088)	(6,344,317)	60,574,487

Amounts are stated net of tax

(i) Refer to Note 22 for further detail.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Balance Sheet	Note	June 2006 $	Unaudited June 2005 $
CURRENT ASSETS
Cash	6	28,589,938	21,912,745
Receivables	7	8,197,268	6,749,614
Materials and supplies		3,013,539	3,351,811
Other assets	8	1,470,663	643,013

TOTAL CURRENT ASSETS		41,271,408	32,657,183

NON-CURRENT ASSETS
Property, plant and equipment	3 & 9	695,584,818	792,113,327

TOTAL NON-CURRENT ASSETS		695,584,818	792,113,327

TOTAL ASSETS		736,856,226	824,770,510

CURRENT LIABILITIES
Payables and other liabilities	10	15,072,497	15,764,210
Deferred income	11	83,680	-
Borrowings	12	15,856,085	459,762
Employee entitlements	1j	230,104	130,437

TOTAL CURRENT LIABILITIES		31,242,366	16,354,409

NON-CURRENT LIABILITIES
Payables and other liabilities	10	16,904,221	9,488,611
Deferred income	11	48,943,271	-
Borrowings Employee entitlements	12 1j	579,163,557 28,324	590,100,023 -

TOTAL NON-CURRENT LIABILITIES		645,039,373	599,588,634

TOTAL LIABILITIES		676,281,739	615,943,043

NET ASSETS		60,574,487	208,827,467

EQUITY
Participating Interest and Issued Capital	13	300,012,158	300,012,158
Other contributed equity	13 & 22	35,991,734	-
Reserves	13	(6,344,317)	-
Retained earnings (accumulated deficit)		(269,085,088)	(91,184,691)

TOTAL EQUITY		60,574,487	208,827,467

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Statement of cash flows	Note	June 2006 $	Unaudited June 2005 $
CASH FLOW FROM OPERATING ACTIVITIES
Receipts from customers		66,277,415	49,624,438
Payments to suppliers and employees		(64,153,474)	(42,068,855)
Borrowing costs		(24,129,707)	(28,695,956)

Net cash provided by (used in) operating activities	19b	(22,005,766)	(21,140,373)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment		500	151,643
Payment for property, plant and equipment		(9,041,962)	(15,335,424)

Net cash provided by (used in) investing activities		(9,041,462)	(15,183,781)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings – external		8,171,001	14,244,594
Proceeds from borrowings – consortium participants		32,731,316	27,922,586
Repayment of borrowings		(3,177,896)	(13,186,335)

Net cash provided by (used in) financing activities		37,724,421	28,990,845

Net increase/(decrease) in cash held		6,677,193	(7,333,309)
Cash at beginning of year		21,912,745	29,246,054

Cash at end of year	19a	28,589,938	21,912,745

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Notes to the financial statements

Note 1: Statement of significant accounting policies

The Asia Pacific Transport Consortium (‘Consortium’ or ‘entity’) was established for the purpose of constructing 1,420 kilometres of rail line between Alice Springs and Darwin, the lease and maintenance of the existing 830 kilometre line between Tarcoola and Alice Springs, integration of the railway line with Darwin’s East-Arm Port, and operation of the Adelaide to Darwin line for 50 years from January 2004.

The South Australian and Northern Territory governments, through a statutory body, AustralAsia Railway Corporation (“AARC”), established a legislative framework to co-ordinate and oversee the establishment of the railway. The Concession Deed sets out the fundamental terms between AARC and the Consortium to finance, construct, operate, repair and maintain the railway for a 50 year concession term from the date of completion of construction (2004). Under terms of the Concession Deed, AARC provided the Consortium with leases and subleases providing title to the Corridor for at least the term of the Concession Deed, including leases from the government and various Aboriginal land trusts over lands within the Corridor. The Concession Deed provides certain assurances to the Consortium regarding entitlement to exclusive possession, quiet possession and limited responsibility for certain interests. The Concession Deed also provides that AARC was responsible for procuring and paying for the construction of certain government works as part of the construction of the railway. The government works, which included the construction of certain earthworks, culverts and bridges, were completed during construction of the railway. Refer to note 17 for further discussion of the service concession arrangement.

The Consortium comprises the following entities domiciled in Australia:

Asia Pacific Transport Joint Venture (an unincorporated joint venture);

Freight Link Pty Ltd;

Asia Pacific Transport Pty Ltd (and its controlled entity, Asia Pacific Transport Finance Pty Ltd); and

Asia Pacific Contracting Pty Ltd.

The Consortium performs all rail safety, marketing, operation and asset management functions associated with the business. The Consortium has outsourced a number of activities, including train control, train crewing, terminal loading, port operations and maintenance associated with track and rolling stock, to rail service providers.

The joint venture agreement requires that the joint venture partners of Asia Pacific Transport Joint Venture (‘APTJV’) have identical equity interests in the other group entities. The joint venture partners must at all times act in the best interest of the Consortium.

This Financial Report of the Consortium has been prepared based upon a business combination of APTJV (the deemed parent), its group entities (Freight Link Pty Ltd, Asia Pacific Transport Pty Ltd, Asia Pacific Transport Finance Pty Ltd and Asia Pacific Contracting Pty Ltd) in accordance with UIG 1013 “Consolidated Financial Reports in relation to Pre-Date-of-Transition Stapling Arrangements”. This financial report is a general purpose report which has been prepared in accordance with the requirements of Australian Accounting standards adopted by the Australian Accounting Standards Board (‘AASB’).

Statement of Compliance

International Financial Reporting Standards (“IFRSs”) form the basis of Australian Accounting Standards adopted by the AASB, being Australian equivalents to IFRS (“AIFRS”). The financial report also complies with IFRSs and interpretations adopted by the International Accounting Standards Board. This is the entity’s first financial report prepared in accordance with AIFRS and AASB 1 First Time Adoption of AIFRS has been applied. An explanation of how the transition to AIFRS has affected the reported financial position, financial performance and cash flows of the entity is provided in note 23.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Basis of preparation

The financial report is presented in Australian dollars. It has been prepared on an accruals basis and is based on historical costs and does not take into account changing money values or, except where stated, current valuations of non-current assets. The entity has not early adopted any of the accounting standards and amendments available for early adoption as none are expected to have a material impact on the financial position of the entity.

Basis of consolidation

This Financial Report of the AsiaPacific Transport Consortium has been prepared based upon a business combination of APTJV (the deemed parent) and its group entities in accordance with UIG 1013 “Consolidated Financial Reports in relation to Pre-Date-of-Transition Stapling Arrangements”.

Controlled entities are entities controlled by APTJV or its group entities. Control exists when the entity has the power, directly or indirectly, to govern the financial and operating policies of an entity to obtain benefits from its activities. The financial statements of controlled entities are included in the consolidated financial report from the date that control commences until the date that control ceases.

Unrealised gains and losses and inter-entity balances resulting from transactions with or between entities are eliminated in full within the Consortium.

Going concern

The entity has been contracted to the AustralAsia Railway Corporation to undertake, build, own and operate the Adelaide to Darwin Rail Project (the “Project”). The entity and parties to the Project are confident of the success of the Project (supported by detailed financial modelling) and have undertaken to support each other through the initial stages of the Project. At 30 June 2006, the entity had net assets of $61m, reflected by participating interests and contributed equity of $336m, offset by accumulated deficit/reserves of $275m. In 2006 the entity sought new equity with a view to restructuring the finance facilities by 30 September 2006. In August 2006 as a result of ongoing operating losses the Consortium commenced an examination of alternative finance options that would provide the necessary capital to support the business through an extended ramp up period.

A “standstill forecast” was developed on a conservative view of the future business for the purposes of estimating the potential cash support required from shareholders during the standstill period, and to negotiate with the Senior Banks for a waiver of principal during the Standstill period. Based on this estimate it was established that up to $14.4 million may be required from members and shareholders to support cash shortfalls. In principle support was obtained from four shareholders, KBR, Carillion, Perpetual and GWA (“the Contributing Equity Owners”), which allowed a proposal to be put to the Senior Banks in September 2006.

Negotiations were successfully concluded on 19 December 2006 with an agreed “Standstill Term” with the Senior Banks up to 31 March 2009 (refer subsequent event note for further detail of the standstill arrangement), which included confirmation of the $14.4 million shareholder support by three of the Contributing Equity Owners (KBR, Carillion and GWA). The Consortium believes it will be able to meet its ongoing obligations from operating cash flows under the Standstill Term through 31 March 2009. Accordingly, the financial report has been prepared on a going concern basis which contemplates the continuity of normal business activities and the realisation of assets and settlement of liabilities in the ordinary course of business.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

The preparation of a financial report in conformity with AIFRS requires management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The estimates and judgements that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year relate to going concern (refer Note 1 previous comments) and impairment (refer Note 1(l).

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimate is revised if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.

The accounting policies set out below have been applied consistently to all periods presented in the financial report and in preparing an opening AIFRS balance sheet at 1 July 2004 for the purposes of the transition to Australian Accounting Standards – AIFRS.

a.	Revenue

Freight service revenue is recognized when the freight departs from the terminal. This policy results in recognition of revenue in a manner that does not differ materially from proportional revenue recognition as a shipment moves from origin to destination and related expenses are recognised as incurred.

Government grants are recognised in the balance sheet initially as deferred income and then released to income on a systematic basis in the same periods in which the expenses for which the grant was received are incurred. The entity has recognised as a government grant the difference between the present value of the Corporation/government loan and its $50m face value as outlined in Note 22. Deferred income is being recognised over the loan redemption period to 2054.

Interest revenue is recognised on an accrual basis taking in to account the interest rates applicable to the financial assets.

All revenue is stated net of the amount of goods and services tax (GST).

b.	Cash

For the purposes of the statement of cash flows, cash includes cash on hand and at call deposits with banks or financial institutions.

c.	Receivables

Receivables are stated at their cost less impairment losses. Debtors to be settled within 30 days are carried at amounts due. The collectability of debts is assessed at balance date and an impairment charge made for any doubtful accounts.

d.	Property, Plant and Equipment

Plant and equipment

Items of property, plant and equipment are stated at cost less accumulated depreciation (see below) and impairment losses (see accounting policy l). The cost of self-constructed assets includes the cost of materials, direct labour, the initial estimate, where relevant, of the costs of dismantling and removing the items and restoring the site on which they are located, and an appropriate proportion of production overheads. Where parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items of property, plant and equipment.

Preliminary costs associated with the formation of the Project have been capitalised into cost of construction related assets and are amortised over periods (between 5 and 50 years) that reflect the duration of benefit arising from the asset.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Depreciation

The depreciable amount of all fixed assets including buildings and capitalised leased assets, but excluding freehold land, are depreciated on a straight line basis over their useful lives to the joint venture commencing from the time the asset is held ready for use. Leasehold improvements are depreciated over the shorter of either the unexpired period of the lease or the estimated useful lives of the improvements.

The depreciation rates used in the current and comparative periods are:

Class of Fixed Asset	Depreciation Rate
Buildings (Terminals)	3%-15%
Infrastructure (Track)	2%-10%
Plant & Equipment / Office & Administration	2%-40%
Rolling Stock	5%

e	Leases

Leases of fixed assets, where substantially all the risks and benefits incidental to the ownership of the asset, but not legal ownership, are transferred to the entity are classified as finance leases. Finance leases are capitalised recording an asset and a liability equal to the present value of the minimum lease payments, including any guaranteed residual value. Leased assets are depreciated on a straight line basis over their estimated useful lives where it is likely that the economic entity will obtain ownership of the asset or over the term of the lease. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

Lease payments under operating leases, where substantially all the risks and benefits remain with the lessor, are recognised in the income statement on a straight-line basis over the term of the lease.

The entity was assigned leases at nil cost to enable it to undertake the Project on the rail corridor. No value was assigned to these leases at the time of receipt.

f	Materials and supplies

Materials and supplies, consisting mainly of items for maintenance of property and equipment are stated at the lower of cost or market. The cost of materials and supplies is based on the first-in first-out principle and includes expenditure incurred in acquiring the materials and supplies and bringing them to their existing location and condition.

g	Payables and other liabilities

Liabilities are recognised for amounts to be paid in the future for goods or services received and are stated at cost. Trade accounts payable are normally settled within 30 days.

Loans received at below-market rates are initially measured at their fair value. Any difference between the fair value of the loan on initial recognition and the amount received is accounted for according to its nature (see accounting policy n).

h	Provisions

A provision is recognised in the balance sheet when the entity has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and, where appropriate, the risks specific to the liability.

i	Income tax

As stated in Note 1 previously, the entity for the purposes of this report comprises one joint venture as deemed parent entity and four companies.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

The joint venture is not a taxable entity and lodges a tax return as a Partnership. Accordingly, any tax liabilities are the responsibility of the individual partners and the report does not contain any income tax expense or provision with respect to the joint venture.

Income tax on the profit or loss for the year of the other four companies comprises current and deferred tax. Income tax is recognised in the income statement except to the extent that it relates to items recognised directly in equity.

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

Deferred tax is provided using the balance sheet liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. The following temporary differences are not provided for: goodwill, the initial recognition of assets or liabilities that affect neither accounting nor taxable profit, and differences relating to investments in subsidiaries to the extent that they will probably not reverse in the foreseeable future. The amount of deferred tax provided is based on the expected manner of realisation or settlement of the carrying amount of assets or liabilities, using tax rates enacted or substantially enacted at the balance sheet date.

A deferred tax asset is recognised only to the extent that it is probable that future taxable profits will be available against which the asset can be utilised. Deferred tax assets are reduced to the extent that it is no longer probable that the related tax benefit will be realised.

j	Employee entitlements

The entity’s net obligation in respect of long-term service benefits, other than pension plans, is the amount of future benefit that employees have earned in return for their service in the current and prior periods. The obligation is calculated using expected future increases in wage and salary rates including related on-costs and expected settlement dates and is discounted using the rates attached to the Commonwealth Government bonds at the balance sheet date which have maturity dates approximating to the terms of the entity’s obligations.

Liabilities for employee benefits for wages, salaries, annual leave and sick leave that are expected to be settled within 12 months of the reporting date represent present obligations resulting from employees’ services provided to reporting date, are calculated at undiscounted amounts based on remuneration wages and salary rates that the entity expects to pay as at reporting date including related on-costs, such as workers compensation insurance and payroll tax.

Non-accumulating non-monetary benefits, such as medical care, housing, cars and free or subsidised goods and services, are expensed based on the net marginal cost to the entity as the benefits are taken by employees.

k	Foreign currency transactions and balances

Foreign currency transactions during the period are converted to Australian currency at the rates of exchange applicable at the dates of the transactions. Amounts receivable and payable in foreign currencies at balance date are converted to the rates of exchange ruling at that date.

The gains and losses from conversion of short-term assets and liabilities, whether realised or unrealised, are included in profit from ordinary activities as they arise.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

l	Impairment

The carrying amounts of non-current assets valued on the cost basis are reviewed to determine whether there is any indication of impairment at balance date. If any such indication exists, the asset’s recoverable amount is estimated. An impairment loss is recognised whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment losses are recognised in the income statement, unless an asset has previously been revalued, in which case the impairment loss is recognised as a reversal to the extent of that previous revaluation with any excess recognised through profit or loss.

Impairment losses recognised in respect of cash-generating units are allocated first to reduce the carrying amount of any goodwill allocated to cash-generating units (group of units) and then, to reduce the carrying amount of the other assets in the unit (group of units) on a pro rata basis.

The recoverable amount of assets is the greater of their net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

An impairment loss is reversed if there is an indication that the impairment loss may no longer exist and there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortisation, if no impairment loss had been recognised.

m	Goods and services tax

Revenues, expenses and assets are recognised net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the Australian Taxation Office (ATO). In these circumstances the GST is recognised as part of the cost of acquisition of the asset or as part if an item of the expense. Receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the ATO is included as a current asset or liability in the balance sheet. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from the investing or financing activities which are recoverable from, or payable to, the ATO are classified as operating cash flows.

n	Interest-bearing borrowings

Current accounting policy

Interest-bearing borrowings are recognised initially at fair value less attributable transaction costs. Subsequent to initial recognition, interest-bearing borrowings are stated at amortised cost with any difference between cost and redemption value being recognised in the income statement over the period of the borrowings on an effective interest basis.

Net financing costs comprise interest payable on borrowings calculated using the effective interest rate method, interest receivable on funds invested, dividend income, and gains and losses on hedging instruments that are recognised in the income statement (see accounting policy p).

Interest income is recognised in the income statement as it accrues, using the effective interest method. Dividend income is recognised in the income statement on the date the entity’s right to receive payments is established. The interest expense component of finance lease payments is recognised in the income statement using the effective interest rate method.

Comparative period policy

Bank loans are recognised at their principal amount, subject to set-off arrangements. Interest expense is accrued at the contracted rate.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

o	Derivatives

Current accounting policy

The entity uses derivative financial instruments to hedge its exposure to interest rate risks arising from operational and financing activities. In accordance with its treasury policy, the entity does not hold or issue derivative financial instruments for trading purposes.

Derivative financial instruments are recognised initially at cost. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on re-measurement to fair value is recognised immediately in profit or loss. However, where derivatives qualify for hedge accounting, recognition of any resultant gain or loss depends on the nature of the item being hedged (see accounting policy p).

The fair value of interest rate swaps is the estimated amount that the entity would receive or pay to terminate the swap at the balance sheet date, taking into account current interest rates and the current creditworthiness of the swap counterparties. The fair value of forward exchange contracts is their quoted market price at the balance sheet date, being the present value of the quoted forward price.

Comparative period policy

Derivatives were not carried in the balance sheet.

p	Cash flow hedges

Current accounting policy

Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognised asset or liability, or a highly probable forecasted transaction, the effective part of any gain or loss on the derivative financial instrument is recognised directly in equity. The ineffective part of any gain or loss is recognised immediately in the income statement. When the forecasted transaction subsequently results in the recognition of a non-financial asset or non-financial liability, the associated cumulative gain or loss is removed from equity and included in the initial cost or other carrying amount of the non-financial asset or liability. If a hedge of a forecasted transaction subsequently results in the recognition of a financial asset or a financial liability, the associated gains and losses that were recognised directly in equity are reclassified into profit or loss in the same period or periods during which the asset acquired or liability assumed affects profit or loss (i.e., when interest income or expense is recognised).

When a hedging instrument expires or is sold, terminated or exercised, or the entity revokes designation of the hedge relationship, but the hedged forecast transaction is still expected to occur, the cumulative gain or loss at that point remains in equity and is recognised in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, the cumulative unrealised gain or loss recognised in equity is recognised immediately in the income statement.

Comparative period policy

Hedging instruments were not carried in the balance sheet. Gains and losses on interest rate swaps were included in interest expense at the time of settlement (quarterly).

q	Borrowing costs

Borrowing costs incurred in relation to qualifying assets are capitalised into the cost of the asset and amortised over the asset's useful life following completion of the asset's construction. Borrowing costs incurred which are not related to qualifying assets are expensed as incurred.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 2: Revenue

	June 2006 $	Unaudited June 2005 $
Operating activities
– Freight service revenue	61,724,038	51,391,580

Total Revenue	61,724,038	51,391,580

Note 3: Other Disclosable Expenses

	June 2006 $	Unaudited June 2005 $
Finance costs:
– interest income	(1,198,399)	(1,118,183)
– Corporation Loan Grant income	(77,054)	-
– interest expense, OpCo Notes (ii)	14,230,355	-
– other interest expense	45,799,096	40,482,770
– borrowing fees	137,823	172,638

	58,891,821	39,537,225

Depreciation and amortisation of property, plant and equipment	18,071,565	17,202,137
Sale of property, plant and equipment	1,882	7,791
Impairment of property, plant and equipment (i)	87,570,180	-
Remuneration of auditor:
– audit or review – KPMG	38,000	35,000
– other services – KPMG	39,150	56,365
– other services – other auditors	-	5,560

(i)	As a result of the entity's efforts in 2006 to raise new equity (refer Note 1), the entity determined that an impairment assessment should be made of its property, plant and equipment. The present value of future operating cash flows representing the recoverable amount of PP&E under the value in use assumption was below the 30 June 2006 $783m PP&E carrying value, and hence an impairment charge of $87,570,180 has been recorded. The discount rate utilised in the financial model was 10.44%. The charge has been recorded pro rata on the basis of the carrying amount of each class of PP&E assets, as shown in Note 9.

(ii)	Refer to Note 22 for further detail.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 4: Income tax expense

Recognised in the income statement

Current tax expense	-	-

Deferred tax expense
– Temporary differences	-	-
– Benefit of tax losses recognised	-	-

	-	-

Total income tax expense / (benefit) in income statement	-	-

All attributable to continuing operations
The prima facie tax payable on profit is reconciled to the income tax expense as follows:
Prima facie tax payable on loss before income tax at 30%	(42,572,598)	(16,180,728)

Add tax effect of:
– Other non-allowable items	8,506	6,477
– Unrecognised deferred tax asset	42,564,092	16,174,251

Income Tax Expense	-	-

Deferred tax assets have not been recognised in respect of the following items:
Tax losses (in Freight Link Pty Ltd)	43,524,285	27,269,345

The deductible tax losses do not expire under current tax legislation. No deferred tax assets have been recognised because it is not probable that future taxable profit will be available against which the entity can utilise the benefits there from.

Note 5: Key management personnel disclosures

The key management personnel comprise the directors and CEO of Freight Link Pty Ltd, with remuneration as follows:

	June 2006 $	Unaudited June 2005 $
Short-term employee benefits	820,780	1,000,616
Other long-term benefits	73,870	62,718

Total	894,650	1,063,334

Refer to Note 17 for other related party transactions.

The following were key management personnel of the entity at any time during the year:

Mr Nick Bowen	Dr Dan Norton
Mr Tim Fischer	Mr Doug Ridley
Mr Malcolm Kinnaird, AO	Mr Mark Snape
Mr Brett Lazarides	Mr Ron Thomas
Mr Brian McGlynn	Mr Bill Woodhead
Mr Bruce McGowan	Mr John Fullerton

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 6: Cash

	Note	June 2006 $	Unaudited June 2005 $
Cash at bank	6a	28,589,538	21,912,345
Cash on hand		400	400

		28,589,938	21,912,745

a.	Cash available is governed by finance covenants with lenders.

Note 7: Receivables

Trade debtors	7,578,637	6,106,795
Other debtors	618,631	452,029
GST receivable	-	190,790

	8,197,268	6,749,614

Note 8: Other assets

CURRENT
Prepayments	1,360,027	632,462
Other	110,636	10,551

	1,470,663	643,013

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 9: Property, plant and equipment

	Office & Administration	Plant	Terminals	Track	Rollingstock	Total
	2006 $
At cost	1,284,653	1,189,409	775,330	769,318,708	50,303,118	822,871,218
Accumulated amortisation/depreciation/impairment	(784,362)	(199,138)	(131,914)	(116,675,919)	(9,495,067)	(127,286,400)

	500,291	990,271	643,416	652,642,789	40,808,051	695,584,818

	2005 unaudited $
At cost	1,077,604	638,080	614,600	767,818,287	43,684,187	813,832,758
Accumulated amortisation/depreciation	(409,505)	(31,468)	(23,034)	(19,143,772)	(2,111,652)	(21,719,431)

	668,099	606,612	591,566	748,674,515	41,572,535	792,113,327

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 9: Property, plant and equipment (continued)

Movement in the carrying amounts for each class of property, plant and equipment between the beginning and the end of the current financial year.

	2006 $
	Office & Administration	Plant	Terminals	Track	Rollingstock	Total
Carrying amount at beginning of year	668,299	606,612	591,566	748,674,315	41,572,535	792,113,327
Additions	210,551	551,329	160,730	1,500,421	6,618,931	9,041,962
Disposals	(2,382)					(2,382)
Impairment	(62,984)	(124,670)	(81,002)	(82,164,023)	(5,137,501)	(87,570,180)
Depreciation	(313,193)	(43,000)	(27,878)	(15,367,924)	(2,245,914)	(17,997,909)

Carrying amount at end of year	500,291	990,271	643,416	652,642,789	40,808,051	695,584,818

	2005 unaudited $
Carrying amount at beginning of year	550,534	807,042	452,295	765,057,799	30,247,166	797,114,836
Additions	352,917	(26,561)	158,936	2,009,678	12,840,855	15,335,825
Disposals	(8,431)	(148,373)				(156,804)
Adjustments (i)				(3,052,049)		(3,052,049)
Depreciation	(226,721)	(25,496)	(19,665)	(15,341,116)	(1,515,483)	(17,128,481)

Carrying amount at end of year	668,299	606,612	591,566	748,674,315	41,572,535	792,113,327

(i)	Adjustment to acquisition cost of track attributable to discount applied to payment to D&C Contractor (refer note 17 for details) reflecting expected settlement date.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 10: Payables and other liabilities

	Note	June 2006 $	Unaudited June 2005 $
CURRENT
Trade creditors		10,125,976	10,394,635
Sundry creditors		4,902,765	5,369,575
GST payable		43,756	-

		15,072,497	15,764,210

NON-CURRENT
Fair value swaps (ii)		6,344,317	-
Project contracts (at discount value) (i)		10,559,904	9,488,611

		16,904,221	9,488,611

(i)	Relates to several amounts payable by the entity if funds are available – refer Note 17 ‘D&C Contractor’ paragraph for further detail.

(ii)	Refer to note 20(a) for further detail.

Note 11: Deferred income

	Note	June 2006 $	Unaudited June 2005 $
CURRENT
Deferred grant – Corporation loan (i)		83,680	-

		83,680	-

NON-CURRENT
Deferred grant – Corporation loan (i)		48,943,271	-

		48,943,271	-

(i)	At the outset of the Project, a $50m loan was received from the AustralAsia Railway Corporation, an entity owned by the South Australian and Northern Territory governments, with repayment required by 2054. Interest payments may be required in certain circumstances based on EBITDA performance against the entity’s 2003 “Base Case” financial model. However, due to the remote likelihood of the entity achieving these results, on adoption of AASB 139 Financial Instruments: Recognition and Measurement effective 1 July 2005 (refer Note 22), the loan has been discounted at the entity’s weighted average cost of debt rate and recognised as a component of borrowings at that present value (refer Note 12(b)). The difference between the present value of the loan and the $50m face value has been accounted for as a deferred government grant, to be amortised to income on the same basis as the loan is accreted to its $50m face value.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 12: Borrowings

		June 2006 $	Unaudited June 2005 $
CURRENT
Loan from participating interest holders (e)		403,000	403,000
Working Capital loan		2,000,000	-
Lease liability (d)		52,814	56,762
Senior D - Amortising		10,033,571	-
Senior E - Rolling Stock		3,366,700	-

	11a	15,856,085	459,762

NON-CURRENT
Senior C - Bullet		109,020,000	109,020,000
Senior D - Amortising		159,663,016	172,072,914
Senior E - Rolling Stock		45,613,334	43,610,602
Tier 1 Mezzanine (c )		100,017,220	87,765,921
Tier 2 Mezzanine (c )		26,698,041	26,500,000
Loan Notes-OPCO (c )		94,869,031	94,869,031
Loan Notes-SON 1 (c )		38,782,790	6,051,474
Loan Notes-SON 2 (c )		3,527,076	157,267
Lease Liability (d)		-	52,814
Corporation loan	11b	973,049	50,000,000

		579,163,557	590,100,023

a.	Refer Note 20d Finance arrangements for terms and conditions of borrowings including covenants. Senior debt is secured under the Security Trust Deed by a charge on all the entity’s assets.

b.	Fair value of loan (refer Note 11 (i) for detail).

c.	Owed either fully or partly to related parties – refer Note 17 ‘Equity Investors’.

d.	Relates to leased software asset, included in ‘Office and Administration’ assets in Note 9.

e.	Loan is non-interest bearing and repayable on demand.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 13: Reserves and Equity

	June 2006 $	Unaudited June 2005 $
Hedging Reserve
The hedging reserve comprises the effective portion of the cumulative net change in the fair value of cash flow hedging instruments related to hedged transactions that have not yet occurred.
— Valuation at the beginning of the financial year	-	-
— Change in accounting policy at 1 July 2005	(6,430,385)	-
— Movement in fair value of hedging instruments	86,068	-

— Valuation at the end of the financial year	(6,344,317)	-

Equity
Freight Link Pty Ltd (95,992,500 shares on issue; 2005: 95,992,500)	959,925	959,925
Asia Pacific Transport Joint Venture (participating interest)	299,048,929	299,048,929
Asia Pacific Contracting Pty Ltd (165,200 shares on issue; 2005: 165,200)	1,652	1,652
Asia Pacific Transport Pty Ltd (165,200 shares on issue; 2005: 165,200)	1,652	1,652
Other contributed equity (i)	35,991,734	-

	336,003,892	300,012,158

Voting	rights are in proportion to equity interests.

(i)	Refer note 22.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 14: Commitments

		June 2006 $	Unaudited June 2005 $
a.	Operating lease commitments Non-cancellable operating leases contracted for but not capitalised in the financial statements. Payable:
	– not later than 1 year	2,756,570	3,181,635
	– later than 1 year but not later than 5 years	3,437,708	6,132,946
	– later than 5 years	-	-

		6,194,278	9,314,581

b.	Capital Expenditure Commitments

	Contracted for:
	– plant and equipment purchases	5,145,947	2,449,125
	– capital expenditure projects	-	-

		5,145,947	2,459,125

	Payable:
	– not later than 1 year	5,145,947	2,459,125
	– later than 1 year and not later than 5 years	-	-

		5,145,947	2,459,125

c.	Finance Lease Commitments

	Payable:
	– not later than 1 year	55,788	66,946
	– later than 1 year but not later than 5 years	-	55,788
	– later than 5 years	-	-

		55,788	122,734
	Less: future lease finance charges	2,974	13,158

		52,814	109,576

	Lease liabilities provided for in the financial statements:
	Current	52,814	56,762
	Non-current	-	52,814

	Total lease liability	52,814	109,576

d.	Other Commitments
	Contracted for:	9,780,000	9,780,000

	Payable:
	– not later than 1 year	5,780,000	2,850,000
	– later than 1 year and not later than 5 years	4,000,000	6,930,000

		9,780,000	9,780,000

These are commitments to the Sponsors which are conditional on funds being available subject to financial benchmarks. These commitments are for professional development services and lapse in 2008.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 15: Contingent liabilities

The representatives are not aware of any circumstances or information that would lead them to believe that the entity has a material contingent liability.

Note 16: Events subsequent to balance date

As noted in Note 1 Going Concern, the entity successfully concluded negotiations with senior banks on 19 December 2006 with an agreed “Standstill Term” to 31 March 2009.

Principles of the Standstill

The standstill proposal comprised two phases. Phase 1 provided immediate relief to an impending shortfall in cash required to pay principal and interest originally due at the end of September 2006. Phase 2 provided longer term relief.

Phase 1 – Immediate Relief

Consents of a majority of senior banks were obtained to allow the September quarter of principal and interest to be met from reserves (the Debt Service Reserve Account or “DSRA”). Due to the technicalities of the documentation, this required that there first be an Event of Default. The event of default was immediately rectified.

Phase 2 – Standstill to March 2009

The purpose of the standstill is to achieve a deferral of principal for nine quarters from December 2006 until December 2008, and a working capital facility from certain Contributing Equity Owners, to enable the entity to achieve full business ramp up and enhance the value of the entity. This is to be achieved by way of an agreement with the Senior Banks to take “no action” in the standstill period, notwithstanding the non payment of principal. There is no impact on the Concession Deed or its operating agreements.

Key principles of phase 2

The Senior Banks have agreed not to take any action in respect of identified covenant defaults (refer Note 20 for description of covenants) subsisting or likely to arise during the standstill term, including:

•	Failure to top up the DSRA account to the required level;

•	Failure to top up the capital expenditure reserve account to the required level;

•	Failure to meet the debt service ratio requirements.

There will be a moratorium on payments of principal from December 2006 until December 2008 (i.e. the repayments of principal are deferred), but interest will still be paid to the Senior Banks. At the end of the Standstill Term, the amounts of principal that have been deferred (about $30 million) will be spread and repaid over the remaining period of the senior facilities (unless the business is otherwise refinanced or sold). The interest rate swap profile was not amended to reflect the revised senior debt principal repayment schedule. As a result, with effect from 1 January 2007, a portion of the interest rate swaps are no longer effectively hedging the underlying interest payments. The ineffective portion of the interest rate swaps will be released to the income statement at that time (resulting in a credit to income), in accordance with AASB 139 Financial Instruments: Recognition and Measurement.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

In advance of the end of the Standstill Term on 31 March 2009, the entity must have in place a plan to restructure or refinance the business, as the full rights of the Senior Banks revive on that date.

There is a high level of information required to be provided to the Banks with an Independent Accountant appointed to monitor the standstill forecast.

A standstill fee of $3 million is payable to the Senior Banks at the end of the standstill. Default interest is not payable during the standstill period.

Except as provided for, the finance documents remain in full force and effect.

Contributing Equity Owners (“CEOs”) Working Capital Facility

The additional support of up to $14.4 million will be drawn down by the entity from those shareholders that have committed to provide it (KBR, Carillion and GWA). It will be drawn on an as required basis. It will be subordinated to and rank behind the existing external debt from financiers, but will rank ahead of all existing funding provided by equity, including the Senior OpCo Notes, which were provided by some shareholders in 2005. The new facility is to be provided on very similar terms to the Senior OpCo Notes, and similar documentation has been used, such that the terms are familiar to all shareholders. Perpetual’s contribution did not proceed and was replaced by increased contributions from Carillion and GWA.

Consent of all fifteen banks to the Standstill was obtained and execution of all required agreements with Shareholders occurred on 19 December 2006.

Other than noted in this section, there has not arisen in the interval between the end of the financial year and the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the JV Committee members, to affect significantly the operations of the entity, results of those operations, or the state of affairs of the entity at 30 June 2006.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 17: Related party transactions

Due to the size and complexity of the Project, there are a large number of parties involved. The following diagram summarises the structure and the significant entities:

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Service Concession Arrangement (Concession Deed)

Asia Pacific Transport Joint Venture (‘APT’) is the entity contracted by the AustralAsia Railway Corporation to undertake, build, own and operate the Adelaide to Darwin Rail Project, a 50-year concession on the corridor from Tarcoola to Darwin ending in 2054. Other APT companies are involved in the financing and management of the construction contract. The D&C Contractor, ADrail, was awarded the fixed sum, fixed duration contract to construct the railway and associated infrastructure. Freight Link Pty Ltd operates the railway with many of the activities being sub-contracted to other parties.

The Consortium is required to maintain the railway and hand it over to the AustralAsia Railway Corporation in good working condition at the conclusion of the concession (or surrender the assets earlier if the Project fails), and is otherwise wholly responsible for operations on the corridor during the concession period. There are no service obligations imposed by the concession arrangement apart from track capital expenditure which would be expended if specific financial criteria are met in future years. There is no renewal option.

Equity Investors

•	Sponsors, comprising subsidiary companies of the following groups:

– Kellogg Brown & Root *(part of the Halliburton Group)

– John Holland Group Pty Ltd *(part of the Leighton Group)

– Barclay Mowlem (Asia) Limited *(part of Carillion plc)

– Macmahon Holdings Limited *

– GWI Holdings Pty Ltd (the owner of Australia Southern Railroad Pty Ltd)

•	Institutions

– MLC Investment Limited

– Colonial Investment Services Limited *

– Northern Territory Government #

– Perpetual Investments

•	Aboriginal corporations

– Northern Aboriginal Investment Corporation Pty Limited

– Centrecorp Aboriginal Investment Corporation Pty Ltd

*	Also participate in Tier 1 Mezzanine debt on the same terms as other Noteholders.
#	Also participates in Tier 2 Mezzanine debt on the same terms as other Noteholders.

APT entities

All APT entities are controlled by the Equity Investors:

Asia Pacific Transport Joint Venture: contracted by the AustralAsia Railway Corporation to undertake, build, own and operate the Adelaide to Darwin Rail Project.

Asia Pacific Transport Pty Ltd: The nominee agent and trustee of and for the Asia Pacific Transport Joint Venture.

Asia Pacific Transport Finance Pty Ltd: Responsible for arranging debt finance to fund construction and operation of the railway.

Asia Pacific Contracting Pty Ltd: Responsible for the design and construction of the Government Improvements in relation to the Project.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Freight Link Pty Ltd: Responsible for establishing and operating the integrated rail transport business in South Australia and Northern Territory.

As a result of its first few years of operations Freight Link incurred losses greater than its initial capitalisation, but no more than the guaranteed capital subscription (or the amount as increased due to further subscriptions of capital resulting from amounts being called under the bank letters of credit) received by construction completion (“Capitalisation Event”). The Capitalisation Event occurred on 31 March 2004. The APT JV could not seek to recover any debts due from Freight Link until after the Capitalisation Event, ensuring that Freight Link maintained net assets available to satisfy other creditors.

D&C Contractor

ADrail Joint Venture comprises Brown & Root Construction Pty Ltd, Barclay Mowlem Construction Pty Ltd, John Holland Pty Ltd and Macmahon Contractors Pty Ltd (with varying levels of participation).

An amount of $10 million ($7.4m discounted, part of ‘Project Contracts’ payable per Note 10) is payable by Asia Pacific Transport JV to ADrail Joint Venture for early completion of the Railway. ADrail Joint venture is a related party of the entity. It is conditional on funds being available for distribution as determined by the project finance documents and D & C contract. It is expected to be payable in the period 2010 to 2011 and has been capitalised into the relevant assets at a discounted value.

Other Contracts

With the exception of a number of the principal contracts that were negotiated at the outset of the Project in conjunction with the formation of the bid syndicate or as subsequently amended, all other contracts have been awarded following competitive tender.

Contracts entered into by this entity and related entities with shareholders as executed in 2001 on commercial terms with review and approval from all shareholders and the Senior Banks are as follows:

GWA/ASR, subsidiary of ARG (GWI)

(Rail Operations & Rolling Stock Services)

2006 expense $16,034,544; 2005 expense $18,990,468

Accrued creditor as at 30 June 2006 of $1,365,413

BJB (joint venture of KBR, Barclay Mowlem & John Holland)

(Track Maintenance & Capital Expenditure)

2006 expense $9,707,046; 2005 expense $8,945,380

Accrued creditor as at 30 June 2006 of $853,553

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Note 18: Segment reporting

The entity has been contracted by the AustralAsia Railway Corporation to undertake, build, own and operate the Adelaide to Darwin Rail Project. It therefore operates in one business and one (Australia) geographical segment.

Note 19: Cash flow information	Note	June 2006 $	Unaudited June 2005 $
a. Reconciliation of Cash
Cash at the end of the financial year as shown in the Statement of
Cash Flows is reconciled to the related items in the balance sheet as follows:
Cash on hand		-	-
At call deposits with financial institutions		28,589,938	21,912,745

		28,589,938	21,912,745

b. Reconciliation of Cash Flow from Operations with Loss after income tax.
Loss after income tax		(156,139,018)	(53,935,761)
Non-cash flows in profit – (Profit)/Loss on sale of non-current assets		1,882	7,791
– Depreciation and amortization		18,071,565	17,202,137
– Impairment of fixed assets		87,570,180	3,052,049
– Accrued interest		29,872,657	10,841,269
Changes in assets and liabilities, net of the effects of purchase and disposals of subsidiaries:
– Decrease/(Increase) in receivables		(1,427,654)	(3,687,166)
– Decrease/(Increase) in materials and supplies		338,272	(3,687,166)
– Decrease/(Increase) in prepayments		(727,565)	865,560
– (Decrease)/Increase in payables		305,924	4,601,873
– (Decrease)/Increase in provisions		127,991	(88,125)

Cash flows from operations		(22,005,766)	(21,140,373)

Note 20: Financial instruments

a.	Interest rate risk

Other than cash at bank and borrowings associated with the finance facilities summarised below, none of the financial assets or liabilities on the statement of financial position are interest bearing.

Exposure to credit, interest rate and currency risks arises in the normal course of the consolidated entity’s business. Derivative financial instruments are used to hedge exposure to fluctuations in interest rates.

The entity adopts a policy of ensuring that 100% of its exposure to changes in interest rates on senior debt borrowings is on a fixed rate basis for the period up to June 2011 (except Tranche C - June 2009). Interest rate swaps, denominated in Australian dollars, have been entered into to achieve this fixed rate exposure within the entity’s policy (refer to table below).

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

The entity classifies interest rate swaps as cash flow hedges and states them at fair value. The fair value of swaps is recognised at $6.3m (refer Notes 10 and 12) and consists of five sets of swaps on three tranches of debt (floating for fixed), with notional principals at 30 June 2006 as follows:

Senior Debt Tranche C	$109,020,000(6.939% plus 1.65% margin, termination date 31 March 2009)
Senior Debt Tranche D	$169,560,395(7.022% plus 1.65% margin, termination date 31 March 2011)
Rolling Stock Debt Tranche E (Hedge 1)	$36,499,449 (6.222% plus 1.65% margin, termination date 30 June 2011)
Rolling Stock Debt Tranche E (Hedge 2)	$7,305,996 (6.160% plus 1.65% margin, termination date 30 June 2011)
Rolling Stock Debt Tranche E (Hedge 3)	$5,279,444 (6.025% plus 1.65% margin, termination date 30 June 2011)

b.	Credit risk

The maximum exposure to credit risk, excluding the value of any collateral or other security, at balance date to recognised financial assets is the carrying amount of those assets, net of any provisions for doubtful debts, as disclosed in the statement of financial position and notes to the financial report.

The entity does not have any material credit risk exposure to any single debtor or group of debtors under financial instruments entered into by the entity.

c.	Fair values

For all financial assets and liabilities, fair value approximates their carrying value. No financial assets and financial liabilities are readily traded on organised markets in a standardised form other than listed investments.

Forward exchange contracts are either marked to market using listed market prices or by discounting the contractual forward price and deducting the current spot rate. For interest rate swaps broker quotes are used. Those quotes are back tested using pricing models or discounted cash flow techniques.

Where discounted cash flow techniques are used, estimated future cash flows are based on management’s best estimates and the discount rate is a market related rate for a similar instrument at the balance sheet date. Where other pricing models are used, inputs are based on market related data at the balance sheet date.

The aggregate fair values and carrying amounts of financial assets and financial liabilities are disclosed in the balance sheet and in the notes to the financial statements.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

d.	Financing arrangements

Facilities for the Project have been contracted through Asia Pacific Transport Finance Pty Ltd (APTF). There is a loan agreement between Asia Pacific Transport Joint Venture (APT JV) and APTF whereby all loans from external parties are on-lent to APT JV on similar terms. The Project is funded by a combination of shareholder contributions (including loan notes), senior debt and mezzanine debt. Senior debt has three tranches for repayment on various terms and is secured by a charge over all the entity’s assets under the Security Trust Deed. Interest rate swaps have been transacted by the financiers in order to manage interest rate exposures, as noted in 20(a) above. Senior debt has been hedged 100% (refer Note 16 ‘Key principles of Phase 2’ for comment on reduction from 100% post balance date) from April 2001 for a period of ten years (except tranche C; 8 years). Thereafter hedging will be on a rolling basis. The financing arrangements were amended on 14 March 2005 with a $46.2 million facility provided by shareholders in the form of loan notes (Senior OpCo Series 1). Refer also to Subsequent Events note.

	Amount ($ million)	Interest rate %	Profile
Facilities arranged by APT JV:
OpCo Notes (a)	94.9	15.0%	Repayable based on financial performance as per Agreement
Senior OpCo Series 1 Notes (a)	46.2	18.0%	Repayable based on financial performance as per Agreement
Senior OpCo Series 2 Notes (a)	3.5	-	Repayable based on financial performance as per Agreement
Corporation loan (subordinated)	50.0	0 to 5% depends on profitability	Repayable based on financial performance with reference to benchmarks, as per Note 11(i)
Facilities arranged by APTF:
Senior C – Bullet	109.0	8.589 (b)	Interest only to March 2009, then bullet payment at March 2009.
Senior D – Amortising	185.3	8.672 (b)	Interest only to March 2006, then amortises up to March 2016.
Senior E – Rolling stock	65.0	7.826 (b)	Interest only to March 2006, then amortises up to March 2016, with $6.6 million bullet payment.
Tier 1 mezzanine	78.5	11.17 (c)	Interest only to March 2012, then amortises up to March 2017, with $52.1 million bullet payment. Interest capitalises if not paid.
Tier 2 mezzanine	26.5	(d)	Interest free to March 2006, then interest only up to March 2017, then amortises up to March 2024. Interest capitalises if not paid.
Working capital	2.0	BBR + 1.65%	Available up to March 2018
		(6.0% at 30 June 2006)

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

For amounts drawn down/advanced as at 30 June 2005 and 30 June 2006, refer note 12.

(a) OpCo notes are related party notes redeemable at the end of the Concession Period (see Note 17). Interest at a rate of 15% only accrues, and is only payable, if there is available cash (as defined in the Agreement) after servicing Senior OpCo notes. Senior OpCo Series 1 notes are interest bearing (18% coupon), also redeemable at the end of the Concession Period. Interest is payable quarterly. Senior OpCo Series 2 notes have the same terms as Senior OpCo Series 1 notes and are issued in lieu of interest on the latter in the event that available cash (as defined in the Agreement) is not sufficient to meet the quarterly interest payments due.

(b) Includes 1.65% swap margin as referred to in note 20(a).

(c) Includes 5.5% margin as per Mezzanine Agreements. A 2% penalty rate also applies in Event of Default.

(d) Tier 2 Series A ($16.4m) rate is 12% until March 2010 then BBR + 6% margin

      Tier 2 Series B ($10.1m) rate is BBR + 6% margin

Covenants

Senior debt is subject to certain covenants. Compliance with certain covenants (including debt service coverage ratio, debt service reserve and capital expenditure reserve bank account minimum balances and hedging requirements) have been waived over the duration of the standstill period as described in Note 16. Debt service coverage ratios required under the Mezzanine agreements have been in breach since January 2005, and 2% penalty interest on Tier 1 has been accrued since then. There is no other impact of the Mezzanine breaches on either of the Mezzanine debt tiers.

Note 21: Entity details

The registered office and principal place of business of the entity is:

1 Station Place, Hindmarsh, South Australia 5000

Note 22: Change in Accounting Policy

Fair value loans

In the current financial year the entity adopted AASB 132 Financial Instruments: Presentation and Disclosure and AASB 139 Financial Instruments: Recognition and Measurement. This change in accounting policy has been adopted in accordance with the transition rules contained in AASB 1 which does not require the restatement of comparative information for financial instruments within the scope of AASB 132 and AASB 139.

Corporation Loan

In accordance with AASB 139, all loans at below-market rates are required to be measured at their fair value (i.e. the present value of future cash flows discounted at a market interest rate). Any difference between the fair value of the loan on initial recognition and the amount received should be accounted for according to its nature.

The entity has recorded its $50m nominal (government) loan at its present value of $973,049 discounted from 2054 at a rate of 8.6%, the weighted average cost of senior debt. The difference between the $973,049 present value and the $50m face value has been accounted for as a deferred government grant under AASB 120 Accounting for Government Grants and Disclosure of Government assistance (refer Notes 11 and 12).

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

OpCo Notes

The OpCo Notes were issued pursuant to the Equity Subscription Deed to equity holders of the consortium in May 2003, with further issuances in December 2003, April 2004, July 2004 and 2005. The notes have a stated interest rate of 15%, however interest only accrues, and is only payable, in the event of 'free cash' (as defined in the Equity Subscription Deed). In accordance with AASB 132 and AASB 139, the OpCo Notes are a financial liability and interest must be charged to the income statement (at a rate of 15%). The Consortium has not generated ‘free cash’ at any period through 30 June 2006.

Accordingly, as the OpCo Note interest is not payable by the entity, the offsetting entry for the interest charge is recognised as a contribution to equity. As a result of this change in accounting policy, the entity recorded a charge to Retained Earnings/Accumulated Deficit and increase in Other Contributed Equity of $21.7m at 1 July 2005. For the year ended 30 June 2006, an interest charge of $14.2m was recorded (as shown in Note 3) with a corresponding increase in Other Contributed Equity (refer Note 13).

Note 23: Explanation of transition to AIFRS

As stated in Significant accounting policies note 1, these are the entity’s first financial statements prepared in accordance with AIFRS.

The policies set out in the Significant accounting policies section of this report have been applied in preparing the financial statements for the period ended 30 June 2006, the comparative information presented in these financial statements for the period ended 30 June 2005 and in the preparation of an opening AIFRS balance sheet at 1 July 2004 (the entity’s date of transition).

In preparing its opening AIFRS balance sheet, there were no adjustments to amounts reported previously in financial statements prepared in accordance with its old basis of accounting (previous GAAP).

Note 24: Significant Accounting Policy Differences between AIFRS and U.S. GAAP

In Australia, financial statements are required to be prepared in accordance with Australian Accounting Standards, adopted by the Australian Accounting Standards Board (“AASB”) (“Australian GAAP)”.

With effect for periods ending after 1 January 2005 International Financial Reporting Standards (“IFRS”) form the basis of Australian Accounting Standards (“AASBs”) adopted by the AASB and for the purpose of this report are called Australian equivalents to IFRS (“AIFRS”) to distinguish from previous Australian GAAP. As explained in note 1, these financial statements have been prepared under AIFRS for the years ended 30 June 2006 and 2005. Note 23 explains the impact of the transition from previous Australian GAAP to AIFRS. During the transition to AIFRS, the consolidated entity elected not to restate the 2005 comparatives for AASB 139: Financial instruments: Recognition and Measurement and AASB 132: Financial Instruments: Presentation. This is explained in note 22. The financial statements of the Consortium for the years ended 30 June 2006 and 2005 comply with IFRSs and interpretations adopted by the International Accounting Standards Board.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

AIFRS differs in certain material respects from US GAAP. A description of material differences between AIFRS and US GAAP applicable to the Consortium as of, and for the years ended 30 June 2006 and 2005 is set out below:

(A) Debt Issuance Costs

Under AIFRS, debt issuance costs are included in the initial recognition of the debt liability, and are subsequently amortised to interest expense under the effective interest method. Under US GAAP, debt issuance costs are capitalized as a deferred cost, with subsequent amortization included in interest expense under the effective interest method. Accordingly, a difference between AIFRS and US GAAP arises in the balance sheet presentation. There is no income statement difference between AIFRS and US GAAP as interest expense amortization is determined in the same manner.

(B) Impairment of long-lived assets

Under AIFRS, the entity determines the recoverable amount of long-lived assets based upon the higher of its fair value less costs to sell and its value in use, the latter is generally determined on a discounted cash flow basis when assessing impairment. The discount rate is a pre-tax risk-adjusted market rate, which is applied both to assess recoverability and to calculate the amount of any impairment charge. Under US GAAP, long-lived assets are first tested for recoverability for impairment using undiscounted cash flows. Only if the long-lived asset’s carrying amount exceeds the sum of undiscounted future cash flows is the asset considered impaired and written down to its fair value. Accordingly, a difference between AIFRS and US GAAP may arise where the recoverability test under US GAAP does not result in an impairment although an impairment charge is recorded for AIFRS. The difference may result in lower impairment charges against income and higher asset carrying amounts for US GAAP; the difference in asset carrying amounts is subsequently reduced through higher depreciation charges against income.

Under AIFRS, impairment losses, except for goodwill, may be reversed in subsequent periods if the recoverable amount increases. Under US GAAP, impairment reversals are not allowed, as the impairment loss results in a new cost basis for the asset. Any credit to income resulting from reversal in impairment charges under AIFRS is derecognized under US GAAP. As stated in Note 3, the Consortium recognised an impairment charge in 2006. As a result of the US GAAP requirement for a recoverability test based on undiscounted cash flows, no US GAAP impairment charge would have been incurred in 2006.

(C) Capitalized interest

Under AIFRS, an entity may choose to capitalize or expense interest costs that are directly attributable to the acquisition, construction or production of a qualifying asset under AIFRS. Capitalization of interest costs (including the amortisation of discounts, premiums and issue costs on debt, if applicable) related to qualifying assets is required under US GAAP.

Where an entity chooses to capitalize interest costs under AIFRS, any interest earned on temporary investment of funds borrowed to finance the asset’s construction is netted against interest cost in determining the capitalized interest. US GAAP generally does not allow interest income to be netted in determining the amount of interest cost to be capitalized.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

The entity has elected to capitalize interest costs (including amortisation of debt issuance costs) incurred during the construction period and has netted interest income against interest expense in arriving at the capitalized value.

(D) Derivatives

The Consortium uses derivative financial instruments to hedge its exposure to movements in interest rates.

As explained above, the Consortium elected not to early adopt AASB 132 and AASB 139 for the 2005 comparative financial statements. Accordingly, in the comparative period, under previous Australian GAAP, derivatives outstanding at the balance sheet date were not recognised. Gains and losses on interest rate swaps were recognised as part of interest expense when settled (quarterly).

On 1 July 2005 the Consortium adopted AASB 139. This resulted in the consolidated entity recognising all derivative financial instruments as assets or liabilities at fair value. In addition, if the instrument is designated as a hedge of the variability in cash flows of a highly probable forecasted transaction, the effective part of any gain or loss on the derivative financial instrument is recognised directly in equity (hedge reserve) provided certain documentation and other criteria are met as required by the detailed AIFRS transition rules. Such rules required hedge documentation to be in place by 1 July 2005 for all previous hedge relationships and in place at inception of the hedge relationship for all subsequent hedges.

Under US GAAP all derivative financial instruments are recognised as assets or liabilities at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended used of the derivative and the resulting designation. The Consortium did not formally designate hedging relationships under US GAAP. Accordingly, in the comparative period, derivative financial instruments would have been measured at fair value under US GAAP with no derivatives qualifying for hedge accounting.

In the current period certain instruments the Consortium designated as hedges under AIFRS would not have qualified for hedge accounting under US GAAP and, accordingly, the 2006 changes in fair value would have been recognised in the income statement rather than in equity (hedge reserve). The impact is to reduce net income. There is no impact on net equity.

(E) Start up costs

Under AIFRS the Consortium capitalizes as part of property, plant and equipment, costs associated with start-up activities relating to the Project which were incurred prior to commissioning date. These capitalized costs are depreciated in subsequent years. Under US GAAP, costs of start-up activities are expensed as incurred.

(F) Income tax

Under AIFRS the Consortium has not recognised deferred tax assets in relation to deductible temporary differences or potentially available income tax credits or capital loss carry forwards.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

Under AIFRS deferred tax is calculated using the balance sheet liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis. A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilised.

Under U.S. GAAP, deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset, will not be realised.

The Consortium has reported a cumulative net tax loss in recent years. Based on this significant negative evidence, under US GAAP the consolidated entity would recognise a full valuation allowance against its deferred tax assets. This will however have no impact on net deferred tax assets, income or net equity reported in the financial statements.

(H) Non-interest bearing loan

The AustralAsia Railway Corporation provided the Consortium with a Corporate loan (subordinated) of $50 million in 2001 (refer note 21). Repayment of this loan is to occur at the end of the Concession period in 2054. Interest only accrues, and is only payable, if certain EBITDA targets are met. As described in Note 11, the likelihood of achieving these targets is remote, and therefore the loan is considered non-interest bearing.

As at 1 July 2005 the non-interest bearing loan from the AustralAsia Railway Corporation was recognised initially at fair value and subsequently stated at amortised cost with any difference between the amortised cost and repayment value being recognised in the income statement over the period of the borrowings on an effective interest rate basis.

Under US GAAP the entity recognises the financial liability at its original face value ($50 million) and does not unwind the discount expense over the period of the borrowings.

(I) Recent Changes to US GAAP

In February, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments at fair value. SFAS 159 allows entities to achieve an offset accounting effect for certain changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. This SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Consortium is currently in the process of evaluating whether adoption of SFAS 159 will result in any material differences between AIFRS and US GAAP as they relate to its financial position and results of operations.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2006

In September 2006, the FASB issued SFAS No. 157 ‘Fair Value Measurements’ (SFAS 157), which provides a single definition of fair value, together with a framework for measuring fair value. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is applicable for the financial year beginning after November 15, 2007. The Consortium is currently in the process of evaluating whether adoption of SFAS 157 will result in any material differences between AIFRS and US GAAP as they relate to its financial position and results of operations.

In June 2006, FASB Interpretation No. 48 ‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’ (FIN 48) was issued. FIN 48 states that the evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for periods ending after December 15 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Consortium does not anticipate that the adoption of FIN 48 will result in any material differences between AIFRS and US GAAP as they relate to its financial position and results of operations.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 27, 2007

KBR, INC.

By:	/s/ WILLIAM P. UTT
William P. Utt President and Chief Executive Officer

Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ WILLIAM P. UTT William P. Utt	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ CEDRIC W. BURGHER Cedric W. Burgher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. GANN, JR. John W. Gann, Jr.	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ ALBERT O. CORNELISON, JR. Albert O. Cornelison, Jr.	Director

/s/ JEFFREY E. CURTISS Jeffrey E. Curtiss	Director

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Director

/s/ ANDREW R. LANE Andrew R. Lane	Director

/s/ MARK A. MCCOLLUM Mark A. McCollum	Director

/s/ RICHARD D. SLATER Richard D. Slater	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	KBR Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2	Amended and Restated Tax Sharing Agreement, dated as of February 26, 2007, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc.

10.3	Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc.

10.4	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6	Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7	Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.8	Five Year Revolving Credit Agreement, dated as of December 16, 2005, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and the Issuing Banks party thereto, Citibank, N.A. (“Citibank”), as Paying Agent, and Citibank and HSBC Bank USA, National Association, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.30 to Halliburton Company’s Annual Report on Form 10-K for the year ended December 31, 2005; File No. 001-03492)

10.9	Amendment No. 1 to the Five Year Revolving Credit Agreement, dated as of April 13, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.9 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10	Amendment No. 2 to the Five Year Revolving Credit Agreement, dated as of October 31, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.24 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.11+	Employment Agreement, dated as of April 3, 2006, between William P. Utt and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.15 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

Exhibit Number	Description

10.12+	Employment Agreement, dated as of November 7, 2005, between Cedric W. Burgher and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.16 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.13+	Employment Agreement, dated as of August 1, 2004, between Bruce A. Stanski and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.17 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.14	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.15+	Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective February 16, 2006 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-K for the year ended December 31, 2005; File No. 1-3492)

10.16+	Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-3492)

10.17+	Halliburton Annual Performance Pay Plan, as amended and restated effective January 26, 2006 (incorporated by reference to Exhibit 10.17 to Halliburton’s Form 10-K for the year ended December 31, 2005; File No. 1-3492)

10.18+	Halliburton Company Supplemental Executive Retirement Plan, as amended and restated effective December 7, 2005 (incorporated by reference to Halliburton’s Form 10-K for the year ended December 31, 2005; File No. 1-3492)

10.19+	KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 to KBR’s registration statement on Form S-8; Registration No. 333-138850)

10.20	Not used

10.21+	KBR, Inc. Senior Executive Performance Pay Plan

10.22+	KBR, Inc. Management Performance Pay Plan

10.23+	KBR, Inc. Transitional Stock Adjustment Plan

10.24	Credit Facility in the amount of £80 million dated November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and Company of the Bank of Scotland, HSBC Bank Plc and The Royal Bank of Scotland Plc (incorporated by reference to Exhibit 4.22 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

23.1	Consent of KPMG LLP - Houston, Texas

23.2	Consent of KPMG - Adelaide, South Australia

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contracts or compensatory plans or arrangements