Form 10-Q
period 2007-03-31
KBR, INC.
filed 2007-05-04
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

OR

☐   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 1-33146

KBR, Inc.

(a Delaware Corporation)
20-4536774

601 Jefferson Street
Suite 3400
Houston, Texas  77002
(Address of Principal Executive Offices)

Telephone Number – Area Code (713) 753-3011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  ☒    No  ☐

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
Yes  ☐    No  ☒

As of April 30, 2007, 168,783,490 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

KBR, Inc.

Index

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Services	$2,253	$2,270
Equity in losses of unconsolidated affiliates, net	(2)	(24)
Total revenue	2,251	2,246
Operating costs and expenses:
Cost of services	2,160	2,169
General and administrative	29	17
Total operating costs and expenses	2,189	2,186
Operating income	62	60
Interest expense-related party	-	(17)
Interest income, net	13	3
Foreign currency gains (losses), net	(3)	5
Income from continuing operations before income taxes and minority interest	72	51
Provision for income taxes	(32)	(26)
Minority interest in net loss of subsidiaries	(10)	(5)
Income from continuing operations	30	20
Income from discontinued operations, net of tax benefit (provision) of $2 and $(2)	(2)	6
Net income	$28	$26
Basic and diluted income (loss) per share:
Continuing operations	$0.18	$0.15
Discontinued operations, net	(0.01)	0.04
Net income	$0.17	$0.19
Basic and diluted weighted average common shares outstanding	168	136
See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and equivalents	$1,287	$1,461
Receivables:
Notes and accounts receivable (less allowance for bad debts of $60 and $57)	1,044	823
Unbilled receivables on uncompleted contracts	1,266	1,222
Total receivables	2,310	2,045
Deferred income taxes	138	120
Other current assets	259	272
Total current assets	3,994	3,898
Property, plant, and equipment, net of accumulated depreciation of $372 and $360	491	492
Goodwill	289	289
Equity in and advances to related companies	246	296
Noncurrent deferred income taxes	181	188
Unbilled receivables on uncompleted contracts	194	194
Other assets	50	57
Total assets	$5,445	$5,414
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,177	$1,276
Due to Halliburton, net	29	152
Advanced billings on uncompleted contracts	1,094	903
Reserve for estimated losses on uncompleted contracts	151	184
Accrued employee compensation and benefits	293	269
Current maturities of long-term debt	15	18
Other current liabilities	179	181
Total current liabilities	2,938	2,983
Employee compensation and benefits	406	412
Long-term debt	1	2
Other liabilities	223	155
Noncurrent deferred tax liability	32	33
Total liabilities	3,600	3,585
Minority interest in consolidated subsidiaries	28	35
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, $0.001 par value, 300,000,000 shares authorized, 167,772,410 issued and outstanding	-	-
Paid-in capital in excess of par value	2,060	2,058
Accumulated other comprehensive loss	(288)	(291)
Retained earnings	45	27
Total shareholders’ equity and accumulated other comprehensive loss	1,817	1,794
Total liabilities, minority interest, shareholders’ equity and accumulated other comprehensive loss	$5,445	$5,414
See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$28	$26
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	13	11
Distribution from (to) related companies, net of equity in earnings (losses)	33	(21)
Deferred income taxes	3	31
Gain on sale of assets, net	-	1
Impairment of equity method investments	18	26
Other	19	(13)
Changes in operating assets and liabilities:
Receivables	(223)	(124)
Unbilled receivables on uncompleted contracts	(48)	109
Accounts payable	(84)	(326)
Advanced billings on uncompleted contracts	197	79
Accrued employee compensation and benefits	24	(73)
Reserve for loss on uncompleted contracts	(32)	(2)
Other assets	9	(136)
Other liabilities	40	26
Total cash flows used in operating activities	(3)	(386)
Cash flows from investing activities:
Capital expenditures	(12)	(22)
Other investing activities	(1)	-
Total cash flows used in investing activities	(13)	(22)
Cash flows from financing activities:
Payments from (to) Halliburton, net	(123)	383
Payments on long-term borrowings	(5)	(4)
Payments of dividends to minority shareholders	(14)	(4)
Total cash flows provided by (used in) financing activities	(142)	375
Effect of exchange rate changes on cash	(16)	5
Decrease in cash and equivalents	(174)	(28)
Cash and equivalents at beginning of period	1,461	394
Cash and equivalents at end of period	$1,287	$366
See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, KBR or the Company) is a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer our wide range of services through three business segments, Energy and Chemicals (“E&C”), Government and Infrastructure (“G&I”) and Ventures. During the quarter ended March 31, 2007, we reorganized our operating segments resulting in the creation of Ventures as a new reportable segment.  The business activities included in the Ventures segment had previously been reported as part of the E&C and G&I segments.

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

Ventures.  Our Ventures segment develops, provides assistance in arranging financing for, makes equity and/or debt investments in and participates in managing entities owning assets generally from projects in which one of our other business segments has a direct role in engineering, construction, and/or operations and maintenance.  The creation of the Ventures segment provides management focus on our investments in the entities that own the assets.  Projects developed and under current management include government services, such as defense procurement and operations and maintenance services for equipment, military infrastructure construction and program management, toll roads and railroads, and energy and chemical plants.

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 as an indirect, wholly owned subsidiary of Halliburton Company (“Halliburton”). KBR, Inc. was formed to own and operate KBR Holdings, LLC (“KBR Holdings”), which was also wholly owned by Halliburton. At inception, KBR, Inc. issued 1,000 shares of common stock. On October 27, 2006, KBR, Inc. effected a 135,627-for-one split of its common stock. In connection with the stock split, the certificate of incorporation was amended and restated to increase the number of authorized shares of common stock from 1,000 to 300,000,000 and to authorize 50,000,000 shares of preferred stock with a par value of $0.001 per share. All share data of KBR, Inc. has been adjusted to reflect the stock split.

In November 2006, KBR, Inc. completed an initial public offering of 32,016,000 shares of its common stock (the “Offering”) at $17.00 per share. The Company received net proceeds of $511 million from the Offering after underwriting discounts and commissions. Halliburton retained all of the KBR shares owned prior to the Offering and, as a result of the Offering, its 135,627,000 shares of common stock represented 81% of the outstanding common stock of KBR, Inc. after the Offering.  Simultaneous with the Offering, Halliburton contributed 100% of the common stock of KBR Holdings to KBR, Inc. KBR, Inc. had no operations from the date of its formation to the date of the contribution of KBR Holdings.  See Note 2 for discussion concerning completion of our separation from Halliburton.

Our condensed consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary.  The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies.  The cost method is used when we do not have the ability to exert significant influence.  All material intercompany accounts and transactions are eliminated.

Index

Our condensed consolidated financial statements reflect all costs of doing business, including those incurred by Halliburton on KBR’s behalf.  Such costs have been charged to KBR in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 are unaudited, but include all adjustments that management considers necessary for a fair presentation of KBR’s consolidated results of operations, financial position and cash flows.  Results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year 2007 or any other future periods.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and costs during the reporting periods.  Actual results could differ materially from those estimates.  On an ongoing basis, we review our estimates based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

Note 2.  Separation from Halliburton

On February 26, 2007, Halliburton’s board of directors approved a plan under which Halliburton would dispose of its remaining interest in KBR through a tax-free exchange with Halliburton’s stockholders pursuant to an exchange offer.  On April 5, 2007, Halliburton completed the separation of KBR by exchanging the 135,627,000 shares of KBR owned by Halliburton for publicly held shares of Halliburton common stock pursuant to the terms of the exchange offer (the “Exchange Offer”) commenced by Halliburton on March 2, 2007.

In connection with the Offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business.  See Note 9 for further discussion of the FCPA investigations and the Barracuda-Caratinga project.

The tax sharing agreement, as amended, provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.  As a result of the Offering, Halliburton will be responsible for filing all U.S. income tax returns required to be filed through April 5, 2007, the date KBR ceased to be a member of the Halliburton consolidated tax group.  Halliburton will also be responsible for paying the taxes related to the returns it is responsible for filing.  We will pay Halliburton our allocable share of such taxes.  We are obligated to pay Halliburton for the utilization of net operating losses, if any, generated by Halliburton prior to the deconsolidation which we may use to offset our future consolidated federal income tax liabilities.

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton.  These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit.  The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided.  Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements.

Index

The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton.  Among other items, the employee matters agreement provides for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock.  At March 31, 2007, these awards consisted of 1.2 million Halliburton stock options with a weighted average exercise price per share of $15.01 and 0.6 million restricted stock awards with a weighted average grant-date fair value per share of $17.95.  The conversion of such stock options and restricted stock awards occurred on April 5, 2007, immediately after our separation from Halliburton.  We do not expect the modification of these awards in the second quarter of 2007 to have a material impact on our future results of operations.

See Note 15 for further discussion of the above agreements and other related party transactions with Halliburton.

Note 3.  Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts recorded as “Unbilled work on uncompleted contracts” or “Other assets” as of March 31, 2007 and December 31, 2006 are as follows:

Millions of dollars	March 31, 2007	December 31, 2006
Probable unapproved claims	$191	$189
Probable unapproved claims accrued revenue	188	187
Probable unapproved claims from unconsolidated related companies	78	78

As of March 31, 2007, the probable unapproved claims, including those from unconsolidated related companies, relate to eight contracts, most of which are complete or substantially complete.  See Note 8 for a discussion of United States government contract claims, which are not included in the table above.

A significant portion of the probable unapproved claims as of March 31, 2007 arose from three completed projects with Petroleos Mexicanos (PEMEX) ($148 million related to our consolidated entities and $45 million related to our unconsolidated related companies) that are currently subject to arbitration proceedings.  In addition, included in non-current “Other assets” is $64 million related to previously approved services that are unpaid by PEMEX and are a part of these arbitration proceedings.  Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts.  The arbitration proceedings are expected to extend through 2007.  PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits.  As of March 31, 2007, we had not accrued any amounts related to the PEMEX counterclaims in the arbitrations.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $176 million and $175 million at March 31, 2007 and December 31, 2006, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Unapproved change orders

We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amounted to $133 million and $81 million at March 31, 2007 and December 31, 2006, respectively.

Unconsolidated related companies

Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts.  When we record our equity portion of such profit or loss, the effects on the balance sheet of these probable unapproved claims are included in “Equity in and advances to related companies,” and our share totaled $78 million at March 31, 2007 and December 31, 2006.  In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price.  Our share of these change orders totaled $28 million and $3 million at March 31, 2007 and December 31, 2006, respectively.

Index

Note 4. Escravos Project

In connection with our review of a consolidated 50%-owned GTL project in Escravos, Nigeria, during the second quarter of 2006, we identified increases in the overall cost to complete this four-plus year project of $400 million, which resulted in our recording a $148 million charge before minority interest and taxes during the second quarter of 2006. These cost increases were caused primarily by schedule delays related to civil unrest and security on the Escravos River, changes in the scope of the overall project, engineering and construction changes due to necessary front-end engineering design changes and increases in procurement cost due to project delays. The increased costs were identified as a result of our first check estimate process.

In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of change orders.  As a result, portions of the remaining work now have a lower risk profile particularly with respect to security and logistics.

Since we completed our first check estimate in the second quarter of 2006, the project has continued to estimate significant additional cost increases. We currently expect to recover these recently identified cost increases through change orders.  We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services we provided to the Escravos joint venture.  These services were in excess of the contractual limit to total engineering costs each partner can bill to the joint venture.

Subsequent to 2006, because of a continued lack of access to the project site caused by civil unrest and security issues on the Escravos River near the project site, KBR has made no significant construction progress and is currently behind schedule in testing the soil condition at the project site and is behind the scheduled construction completion plan at this time.  In addition, KBR expects little, if any, construction progress will occur in the near future.  As a result, KBR expects that it will incur significant additional costs, including materials storage and double handling costs, increased freight costs, additional subcontractor costs, and other costs resulting from the extension of the construction period.  Additionally, ongoing updates to material cost estimates could result in the identification of materials price escalation and quantity growth as KBR completes engineering and procurement work.

KBR believes that future cost increases attributable to civil unrest and security should ultimately be recoverable through future change orders pursuant to the terms of the contract as amended in 2006.  To the extent that these cost increases were identified and have been included in the March 31, 2007 estimated project costs, the project owner has worked with us to provide entitlement allowing us to increase our project revenue estimates for unapproved change orders at March 31, 2007 as discussed above. In addition, KBR believes that costs associated with potential differences in actual rather than anticipated soil conditions should ultimately be recoverable.  The project owner may disagree with KBR’s views.  Other costs such as increased materials price escalation and quantity growth may or may not be recoverable through change orders.

To the extent that these increased costs are not recoverable by KBR through additional change orders or contract amendments, KBR will incur additional losses which could be material, possibly as early as the second quarter of 2007. Even to the extent that KBR is successful in obtaining change orders for any additional costs, there could be timing differences between the recognition of such costs and recognition of offsetting potential recoveries from the client, if any.  Further, until such time as the project owner provides the necessary access and security to achieve the agreed construction plan, KBR may continue to incur additional costs, which the project owner may view as non-recoverable, and may in turn result in additional material losses thereafter.

As of March 31, 2007 and in addition to the $264 million of change orders previously approved by the client, we had accounted for an additional $106 million of costs and revenues as unapproved change orders which primarily relates to cost increases and includes $43 million from December 31, 2006 that remains outstanding and $63 million that arose in the first quarter of 2007.  We currently expect to recover these recently identified cost increases through change orders.

We, our joint venture partner, and the project owner continue to have an active and ongoing discussion to find an optimal way to execute the project, respecting the interests of all parties.

Index

Note 5.  Business Segment Information

We provide a wide range of services; however, the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, relatively few of our projects and joint ventures represent a substantial part of our operations.

As a result of changes in the monthly financial and operating information provided to our chief operating decision maker as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have redefined our reportable segments on a basis that is representative of how our chief operating decision maker evaluates its operating performance and makes resource allocation decisions. Accordingly, KBR has reorganized its operations, resulting in the Government and Infrastructure, Energy and Chemicals, and Ventures reportable segments.  Segment information has been prepared in accordance with SFAS No. 131 and all prior period amounts have been restated to conform to the current presentation.

The table below presents information on our segments.

	Three Months Ended March 31
Millions of dollars	2007	2006
Revenue:
Energy and Chemicals	$576	$541
Government and Infrastructure	1,681	1,741
Ventures	(6)	(36)
Total revenue	$2,251	$2,246
Operating income (loss):
Energy and Chemicals	$13	$44
Government and Infrastructure	55	52
Ventures	(6)	(36)
Total operating income	$62	$60

Intersegment revenues included in the Government and Infrastructure segment were $4 million and $4 million for the three months ended March 31, 2007 and 2006, respectively.  Intersegment revenues included in the Energy and Chemicals segment were $47 million and $31 million for the three months ended March 31, 2007 and 2006, respectively.  Our equity in earnings (losses) of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.

Note 6.  Committed Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes.  The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.  At March 31, 2007 and December 31, 2006, cash and equivalents include approximately $470 million and $527 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Index

Note 7.  Comprehensive Income

The components of other comprehensive income included the following:

	Three Months Ended March 31
Millions of dollars	2007	2006
Net income	$28	$26

Net cumulative translation adjustments	(1)	(6)
Pension liability adjustment	5	-
Net unrealized gains (losses) on investments and derivatives	(1)	7
Total comprehensive income	$31	$27

Accumulated other comprehensive income consisted of the following:

Millions of dollars	March 31, 2007	December 31, 2006
Cumulative translation adjustments	$42	$43
Pension liability adjustments	(330)	(335)
Unrealized gains (losses) on investments and derivatives	-	1
Total accumulated other comprehensive loss	$(288)	$(291)

Note 8. United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense (“DoD”) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP and U.S. Army Europe, known as USAREAR. Our government services revenue related to Iraq totaled approximately $1.0 billion and $1.1 billion for the three months ended March 31, 2007 and 2006, respectively.

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

DCAA audit issues

Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (“DCAA”) and other governmental agencies. The DCAA serves in an advisory role to our customer and when issues are found during the audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (“DCMA”). We then work with our customer to resolve the issues noted in the audit report. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable, or, if already reimbursed, the costs must be refunded to the customer. Our revenue recorded for government contract work is reduced for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we provide timely information sufficient to show that such action is not necessary to protect the government’s interest.  We continue to provide additional information as requested by the Army.

Index

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time, but we believe that they should be less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue.  As of March 31, 2007, we had not accrued any amounts related to this matter.

Dining Facility Support Services.  In April 2007, DCAA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our LogCAP III contract in Iraq, over-billed for the cost related to the use of power generators.  We disagree with the position taken by the DCAA and we are working to resolve the issue.  We have not accrued any amounts related to this matter as of March 31, 2007.

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

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. Approximately $30 million has been withheld as of March 31, 2007, of which we withheld $17 million from our subcontractor. During 2006, we resolved approximately $25 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. We will continue working with the government and our subcontractors to resolve the remaining amounts.

Dining facilities. In September 2005, ESS filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP III contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.

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

The DCAA issued various audit reports related to task orders under the RIO contract that reported $275 million in questioned and unsupported costs. The majority of these costs were associated with the humanitarian fuel mission. In these reports, the DCAA compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (“DESC”) in April 2004 when the fuel mission was transferred to that agency. During the fourth quarter of 2005, we resolved all outstanding issues related to the RIO contract with our customer and settled the remaining questioned costs under this contract.

Index

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

Investigations

We provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In the first quarter of 2005, the Department of Justice (“DOJ”) issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command (“AMC”), against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.

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

We understand that the DOJ, an Assistant United States Attorney based in Illinois, and others are investigating these and other matters we have reported related to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.

The House Oversight and Government Reform and Senate Armed Services Committees have conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We expect hearings with respect to operations in Iraq to continue in this and other Congressional committees, including the House Armed Services Committee, and we expect to be asked to testify and provide information for these hearings.

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. A failure to comply with export control laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. In addition, we are responding to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. As of March 31, 2007, we had not accrued any amounts related to this matter.

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

Index

The PCO Oil South contract provides the customer the right to withhold payment of 15% of the amount billed, thus remitting a net of 85% of costs incurred until a task order is definitized. Once a task order is definitized, this contract provides that 100% of the costs billed will be paid pursuant to the “Allowable Cost and Payment Clause” of the contract. The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of any amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and the definitization process is substantially complete. The amount of payments withheld by the client under the PCO Oil South project was less than $1 million at March 31, 2007.

We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.

Claims

We had unapproved claims totaling $72 million at March 31, 2007 and $36 million at December 31, 2006 for the LogCAP and PCO Oil South contracts. The unapproved claims outstanding at March 31, 2007 and December 31, 2006, are considered to be probable of collection and have been recognized as revenue.

In addition, as of March 31, 2007, we had incurred approximately $178 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated amongst the task orders. We are in the process of preparing a request for a reallocation of funding to be submitted to the client for negotiation, and we anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

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

Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter 2006, the DCAA finalized its report and submitted it to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting. We have prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. The DCMA has approved KBR’s accounting system as acceptable for accumulating costs incurred under U.S. Government contracts.

SIGIR Report

In October 2006, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report stating that we have improperly labeled reports provided to our customer, AMC, as proprietary data, when data marked does not relate to internal contractor information. We will work with AMC to address the issues raised by the SIGIR report.

The Balkans

We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. In the fourth quarter 2006, we reached a negotiated settlement with the DOJ. KBR was not accused of any wrongdoing and did not admit to any wrongdoing. KBR is not suspended or debarred from bidding for or performing work for the U.S. government. The settlement did not have a material impact on our operating results in 2006.

Index

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. We were only recently served with the complaint and we have filed a motion to dismiss the suit. Although our investigation is ongoing, we believe the allegations to be without merit and we intend to vigorously defend this action. As of March 31, 2007, no amounts were accrued in connection with this matter.

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. As of March 31, 2007, we had not accrued any amounts in connection with this matter.

Note 9. Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

Halliburton provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The following provides a detailed discussion on the FCPA investigation.

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

Index

TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at March 31, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at March 31, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root LLC, one of our subsidiaries.

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton and KBR have been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Halliburton will continue to oversee and direct the investigations.  We will monitor the continuing investigations directed by Halliburton.

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before Halliburton’s 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees, including many current and former executives, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC and to others, including certain of our current and former employees, former executive officers and at least one of our subcontractors. We further understand that the DOJ issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

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

As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations,  that payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of these activities involve current or former employees or persons who were or are consultants to us, and the investigation is continuing.

In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The termination of Mr. Stanley occurred because of violations of Halliburton’s Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

Index

In 2006, Halliburton suspended the services of another agent who, until such suspension, had worked for us outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension by Halliburton will continue until such time, if ever, as Halliburton can satisfy itself regarding the agent’s compliance with applicable law and Halliburton’s Code of Business Conduct. In addition, Halliburton suspended the services of an additional agent on a separate current Nigerian project with respect to which Halliburton has received from a joint venture partner on that project allegations of wrongful payments made by such agent.  Until such time as the agents’ suspensions are favorably resolved, KBR will continue the suspension of its use of both of the referenced agents.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation and twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. In the first quarter of 2007, we had revenue of approximately $1.3 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During the first quarter of 2007, we had revenue of approximately $274 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

The investigations by the SEC and DOJ and foreign governmental authorities are continuing. We do not expect these investigations to be concluded in the immediate future. The various governmental authorities could conclude that violations of the FCPA or applicable analogous foreign laws have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by the U.S. and certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and, cash flow.

Index

Under the terms of the master separation agreement entered into in connection with the Offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root–Condor Spa, in which we do not have an interest greater than 50%.

As of March 31, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.

Halliburton has incurred $1 million and $5 million for the quarters ended March 31, 2007 and 2006, respectively, for expenses relating to the FCPA and bidding practices investigations. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between Halliburton and us. We will be responsible for all future legal costs we incur related to the these investigations.

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

The results of these investigations may have a material adverse effect on our business and results of operations. As of March 31, 2007, we are unable to estimate an amount of probable loss or range of possible loss related to these matters.

Possible Algerian investigation

We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root-Condor Spa, a joint venture among Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of March 31, 2007.

Barracuda-Caratinga project arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the floating production, storage, and offloading units, commonly referred to as FPSOs. These acceptances eliminated any further risk of liquidated damages being assessed but did not address the bolt arbitration discussed below. Our remaining obligation under the April 2006 agreement is primarily for warranty on the two vessels.

Index

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we believe there is no basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008.  As of March 31, 2007, we had not accrued any amounts related to this arbitration.

Under the master separation agreement, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

Improper payments reported to the SEC

During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during our audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel, and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. During 2003, we filed all outstanding tax returns and paid the associated taxes.

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

Iraq overtime litigation

During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP contract and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. That claim remains pending. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. It is our intention to continue to vigorously defend the remaining claim. As of March 31, 2007, we have not accrued any amounts related to this matter.

Environmental

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

Index

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2007, we had approximately $687 million in letters of credit and financial guarantees outstanding, of which $92 million were issued under our Revolving Credit Facility. Approximately $592 million of the remaining $595 million were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.

In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 25, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at November 20, 2006, the time of our initial public offering, and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by our customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

Other commitments

As of March 31, 2007, we had commitments to provide funds of $147 million to related companies, including $118 million related to our privately financed projects. As of December 31, 2006, these commitments were approximately $156 million, including $119 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $12 million of the commitments at March 31, 2007 to be paid during the remainder of 2007. In addition, we continue to fund operating cash shortfalls on the Barracuda-Caratinga project and are obligated to fund total shortages over the remaining life of the project. The remaining estimated project costs, net of revenue to be received, was $6 million at March 31, 2007.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $39 million and $43 million at March 31, 2007 and December 31, 2006, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Index

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term.

Note 10.  Income Taxes

The effective tax rate for the first quarter of 2007 was approximately 44% as compared to a rate of 51% in the first quarter of 2006.  Our effective tax rate for the first quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, operating losses from our railroad investment in Australia, and state and other taxes.  Our effective tax rate in the first quarter of 2006 was primarily due to not receiving a tax benefit for the impairment charge on our investment in the Alice-Spring Darwin railroad in Australia.

Effective January 1, 2007, KBR adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”).  The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits and an increase of approximately $10 million for accrued interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, we had total unrecognized tax benefits of $61 million.  During the quarter ended March 31, 2007, we had no significant changes in these tax positions related to the current reporting or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations.  As of January 1, 2007 and March 31, 2007, KBR estimates that $24 million in unrecognized tax benefits, if recognized, would affect the effective tax rate.

KBR recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations.  As of March 31, 2007, we had accrued approximately $13 million in interest and penalties.  During the quarter ended March 31, 2007, we did not recognize any material interest and penalties charges related to unrecognized tax benefits.

As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.  As of the quarter ended March 31, 2007, no material changes have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

KBR is the parent of a group of our domestic companies which are currently included in the U.S. consolidated federal income tax return of Halliburton. We also file income tax returns in various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 1998.

Income tax expense for KBR, Inc. is calculated on a pro rata basis. Under this method, income tax expense is determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group.  A second method which is available for determining tax expense is the separate return method. Under the separate return method, KBR income tax expense is calculated as if we had filed tax returns for its own operations, excluding other Halliburton operations. If we had calculated income tax expense from continuing operations using the separate return method as of January 1, 2007, the income tax expense from continuing operations recorded in the first quarter of 2007 would have been $20 million resulting in an effective tax rate of 28% under the separate return method. Similarly, if we had calculated income tax expense from discontinued operations using the separate return method as of January 1, 2007, the income tax expense recorded in the first quarter of 2007 would have been $1 million resulting in an effective tax rate of 35% under the separate return method.  The primary difference between the 44% effective tax rate for the quarter compared to the 28% rate under the separate return method is the assumed utilization of foreign tax credit carry forwards in the first quarter of 2007 under the separate return method.  These tax credits have been reimbursed to KBR through the tax sharing agreement with Halliburton.  As a result, KBR’s effective tax rate for 2007 is forecasted to be 44%.

Index

Note 11.  Income per Share

KBR’s basic and diluted earnings per share is based upon the weighted average common shares outstanding during the period of 168 million common shares for the quarter ended March 31, 2007 and 136 million common shares for the quarter ended March 31, 2006.  For the three months ended March 31, 2007, there were 991,093 options outstanding to purchase common stock of KBR and 964,677 restricted shares of KBR common stock outstanding.  The dilutive effect of these common stock equivalents was not material in the computation of diluted earnings per share.  There were no common stock equivalents outstanding during the three months ended March 31, 2006.  No adjustments to net income were made in calculating diluted earnings per share for the three months ended March 31, 2007 and 2006.

Note 12.  Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

Alice Springs-Darwin (“ASD”).  ASD is a joint venture consortium consisting of general partnerships registered in Australia and was created for the purpose of operating a railroad between Alice Springs and Darwin in Australia.  KBR owns a 36.7% interest in the partnership accounted for using the equity method of accounting.  At the end of the first quarter of 2006, we recorded a $26 million impairment charge to our investment due to sustained losses, lower than anticipated freight volume, and a slowdown in the planned expansion of the Port of Darwin.  The impairment charge is classified as a component of “Equity in losses of unconsolidated affiliates” in our condensed consolidated statements of operations.  Summarized financial information for the underlying business of ASD is as follows for the three months ended March 31, 2007 and 2006:

Statements of Operations (in millions)

	Three months ended March 31,
Millions of dollars	2007	2006

Revenue	$46	$32

Operating loss	$(1)	$(1)

Pretax Loss	$(12)	$(9)

Brown & Root Condor Spa (“BRC”).  During the first quarter of 2007, BRC has experienced a decline in new work awarded from various sources including Sonatrach, which is a significant customer of BRC and also owns a 51% interest in the business.  In addition, Sonatrach has canceled work previously awarded to BRC and has indicated to us that they wish to dissolve BRC.  We are discussing possible ways to dissolve BRC with Sonatrach including a possible sale of our interest in BRC to Sonatrach. As a result of its ongoing operating losses and the lack of new project awards, BRC's projected cash flows indicate that BRC will have difficulty in paying its obligations as they become due in 2007.  As a result, KBR determined that it is unlikely that it will recover the carrying amount of its net investment in BRC and has recorded an $18 million impairment charge during the first quarter of 2007.  Of the $18 million charge, approximately $16 million is classified as a component of “Equity in losses of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of operations.  In addition, during the first quarter of 2007, we billed approximately $2 million of services to BRC, which we expensed as a component of “Cost of services”.  Should our discussions with Sonatrach result in a sale of our equity interest in BRC, any net proceeds would result in a gain and reversal of all or a portion of the impairment charges recorded in the first quarter of 2007.

Index

Note 13.  Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31
	2007		2006
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$-	$13	$-	$12
Interest cost	1	42	1	34
Expected return on plan assets	(1)	(50)	(1)	(41)
Recognized actuarial loss	-	7	-	4
Net periodic benefit cost	$-	$12	$-	$9

We currently expect to contribute approximately $57 million to our international pension plans in 2007.  As of March 31, 2007, we contributed $14 million of the $57 million to our international pension plans.  We do not have a required minimum contribution for our domestic plans. We do not expect to make additional contributions to our domestic plans in 2007.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three months ended March 31, 2007 and 2006.

Note 14.  Reorganization of Business Operations

In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position us for the future. In connection with this reorganization, we recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated.  These termination benefits were offered to approximately 139 personnel, with 66 receiving enhanced termination benefits.  The terminated personnel were located in the United States and United Kingdom.  Of this amount, $3 million related to our Energy and Chemicals segment and $2 million related to our Government and Infrastructure segment. The restructuring charge was included in “General and administrative” expense in our consolidated statements of operations for the year ended December 31, 2006.  During the first quarter of 2007, approximately $2 million of the termination benefits were paid.  The remaining balance in the restructuring reserve account included in “Accounts payable” was $3 million as of March 31, 2007.

Note 15.  Related Party

Halliburton and certain of its subsidiaries provide various interim support services to KBR, including information technology, legal and internal audit. Costs for information technology, including payroll processing services, which totaled $2 million and $3 million for the quarters ended March 31, 2007 and 2006, respectively, are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services allocated to us were $3 million and $6 million for the quarters ended March 31, 2007 and 2006, respectively. Costs for these other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location.

Historically, Halliburton has centrally developed, negotiated and administered our risk management process. This insurance program has included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $3 million and $4 million, representing our share of these risk management coverages and related administrative costs, have been allocated to us for the quarters ended March 31, 2007 and 2006, respectively. These expenses are included in cost of services in the condensed consolidated statements of operations. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as general liability, property damage and workers’ compensation. However, subject to specific limitations, Halliburton has had umbrella insurance coverage for some of these risk exposures. As a result of our complete separation from Halliburton, we have implemented our own stand-alone insurance and risk management programs with policies that provide substantially the same coverage as we had under Halliburton, with the exception of property coverage.  Our property coverage differs from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties.

Index

The balances for the related party transactions described above are reflected in the consolidated balance sheets as “Due to Halliburton, net”.  KBR had a $29 million and $152 million balance payable to Halliburton at March 31, 2007 and December 31, 2006, respectively, which consisted of amounts KBR owes Halliburton for estimated current year outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.  The average intercompany balance for the three months ended March 31, 2007 and 2006 was $95 million and $835 million, respectively.

All of the charges described above have been included as costs of our operation in these condensed consolidated statements of operations. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2007, we had approximately $687 million in letters of credit and financial guarantees outstanding of which $514 million related to our joint venture operations, including $164 million issued in connection with the Allenby & Connaught project.  Of the total $687 million, approximately $592 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton.  In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future.  The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations were $109 million and $102 million for the quarters ended March 31, 2007 and 2006, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of operations was $43 million for the quarter ended March 31, 2007 and $11 million for the quarter ended March 31, 2006.

Note 16.  New Accounting Standards

In September 2006, the FASB Staff issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP.  The guidance in this FSP is effective January 1, 2007 and is to be retrospectively applied for all periods presented.  The guidance in this FSP affects KBR with regard to a 50%-owned joint venture that leases offshore vessels requiring periodic major maintenance.  This joint venture was contributed to KBR by Halliburton on April 1, 2006.  KBR accounts for its investment in this joint venture under the equity method of accounting.  As a result, KBR has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities.  The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation of these costs over an estimated period until future maintenance activities are repeated.  The result is an increase to KBR’s investment in the equity of this joint venture and an increase to additional paid-in capital of approximately $7 million as of April 1, 2006.  The effect of the change in accounting on KBR’s operating results for the year ended December 31, 2006 was immaterial.

See Note 10 for discussion regarding our adoption of FIN 48.

Index

Note 17. Discontinued Operations

In May 2006, we completed the sale of our Production Services group, which was part of our E&C segment. The Production Services group delivers a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006.  During the first quarter of 2007, we settled certain claims related to the Production Services group resulting in a charge of approximately $2 million net of tax. In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group for the current and prior periods have been reported as discontinued operations in our condensed consolidated statements of operations, which are summarized in the following table:

	Three months ended March 31,
Millions of dollars	2007	2006

Revenue	$-	217

Operating profit	$(4)	$8

Pretax income (loss)	$(4)	$8

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year.  The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2006 Annual Report on Form 10-K.

Forward-Looking Information

This report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operation and backlog information.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Risk Factors” and those risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

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

Index

Separation from Halliburton

On February 26, 2007, Halliburton’s board of directors approved a plan under which Halliburton would dispose of its remaining interest in KBR through a tax-free exchange with Halliburton’s stockholders pursuant to the Exchange Offer.  On March 2, 2007, KBR filed with the SEC a registration statement on Form S-4 with respect to the terms and conditions of the Exchange Offer.  On April 5, 2007, Halliburton completed the separation of KBR by exchanging the 135,627,000 shares of KBR owned by Halliburton for shares of Halliburton common stock pursuant to the terms of the Exchange Offer

Pursuant to the master separation agreement between Halliburton and KBR, dated as of November 20, 2006, Albert O. Cornelison, Jr., C. Christopher Gaut, Andrew R. Lane and Mark A. McCollum each resigned from his position as a director of KBR effective immediately upon our separation from Halliburton on April 5, 2007 as described above.  Messrs. Cornelison, Gaut, Lane and McCollum are executive officers of Halliburton. Immediately thereafter, Loren K. Carroll and John R. Huff were appointed to our board of directors to fill two of the vacancies as a result of the resignations of the Halliburton directors.  On April 17, 2007, W. Frank Blount was also added to our board of directors.

Also, effective upon the separation, our board of directors was divided into three classes of directors, each class being divided as nearly equal in number as possible.  Each director will serve a term ending on the third annual meeting of stockholders following the annual meeting of stockholders at which that director was elected.  However, the directors first designated as a Class I directors will serve for a term expiring at the annual meeting of stockholders in 2007, the directors first designated as a Class II directors will serve for a term expiring at the annual meeting of stockholders in 2008, and the directors first designated as a Class III directors will serve for a term expiring at the annual meeting of stockholders in 2009 .

In connection with the Offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements including, among others, a master separation agreement, tax sharing agreement, transition services agreements, and an employee matters agreement.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the FCPA investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business.  See Note 9 to our condensed consolidated financial statements for further discussion of the FCPA investigations and the Barracuda-Caratinga project.

The tax sharing agreement, as amended, provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.  As a result of the Offering,  Halliburton will be responsible for filing all U.S. income tax returns required to be filed through April 5, 2007, the date KBR ceased to be a member of the Halliburton consolidated tax group.  Halliburton will also be responsible for paying the taxes related to the returns it is responsible for filing.  We will pay Halliburton our allocable share of such taxes.  We are obligated to pay Halliburton for the utilization of net operating losses, if any, generated by Halliburton prior to the deconsolidation to offset our consolidated federal income tax liability.

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton.  These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit.  The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided.  Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements.

The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton.  Among other items, the employee matters agreement provides for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock.  At March 31, 2007, these awards consisted of 1.2 million Halliburton stock options with a weighted average exercise price per share of $15.01 and .6 million restricted stock awards with a weighted average grant-date fair value per share of $17.95.  We do not expect the modification of these awards in the second quarter of 2007 to have a material impact on our future results of operations.

Index

See Notes 2 and 15 to our condensed consolidated financial statements for further discussion of the above agreements and other related party transactions with Halliburton.

Business Environment and Results of Operations

Business Environment

We are a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We are a leader in many of the growing end-markets that we serve, particularly gas monetization, having designed and constructed, alone or with joint venture partners, more than half of the world’s operating LNG production capacity over the past 30 years. In addition, we are one of the ten largest government defense contractors worldwide according to a Defense News ranking based on fiscal 2005 revenue and, accordingly, we believe we are the world’s largest government defense services provider. For fiscal year 2005, we were the sixth largest contractor for the DoD based on its prime contract awards.

We offer our wide range of services through three business segments, E&C, G&I and Ventures. Although we provide a wide range of services, our business in each of our segments is heavily focused on major projects. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our projects are generally long term in nature and are impacted by factors including local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services. Demand for our services depends primarily on our customers’ capital expenditures and budgets for construction and defense services. We have benefitted from increased capital expenditures by our petroleum and petrochemical customers driven by high crude oil and natural gas prices and general global economic expansion. Additionally, the heightened focus on global security and major military force realignments, particularly in the Middle East, as well as a global expansion in government outsourcing, have all contributed to increased demand for the type of services that we provide.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls, or currency fluctuations.

Contract Structure

Engineering and construction contracts can be broadly categorized as either cost-reimbursable or fixed-price, sometimes referred to as lump sum. Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must predetermine both the quantities of work to be performed and the costs associated with executing the work. While fixed-price contracts involve greater risk, they also are potentially more profitable for us, since the owner/customer pays a premium to transfer many risks to us. Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost-reimbursable contracts are generally less risky to us, since the owner/customer retains many of the risks. We are continuing with our strategy to move away from offshore fixed-price EPIC contracts within our E&C segment. We have only two remaining major fixed-price EPIC offshore projects. As of March 31, 2007, both of these offshore projects were substantially complete.

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

Index

Outsourcing of operations and maintenance work by industrial and energy companies has been increasing worldwide. Additional opportunities in this area are anticipated as the aging infrastructure in United States refineries and chemical plants requires more maintenance and repairs to minimize production downtime. More stringent industry safety standards and environmental regulations also lead to higher maintenance standards and costs.

Resource constraints, escalating material and equipment prices, and ongoing supply chain pricing pressures are causing delays in awards of and, in some cases, cancellations of major gas monetization and upstream prospects. Of the eight very large scale (each defined for these purposes as having approximately $2 billion or more in estimated revenue to us or other parties (or total installed cost to the client) over the course of the project) natural gas projects that we have been pursuing for new awards, three have either been cancelled or awarded to competitors and we believe the awards of two others may also be significantly delayed or cancelled. Although two additional very large scale natural gas projects have subsequently been added to our pursuit list, due to the lengthy nature of the bidding process, we do not expect awards for these projects to be made in the near term. These developments may negatively and materially impact our 2007 and 2008 results (excluding consideration of potential offsets such as the slower than expected decline in LogCAP III activity, or work in other areas and overhead reductions that may or may not be realized). It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters.

Escravos Project. During 2006, we identified increases in the originally estimated $1.7 billion cost to complete our consolidated 50%-owned GTL project in Escravos, Nigeria, of approximately $452 million, which resulted in our recording charges totaling $157 million before minority interest and taxes during that year. These charges were primarily attributable to increases in the overall estimated cost to complete this four-plus year project. The project, which was awarded in April 2005, has experienced delays relating to civil unrest and security at the project site on the Escravos River, scope changes, as well as engineering and construction modifications due to necessary front-end engineering design changes. In the fourth quarter of 2006, KBR reached agreement with the project owner to settle the $264 million in unapproved change orders related to this project. As a result, portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics.

Subsequent to 2006, because of a continued lack of access to the project site caused by civil unrest and security issues on the Escravos River near the project site, KBR has made no significant construction progress and is currently behind schedule in testing the soil condition at the project site and is behind the scheduled construction completion plan at this time.  In addition, KBR expects little, if any, construction progress will occur in the near future.  As a result, KBR expects that it will incur significant additional costs, including materials storage and double handling costs, increased freight costs, additional subcontractor costs, and other costs resulting from the extension of the construction period.  Additionally, ongoing updates to material cost estimates could result in the identification of materials price escalation and quantity growth as KBR completes engineering and procurement work.

KBR believes that future cost increases attributable to civil unrest and security should ultimately be recoverable through future change orders pursuant to the terms of the contract as amended in 2006.  To the extent that these cost increases were identified and have been included in the March 31, 2007 estimated project costs, the project owner has worked with us to provide entitlement allowing us to increase our project revenue estimates for unapproved change orders at March 31, 2007 as discussed above. In addition, KBR believes that costs associated with potential differences in actual rather than anticipated soil conditions should ultimately be recoverable.  The project owner may disagree with KBR’s views.  Other costs such as increased materials price escalation and quantity growth may or may not be recoverable through change orders.

To the extent that these increased costs are not recoverable by KBR through additional change orders or contract amendments, KBR will incur additional losses which could be material, possibly as early as the second quarter of 2007. Even to the extent that KBR is successful in obtaining change orders for any additional costs, there could be timing differences between the recognition of such costs and recognition of offsetting potential recoveries from the client, if any.  Further, until such time as the project owner provides the necessary access and security to achieve the agreed construction plan, KBR may continue to incur additional costs, which the project owner may view as non-recoverable, and may in turn result in additional material losses thereafter.

As of March 31, 2007, KBR has accounted for a cumulative $106 million of costs and revenues as unapproved change orders primarily related to cost increases. The $106 millions of costs and revenues for unapproved change orders includes $43 million that remains outstanding from December 31, 2006, and the $63 million that arose during the first quarter of 2007. At the end of the first quarter of 2007, the offshore portion of the project including engineering and procurement on the project was approximately 71% complete and the construction was less than one percent complete.

Index

We, our joint venture partner, and the project owner continue to have an active and ongoing discussion to find an optimal way to execute the project, respecting the interests of all parties.

Brown & Root Condor Spa (“BRC”). During the first quarter of 2007, BRC has experienced a decline in new work awarded from various sources including Sonatrach which is a significant customer of BRC and also owns a 51% interest in the business.  In addition, Sonatrach has canceled work previously awarded to BRC and has indicated to us that they wish to dissolve BRC.  We are discussing possible ways to dissolve BRC with Sonatrach including a possible sale of our interest in BRC to Sonatrach. As a result of its ongoing operating losses and the lack of new project awards, BRC's projected cash flows indicate that BRC will have difficulty in paying its obligations as they become due in 2007.  As a result, KBR determined that it is unlikely that it will recover the carrying amount of its net investment in BRC and has recorded an $18 million impairment charge during the first quarter of 2007. In addition, during the first quarter of 2007 we billed approximately $2 million of services to BRC which we expensed as incurred. Should our discussions with Sonatrach result in a sale of our equity interest in BRC, any net proceeds would result in a gain and reversal of all or a portion of the impairment charges recorded in the first quarter of 2007.

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

At Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we believe there is no basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. Under the master separation agreement we entered into with Halliburton in connection with the Offering, Halliburton agreed, subject to certain conditions, to indemnify us and hold us harmless from all cash costs and expenses incurred as a result of the replacement of the subsea bolts. As of March 31, 2007, we have not accrued any amounts related to this arbitration.

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

We are also the majority owner of Devonport Management Limited (“DML”), the owner and operator of one of Western Europe’s largest naval dockyard complexes. Our DML shipyard operations are primarily engaged in refueling nuclear submarines and performing maintenance on surface vessels for the MoD as well as limited commercial projects. We are engaging in discussions with the MoD regarding KBR’s ownership in DML and the possibility of reducing or disposing of our interest. Although no decision has been made with respect to a disposition of our interest in DML, we are supporting a process to identify potential bidders that may have an interest in acquiring our interest in DML. We do not know at this time if the process will result in a disposition of our interest in DML.

Index

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

In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at March 31, 2007 was $2.5 billion.  Iraq-related work contributed $1.0 billion and $1.1 billion to consolidated revenue and $37 million and $27 million to consolidated operating income for the three months ended March 31, 2007 and 2006, respectively.  Our operating margins before corporate costs and taxes for our Iraq-related was 3.6% and 2.5% for the three months ended March 31, 2007 and 2006, respectively.  During the almost five-year period we have worked under the LogCAP III contract, we have been awarded 64 “excellent” ratings out of 76 total ratings.  We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2007.

In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which may be extended by the DoD through the fourth quarter of 2007. We are currently bidding on the LogCAP IV contract. We expect that the contract will be awarded during the second quarter of 2007. Despite the award of the August 2006 task order under and extension of our LogCAP III contract and the possibility of being awarded a portion of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back the amount of services we provide. However, as a result of the recently announced surge of additional troops and extended tours of duty in Iraq, we expect the decline to occur more slowly than we previously expected.

Ventures Activity

As a result of changes in the monthly financial and operating information provided to our chief operating decision maker, we redefined our reportable segments to now include the Ventures segment.  Our Ventures segment develops, provides assistance in arranging financing for, makes equity and debt investments in, and participates in managing entities owning assets generally from projects in which one of our other business segments has a direct role in the engineering, construction, and/or operations and maintenance.  The creation of the Ventures segment provides management focus on our investments in the entities that owns the assets.  Projects developed and under current management include government services such as defense procurement and operations and maintenance services for equipment, military infrastructure construction and program management, toll roads and railroads, and energy and chemical plants. The results of our Ventures segment are primarily generated by investments accounted for under the equity method.

Index

Results of Operations

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
E&C—Gas Monetization Projects	$257	$165	$92	56%
E&C—Offshore Projects	61	89	(28)	(31)%
E&C—Other	258	287	(29)	(10)%
Total Energy and Chemicals	576	541	35	6%
G&I—Middle East Operations	1,142	1,194	(52)	(4)%
G&I—DML Shipyard Operations	224	190	34	18%
G&I—Other	315	357	(42)	(12)%
Total Government and Infrastructure	1,681	1,741	(60)	(3)%
Ventures	(6)	(36)	30	83%
Total revenue	$2,251	$2,246	$5	-
Operating Income (loss):
E&C—Gas Monetization Projects	$6	$5	$1	20%
E&C—Offshore Projects	2	(9)	11	122%
E&C—Other	5	48	(43)	(90)%
Total Energy and Chemicals	13	44	(31)	(70)%
G&I—Middle East Operations	29	29	-	-
G&I—DML Shipyard Operations	14	15	(1)	(7)%
G&I—Other	12	8	4	50%
Total Government and Infrastructure	55	52	3	6%
Ventures	(6)	(36)	30	83%
Total operating income (loss)	$62	$60	$2	3%
________________________
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

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenue. E&C revenue increased $35 million to $576 million for the first three months of 2007 compared to $541 million for the first three months of 2006. This increase in revenue was primarily due to a $92 million increase in revenue from our gas monetization projects. These increases were partially offset by a $16 million decrease in revenue from a substantially complete crude oil project in Canada and a decrease of $15 million related to the substantially complete Barracuda-Caratinga project in Brazil.

E&C revenue from our gas monetization projects for the first three months of 2007 was $257 million compared to $165 million for the same period in 2006. This increase is primarily due to the start-up of several projects awarded in 2005 or early 2006, including the work performed by us on the Pearl GTL project and revenue earned on the Escravos GTL project. Revenue related to these two projects was $101 million higher in the first quarter of 2007 compared to the same period in 2006.

E&C revenue from our offshore projects for the first three months of 2007 was $61 million compared to $89 million for the first three months of 2006. This decrease in revenue is primarily due to reduced activity on our lump-sum EPIC projects, Barracuda-Caratinga and Belanak. In April of 2006, we received acceptance of the FPSOs on the Barracuda-Carratinga project. Our current offshore work is primarily related to several projects we are performing in the Caspian Sea.

G&I revenue decreased $60 million in the first three months of 2007 compared to the first three months of 2006. This decrease is primarily due to a $50 million decrease in revenue from Iraq-related activities, a $24 million decrease in revenue under our Balkans support contract and a $63 million decrease in revenue related to worldwide U.S. Naval assessment and repair work under the under our CONCAP III contract.  These decreases were partially offset by an increase of $34 million in revenue from our DML shipyard operations and $15 million on our U.S. government support services contract in Europe.

G&I revenue from our Middle East operations, which includes Iraq-related activities, for the first three months of 2007 was $1.1 billion compared to $1.2 billion for the first three months of 2006. The $52 million decrease was primarily due to lower activity on our LogCAP III contract as our customer continued to scale back the construction and procurement related to military sites in Iraq.

G&I revenue from our DML shipyard operations for the first three months of 2007 was $224 million compared to $190 million for the first three months of 2006. This increase is primarily due to increases in activity related to several major submarine refit contracts for the MoD.

Index

Ventures revenue increased $30 million to $(6) million for the first three months of 2007 compared to $(36) million for the first three months of 2006. The first quarter of 2006 included a $26 million impairment charge that was recorded on our equity investment in the Alice Springs-Darwin railroad project.

Operating income. E&C operating income for the first three months of 2007 was $13 million compared to operating income of $44 million in the first three months of 2006. The decrease is largely related to $20 million in charges recorded during the first quarter of 2007 related to our investment in BRC.  Additionally, operating income in the first three months of 2006 related to an ammonia plant construction project in Egypt was higher as a result of the completion of the front end engineering and design work for the plant.

E&C operating income from gas monetization for the first three months of 2007 was $6 million compared to operating income of $5 million for the first three months of 2006. Operating income for the first three months of 2006 included front end engineering and design work on several LNG projects that were either cancelled or delayed.

E&C operating income from our offshore projects for the first three months of 2007 was $2 million compared to an operating loss of $(9) million for the first three months of 2006. The operating income increase was primarily due to $15 million of additional charges for our Barracuda-Carratinga project recorded in the first quarter of 2006.

G&I operating income increased $3 million to $55 million for the first three months of 2007 compared to $52 million for the first three months of 2006.  Operating income from our Iraq-related operations was approximately $10 million higher in the first quarter of 2007 compared to the same period in 2006.  This increase was partially offset by lower operating income on various other government related work.

G&I operating income from our Middle East operations was $29 million for the first three months of 2007 compared to $29 million in first three months of 2006.  Operating income on our LogCAP III contract remained unchanged in the first quarter of 2007 as compared to the same period in 2006.

G&I operating income from our DML shipyard operations in the first three months of 2006 decreased to $14 million compared to $15 million for the first three months of 2006.  The decrease is because of a favorable settlement achieved on work for the MoD during the first quarter of 2006 and a charge recorded on committed work in the first quarter of 2007. DML completed a major submarine refit contract during the first quarter of 2007 and continues work on two other refit contracts for the MoD.

Ventures operating loss for the first three months of 2007 was $(6) million compared to an operating loss of $(36) million in the first three months of 2006. The first quarter of 2006 included a $26 million impairment charge that was recorded on our equity investment in the Alice Springs-Darwin railroad project.

Non-operating items. Related party interest expense was zero for the first three months of 2007 compared to $17 million for the first three months of 2006.  The decrease is due to the pay down of our $774 million interest bearing subordinated intercompany notes, which occurred in November 2006.

Net interest income increased $10 million to $13 million for the first three months of 2007 compared to net interest income of $3 million for the first three months of 2006. The increase in net interest income is primarily due to additional interest earned on higher cash balances during the first quarter of 2007.  As of March 31, 2007, we had total cash and equivalents of approximately $1.3 billion (including restricted and committed cash of $470 million) compared to $366 million as of March 31, 2006.

Provision for income taxes from continuing operations in the first three months of 2007 was $32 million compared to $26 million in the first three months of 2006.  The effective tax rate for the first quarter of 2007 was approximately 44% as compared to a rate of 51% in the first quarter of 2006.  Our effective tax rate for the first quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, operating losses from our railroad investment in Australia, and state and other taxes.  Our effective tax rate in the first quarter of 2006 exceeded our statutory rate primarily due to not receiving a tax benefit for the impairment charge on our investment in the Alice Spring-Darwin railroad in Australia.

Index

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue As of March 31, 2007, our backlog for projects related to unconsolidated joint ventures was $1.1 billion in the E&C segment, $1.9 billion in the G&I segment, and $0.6 billion in the Ventures segment.  As of December 31, 2006, our backlog for projects related to unconsolidated joint ventures was $1.6 billion in the E&C segment, $2.1 billion in the G&I segment, and $0.7 billion in the Ventures segment. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures. As of March 31, 2007, our backlog related to consolidated joint ventures with minority interest was $2.5 billion in the E&C segment, $1.3 billion in the G&I segment, and $0 in the Ventures segment.  As of December 31, 2006, our backlog for projects related to joint ventures with minority interest was $2.8 billion in the E&C segment, $1.2 billion in the G&I segment, and $0 in the Ventures segment.

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

Backlog(1)
(in millions)

(in millions)
	March 31, 2007	December 31, 2006
E&C—Gas Monetization	$3,517	$3,883
E&C—Offshore Projects	150	130
E&C—Other	1,132	1,700
Total E&C	4,799	5,713
G&I—Middle East Operations	2,543	3,066
G&I—DML Shipyard Operations	1,220	1,079
G&I—Other	2,773	2,998
Total G&I	6,536	7,143
Ventures	628	660
Total backlog for continuing operations	$11,963	$13,516
__________________
(1)
Our G&I and Ventures segment’s total backlog from continuing operations attributable to firm orders was $6.1 billion and $628 million as of March 31, 2007 and $5.0 billion and $660 million as of December 31, 2006, respectively. Our G&I segment total backlog from continuing operations attributable to unfunded orders was $472 million as of March 31, 2007 and $2.1 billion as of December 31, 2006.

Index

We estimate that as of March 31, 2007, 62% of our E&C segment backlog, 70% of our G&I segment backlog and 20% of our Ventures segment backlog will be complete within one year. As of March 31, 2007, 36% of our backlog for continuing operations was attributable to fixed-price contracts and 64% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we characterize the entire contract based on the predominant component. In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through September 2007 under the LogCAP III contract. As of March 31, 2007, our backlog under the LogCAP III contract was $2.5 billion.

Liquidity and Capital Resources

At March 31, 2007 and December 31, 2006, cash and equivalents totaled $1.3 billion and $1.5 billion, respectively. These balances include cash and cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes and which totaled $470 million at March 31, 2007 and $527 million at December 31, 2006. The use of these cash balances is limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.

Significant sources of cash

Cash flow used in operations was $(3) million for the first three months of 2007.  Our working capital requirements for our Iraq-related work, excluding cash and equivalents, increased from $248 million at December 31, 2006 to $326 million at March 31, 2007.

Further available sources of cash.  We have available an unsecured $850 million five-year revolving credit facility.  Letters of credit that totaled $92 million were issued under the revolving credit facility, thus reducing the availability under the credit facility to approximately $758 million at March 31, 2007.  There were no cash drawings under the revolving credit facility as of March 31, 2007.

Significant uses of cash

During the first quarter of 2007, we made net payments of $123 million to Halliburton.  The payments to Halliburton during the quarter relate to various support services provided by Halliburton under our transition services agreement and other amounts.  The amount due to Halliburton decreased from $152 million at December 31, 2006 to $29 million at March 31, 2007.

In the first three months of 2007, we contributed a total of $14 million to our United Kingdom pension plans.

Capital expenditures of $12 million in the first three months of 2007 were $10 million lower than the first three months of 2006.

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.

As of March 31, 2007, we had commitments to fund approximately $147 million to related companies.  These commitments arose primarily during the start-up of these entities due to the losses incurred by them.  We expect approximately $12 million of commitments to be paid during the remainder of 2007.

We currently expect to contribute approximately $57 million to our international pension plans in 2007.

Capital spending for 2007 is expected to be approximately $90 million.

Letters of credit, bonds and financial and performance guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2007, we had approximately $687 million in letters of credit and financial guarantees outstanding of which $514 million related to our joint venture operations, including $164 million issued in connection with the Allenby & Connaught project.  Of the total $687 million, approximately $592 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton.  In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future.  The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until (i) these guarantees expire at the earlier of (a) the termination of the underlying project contract and (b) KBR’s obligation thereunder or the expiration of the relevant credit support instrument in accordance with its terms or (ii) release of such instrument by the customer.

Index

We have limited stand-alone bonding capacity without Halliburton, and Halliburton is no longer obligated to provide credit support for our letters of credit, surety bonds and other guarantees, except to the limited extent it has agreed to do so under the terms of the master separation agreement entered into in connection with the Offering. We have obtained a limited amount of stand-alone surety capacity and are engaged in discussions with surety companies to obtain additional stand-alone capacity.

Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make. We are limited in the amount of additional letters of credit and other debt we can incur outside of the Revolving Credit Facility. Also, under the current provisions of the Revolving Credit Facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or us, directly or indirectly acquire 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, the borrower under the facility and a wholly owned subsidiary of KBR. We are generally prohibited from purchasing, redeeming, retiring, or otherwise acquiring any of our common stock unless it is in connection with a compensation plan, program, or practice provided that the aggregate price paid for such transactions does not exceed $25 million in any fiscal year.

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 55% until June 30, 2007 and 50% thereafter; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At March 31, 2007 and December 31, 2006, we were in compliance with these ratios and other covenants.

Off balance sheet arrangements and other factors affecting liquidity

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R.  These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $31 million and $3 million at March 31, 2007 and December 31, 2006, respectively. Our equity in earnings (losses) from privately financed project entities totaled $(1) million and $(5) million for the quarters ending March 31, 2007 and 2006, respectively.

As of March 31, 2007, we had incurred $178 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the U.S. Army for negotiation. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest.  We continue to provide additional information as requested by the Army. As of April 20, 2007, the Army has not issued any further payment adjustments regarding security costs.

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

Index

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time, but we believe that they should be less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue.  As of March 31, 2007, no amounts have been accrued for suspended security billings.

Legal Proceedings

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. In addition, we are responding to a  March 19, 2007 subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. A failure to comply with export control laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. As of March 31, 2007, we had not accrued any amounts related to this matter.  Please read Risk Factors - Our government contracts work is regularly reviewed and audited by our customer, government auditors and other, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us” in this quarterly report.

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

New Accounting Standards

In September 2006, the FASB Staff issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP.  The guidance in this FSP is effective January 1, 2007 and is to be retrospectively applied for all financial statements presented.  The guidance in this FSP affects KBR with regard to a 50% owned joint venture that leases semi-submersible oil platform service vessels requiring periodic major maintenance.  This joint venture was contributed to KBR by Halliburton on April 1, 2006.  KBR accounts for its investment in this joint venture under the equity method of accounting.  As a result, KBR has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities effective January 1, 2007 and for all periods presented in these consolidated financial statements.  The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation of these costs over an estimated period until future maintenance activities are repeated.  The result of retroactively applying this guidance is an increase to KBR’s investment in the equity of this joint venture and additional paid-in capital of approximately $7 million as of April 1, 2006.  Additionally, the effect of the conversion on KBR’s operating results for the year ended December 31, 2006 was immaterial.

See Note 10 to our condensed consolidated financial statements regarding our adoption of FIN 48.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial instrument market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures.  The objective of our risk management is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates.  Our use of derivative instruments includes the following types of market risk:

-	volatility of the currency rates;
-	time horizon of the derivative instruments;
-	market cycles; and
-	the type of derivative instruments used.

We do not use derivative instruments for trading purposes.  We do not consider any of these risk management activities to be material.

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information related to various commitments and contingencies is described in Notes 8 and 9 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.

Item 1A.  Risk Factors

Please refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors on pages 53-79 of our 2006 Annual Report on Form 10-K, which is incorporated herein by reference. The risk factors discussed below update those risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

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

We have identified issues for disclosure, and it is possible that we will identify additional issues for disclosure.  Specifically, we have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed.  In addition, on March 19, 2007, the Department of Defense, Office of the Inspector General, issued a subpoena through the Defense Criminal Investigative Service for information concerning items exported in connection with the our contract to support military operations in Iraq.  The subpoena requests documents that relate to licensing for armor for convoy trucks and antiboycott issues.  We are in the process of responding to that subpoena.  A determination that we have failed to comply with one or more of these export controls could result in civil and/ or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition or results of operations. We expect to incur legal and other costs, which could include penalties, in connection with these export control disclosures and investigations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2006, we completed the Offering of 32,016,000 shares of our common stock at a price of $17.00 per share, including 4,176,000 shares of common stock sold pursuant to the exercise of the underwriters’ overallotment option.  The book-running managers for the offering were Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and UBS Securities LLC.  The net proceeds received by us in the offering were $511 million, determined as follows (in millions):

Aggregate offering proceeds to the Company	$544

Underwriting discounts and commissions	33
Finders fees	-
Expenses paid to or for the underwriters	-
Other fees and expenses	-
Total discounts, commissions, fees and expenses	33

Net proceeds to the Company	$511

None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

The net proceeds were used: (a) to repay approximately $450 million of indebtedness owed to subsidiaries of Halliburton under subordinated intercompany notes and (b) for general business purposes.  Except for the $450 million paid to Halliburton, none of the net proceeds were used to pay our directors or officers or their associates, persons owning 10% or more of our common stock or any affiliates of ours.

This issuance was made pursuant to our Registration Statement on Form S-1 (File No. 333-133302) as declared effective by the Securities and Exchange Commission on November 15, 2006.  After completion of the Offering and the exercise of the underwriters’ over-allotment option, there were no additional shares of common stock available for sale under the Registration Statement on Form S-1.

There have been no unregistered sales of equity securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

	10.1	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007).

	10.2	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

	10.3	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

	10.4	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

	10.5
Tax Sharing Agreement, dated as of January 1, 2006, by and among Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

	10.6
Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.3 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

Index

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

KBR, INC.

/s/ CEDRIC W. BURGHER	/s/ JOHN W. GANN, JR.
Cedric W. Burgher	John W. Gann, Jr.
Senior Vice President and	Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: May 4, 2007