Form 10-Q
period 2007-06-30
KBR, INC.
filed 2007-08-02
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Yes  ☐    No  ☒

As of July 27, 2007, 168,988,336 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

KBR, Inc.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Services	$2,114	$2,228	$4,143	$4,308
Equity in earnings (losses) of unconsolidated affiliates, net	38	8	36	(16)
Total revenue	2,152	2,236	4,179	4,292
Operating costs and expenses:
Cost of services	2,057	2,265	4,010	4,261
General and administrative	30	24	59	41
Other operating income	-	(6)	-	(6)
Total operating costs and expenses	2,087	2,283	4,069	4,296
Operating income (loss)	65	(47)	110	(4)
Interest expense-related party	-	(11)	-	(28)
Interest income, net	14	2	27	5
Foreign currency losses, net	(2)	(15)	(5)	(10)
Other non-operating gains, net	1	-	1	-
Income (loss) from continuing operations before income taxes and minority interest	78	(71)	133	(37)
Benefit (provision) for income taxes	(32)	29	(58)	7
Minority interest in net earnings (losses) of subsidiaries	4	46	(1)	47
Income from continuing operations	50	4	74	17
Income from discontinued operations, net of tax provision of $(128), $(52), $(133) and $(60)	90	88	94	101
Net income	$140	$92	$168	$118
Basic income per share (1):
Continuing operations	$0.30	$0.03	$0.44	$0.13
Discontinued operations, net	0.54	0.65	0.56	0.74
Net income per share	$0.83	$0.68	$1.00	$0.87
Diluted income per share (1):
Continuing operations	$0.30	$0.03	$0.44	$0.13
Discontinued operations, net	0.53	0.65	0.56	0.74
Net income per share	$0.83	$0.68	$0.99	$0.87
Basic weighted average common shares outstanding	168	136	168	136
Diluted weighted average common shares outstanding	169	136	169	136

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and equivalents	$2,016	$1,410
Receivables:
Notes and accounts receivable (less allowance for bad debts of $76 and $57)	815	761
Unbilled receivables on uncompleted contracts	836	1,110
Total receivables	1,651	1,871
Deferred income taxes	132	120
Other current assets	270	240
Current assets of discontinued operations, net	11	257
Total current assets	4,080	3,898
Property, plant, and equipment, net of accumulated depreciation of $221 and $205	215	211
Goodwill	251	251
Equity in and advances to related companies	301	296
Noncurrent deferred income taxes	139	156
Unbilled receivables on uncompleted contracts	194	194
Other assets	42	51
Noncurrent assets of discontinued operations, net	-	357
Total assets	$5,222	$5,414
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,056	$1,177
Due to Halliburton, net	-	152
Advanced billings on uncompleted contracts	968	767
Reserve for estimated losses on uncompleted contracts	150	180
Employee compensation and benefits	268	259
Other current liabilities	313	174
Current liabilities of discontinued operations, net	-	274
Total current liabilities	2,755	2,983
Noncurrent employee compensation and benefits	206	221
Other noncurrent liabilities	155	149
Noncurrent income tax payable	65	-
Noncurrent deferred tax liability	33	44
Noncurrent liabilities of discontinued operations, net	-	188
Total liabilities	3,214	3,585
Minority interest in consolidated subsidiaries (including $0 and $44 related to discontinued operations)	(33)	35
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, $0.001 par value, 300,000,000 shares authorized, 168,939,043 and 167,772,410 shares issued and outstanding	-	-
Paid-in capital in excess of par value	2,066	2,058
Accumulated other comprehensive loss	(210)	(291)
Retained earnings	185	27
Total shareholders’ equity and accumulated other comprehensive loss	2,041	1,794
Total liabilities, minority interest, shareholders’ equity and accumulated other comprehensive loss	$5,222	$5,414

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$168	$118
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24	23
Distribution from (to) related companies, net of equity in earnings (losses) of unconsolidated affiliates	(18)	-
Deferred income taxes	22	(4)
Gain on sale of assets, net	(216)	(129)
Impairment of equity method investments	18	36
Other	43	(26)
Changes in operating assets and liabilities:
Receivables	(85)	291
Unbilled receivables on uncompleted contracts	242	(85)
Accounts payable	(116)	(199)
Advanced billings on uncompleted contracts	201	464
Reserve for estimated loss on uncompleted contracts	(30)	112
Employee compensation and benefits	9	(90)
Other assets	(60)	(90)
Other liabilities	272	40
Total cash flows provided by operating activities	474	461
Cash flows from investing activities:
Capital expenditures	(23)	(42)
Sales of property, plant and equipment	1	4
Disposition of businesses/investments, net of cash disposed	334	276
Other investing activities	(1)	-
Total cash flows provided by investing activities	311	238
Cash flows from financing activities:
Payments from (to) Halliburton, net	(123)	(172)
Payments on long-term borrowings	(7)	(9)
Payments of dividends to minority shareholders	(19)	(4)
Total cash flows used in financing activities	(149)	(185)
Effect of exchange rate changes	(81)	22
Increase in cash and equivalents	555	536
Cash and equivalents at beginning of period	1,461	394
Cash and equivalents at end of period	$2,016	$930

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, KBR or the Company) is a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer our wide range of services through three business segments, Energy and Chemicals (“E&C”), Government and Infrastructure (“G&I”) and Ventures. During the first quarter of 2007, we reorganized our operating segments resulting in the creation of Ventures as a new reportable segment.  The business activities included in the Ventures segment had previously been reported as part of the E&C and G&I segments.

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

Government and Infrastructure. Our G&I segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private customers worldwide. A significant portion of our G&I segment’s current operations relate to the support of United States government operations in the Middle East, which we refer to as our Middle East operations. Through June 28, 2007, we owned the majority of Devonport Management Limited (“DML”), which owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes.  On June 28, 2007, we consummated the sale of our 51% ownership interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs, resulting in a gain of approximately $97 million, net of tax of $119 million.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of DML for the current and prior periods have been reported as discontinued operations.  See Note 17 Discontinued Operations.

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

Index

Minority interest in consolidated subsidiaries in our condensed consolidated balance sheets principally represents minority shareholders’ proportionate share of the equity in our consolidated subsidiaries.  Minority interest in consolidated subsidiaries is adjusted each period to reflect the minority shareholders’ allocation of income, or the absorption of losses by the minority shareholders on certain majority-owned, controlled investments where the minority shareholders are obligated to fund the balance of their share of these losses.

Our condensed consolidated financial statements reflect all costs of doing business, including certain costs incurred by Halliburton on KBR’s behalf.  Such costs have been charged to KBR in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

The accompanying unaudited condensed consolidated financial statement have been prepared, in accordance with the rules of the United States Securities and Exchange commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows.  Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2007 or any other future periods.

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

Index

The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton.  Among other items, the employee matters agreement and the KBR, Inc. Transitional Stock Adjustment Plan provide for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock.   On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred.  A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 million restricted stock awards with a weighted average grant-date fair value per share of $11.01.  The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in the three months ended June 30, 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards.  Stock-based compensation expense recognized for all awards for the three and six months ended June 30, 2007 was $3 million and $6 million, respectively.  We estimate approximately $5 million of stock-based compensation expense will be recognized for the remainder of fiscal 2007.

See Note 15 for further discussion of the above agreements and other related party transactions with Halliburton.

Note 3.  Percentage-of-Completion Contracts

Unapproved claims and change orders

The amounts of unapproved claims and change orders recorded as “Unbilled work on uncompleted contracts” or “Other assets” as of June 30, 2007 and December 31, 2006 are as follows:

Energy and Chemicals Division

Millions of dollars	June 30, 2007	December 31, 2006
Probable unapproved claims	$176	$178
Probable unapproved change orders	4	51
Probable unapproved claims related to unconsolidated subsidiaries	78	78
Probable unapproved change orders related to unconsolidated subsidiaries	22	-

Government and Infrastructure Division

Millions of dollars	June 30, 2007	December 31, 2006
Probable unapproved claims	$77	$37
Probable unapproved change orders	4	3
Probable unapproved change orders related to unconsolidated subsidiaries	3	3

As of June 30, 2007, the probable unapproved claims for the Energy and Chemicals division, including those from unconsolidated subsidiaries, relate to five contracts, most of which are complete or substantially complete.

A significant portion of the probable unapproved claims as of June 30, 2007 arose from three completed projects with Petroleos Mexicanos (PEMEX) ($148 million related to our consolidated subsidiaries and $45 million related to our unconsolidated subsidiaries) that are currently subject to arbitration proceedings.  In addition, included in non-current “Unbilled receivables on uncompleted contracts” is $64 million related to previously approved services that are unpaid by PEMEX and are a part of these arbitration proceedings.  Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts.  The remaining arbitration proceedings are expected to extend through 2007.  PEMEX has asserted counterclaims the remaining in arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits.  As of June 30, 2007, we had not accrued any amounts related to the PEMEX counterclaims in the arbitrations.

In July 2007, the arbitration committee awarded claims in favor of one of our three projects for PEMEX which was performed by our unconsolidated subsidiary.  Although full interpretation and calculation of this award is not complete, we estimate the amount awarded approximates the book value of these claims recorded at June 30, 2007.  The arbitration proceedings with respect to a second PEMEX project have been conducted and we are awaiting the results.  Regarding the third PEMEX project, arbitration hearings are scheduled for the fourth quarter of 2007.

Index

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $176 million and $175 million at June 30, 2007 and December 31, 2006, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Note 4. Escravos Project

In connection with our  consolidated 50%-owned GTL project in Escravos, Nigeria, during the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007.  The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006.  Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract.  The effect of the modifications for the three months ended June 30, 2007 resulted in a $3 million increase to operating income.  In addition, minority interest shareholders’ absorption of losses increased by $15 million resulting in net income of $12 million for the three months ended June 30, 2007.  Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, as defined, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved.

Note 5.  Business Segment Information

We provide a wide range of services; however, the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, relatively few of our projects and joint ventures represent a substantial part of our operations.

As a result of changes in the monthly financial and operating information provided to our chief operating decision maker as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the first quarter of 2007 we redefined our reportable segments on a basis that is representative of how our chief operating decision maker evaluates its operating performance and makes resource allocation decisions. Accordingly, KBR has reorganized its operations, resulting in the Government and Infrastructure, Energy and Chemicals, and Ventures reportable segments.  Segment information has been prepared in accordance with SFAS No. 131 and all prior period amounts have been restated to conform to the current presentation.

The table below presents information on our segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Revenue:
Government and Infrastructure	$1,482	$1,691	$2,939	$3.242
Energy and Chemicals	669	560	1,245	1,101
Ventures	1	(15)	(5)	(51)
Total	$2,152	$2,236	$4,179	$4,292
Operating income (loss):
Government and Infrastructure	$25	$58	$63	$93
Energy and Chemicals	41	(97)	54	(53)
Ventures	(1)	(8)	(7)	(44)
Total	$65	$(47)	$110	$(4)

Intersegment revenues included in the Government and Infrastructure segment were $4 million and $8 million for the three and six months ended June 30, 2007, respectively.  Intersegment revenues included in the Government and Infrastructure segment were $3 million and $7 million for the three and six months ended June 30, 2006, respectively.  Intersegment revenues included in the Energy and Chemicals segment were $42 million and $89 million for the three and six months ended June 30, 2007, respectively.

Index

Intersegment revenues included in the Energy and Chemicals segment were $51 million and $82 million for the three and six months ended June 30, 2006, respectively.  Our equity in earnings (losses) of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.

Note 6.  Committed Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes.  The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.  At June 30, 2007 and December 31, 2006, cash and equivalents include approximately  $771 million and $527 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 7.  Comprehensive Income

The components of other comprehensive income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Net income	$140	$92	$168	$118

Net cumulative translation adjustments	(17)	23	(18)	17
Pension liability adjustment	95	-	100	-
Net unrealized gains (losses) on investments and derivatives	-	6	(1)	13
Total comprehensive income	$218	$121	$249	$148

Accumulated other comprehensive income consisted of the following:

	June 30,	December 31,
Millions of dollars	2007	2006
Cumulative translation adjustments	$25	$43
Pension liability adjustments	(235)	(335)
Unrealized gains (losses) on investments and derivatives	-	1
Total accumulated other comprehensive (loss)	$(210)	$(291)

Comprehensive income for the three and six months ended June 30, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML.  See Note 17 for further discussion.

Note 8. United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense (“DoD”) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP and U.S. Army Europe, known as USAREAR. Our government services revenue related to Iraq totaled approximately $1.1 billion and $2.1 billion for the three and six months ended June 30, 2007, respectively, compared to $1.3 billion and $2.4 billion for the three and six months ended June 30, 2006, respectively.

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

Index

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers and others that have arisen out of our work in Iraq such as claims for wrongful termination, assaults against employees, personal injury claims by third parties and army personnel, and contractor claims.  While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims.  We believe the vast majority of these types of claims are governed by the Defense Base Act or precluded by other defenses. However, an unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be substantially less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue.  As of June 30, 2007, we had not accrued any amounts related to this matter.

Dining Facility Support Services.  In April 2007, DCAA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our LogCAP III contract in Iraq, over-billed for the cost related to the use of power generators.  We disagree with the position taken by the DCAA and we are working to resolve the issue.  We have not accrued any amounts related to this matter as of June 30, 2007.

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

Index

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. Approximately $30 million has been withheld as of June 30, 2007, of which we withheld $17 million from our subcontractor. During 2006, we resolved approximately $25 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. We will continue working with the government and our subcontractors to resolve the remaining amounts.

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

Index

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

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. A failure to comply with export control laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. In addition, we are responding to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. As of June 30, 2007, we had not accrued any amounts related to this matter.

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

The PCO Oil South contract provides the customer the right to withhold payment of 15% of the amount billed, thus remitting a net of 85% of costs incurred until a task order is definitized. Once a task order is definitized, this contract provides that 100% of the costs billed will be paid pursuant to the “Allowable Cost and Payment Clause” of the contract. The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of any amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and the definitization process is substantially complete. The amount of payments withheld by the client under the PCO Oil South project was less than $1 million at June 30, 2007.

We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.

Claims

We had unapproved claims totaling $74 million at June 30, 2007 and $36 million at December 31, 2006 for the LogCAP contract. The unapproved claims outstanding at June 30, 2007 and December 31, 2006, are considered to be probable of collection and have been recognized as revenue.  These amounts are included in the table of Government and Infrastructure unapproved claims and unapproved change orders in Note 3.

In addition, as of June 30, 2007, we had incurred approximately $126 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated amongst the task orders.  We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter.  We anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

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

Index

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

SIGIR Report

In October 2006, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report stating that we have improperly labeled reports provided to our customer, AMC, as proprietary data, when data marked does not relate to internal contractor information. We believe we have addressed the issues raised by the SIGIR report.

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

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions.  All employment claims were sent to arbitration under the Company’s dispute resolution program.  As of June 30, 2007, no amounts were accrued in connection with this matter.

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgement in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007.  As of June 30, 2007, we had not accrued any amounts in connection with this matter.

Index

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

TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at June 30, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at June 30, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root LLC, one of our subsidiaries.

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

Index

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

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation and twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. In the second quarter of 2007, we had revenue of approximately $1.4 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During the second quarter of 2007, we had revenue of approximately $273 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

Index

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

Under the terms of the master separation agreement entered into in connection with the Offering, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root–Condor Spa, in which we do not have an interest greater than 50%.

As of June 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.

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

The results of these investigations may have a material adverse effect on our business and results of operations. As of June 30, 2007, we are unable to estimate an amount of probable loss or range of possible loss related to these matters.

Possible Algerian investigation

We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root-Condor Spa, a joint venture among Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of June 30, 2007.

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

Index

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we believe there is no basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008.  As of June 30, 2007, we had not accrued any amounts related to this arbitration.

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

Iraq overtime litigation

During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP contract and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. That claim remains pending. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. It is our intention to continue to vigorously defend the remaining claim. As of June 30, 2007, we have not accrued any amounts related to this matter.

Index

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2007, we had approximately $766 million in letters of credit and financial guarantees outstanding, of which $133 million were issued under our Revolving Credit Facility. Approximately $630 million of the remaining $633 million were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.

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

During the second quarter of 2007, a £20 million letter of credit was issued on our behalf by a bank in connection with our Allenby & Connaught project.  The letter of credit supports a building contract guarantee executed between KBR and certain project joint venture company to provide additional credit support as a result of our separation from Halliburton.  The letter of credit issued by the bank is guaranteed by Halliburton.

Other commitments

As of June 30, 2007, we had commitments to provide funds of $124 million to related companies, including $115 million related to our privately financed projects. As of December 31, 2006, these commitments were approximately $156 million, including $119 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $8 million of the commitments at June 30, 2007 to be paid during the remainder of 2007. In addition, we continue to fund operating cash shortfalls on the Barracuda-Caratinga project and are obligated to fund total shortages over the remaining life of the project. The remaining estimated project costs, net of revenue to be received, was $6 million at June 30, 2007.

Index

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $34 million and $38 million at June 30, 2007 and December 31, 2006, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 10.  Income Taxes

The effective tax rate for the second quarter of 2007 and 2006 was approximately 41%.  Our effective tax rate for the second quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, non-deductible operating losses from our railroad investment in Australia, and state and other taxes.  Our effective tax rate in the second quarter of 2006 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our railroad investment in Australia, non-deductible operating losses from our railroad investment in Australia, and adjustments for prior year taxes in various tax jurisdictions.  Our effective tax rate for continuing operations for 2007 is forecasted to be approximately 43%.

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

As of January 1, 2007, we had total unrecognized tax benefits of $61 million.  During the three and six months ended June 30, 2007, we had no significant changes in these tax positions related to the current reporting or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations.  As of January 1, 2007 and June 30, 2007, KBR estimates that $24 million in unrecognized tax benefits, if recognized, would affect the effective tax rate.

KBR recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations.  As of June 30, 2007, we had accrued approximately $14 million in interest and penalties.  During the quarter ended June 30, 2007, we recognized approximately $1 million in interest and penalties charges related to unrecognized tax benefits.

As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.  As of the quarter ended June 30, 2007, no material changes have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

KBR is the parent of a group of our domestic companies which are in the U.S. consolidated federal income tax return of Halliburton through April 5, 2007, the date of our separation from Halliburton. We also file income tax returns in various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 1998.

Index

 Income tax expense for KBR through the date of separation from Halliburton is calculated on a pro rate basis.  Under this method, income tax expense is determined based on KBR operations and their contributions to income tax expense of the Halliburton consolidated group.  For the period subsequent to the date of our separation from Halliburton, income tax expense is calculated based solely on KBR’s own operations.

Note 11.  Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period.  Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2007	2006	2007	2006
Basic weighted average common shares outstanding	168	136	168	136
Dilutive effect of:
Stock options	1	—	1	—
Restricted shares	—	—	—	—
Diluted weighted average common shares outstanding	169	136	169	136

No adjustments to net income were made in calculating diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

Note 12.  Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

Alice Springs-Darwin (“ASD”).  ASD is a joint venture consortium consisting of general partnerships registered in Australia and was created for the purpose of operating a railroad between Alice Springs and Darwin in Australia.  KBR owns a 36.7% interest in the partnership accounted for using the equity method of accounting.  At the end of the first quarter of 2006, we recorded a $26 million impairment charge to our investment due to sustained losses, lower than anticipated freight volume, and a slowdown in the planned expansion of the Port of Darwin.  The impairment charge is classified as a component of “Equity in losses of unconsolidated affiliates” in our condensed consolidated statements of operations.  Summarized financial information for the underlying business of ASD is as follows for the six months ended June 30, 2007 and 2006:

Statements of Operations (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2007	2006	2007	2006
Revenue	$62	$42	$108	$74

Operating loss	$(13)	$(5)	$(14)	$(6)

Net Loss	$(7)	$(12)	$(19)	$(21)

Brown & Root Condor Spa (“BRC”).  During the first quarter of 2007, BRC experienced a decline in new work awarded from various sources including Sonatrach, which is a significant customer of BRC and also owns a 51% interest in the business along with its Algerian government affiliates.  In addition, Sonatrach has canceled work previously awarded to BRC and has indicated to us that they wish to dissolve BRC.  We are discussing ways to dissolve BRC with Sonatrach including a sale of our interest in BRC to Sonatrach. As a result of its ongoing operating losses and the lack of new project awards, BRC's projected cash flows indicate that BRC will have difficulty in paying its obligations as they become due in 2007.  As a result, during the first quarter of 2007 KBR determined that it was unlikely that the carrying amount of its net investment in BRC would be recovered and, consequently recorded an $18 million impairment charge during the first quarter of 2007.  Of the $18 million charge, approximately $16 million is classified as a component of “Equity in losses of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of operations.  During the first quarter of 2007, we billed approximately $2 million of services to BRC, which we expensed as a component of “Cost of services”.  During the second quarter of 2007, our discussions with Sonatrach continued.  Should our discussions with Sonatrach result in a sale of our equity interest in BRC, any net proceeds would result in a gain and reversal of a portion of the impairment charges recorded in the first quarter of 2007.

Index

Note 13.  Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended (1)
	June 30, 2007		June 30, 2006
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$-	$2	$-	$2
Interest cost	1	21	1	16
Expected return on plan assets	(1)	(24)	(1)	(18)
Recognized actuarial loss	-	5	-	4
Net periodic benefit cost	$-	$4	$-	$4

	Six Months Ended (1)
	June 30, 2007		June 30, 2006
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$-	$5	$-	$4
Interest cost	1	41	1	33
Expected return on plan assets	(1)	(47)	(1)	(37)
Recognized actuarial loss	-	10	-	7
Net periodic benefit cost	$-	$9	$-	$7

(1)
The components of net periodic benefit cost for both the current and prior period exclude pension benefits associated with DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations.

We currently expect to contribute approximately $25 million to our international pension plans in 2007.  As of June 30, 2007, we contributed $15 million of the $25 million to our international pension plans.  We do not have a required minimum contribution for our domestic plans. We do not expect to make additional contributions to our domestic plans in 2007.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and six months ended June 30, 2007 and 2006.

Note 14.  Reorganization of Business Operations

In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position us for the future. In connection with this reorganization, we recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated.  These termination benefits were offered to approximately 139 personnel, with 66 receiving enhanced termination benefits.  The terminated personnel were located in the United States and United Kingdom.  Of this amount, $3 million related to our Energy and Chemicals segment and $2 million related to our Government and Infrastructure segment. The restructuring charge was included in “General and administrative” expense in our consolidated statements of operations for the year ended December 31, 2006.  During the three and six months ended June 30, 2007, approximately $2 million and $4 million, respectively, of the termination benefits were paid.  The remaining balance in the restructuring reserve account included in “Accounts payable” was immaterial as of June 30, 2007.

Index

Note 15.  Related Party

Halliburton and certain of its subsidiaries provide various interim support services to KBR, including information technology, legal and internal audit. Costs for information technology, including payroll processing services, which totaled $3 million and $5 million for the three and six months ended June 30, 2007, respectively, and $2 million and $5 million for the three and six months ended June 30, 2006, respectively, are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services allocated to us prior to KBR’s separation from Halliburton were $7 million and $10 million for the three and six months ended June 30, 2007, respectively, compared with $5 million and $11 million for the three and six months ended June 30, 2006, respectively.  Costs for these other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location.  Subsequent to our separation from Halliburton, costs are no longer allocated but are charged to KBR pursuant to the terms of the transition services agreement.

Historically, Halliburton had centrally developed, negotiated and administered our risk management process. This insurance program had included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $5 million and $9 million, representing our share of these risk management coverages and related administrative costs, had been allocated to us for the three and six months ended June 30, 2006.  These expenses are included in cost of services in the condensed consolidated statements of operations for the period ended June 30, 2006. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as general liability, property damage and workers’ compensation. However, subject to specific limitations, Halliburton had umbrella insurance coverage for some of these risk exposures. As a result of our complete separation from Halliburton, we have implemented our own stand-alone insurance and risk management programs with policies that provide substantially the same coverage as we had under Halliburton, with the exception of property coverage.  Our property coverage differs from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties.

The balances for the related party transactions described above are reflected in the consolidated balance sheets as “Due to Halliburton, net”.  KBR had a $0 and $152 million balance payable to Halliburton at June 30, 2007 and December 31, 2006, respectively, which consisted of amounts KBR owed Halliburton for estimated current year outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.  The average intercompany balance for the six months ended June 30, 2007 and 2006 was $80 million and $560 million, respectively.

All of the charges described above have been included as costs of our operation in these condensed consolidated statements of operations. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2007, we had approximately $766 million in letters of credit and financial guarantees outstanding of which $553 million related to our joint venture operations, including $205 million issued in connection with the Allenby & Connaught project.  Of the total $766 million, approximately $630 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton.  In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future.  The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

Index

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations was $94 million and $203 million for the three and six months ended June 30, 2007, respectively.  Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations was $116 million and $218 million for the three and six months ended June 30, 2006, respectively.  Profit on transactions with our unconsolidated joint ventures recognized in our consolidated statements of operations was $2 million and $13 million for the three and six months ended June 30, 2007, respectively and $3 million and $46 million for the three and six months ended June 30, 2006, respectively.

Note 16.  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) Staff issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP.  The guidance in this FSP is effective January 1, 2007 and is to be retrospectively applied for all periods presented.  The guidance in this FSP affects KBR with regard to a 50%-owned joint venture that leases offshore vessels requiring periodic major maintenance.  This joint venture was contributed to KBR by Halliburton on April 1, 2006.  KBR accounts for its investment in this joint venture under the equity method of accounting.  As a result, KBR has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities.  The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation of these costs over an estimated period until future maintenance activities are repeated.  The result is an increase to KBR’s investment in the equity of this joint venture and an increase to additional paid-in capital of approximately $7 million as of April 1, 2006.  The effect of the change in accounting on KBR’s operating results for the year ended December 31, 2006 was immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

Index

Note 17. Discontinued Operations

In May 2006, we completed the sale of our Production Services group, which was part of our E&C segment. The Production Services group delivered a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006.  During the three and six months ended June 30, 2007,  we settled certain claims and provided an allowance against certain receivables from the Production Services group resulting in a charge of approximately $11 million and $15 million, respectively.  We expect to collect all remaining net receivables from the Production Services group during 2007.

On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc.  DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes.  Our DML operations, which was part of our G&I segment, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects.  In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML.  The sale of DML resulted in a gain of approximately $97 million, net of tax of $119 million, calculated as follows:

Millions of dollars
Proceeds, net of direct transaction costs	$345
Less: Net book value of DML	(129)
Gain on sale of DML before income tax	216
Less: Income tax	(119)

Gain on sale of DML, net of income tax	$97

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations in our condensed consolidated statements of operations.  The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheet at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
Millions of dollars	2007	2006
Assets:
Cash and equivalents	$-	$51
Accounts receivable—related party	11	62
Accounts receivable and unbilled receivables on uncompleted contracts, net	-	112
Other current assets	-	32
Total current assets related to discontinued operations	11	257
Property, plant, and equipment, net	-	281
Goodwill	-	38
Other noncurrent assets	-	38
Total noncurrent assets related to discontinued operations	-	357
Total assets related to discontinued operations	$11	$614
Liabilities:
Accounts payable	$-	$99
Advance billings on incomplete contracts	-	136
Other current liabilities	-	39
Total current liabilities related to discontinued operations	-	274
Employee compensation and benefits	-	191
Long-term debt	-	2
Other long-term liabilities	-	(5)
Total noncurrent liabilities related to discontinued operations	-	188
Total liabilities related to discontinued operations	$-	$462
Minority interest in consolidated subsidiaries	$-	$44

Index

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our condensed consolidated statements of operations, are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2007	2006	2007	2006
Revenue	$225	$286	$449	$693

Operating income	$11	$24	$22	$49

Pretax income	$5	$19	$11	$38

The operating results of DML, which are classified as discontinued operations, and included in our consolidated operating results table above, are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2007	2006	2007	2006
Revenue	$225	$203	$449	$393

Operating income	$22	$17	$37	$34

Pretax income	$16	$12	$26	$23

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

Index

Separation from Halliburton

On February 26, 2007, Halliburton’s board of directors approved a plan under which Halliburton would dispose of its remaining interest in KBR through a tax-free exchange with Halliburton’s stockholders pursuant to the Exchange Offer.  On March 2, 2007, KBR filed with the SEC a registration statement on Form S-4 with respect to the terms and conditions of the Exchange Offer.  On April 5, 2007, Halliburton completed the separation of KBR by exchanging the 135,627,000 shares of KBR owned by Halliburton for shares of Halliburton common stock pursuant to the terms of the Exchange Offer.

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

The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton.  Among other items, the employee matters agreement and the KBR, Inc. Transitional Stock Adjustment Plan provide for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock.   On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred.  A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 million restricted stock awards with a weighted average grant-date fair value per share of $11.01.  The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in the three months ended June 30, 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards.  Stock-based compensation expense recognized for all awards for the three and six months ended June 30, 2007 was $3 million and $6 million, respectively.  We estimate approximately $5 million of stock-based compensation expense will be recognized for the remainder of fiscal 2007.

See Notes 2 and 15 to our condensed consolidated financial statements for further discussion of the above agreements and other related party transactions with Halliburton.

Index

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

During the second quarter of 2006, we were awarded the engineering, procurement and construction (“EPC”) contract for the Sonatrach Skikda LNG project, to be constructed at Skikda, Algeria.  In addition to performing the EPC work for the 4.5 million metric tons per annum LNG train, we will execute the pre-commissioning and commissioning portion of the contract.  The contract has an approximate value of $2.8 billion.

The engineering and construction industry, particularly in the oil and gas sector, continues to experience escalating material and equipment prices, and ongoing supply chain pricing pressures which could cause some delays in awards of and, in other cases, cancellations of major gas monetization and upstream prospects.  Any further delays could impact our long term projected results.  However, we believe the risk of a material negative impact to our results in the near term is low due to recent awards for KBR.  It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters.

Escravos Project. In connection with our consolidated 50%-owned GTL project in Escravos, Nigeria, during the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007.  The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006.  Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract.  The effect of the modifications for the three months ended June 30, 2007 resulted in a $3 million increase to operating income.  In addition, minority interest shareholders’ absorption of losses increased by $15 million resulting in net income of $12 million for the three months ended June 30, 2007.  Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved.

Brown & Root Condor Spa (“BRC”). During the first quarter of 2007, BRC experienced a decline in new work awarded from various sources including Sonatrach which is a significant customer of BRC and also owns a 51% interest in the business along with its Algerian government affiliates.  In addition, Sonatrach has canceled work previously awarded to BRC and has indicated to us that they wish to dissolve BRC.  We are discussing ways to dissolve BRC with Sonatrach including a sale of our interest in BRC to Sonatrach. As a result of its ongoing operating losses and the lack of new project awards, BRC's projected cash flows indicate that BRC will have difficulty in paying its obligations as they become due in 2007.  As a result, during the first quarter of 2007 KBR determined that it was unlikely that the carrying amount of its net investment in BRC would be recovered and, consequently recorded an $18 million impairment charge during the first quarter of 2007. During the first quarter of 2007 we billed approximately $2 million of services to BRC which we expensed as incurred. During the second quarter of 2007, our discussions with Sonatrach continued.  Should our discussions with Sonatrach result in a sale of our equity interest in BRC, any net proceeds would result in a gain and reversal of a portion of the impairment charges recorded in the first quarter of 2007.

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

At Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we believe there is no basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. Under the master separation agreement we entered into with Halliburton in connection with the Offering, Halliburton agreed, subject to certain conditions, to indemnify us and hold us harmless from all cash costs and expenses incurred as a result of the replacement of the subsea bolts. As of June 30, 2007, we have not accrued any amounts related to this arbitration.

Index

PEMEX Arbitration Settlement.  In July 2007, the arbitration committee awarded claims in favor of one of our three projects for PEMEX which was performed by our unconsolidated subsidiary.  Although full interpretation and calculation of this award is not complete, we estimate the amount awarded approximates the book value of these claims recorded at June 30, 2007.  The arbitration proceedings with respect to a second PEMEX project have been conducted and we are awaiting the results.  Regarding the third PEMEX project, arbitration hearings are scheduled for the fourth quarter of 2007.

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

Through June 28, 2007, we were the majority owner of Devonport Management Limited (“DML”), the owner and operator of one of Western Europe’s largest naval dockyard complexes. Our DML shipyard operations are primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the MoD as well as limited commercial projects. On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc.  DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes.  In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML.  The sale of DML resulted in a gain of approximately $97 million, net of tax of $119 million.

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

Skopje Embassy Project.  In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia.  As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006.  We identified additional increases in cost on this project due to escalating material, labor and other costs including schedule delays.  As a result of these cost increases, we recorded an additional loss on this project of approximately $24 million during the second quarter of 2007 which we believe are not recoverable under the contract.  We could incur additional costs and losses on this project if our plan to make up lost schedule are not achieved or if material, labor or other costs incurred exceed the amounts we have estimated.

LogCap Project.  In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at June 30, 2007 was $1.5 billion.   During the almost five-year period we have worked under the LogCAP III contract, we have been awarded 64 “excellent” ratings out of 76 total ratings.  We expect to complete all open task orders under our LogCAP III contract during 2008.

In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the fourth quarter of 2007. In June 2007, we were selected as one of the executing contractors under the LogCap IV contract to provide logistics support to U.S. Forces deployed in the Middle East.  Since the award of the LogCAP IV contract, unsuccessful bidders have brought actions at the Government Accountability Office protesting the contract award.  Until these protests are resolved, the DoD is unable to proceed with the transition of the LogCAP III to the LogCAP IV contract.  Despite the award of of a portion of the LogCAP IV contract and extension of our LogCAP III contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide. However, as a result of the recently announced surge of additional troops and extended tours of duty in Iraq, we expect the decline to occur more slowly than we previously expected.

Index

Ventures Activity

As a result of changes in the monthly financial and operating information provided to our chief operating decision maker, during the first quarter of 2007, we redefined our reportable segments to now include the Ventures segment.  Our Ventures segment develops, provides assistance in arranging financing for, makes equity and debt investments in, and participates in managing entities owning assets generally from projects in which one of our other business segments has a direct role in the engineering, construction, and/or operations and maintenance.  The creation of the Ventures segment provides management focus on our investments in the entities that owns the assets.  Projects developed and under current management include government services such as defense procurement and operations and maintenance services for equipment, military infrastructure construction and program management, toll roads and railroads, and energy and chemical plants. The results of our Ventures segment are primarily generated by investments accounted for under the equity method.

Results of Operations

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
E&C—Gas Monetization Projects	$331	$180	$151	84%
E&C—Offshore Projects	61	71	(10)	(14)%
E&C—Other	277	309	(32)	(10)%
Total Energy and Chemicals	669	560	109	19%
G&I—Middle East Operations	1,170	1,409	(239)	(17)%
G&I—Other	312	282	30	11%
Total Government and Infrastructure	1,482	1,691	(209)	(12)%
Ventures	1	(15)	16	107%
Total revenue	$2,152	$2,236	$(84)	(4)%
Operating Income (loss):
E&C—Gas Monetization Projects	$1	$(130)	131	101%
E&C—Offshore Projects	3	9	(6)	(67)%
E&C—Other	37	24	13	54%
Total Energy and Chemicals	41	(97)	138	142%
G&I—Middle East Operations	29	45	(16)	(36)%
G&I—Other	(4)	13	(17)	(131)%
Total Government and Infrastructure	25	58	(33)	(57)%
Ventures	(1)	(8)	7	88%
Total operating income (loss)	$65	$(47)	$112	238%

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

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenue. E&C revenue increased $109 million to $669 million for second quarter of 2007 compared to $560 million for the second quarter of  2006. This increase in revenue was primarily due to a $151 million increase in revenue from our gas monetization projects. These increases were partially offset by decreases in revenue from offshore and other projects.

E&C revenue from our gas monetization projects for the second quarter of 2007 was $331 million compared to $180 million for the same period in 2006. This increase is primarily due to the start-up of several projects awarded in 2005 or early 2006, including the work performed by us on the Pearl GTL project and revenue earned on the Escravos GTL project. Revenue related to these two projects was $168 million higher in the second quarter of 2007 compared to the same period in 2006.

E&C revenue from our offshore projects for the second quarter of 2007 was $61 million compared to $71 million for the second quarter of 2006. This decrease in revenue is primarily due to the substantial completion of our lump-sum EPIC projects and decrease in the manhours incurred on projects in the Caspian Sea as two of the three projects in this area are near in completion.

E&C other projects includes our North American industrial services and domestic construction businesses, several joint ventures including BRC and MMM, which provides marine vessel support services in the Gulf of Mexico, and many other projects.  E&C other projects for the second quarter of 2007 decreased by $32 million from the second quarter of 2006.  The decrease was primarily due to the decline in work of approximately $18 million from a substantially complete crude oil project in Canada.

Index

G&I revenue decreased $209 million in the second quarter of 2007 compared to the second quarter of 2006. This decrease is primarily due to a $239 million decrease in revenue from our Middle East operations partially offset by a $30 million increase in revenue from other projects.

G&I revenue from our Middle East operations for the second quarter of 2007 was $1.2 billion compared to $1.4 billion for the second quarter of 2006. The decrease was primarily due to lower activity on our LogCAP III contract as our customer continued to scale back the construction and procurement related to military sites in Iraq.

G&I revenue from other projects increased from $282 million in the second quarter of 2006 to $312 million in the second quarter of 2007.  The increase is primarily due to an increase task orders related to the program management of a U.S. government facility in Florida.

Ventures revenue increased $16 million to $1 million for the second quarter of 2007 compared to $(15) million for the second quarter of 2006.  The second quarter of 2006 included operating losses of approximately $17 million related to our equity investments in the Alice-Springs Darwin and U.K. roads projects which includes a $10 million impairment charge recorded on our investment in the U.K. roads project.

Operating income. E&C operating income for the second quarter of 2007 was $41 million compared to operating loss of $(97) million in the first three months of 2006.  Operating loss for the second quarter of 2006 was caused by charges of $148 million related to our Escravos GTL project in Nigeria. We and our client have amended the Escravos contract converting the payment terms from fixed price to reimbursable whereby we will be reimbursed for our actual costs incurred in connection with the project less a credit that approximates the charge that we identified in the second quarter of 2006.  As a result of the amendment, we recorded $3 million of operating income on the Escravos project during the second quarter of 2007.

E&C operating income from gas monetization for the second quarter of 2007 was $1 million compared to operating loss of $(130) million for the second quarter of 2006.  In the second quarter of 2006, we identified a $148 million dollar charge, before income taxes and minority interest, related to the Escravos GTL project.  In 2006, the project experienced delays relating to civil unrest and security on the Escravos River, near the project site and further delays resulting from scope changes and engineering and construction modifications.  During the second quarter of 2007, we earned job income of $35 million on our gas monetization projects including the Pearl GTL project, $3 million resulting from the Escravos contract conversion and various gas monetization FEED projects that we have underway.  These job results were partially offset by $34 million of division and general and administrative expenses allocated to gas monetization.

E&C operating income from our offshore projects for the second quarter of 2007 was $3 million compared to operating income of $9 million for the second quarter of 2006. The operating income decrease was primarily due to a decrease in the work on two of our three projects nearing completion in the Caspian Sea.

E&C operating income from other projects increased from $24 million in the second quarter of 2006 to $37 million in the second quarter of 2007.  Equity in earnings from the MMM joint venture that provides vessel support services in the Gulf of Mexico increased $6 million.  The remaining increase is primarily due to a favorable allocation of general and administrative expenses. Operating income for the second quarter of 2007 included positive contributions from our EBIC ammonia project and an export refinery in Saudi Arabia.

G&I operating income decreased $33 million to $25 million for the second quarter of 2007 compared to $58 million for the second quarter of 2006.  Operating income from our Middle East Operations was approximately $16 million lower in the second quarter of 2007 compared to the same period in 2006 primarily due to the lower volume of activity in Iraq.  Additionally, we recorded a $24 million charge in the second quarter of 2007 related to our U.S. Embassy project in Macedonia due to escalating material, labor and other costs including schedule delays.

G&I operating income from our Middle East operations was $29 million for the second quarter of 2007 compared to $45 million in second quarter of 2006.  Operating income on our LogCAP III contract decreased in the second quarter of 2007 as compared to the same period in 2006 as the volume of activity has decreased in Iraq.

G&I operating income from other projects decreased from $13 million in the second quarter of 2006 to an operating loss of  $(4) million in the second quarter of 2007.  This decrease is largely due to the $24 million charge taken in the second quarter of 2007 related to our U.S. Embassy project in, Macedonia.

Index

Ventures operating loss for the second quarter of 2007 was $(1) million compared to an operating loss of $(8) million in the second quarter of 2006. Operating loss in the second quarter of 2006 included operating losses of approximately $17 million related to our equity investments in the Alice-Springs Darwin and U.K. Roads projects which includes a $10 million impairment charge recorded on our investment in the U.K. roads project..  Theses losses were offset partially by a $6 million gain on the sale of a portion of our interest in the Allenby & Connaught project.

Non-operating items. Related party interest expense was zero for the second quarter of 2007 compared to $11 million for the second quarter of 2006.  The decrease is due to the repayment of our $774 million interest bearing subordinated intercompany notes in November 2006.

Net interest income increased $12 million to $14 million for the second quarter of 2007 compared to net interest income of $2 million for the second quarter of 2006. The increase in net interest income is primarily due to additional interest earned on higher cash balances during the second quarter of 2007.  As of June 30, 2007, we had total cash and equivalents of approximately $2.0 billion (including restricted and committed cash of $771 million) compared to $585 million as of June 30, 2006.

Provision for income taxes from continuing operations in the second quarter of 2007 was $32 million compared to a benefit of $29 million in the second quarter of 2006.  The effective tax rate for the second quarter of 2007 and 2006 was approximately 41%.  Our effective tax rate for the second quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, non-deductible operating losses from our railroad investment in Australia, and state and other taxes.  Our effective tax rate in the second quarter of 2006 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our railroad investment in Australia, non-deductible operating losses from our railroad investment in Australia, and adjustments for prior year taxes in various tax jurisdictions.  .

Discontinued operations. Discontinued operations consists of the sale of our Production Services group in May 2006  and  the disposition of our 51% interest in DML on June 28, 2007.   Revenues from our discontinued operations for the three months ended June 30, 2007 and 2006 were $225 million and $286 million, respectively, while income from discontinued operations, net of tax  was $90 million and $88 million for the three months ended June 30, 2007 and 2006, respectively.  Income from our discontinued operations for the three months ended June 30, 2007 and June 30, 2006 included a gain, net of tax of approximately $97 million and $79 million, respectively.   See Note 17 to the Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
E&C—Gas Monetization Projects	$588	$345	$243	70%
E&C—Offshore Projects	122	160	(38)	(24)%
E&C—Other	535	596	(61)	(10)%
Total Energy and Chemicals	1,245	1,101	144	13%
G&I—Middle East Operations	2,312	2,603	(291)	(11)%
G&I—Other	627	639	(12)	(2)%
Total Government and Infrastructure	2,939	3,242	(303)	(9)%
Ventures	(5)	(51)	46	90%
Total revenue	$4,179	$4,292	$(113)	(3)%
Operating Income (loss):
E&C—Gas Monetization Projects	$7	$(121)	$128	106%
E&C—Offshore Projects	5	1	4	400%
E&C—Other	42	67	(25)	(37)%
Total Energy and Chemicals	54	(53)	107	202%
G&I—Middle East Operations	53	72	(19)	(26)%
G&I—Other	10	21	(11)	(52)%
Total Government and Infrastructure	63	93	(30)	(32)%
Ventures	(7)	(44)	37	84%
Total operating income (loss)	$110	$(4)	$114	2,850%

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

Index

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenue. E&C revenue increased $144 million to $1.2 billion for the first six months of 2007 compared to $1.1 billion for the first six months of 2006. This increase in revenue was primarily due to a $243 million increase in revenue from our gas monetization projects. These increases were partially offset by a $21 million decrease in revenue from a substantially complete crude oil project in Canada, a decrease of $16 million related to the substantially complete Barracuda-Caratinga project in Brazil and decreases of $93 million on several other gas projects in Algeria and Canada.

E&C revenue from our gas monetization projects for the first six months of 2007 was $588 million compared to $345 million for the same period in 2006. This increase is primarily due to the start-up of several projects awarded in 2005 or early 2006, including the work performed by us on the Pearl GTL project and revenue earned on the Escravos GTL project. Revenue related to these two projects was $269 million higher in the six months ended June 30, 2007 compared to the same period in 2006.

E&C revenue from our offshore projects for the first six months of 2007 was $122 million compared to $160 million for the first six months of 2006. This decrease in revenue is primarily due to reduced activity on our lump-sum EPIC projects, Barracuda-Caratinga and Belanak. In April of 2006, we received acceptance of the FPSOs on the Barracuda-Carratinga project.  Revenue related to work we are performing for several projects in the Caspian Sea also decreased by approximately $15 million during the second quarter of 2007 because work on certain portions of these projects is nearing completion.

E&C revenue from other projects decreased by $61 million to $535 million in the first six months of 2007 compared to $596 million in the first six months of 2006.  The decrease includes $21 million from a substantially complete crude oil project and $36 million from the Syncrude project in Canada.  Revenue from our BRC joint venture decreased during the first six months of 2007.  See Note 12 to the Condensed Consolidated Financial Statements for additional information.

G&I revenue decreased $303 million in the first six months of 2007 compared to the first six months of 2006. This decrease is primarily due to a $291 million decrease in revenue from Middle East operations, a $45 million decrease in revenue under our Balkans support contract and a $72 million decrease in revenue related to worldwide U.S. Naval assessment and repair work under the under our CONCAP III contract.  These decreases were partially offset by an increase of $28 million on our U.S. government support services contract in Europe and $29 million related to increases in task orders on a program management project for a U.S. government facility in Florida.

G&I revenue from our Middle East operations for the first six months of 2007 was $2.3 billion compared to $2.6 billion for the first six months of 2006. The $291 million decrease was primarily due to lower activity on our LogCAP III contract as our customer continued to scale back the construction and procurement related to military sites in Iraq.

G&I revenue from other projects in the first six months of 2007 was consistent with revenue from the same period in 2006.

Ventures revenue increased $46 million to $(5) million for the first six months of 2007 compared to $(51) million for the first six months of 2006. The first six months of 2006 included a $26 million impairment charge that was recorded on our equity investment in the Alice Springs-Darwin railroad project and $17 million in losses, including a $10 million impairment charge, recorded on an equity investment in a joint venture road project in the U.K.

Operating income. E&C operating income for the first six months of 2007 was $54 million compared to operating loss of $(53) million in the first six months of 2006. During the first quarter of 2007, we recorded $20 million in charges recorded related to our investment in BRC.  During the first six months of 2006, we identified a $144 million charge, before minority interest and income tax, related to our Escravos GTL Project.  Additionally, operating income in the first six months of 2006 related to an ammonia plant construction project in Egypt was higher as a result of the completion of the front end engineering and design work for the plant.

E&C operating income from gas monetization for the first six months of 2007 was $7 million compared to an operating loss of $(121) million for the first six months of 2006.  In the second quarter of 2006, we identified a $148 million dollar charge, before income taxes and minority interest, related to the Escravos GTL project.  In 2006, the project experienced delays relating to civil unrest and security on the Escravos River, near the project site and further delays resulting from scope changes and engineering and construction modifications.

E&C operating income from our offshore projects for the first six months of 2007 was $5 million compared to operating income of $1 million for the first six months of 2006. The operating income increase was primarily due to $15 million of additional charges for our Barracuda-Carratinga project recorded in the first quarter of 2006.

Index

E&C operating income from other projects decreased from $67 million in the first six months of 2006 to $42 million in the first six months of 2007.  Operating income for the first six months of 2006 related to an ammonia plant construction project in Egypt was $22 million higher as a result of the completion of the front end engineering and design work for the plant.  In addition, operating income in the first six months of 2007 includes $20 million in charges recorded on our investment in the BRC joint venture in Algeria.

G&I operating income decreased $30 million to $63 million for the first six months of 2007 compared to $93 million for the first six months of 2006.  Operating income from our Middle East operations was approximately $27 million lower in the six months ended June 30, 2007 compared to the same period in 2006.  This decrease was partially offset by higher operating income on various other infrastructure projects.

G&I operating income from our Middle East operations decreased $19 million to $53 million for the first six months of 2007 from to $72 million in first six months of 2006.  Operating income on our LogCAP III contract decreased by $23 million in the six months ended June 30, 2007 as compared to the same period in 2006 due to the lower volume of activity in Iraq as the customer continued to scale back the construction and procurement related to military sites in Iraq.

G&I operating income from other projects decreased by $11 million in the first six months of 2007 compared to the same period in 2006 primarily due to the $24 million loss taken in the second quarter of 2007 on the U.S. embassy project in Skopje, Macedonia.  This loss was partially offset by increases in operating income from our Allenby & Connaught project and a windfarm project in the United Kingdom.

Ventures operating loss for the first six months of 2007 was $(7) million compared to an operating loss of $(44) million in the first six months of 2006.  The first six months of 2006 included a $26 million impairment charge that was recorded on our equity investment in the Alice Springs-Darwin railroad project and $17 million in charges recorded on an equity investment in a joint venture road project in the U.K.

Non-operating items. Related party interest expense was zero for the first six months of 2007 compared to $28 million for the first six months of 2006.  The decrease is due to the repayment of our $774 million interest bearing subordinated intercompany notes in November 2006.

Net interest income increased $22 million to $27 million for the first six months of 2007 compared to net interest income of $5 million for the first six months of 2006. The increase in net interest income is primarily due to additional interest earned on higher cash balances during the six months ended June 30, 2007.  As of June 30, 2007, we had total cash and equivalents of approximately $2.0 billion (including restricted and committed cash of $771 million) compared to $585 million as of June 30, 2006.

Provision for income taxes from continuing operations in the first six months of 2007 was $58 million compared to a benefit of $7 million in the first six months of 2006.  The effective tax rate for the six months ended June 30, 2007 was approximately 44% as compared to a rate of  19% for the six months ended June 30, 2006.  Our effective tax rate for the six months ended June 30, 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, operating losses from our railroad investment in Australia, and state and other taxes.  Our effective tax rate for the six months ended June 30, 2006 was below the statutory rate primarily due to the benefit incurred on the loss from continuing operations, offset by not receiving a tax benefit for the impairment charge on our investment in the Alice Spring-Darwin railroad in Australia.

Discontinued operations. Discontinued operations consists of the sale of our Production Services group in May 2006 and  the disposition of our 51% interest in DML on June 28, 2007.   Revenues from our discontinued operations for the six months ended June 30, 2007 and 2006 were $449 million and $693 million, respectively, while income from discontinued operations, net of tax was $94 million and $101 million for the six months ended June 30, 2007 and 2006, respectively.  Income from our discontinued operations for the six months ended June 30, 2007 and June 30, 2006 included a gain, net of tax of approximately $97 million and $79 million, respectively.   See Note 17 in the Notes to Condensed Consolidated Financial Statements for additional information.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue As of June 30, 2007, our backlog for projects related to unconsolidated joint ventures was $0.9 billion in the E&C segment, $1.9 billion in the G&I segment, and $0.6 billion in the Ventures segment.  As of December 31, 2006, our backlog for projects related to unconsolidated joint ventures was $1.6 billion in the E&C segment, $2.1 billion in the G&I segment, and $0.7 billion in the Ventures segment. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures. As of June 30, 2007, our backlog related to consolidated joint ventures with minority interest was $2.5 billion in the E&C segment, $0.1 billion in the G&I segment, and zero in the Ventures segment.  As of December 31, 2006, our backlog for projects related to joint ventures with minority interest was $2.8 billion in the E&C segment, $0.1 billion in the G&I segment, and $0 in the Ventures segment.

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

Backlog(1)
(in millions)

	June 30, 2007	December 31, 2006
E&C—Gas Monetization	$3,438	$3,883
E&C—Offshore Projects	173	130
E&C—Other	1,156	1,700
Total E&C	4,767	5,713
G&I—Middle East Operations	1,515	3,066
G&I—Other	2,728	2,998
Total G&I	4,243	6,064
Ventures	620	660
Total backlog for continuing operations (2)	$9,630	$12,437

(1)
Our G&I and Ventures segment’s total backlog from continuing operations attributable to firm orders was $4.1 billion and $620 million, respectively, as of June 30, 2007 and $4.0 billion and $660 million, respectively, as of December 31, 2006, respectively. Our G&I segment total backlog from continuing operations attributable to unfunded orders was $144 million as of June 30, 2007 and $2.1 billion as of December 31, 2006.

(2)
This amount represents backlog for continuing operations and does not include backlog associated with DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations.  Backlog for DML was $1.1 billion as of December 31, 2006.

Index

We estimate that as of June 30, 2007, 46% of our E&C segment backlog, 58% of our G&I segment backlog and 16% of our Ventures segment backlog will be complete within one year. As of June 30, 2007, 29% of our backlog for continuing operations was attributable to fixed-price contracts and 71% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we characterize the entire contract based on the predominant component. In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through March 2008 under the LogCAP III contract. As of June 30, 2007, our backlog under the LogCAP III contract was $1.5 billion.

Liquidity and Capital Resources

At June 30, 2007 and December 31, 2006, cash and equivalents totaled $2.0 billion and $1.4 billion, respectively. These balances include cash and cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes and which totaled $771 million at June 30, 2007 and $527 million at December 31, 2006. The use of these cash balances is limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.

Significant sources of cash

Cash flow provided by operations was $474 million for the first six months of 2007.  Our working capital requirements for our Iraq-related work, excluding cash and equivalents, decreased from $248 million at December 31, 2006 to $214 million at June30, 2007.  Cash flow provided by operations for the six months ended June 30, 2007 includes $358 million related to collections of accounts receivable and a significant milestone payment from one of our joint ventures.

Cash flow provided by investing activities was $311 million for the first six months of 2007.  During the second quarter of 2007, we sold our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs.

Further available sources of cash.  We have available an unsecured $850 million five-year revolving credit facility.  Letters of credit that totaled $133 million were issued under the revolving credit facility, thus reducing the availability under the credit facility to approximately $717 million at June 30, 2007.  There were no cash drawings under the revolving credit facility as of June 30, 2007.

Significant uses of cash

During the six months ended June 30, 2007, we made net payments of $123 million to Halliburton.  The payments to Halliburton  relate to various support services provided by Halliburton under our transition services agreement and other amounts prior to our separation from Halliburton.  The amount due to Halliburton was $152 million at December 31, 2006. Amounts due to Halliburton at the date of our separation were settled or classified as normal operating activities with an unrelated party elsewhere in our balance sheet.

In the first six months of 2007, we contributed a total of $15 million to our United Kingdom pension plans, excluding DML.

Capital expenditures of $23 million in the first six months of 2007 were $19 million lower than the first six months of 2006.

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.  In addition, we expect to use committed cash advanced from customers in 2007, to pay project costs resulting in the use of a significant portion of our committed cash in 2007.  We are reviewing alternatives for the potential strategic uses of our cash including opportunistic acquisitions, increased technology development or investments, project equity investments and returning capital to our shareholders.

As of June 30, 2007, we had commitments to fund approximately $124 million to related companies.  These commitments arose primarily during the start-up of these entities due to the losses incurred by them.  We expect approximately $8 million of commitments to be paid during the remainder of 2007.

We currently expect to contribute approximately $25 million to our international pension plans in 2007, excluding DML.

Capital spending for 2007 is expected to be approximately $69 million, excluding DML.  Capital spending for the remainder relates primarily to information technology and real estate.

Letters of credit, bonds and financial and performance guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2007, we had approximately $766 million in letters of credit and financial guarantees outstanding of which $133 million were issued under our Revolving Credit Facility.  Approximately $630 million of the remaining $633 million were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.  In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with  (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 25, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at November 20, 2006, the time of our initial public offering, and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer.  In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

Index

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

During the second quarter of 2007, a £20 million letter of credit was issued on our behalf by a bank in connection with our Allenby & Connaught project.  The letter of credit supports a building contract guarantee executed between KBR and certain project joint venture company to provide additional credit support as a result of our separation from Halliburton.  The letter of credit issued by the bank is guaranteed by Halliburton.

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

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 55% until June 30, 2007 and 50% thereafter; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At June 30, 2007 and December 31, 2006, we were in compliance with these ratios and other covenants.

Off balance sheet arrangements and other factors affecting liquidity

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R.  These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $62 million and $3 million at June 30, 2007 and December 31, 2006, respectively. Our equity in earnings (losses) from privately financed project entities totaled $5 million and $4 million for the three and six months ended June 30, 2007, respectively.  Our equity in earnings (losses) from privately financed project entities totaled $(40) million and $(45) million for the three and six months ended June 30, 2006, respectively.

Index

As of June 30, 2007, we had incurred $126 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter.  We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time, but we believe that they should be substantially less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue.  As of June 30, 2007, no amounts have been accrued for suspended security billings.

Legal Proceedings

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. In addition, we are responding to a  March 19, 2007 subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. A failure to comply with export control laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. As of June 30, 2007, we had not accrued any amounts related to this matter.  Please read Risk Factors - Our government contracts work is regularly reviewed and audited by our customer, government auditors and other, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us” in this quarterly report.

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

Index

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) Staff issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP.  The guidance in this FSP is effective January 1, 2007 and is to be retrospectively applied for all periods presented.  The guidance in this FSP affects KBR with regard to a 50%-owned joint venture that leases offshore vessels requiring periodic major maintenance.  This joint venture was contributed to KBR by Halliburton on April 1, 2006.  KBR accounts for its investment in this joint venture under the equity method of accounting.  As a result, KBR has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities.  The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation of these costs over an estimated period until future maintenance activities are repeated.  The result is an increase to KBR’s investment in the equity of this joint venture and an increase to additional paid-in capital of approximately $7 million as of April 1, 2006.  The effect of the change in accounting on KBR’s operating results for the year ended December 31, 2006 was immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

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

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

*	3.1	Amended and Restated Bylaws of KBR, Inc. (filed only to show date of adoption).

*	10.1+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007).

*	10.2+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.3+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.4+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.5+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award.

*	10.6+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award.

*	10.7
Agreement relating to the sale and purchase of the entire issued share capital of Devonport Management Limited by and among KBR, Inc., Kellogg Brown & Root Holdings (U.K.) Limited, Balfour Beatty plc, The Weir Group plc, and Babcock International Group plc, dated May 10, 2007.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q
	+	Management contracts or compensatory plans or arrangements

Index

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

KBR, INC.

/s/ CEDRIC W. BURGHER	/s/ JOHN W. GANN, JR.
Cedric W. Burgher	John W. Gann, Jr.
Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Date: August 2, 2007

Index

Exhibit Index

*	3.1	Amended and Restated Bylaws of KBR, Inc. (filed only to show date of adoption).

*	10.1+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007).

*	10.2+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.3+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.4+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.5+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award.

*	10.6+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award.

*	10.7
Agreement relating to the sale and purchase of the entire issued share capital of Devonport Management Limited by and among KBR, Inc., Kellogg Brown & Root Holdings (U.K.) Limited, Balfour Beatty plc, The Weir Group plc, and Babcock International Group plc, dated May 10, 2007.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q
	+	Management contracts or compensatory plans or arrangements