Form 10-Q/A
period 2007-06-30
KBR, INC.
filed 2007-11-01
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A

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

In connection with the preparation of KBR Inc.’s (the “Company’s”) interim report for the nine month period ended September 30, 2007, we concluded that there were errors in the condensed consolidated statement of cash flows (the “Cash Flow Statement”) for the six months ended June 30, 2007, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.  The errors misclassified amounts between “Cash flows from operating activities” and “Effect of exchange rate changes,” with cash flows from operating activities being overstated by $80 million for the six month period with an offsetting understatement in the same amount in the effect of exchange rate changes.  The majority of the amount misclassified was associated with account activity related to the disposition of our interest in Devonport Management Limited (“DML”) in June 2007 and additional immaterial amounts were misclassified.  As a result, on October 26, 2007, we concluded that the Company should restate the Cash Flow Statement in its previously filed financial statements for the six months ended June 30, 2007 to reflect the correction of the misclassifications.  Because of these errors, the Cash Flow Statement for the six months ended June 30, 2007, as previously filed, can no longer be relied upon. However, there was no effect on the Company’s reported Cash and Equivalents or the net increase in Cash and Equivalents in the Cash Flow Statement or on any item in any of the related condensed consolidated statements of operations or condensed consolidated balance sheets.  As no restatement of the related statements of operations or the balance sheets for the period ending June 30, 2007 is required, these financial statements can still be relied upon.    There was also no effect on our reported Net Income, Earnings per Share from Continuing Operations or Backlog.   The misclassification also had no effect on our compliance with regulatory requirements, loan covenants or other contractual obligations.  Management of the Company has discussed these conclusions with the Company’s independent registered public accounting firm, KPMG LLP.

The errors were corrected in the preparation of the Cash Flow Statement for the nine months ended September 30, 2007, and so there will be no impact on the condensed consolidated financial statements to be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.  In connection with the restatement of our Cash Flow Statement for the six months ended June 30, 2007, we identified an immaterial misclassification in our previously filed unaudited statement of cash flows for the three months ended March 31, 2007, which we plan to correct when we file our comparative statements of cash flows in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:	(Restated See Note 1)
Net income	$168	$118
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24	23
Distribution from (to) related companies, net of equity in earnings (losses) of unconsolidated affiliates	(18)	-
Deferred income taxes	22	(4)
Gain on sale of assets, net	(216)	(129)
Impairment of equity method investments	18	36
Other	43	(26)
Changes in operating assets and liabilities:
Receivables	(83)	291
Unbilled receivables on uncompleted contracts	249	(85)
Accounts payable	(122)	(199)
Advanced billings on uncompleted contracts	207	464
Reserve for estimated loss on uncompleted contracts	(30)	112
Employee compensation and benefits	10	(90)
Other assets	(58)	(90)
Other liabilities	180	40
Total cash flows provided by operating activities	394	461
Cash flows from investing activities:
Capital expenditures	(23)	(42)
Sales of property, plant and equipment	1	4
Disposition of businesses/investments, net of cash disposed	334	276
Other investing activities	(1)	-
Total cash flows provided by investing activities	311	238
Cash flows from financing activities:
Payments from (to) Halliburton, net	(123)	(172)
Payments on long-term borrowings	(7)	(9)
Payments of dividends to minority shareholders	(19)	(4)
Total cash flows used in financing activities	(149)	(185)
Effect of exchange rate changes	(1)	22
Increase in cash and equivalents	555	536
Cash and equivalents at beginning of period	1,461	394
Cash and equivalents at end of period	$2,016	$930

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

            Restatement of Statement of Cash Flows.  The amounts presented in the statements of cash flows for the six months ended June 30, 2007 have been restated to correct errors in the classifications of certain items between Cash flows from operating activities and Effect of exchange rate changes.  The errors in classification resulted in an $80 million overstatement of Cash flows from operating activities with an offsetting understatement in the same amount in the Effect of exchange rate changes.  The primary cause of the amount misclassified was associated with account activity related to the disposition of our interest in DML in June 2006.  The restatement did not result in a change to the net income for the six months ended June 30, 2007, a change to our balance sheet as of June 30, 2007 or a change in the net increase in cash for the six months ended June 30, 2007.

In connection with the restatement of our statement of cash flows for the six months ended June 30, 2007, we identified an immaterial misclassification in our previously filed unaudited statement of cash flows for the three months ended March 31, 2007, which we plan to correct when we file our comparative statements of cash flows in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

The following table summarizes the corrections and reclassifications to the statement of cash flows for the six months ended June 30, 2007:

Cash flows from operating activities:	As Reported	Corrections	As Restated
Net income	$168	$-	$168
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24	-	24
Distribution from (to) related companies, net of equity in earnings (losses) of unconsolidated affiliates	(18)	-	(18)
Deferred income taxes	22	-	22
Gain on sale of assets, net	(216)	-	(216)
Impairment of equity method investments	18	-	18
Other	43	-	43
Changes in operating assets and liabilities:
Receivables	(85)	2	(83)
Unbilled receivables on uncompleted contracts	242	7	249
Accounts payable	(116)	(6)	(122)
Advanced billings on uncompleted contracts	201	6	207
Reserve for estimated loss on uncompleted contracts	(30)	-	(30)
Employee compensation and benefits	9	1	10
Other assets	(60)	2	(58)
Other liabilities	272	(92)	180
Total cash flows provided by operating activities	474	(80)	394
Cash flows from investing activities:
Capital expenditures	(23)	-	(23)
Sales of property, plant and equipment	1	-	1
Disposition of businesses/investments, net of cash disposed	334	-	334
Other investing activities	(1)	-	(1)
Total cash flows provided by investing activities	311	-	311
Cash flows from financing activities:
Payments to Halliburton, net	(123)	-	(123)
Proceeds on long-term borrowings	(7)	-	(7)
Payments of dividends to minority shareholders	(19)	-	(19)
Total cash flows used in financing activities	(149)	-	(149)
Effect of exchange rate changes	(81)	80	(1)
Decrease in cash and equivalents	555	-	555
Cash and equivalents at beginning of period	1,461	-	1,461
Cash and equivalents at end of period	$2,016	$-	$2,016

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2007, we had approximately $766 million in letters of credit and financial guarantees outstanding, of which $133 million were issued under our Revolving Credit Facility. Approximately $630 million of the remaining $633 million were issued under various Halliburton and KBR facilities and are irrevocably and unconditionally guaranteed by Halliburton.

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

Skopje Embassy Project.  In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia.  As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006.  We identified additional increases in cost on this project due to escalating material, labor and other costs including schedule delays.  As a result of these cost increases, we recorded an additional loss on this project of approximately $24 million during the second quarter of 2007 which we believe are not recoverable under the contract.  We could incur additional costs and losses on this project if our plan to make up lost schedule is not achieved or if material, labor or other costs incurred exceed the amounts we have estimated.

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

Significant sources of cash

Cash flow provided by operations was $394 million for the first six months of 2007.  Our working capital requirements for our Iraq-related work, excluding cash and equivalents, decreased from $248 million at December 31, 2006 to $214 million at June30, 2007.  Cash flow provided by operations for the six months ended June 30, 2007 includes $358 million related to collections of accounts receivable and a significant milestone payment from one of our joint ventures.

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

Letters of credit, bonds and financial and performance guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2007, we had approximately $766 million in letters of credit and financial guarantees outstanding of which $133 million were issued under our Revolving Credit Facility.  Approximately $630 million of the remaining $633 million were issued under various Halliburton and KBR facilities and are irrevocably and unconditionally guaranteed by Halliburton.  In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with  (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at November 20, 2006, the time of our initial public offering, and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer.  In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

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

Item 4.  Controls and Procedures

         Disclosure Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the material weakness in the monitoring of the preparation of our statement of cash flow more fully discussed below.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

        Changes in Internal Control over Financial Reporting

  There were no changes in our internal control over financial reporting during our quarter ended June 30, 2007 that materially affected, or were reasonably likely to affect, our internal control over financial reporting. However, as discussed in Note 1 to the financial statements, a restatement of our unaudited statement of cash flows for the six months ended June 30, 2007 was required to correct errors in the classification of certain items between cash flows from operating activities and the effect of exchange rate changes on cash. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. Based on its assessment, management concluded that the previously undetected error resulted from a material weakness in our internal control over financial reporting. In particular, the Company’s monitoring controls surrounding the preparation and review of the statement of cash flows did not operate effectively at June 30, 2007.

In connection with the preparation of our statement of cash flows for the nine months ended September 30, 2007, changes were implemented that improved the monitoring and approval of conclusions reached during the preparation of our statement of cash flows. Specifically, additional reviews of the detailed information used to compile the statement of cash flows are now performed by certain of our senior accounting personnel. Those revised controls operated effectively during the preparation of our interim financial statements for the period ended September 30, 2007 and resulted in the identification of the need to restate the statement of cash flows for the six months ended June 30, 2007. Consequently, management believes that the material weakness discussed above has been remediated.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

***	3.1	Amended and Restated Bylaws of KBR, Inc. (filed only to show date of adoption).

***	10.1+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007).

***	10.2+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

***	10.3+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

***	10.4+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

***	10.5+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award.

***	10.6+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award.

***	10.7
Agreement relating to the sale and purchase of the entire issued share capital of Devonport Management Limited by and among KBR, Inc., Kellogg Brown & Root Holdings (U.K.) Limited, Balfour Beatty plc, The Weir Group plc, and Babcock International Group plc, dated May 10, 2007.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q
	***	Previously Filed
	+	Management contracts or compensatory plans or arrangements

Index

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

KBR, INC.

/s/ CEDRIC W. BURGHER	/s/ JOHN W. GANN, JR.
Cedric W. Burgher	John W. Gann, Jr.
Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Date: November 1, 2007

Index

Exhibit Index

***	3.1	Amended and Restated Bylaws of KBR, Inc. (filed only to show date of adoption).

***	10.1+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007).

***	10.2+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

***	10.3+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

***	10.4+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

***	10.5+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award.

***	10.6+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award.

***	10.7
Agreement relating to the sale and purchase of the entire issued share capital of Devonport Management Limited by and among KBR, Inc., Kellogg Brown & Root Holdings (U.K.) Limited, Balfour Beatty plc, The Weir Group plc, and Babcock International Group plc, dated May 10, 2007.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q
	***	Previously Filed
	+	Management contracts or compensatory plans or arrangements