Form 10-Q
period 2007-09-30
KBR, INC.
filed 2007-11-01
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 26, 2007, 169,421,587 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

  KBR, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.

Condensed Consolidated Statements of Operations

(In millions, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Services	$2,142	$2,253	$6,285	$6,561
Equity in earnings (losses) of unconsolidated affiliates, net	35	(31)	71	(47)
Total revenue	2,177	2,222	6,356	6,514
Operating costs and expenses:
Cost of services	2,043	2,124	6,053	6,385
General and administrative	32	32	91	73
Other operating income	-	-	-	(6)
Total operating costs and expenses	2,075	2,156	6,144	6,452
Operating income	102	66	212	62
Interest expense-related party	-	(7)	-	(35)
Interest income, net	17	7	44	12
Foreign currency losses, net	(11)	(4)	(16)	(14)
Other non-operating gains, net	-	-	1	-
Income from continuing operations before income taxes and minority interest	108	62	241	25
Provision for income taxes	(35)	(55)	(93)	(48)
Minority interest in net (earnings) losses of subsidiaries	(13)	(15)	(14)	32
Income (loss) from continuing operations	60	(8)	134	9
Income from discontinued operations, net of tax benefit (provision) of $3, $(5), $(130) and $(65)	3	15	97	116
Net income	$63	$7	$231	$125
Basic income (loss) per share (1):
Continuing operations	$0.36	$(0.06)	$0.80	$0.07
Discontinued operations, net	0.02	0.11	0.58	0.85
Net income per share	$0.38	$0.05	$1.38	$0.92
Diluted income (loss) per share (1):
Continuing operations	$0.35	$(0.06)	$0.79	$0.07
Discontinued operations, net	0.02	0.11	0.57	0.85
Net income per share	$0.37	$0.05	$1.37	$0.92
Basic weighted average common shares outstanding	168	136	168	136
Diluted weighted average common shares outstanding	170	136	169	136

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and equivalents	$1,795	$1,410
Receivables:
Notes and accounts receivable (less allowance for bad debts of $28 and $57)	988	761
Unbilled receivables on uncompleted contracts	812	1,110
Total receivables	1,800	1,871
Deferred income taxes	142	120
Due from Halliburton	16	-
Other current assets	262	240
Current assets of discontinued operations, net	5	257
Total current assets	4,020	3,898
Property, plant, and equipment, net of accumulated depreciation of $227 and $205	219	211
Goodwill	251	251
Equity in and advances to related companies	307	296
Noncurrent deferred income taxes	141	156
Unbilled receivables on uncompleted contracts	195	194
Other assets	44	51
Noncurrent assets of discontinued operations, net	-	357
Total assets	$5,177	$5,414
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,099	$1,177
Due to Halliburton, net	-	152
Advanced billings on uncompleted contracts	865	767
Reserve for estimated losses on uncompleted contracts	136	180
Employee compensation and benefits	293	259
Other current liabilities	216	174
Current liabilities of discontinued operations, net	-	274
Total current liabilities	2,609	2,983
Noncurrent employee compensation and benefits	207	221
Other noncurrent liabilities	159	149
Noncurrent income tax payable	80	-
Noncurrent deferred tax liability	32	44
Noncurrent liabilities of discontinued operations, net	-	188
Total liabilities	3,087	3,585

KBR, Inc.

Condensed Consolidated Balance Sheets Continued

(In millions, except share data)

(Unaudited)

Minority interest in consolidated subsidiaries (including $0 and $44 related to discontinued operations)	(29)	35
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, $0.001 par value, 300,000,000 shares authorized, 169,330,961 and 167,772,410 shares issued and outstanding	-	-
Paid-in capital in excess of par value	2,074	2,058
Accumulated other comprehensive loss	(203)	(291)
Retained earnings	248	27
Total shareholders’ equity and accumulated other comprehensive loss	2,119	1,794
Total liabilities, minority interest, shareholders’ equity and accumulated other comprehensive loss	$5,177	$5,414

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$231	$125
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	30	32
Equity in earnings (losses), net of distributions from related companies	(17)	(1)
Deferred income taxes	8	1
Gain on sale of assets, net	(216)	(126)
Impairment of equity method investments	-	68
Other	52	(4)
Changes in operating assets and liabilities:
Receivables	(247)	208
Unbilled receivables on uncompleted contracts	271	291
Accounts payable	(91)	(247)
Advanced billings on uncompleted contracts	87	373
Reserve for estimated loss on uncompleted contracts	(43)	123
Employee compensation and benefits	35	50
Other assets	(38)	(114)
Other liabilities	110	140
Total cash flows provided by operating activities	172	919
Cash flows from investing activities:
Capital expenditures	(32)	(50)
Sales of property, plant and equipment	1	7
Disposition of businesses/investments, net of cash disposed	334	276
Total cash flows provided by investing activities	303	233
Cash flows from financing activities:
Payments to Halliburton, net	(120)	(527)
Proceeds on long-term borrowings	-	8
Payments on long-term borrowings	(7)	(21)
Excess tax benefits from stock-based compensation	3	-
Proceeds from issuance of common stock	4	-
Payments of dividends to minority shareholders	(28)	(5)
Total cash flows used in financing activities	(148)	(545)
Effect of exchange rate changes	7	21
Increase in cash and equivalents	334	628
Cash and equivalents at beginning of period	1,461	394
Cash and equivalents at end of period	$1,795	$1,022

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statement have been prepared, in accordance with the rules of the United States Securities and Exchange commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2007 or any other future periods.

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

The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton. Among other items, the employee matters agreement and the KBR, Inc. Transitional Stock Adjustment Plan provide for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock.  On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 million restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in the nine months ended September 30, 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards. Stock-based compensation expense recognized for all awards for the three and nine months ended September 30, 2007 was $4 million and $10 million, respectively. We estimate approximately $3 million of stock-based compensation expense will be recognized for the remainder of fiscal 2007.

See Note 15 for further discussion of the above agreements and other related party transactions with Halliburton.

Note 3. Percentage-of-Completion Contracts

Unapproved claims and change orders

The amounts of unapproved claims and change orders recorded as “Unbilled work on uncompleted contracts” or “Other assets” as of September 30, 2007 and December 31, 2006 are as follows:

Energy and Chemicals Division

Millions of dollars	September 30, 2007	December 31, 2006
Probable unapproved claims	$178	$178
Probable unapproved change orders	2	51
Probable unapproved claims related to unconsolidated subsidiaries	33	78
Probable unapproved change orders related to unconsolidated subsidiaries	8	-

Government and Infrastructure Division

Millions of dollars	September 30, 2007	December 31, 2006
Probable unapproved claims	$82	$37
Probable unapproved change orders	2	3
Probable unapproved change orders related to unconsolidated subsidiaries	3	3

As of September 30, 2007, the probable unapproved claims for the Energy and Chemicals division, including those from unconsolidated subsidiaries, relate to four contracts, most of which are complete or substantially complete.

In July 2007, the arbitration committee awarded claims in favor of one of our three projects for PEMEX which was performed by our unconsolidated subsidiary. Although we are seeking clarification from the arbitration committee with respect to certain provisions of the award, we believe the amount of the award is sufficient for us to recover the $45 million in claims related to this project and our investment in and other receivables due from this unconsolidated joint venture. The arbitration proceedings with respect to a second PEMEX project have been conducted and we are awaiting the results. Regarding the third PEMEX project, arbitration hearings are scheduled for the fourth quarter of 2007.

A significant portion of the probable unapproved claims as of September 30, 2007 arose from two completed projects with Petroleos Mexicanos (PEMEX) ($148 million from our consolidated subsidiaries) that are currently subject to arbitration proceedings.  In addition, included in non-current "Unbilled receivables on uncompleted contracts" is $64 million related to previously approved services that are unpaid by PEMEX and are part of these arbitration proceedings.  Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts.  The remaining arbitration proceedings are expected to extend through 2007.  PEMEX has asserted counterclaims in the arbitration proceedings; however, it is premature based upon our current understanding of those counterclaims to make an assessment of their merits.  As of September 30, 2007, we had not accrued any amounts related to the PEMEX counterclaims in the arbitrations.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $178 million and $175 million at September 30, 2007 and December 31, 2006, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Note 4. Escravos Project

In connection with our consolidated 50%-owned GTL project in Escravos, Nigeria, during the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. The effect of the modifications resulted in a $3 million increase to operating income in the second quarter of 2007. In addition, minority interest shareholders’ absorption of losses increased by $15 million resulting in an increase to net income of $12 million in the second quarter of 2007. Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, as defined, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved.

Note 5. Business Segment Information

We provide a wide range of services; however, the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, relatively few of our projects and joint ventures represent a substantial part of our operations.

As a result of changes in the monthly financial and operating information provided to our chief operating decision maker as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” during the first quarter of 2007 we redefined our reportable segments on a basis that is representative of how our chief operating decision maker evaluates its operating performance and makes resource allocation decisions. Accordingly, KBR has reorganized its operations, resulting in the Government and Infrastructure, Energy and Chemicals, and Ventures reportable segments. Segment information has been prepared in accordance with SFAS No. 131 and all prior period amounts have been restated to conform to the current presentation.

             The table below presents information on our segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Revenue:
Government and Infrastructure	$1,566	$1,653	$4,505	$4,895
Energy and Chemicals	613	602	1,858	1,703
Ventures	(2)	(33)	(7)	(84)
Total	$2,177	$2,222	$6,356	$6,514
Operating income (loss):
Government and Infrastructure	$59	$55	$122	$148
Energy and Chemicals	46	46	100	(7)
Ventures	(3)	(35)	(10)	(79)
Total	$102	$66	$212	$62

Intersegment revenues included in the Government and Infrastructure segment were $3 million and $11 million for the three and nine months ended September 30, 2007, respectively. Intersegment revenues included in the Government and Infrastructure segment were $3 million and $10 million for the three and nine months ended September 30, 2006, respectively. Intersegment revenues included in the Energy and Chemicals segment were $46 million and $135 million for the three and nine months ended September 30, 2007, respectively. Intersegment revenues included in the Energy and Chemicals segment were $44 million and $126 million for the three and nine months ended September 30, 2006, respectively. Our equity in earnings (losses) of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.

During the third quarter of 2007, we announced the reorganization of our operations into six business units; Upstream, Downstream, Technology, Services, Government and Infrastructure and Ventures. We are currently revising our internal reporting structure which will result in changes in the monthly financial and operating information provided to our chief operating decision maker.  We anticipate presenting reportable segment information based on the new internal reporting structure in the near future.

Note 6. Committed Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At September 30, 2007 and December 31, 2006, cash and equivalents include approximately $651 million and $527 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 7. Comprehensive Income

The components of other comprehensive income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Net income	$63	$7	$231	$125

Net cumulative translation adjustments	4	9	(14)	26
Pension liability adjustment	3	-	103	-
Net unrealized gains (losses) on investments and derivatives	-	-	(1)	13
Total comprehensive income	$70	$16	$319	$164

Accumulated other comprehensive income consisted of the following:

	September 30,	December 31,
Millions of dollars	2007	2006
Cumulative translation adjustments	$29	$43
Pension liability adjustments	(232)	(335)
Unrealized gains (losses) on investments and derivatives	-	1
Total accumulated other comprehensive (loss)	$(203)	$(291)

Comprehensive income for the nine months ended September 30, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML. See Note 17 for further discussion.

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

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers and others that have arisen out of our work in Iraq such as claims for wrongful termination, assaults against employees, personal injury claims by third parties and army personnel, and contractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these types of claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most of these employee claims are subject to binding arbitration. However, an unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be substantially less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue. In October 2007, we have filed a claim to recover the amounts withheld.

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

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $25 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. Approximately $30 million has been withheld as of September 30, 2007, of which we withheld $17 million from our subcontractor. We will continue working with the government and our subcontractors to resolve the remaining amounts.

Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We have responded to the DCAA that our costs are reasonable.  Recent discussions with the DCAA cause us to believe that the DCAA may recommend disallowing $13 million of costs related to this matter in the near future.  We continue to cooperate with our customer in the DCAA but we intend to vigorously defend ourselves on this matter.  The client has a variety of options with regard to this matter that may include withholdings of yet to be determined amounts.

Kosovo fuel. In April 2007, the Department of Justice (“DOJ”) issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. We are currently reviewing our air transportation processes and costs under the LogCAP III contract to verify our compliance with the Fly America Act.

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

Various Congressional committees have conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We continue to provide information and testimony with respect to operations in Iraq in these Congressional committees, including the House Armed Services Committee.

We have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or may have been unlicensed. A failure to comply with export control laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. We are in ongoing communications with the appropriate authorities with respect to these matters. In addition, we have responded to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues.

Claims

We had unapproved claims totaling $79 million at September 30, 2007 and $36 million at December 31, 2006 for the LogCAP contract. The unapproved claims outstanding at September 30, 2007 and December 31, 2006, are considered to be probable of collection and have been recognized as revenue. These amounts are included in the table of Government and Infrastructure unapproved claims and unapproved change orders in Note 3.

In addition, as of September 30, 2007, we had incurred approximately $151 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated amongst the task orders. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter. We anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

DCMA system reviews

Report on estimating system. In December 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We have addressed the issues raised by the DCMA. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation. We continue to address new issues as they are raised by the DCAA.

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

Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter 2006, the DCAA finalized its report and submitted it to the DCMA to make a determination of the adequacy of our accounting systems for government contracting. We prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. KBR’s accounting system is currently deemed acceptable for accumulating costs incurred under U.S. Government contracts.

SIGIR Reports

The Special Inspector General for Iraq Reconstruction, or SIGIR, was created by Congress to provide oversight of the Iraq Relief and Reconstruction Fund (IRRF) and all obligations, expenditures, and revenues associated with reconstruction and rehabilitation activities in Iraq. SIGIR reports, from time to time, make reference to KBR regarding various matters. We believe we have addressed all issues raised by prior SIGIR reports and we will continue to do so as new issues are raised.

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

Godfrey Qui Tam suit

In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract. As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations. In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit. In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims. We have filed motions to dismiss and to compel arbitration on which the court has not yet ruled. Although discovery is just beginning, it is our intention to vigorously defend this claim.

Note 9. Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

Halliburton provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The following provides a detailed discussion of the FCPA investigation.

The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information which has been furnished regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, Halliburton, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that Halliburton, for itself and all of its subsidiaries, enter into a tolling agreement on behalf of Halliburton and KBR with respect to its investigation. In October of 2007, after our separation from Halliburton, the SEC repeated its request for Halliburton and us to each enter into a tolling agreement. In accordance with the master separation agreement, KBR has requested approval from Halliburton to enter into the tolling agreement. We anticipate that we will enter into an appropriate tolling agreement with the SEC.

We and Halliburton each recently received a grand jury subpoena from the DOJ and subpoenas from the SEC related to the Bonny Island project asking for additional information on the immigration service providers used by TSKJ. We are cooperating with the DOJ and SEC and will continue to provide the requested information in accordance with the master separation agreement.

TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at September 30, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at September 30, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root LLC, one of our subsidiaries.

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton and KBR have been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. The Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project and recently made contact with KBR to request limited information. Halliburton will continue to oversee and direct the investigations. We will monitor the continuing investigations directed by Halliburton.

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

The SEC and DOJ investigations include an examination of whether TSKJ’s engagement of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Halliburton representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.

Halliburton notified the other owners of TSKJ of information provided by the investigations and asked each of them to conduct their own investigation. TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements. In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.

As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations that payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998 plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of these activities involve current or former employees or persons who were or are consultants to us, and the investigation is continuing.

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

A person or entity found in violation of the FCPA could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation and twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. In the third quarter of 2007, we had revenue of approximately $1.4 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During the third quarter of 2007, we had revenue of approximately $60 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

Under the terms of the master separation agreement entered into in connection with the Offering, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ or Brown & Root–Condor Spa, in which we do not have an interest greater than 50%. Refer to Note 12 for a discussion on our recent sale of our interest in Brown & Root Condor Spa.

As of September 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.

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

The results of these investigations may have a material adverse effect on our business and results of operations. As of September 30, 2007, we are unable to estimate an amount of probable loss or range of possible loss related to these matters.

Possible Algerian investigation

We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root-Condor Spa, a joint venture among Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria and Holding Services para Petroliers Spa. During the third quarter of 2007, we sold our interest in the Brown & Root-Condor Spa joint venture. See Note 12.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we believe there is no basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008. As of September 30, 2007, we had not accrued any amounts related to this arbitration.

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

Iraq overtime litigation

During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP contract and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. That claim remains pending. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. It is our intention to continue to vigorously defend the remaining claim. As of September 30, 2007, we have not accrued any amounts related to this matter.

Tax law changes

On October 1, 2007, Mexico enacted a new tax law. The new tax law introduces a flat tax, which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax. The flat tax will subject entities to additional income tax. Currently, we are uncertain of the potential effects that the new tax law may have on our deferred tax assets and liabilities, impact, if any, on our ongoing effective tax rate, including any incremental tax related to the arbitration committee awards due from PEMEX .  We are currently evaluating the impact that the new tax law in Mexico will have on our financial position, results of operations, and cash flows.

Environmental

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

-	the Comprehensive Environmental Response, Compensation and Liability Act;
-	the Resources Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act; and
-	the Toxic Substances Control Act.

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements.  On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.  We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities.  Our estimates are based on the best available information and are updated whenever new information becomes known.  For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs.  This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities.  We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. In the quarter ended September 30, 2007, we increased our accrual from approximately $4 million to $8 million for the estimated assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2007, we had approximately $805 million in letters of credit and financial guarantees outstanding, of which $222 million were issued under our Revolving Credit Facility. Approximately $567 million of the remaining $583 million were issued under various Halliburton and KBR facilities and are irrevocably and unconditionally guaranteed by Halliburton.

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

Other commitments

As of September 30, 2007, we had commitments to provide funds of $126 million to related companies, including $115 million related to our privately financed projects. As of December 31, 2006, these commitments were approximately $156 million, including $119 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. At September 30, 2007, approximately $17 million of the $126 million commitments are current. In addition, we continue to fund operating cash shortfalls on the Barracuda-Caratinga project and are obligated to fund total shortages over the remaining life of the project. The remaining estimated project costs net of revenue to be received, was $5 million at September 30, 2007.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $28 million and $38 million at September 30, 2007 and December 31, 2006, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 10.Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2007 was approximately 32% and 39%, respectively. Our effective tax rate for the three and nine months ended September 30, 2006 was approximately 89% and 192%, respectively. Our effective tax rate for the three and nine months ended September 30, 2006 exceeded our statutory rate of 35% primarily due to not receiving a benefit for a portion of our impairment charge related to our railroad investment in Australia, non-deductible operating losses from our railroad investment in Australia, and adjustments for prior year taxes in various tax jurisdictions. Our effective tax rate for continuing operations for 2007 is forecasted to be approximately 39%.

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

As of January 1, 2007, we had total unrecognized tax benefits of $61 million. During the three and nine months ended September 30, 2007, we had no significant changes in these tax positions related to the current reporting or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations. As of January 1, 2007 and September 30, 2007, KBR estimates that $24 million in unrecognized tax benefits, if recognized, would affect the effective tax rate.

KBR recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. As of September 30, 2007, we had accrued approximately $15 million in interest and penalties. During the three and nine months ended September 30, 2007, we recognized approximately $1 million and $2 million, respectively, in interest and penalties charges related to unrecognized tax benefits.

As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the quarter ended September 30, 2007, no material changes have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

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

Note 11. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2007	2006	2007	2006
Basic weighted average common shares outstanding	168	136	168	136
Dilutive effect of:
Stock options	1	—	1	—
Restricted shares	1	—	—	—
Diluted weighted average common shares outstanding	170	136	169	136

No adjustments to net income were made in calculating diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

Note 12. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

Alice Springs-Darwin (“ASD”). ASD is a joint venture consortium consisting of general partnerships registered in Australia and was created for the purpose of operating a railroad between Alice Springs and Darwin in Australia. KBR owns a 36.7% interest in the partnership accounted for using the equity method of accounting. At the end of the first quarter of 2006, we recorded a $26 million impairment charge to our investment due to sustained losses, lower than anticipated freight volume, and a slowdown in the planned expansion of the Port of Darwin. In the third quarter of 2006, we recorded a further impairment charge of $32 million to our investment, due to loan covenant defaults and the joint ventures, need for additional financing. These impairment charges are classified as a component of “Equity in losses of unconsolidated affiliates” in our condensed consolidated statements of operations. Summarized financial information for the underlying business of ASD is as follows for the three and nine months ended September 30, 2007 and 2006:

Statements of Operations (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2007	2006	2007	2006
Revenue	$57	$17	$165	$91

Operating loss	$7	$(5)	$(7)	$(11)

Net Loss	$(12)	$(13)	$(31)	$(34)

Brown & Root Condor Spa (“BRC”). During the first quarter of 2007, BRC experienced a decline in new work awarded from various sources including Sonatrach, which is a significant customer of BRC and also owns a 51% interest in the business along with its Algerian government affiliates. In addition, Sonatrach canceled work previously awarded to BRC and indicated to us that they wish to dissolve BRC. As a result of its ongoing operating losses and the lack of new project awards, BRC’s projected cash flows indicated that BRC would have difficulty in paying its obligations as they become due in 2007. As a result, during the first quarter of 2007 KBR determined that it was unlikely that the carrying amount of its net investment in BRC would be recovered and, consequently recorded an $18 million impairment charge during the first quarter of 2007. Of the $18 million charge, approximately $16 million was classified as a component of “Equity in losses of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of operations. During the first quarter of 2007, we billed approximately $2 million of services to BRC, which we expensed as a component of “Cost of services”. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in losses of unconsolidated affiliates”.

Note 13. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended (1)
	September 30, 2007		September 30, 2006
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$-	$2	$-	$2
Interest cost	1	21	1	16
Expected return on plan assets	(1)	(24)	(1)	(18)
Recognized actuarial loss	-	5	-	4
Net periodic benefit cost	$-	$4	$-	$4

	Nine Months Ended (1)
	September 30, 2007		September 30, 2006
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$-	$7	$-	$6
Interest cost	2	62	2	49
Expected return on plan assets	(2)	(71)	(2)	(55)
Recognized actuarial loss	-	15	-	11
Net periodic benefit cost	$-	$13	$-	$11

(1)

The components of net periodic benefit cost for both the current and prior period exclude pension benefits associated with DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations.

As of September 30, 2007, we contributed $21 million of the $27 million, we expect to contribute in 2007 to our international pension plans. We do not have a required minimum contribution for our domestic plans. We do not expect to make additional contributions to our domestic plans in 2007.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and nine months ended September 30, 2007 and 2006.

Note 14. Reorganization of Business Operations

In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position us for the future. In connection with this reorganization, we recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. These termination benefits were offered to approximately 139 personnel, with 66 receiving enhanced termination benefits. The terminated personnel were located in the United States and United Kingdom. Of this amount, $3 million related to our Energy and Chemicals segment and $2 million related to our Government and Infrastructure segment. The restructuring charge was included in “General and administrative” expense in our consolidated statements of operations for the year ended December 31, 2006. During the nine months ended September 30, 2007, approximately $4 million of termination benefits were paid. No additional payments related to this reorganization are expected. The remaining balance in the restructuring reserve account included in “Accounts payable” is zero as of September 30, 2007.

Note 15. Related Party

Halliburton and certain of its subsidiaries provide various interim support services to KBR pursuant to a transition services agreement, including information technology, legal and internal audit. Costs for these services were $5 million and $15 million for the three and nine months ended September 30, 2007, respectively, compared with $6 million and $17 million for the three and nine months ended September 30, 2006, respectively.  Costs for information technology, including payroll processing services, are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge.  Costs for other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location. Subsequent to our separation from Halliburton, costs are no longer allocated but are charged to KBR pursuant to the terms of the transition services agreement.

Historically, Halliburton had centrally developed, negotiated and administered our risk management process. This insurance program had included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $4 million and $13 million, representing our share of these risk management coverages and related administrative costs, had been allocated to us for the three and nine months ended September 30, 2006. These expenses are included in cost of services in the condensed consolidated statements of operations for the period ended September 30, 2006. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as primary liability, and workers’ compensation. However, subject to specific limitations, Halliburton had umbrella insurance coverage for some of these risk exposures. As a result of our complete separation from Halliburton, we have implemented our own stand-alone insurance and risk management programs with policies that provide substantially the same coverage as we had under Halliburton, with the exception of property coverage. Our property coverage differs from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties.

The balances for the related party transactions described above are reflected in the consolidated balance sheets as “Due from Halliburton, net” or “Due to Halliburton, net”. KBR had a $16 million balance due from Halliburton at September 30, 2007 primarily related to amounts owed to KBR pursuant to our tax sharing agreement. KBR had a $152 million balance payable to Halliburton at December 31, 2006 which consisted of amounts KBR owed Halliburton for estimated current year outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts. The average intercompany balance for the nine months ended September 30, 2007 and 2006 was $72 million and $399 million, respectively.

All of the charges described above have been included as costs of our operation in these condensed consolidated statements of operations. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2007, we had approximately $805 million in letters of credit and financial guarantees outstanding of which $543 million related to our joint venture operations, including $206 million issued in connection with the Allenby & Connaught project. Of the total $805 million, approximately $567 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations was $73 million and $276 million for the three and nine months ended September 30, 2007, respectively. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of operations was $106 million and $324 million for the three and nine months ended September 30, 2006, respectively. Profit on transactions with our unconsolidated joint ventures recognized in our consolidated statements of operations was $14 million and $27 million for the three and nine months ended September 30, 2007, respectively and $0 million and $46 million for the three and nine months ended September 30, 2006, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At the FASB meeting held on October 17, 2007, the FASB determined that it will not delay the effective date of SFAS 157, in its entirety; however, it may select individual elements of SFAS 157’s applicability for deferral. The FASB staff’s recommendations on whether a delay would be appropriate and, if so, who and what it should apply to will be reviewed and discussed at a future FASB meeting. Since any delay is not assured, we continue to focus on implementing SFAS 157 as of January 1, 2008, and evaluating the impact that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

Note 17. Discontinued Operations

In May 2006, we completed the sale of our Production Services group, which was part of our E&C segment. The Production Services group delivered a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006. During the first and second quarters of 2007, we settled certain claims and provided an allowance against certain receivables from the Production Services group resulting in a charge of approximately $15 million. No claims were settled during the three months ended September 30, 2007. We expect to collect all remaining net receivables from the Production Services group during 2007.

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

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations in our condensed consolidated statements of operations. The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheet at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
Millions of dollars	2007	2006
Assets:
Cash and equivalents	$-	$51
Accounts receivable—related party	5	62
Accounts receivable and unbilled receivables on uncompleted contracts, net	-	112
Other current assets	-	32
Total current assets related to discontinued operations	5	257
Property, plant, and equipment, net	-	281
Goodwill	-	38
Other noncurrent assets	-	38
Total noncurrent assets related to discontinued operations	-	357
Total assets related to discontinued operations	$5	$614
Liabilities:
Accounts payable	$-	$99
Advance billings on incomplete contracts	-	136
Other current liabilities	-	39
Total current liabilities related to discontinued operations	-	274
Employee compensation and benefits	-	191
Long-term debt	-	2
Other long-term liabilities	-	(5)
Total noncurrent liabilities related to discontinued operations	-	188
Total liabilities related to discontinued operations	$-	$462
Minority interest in consolidated subsidiaries	$-	$44

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our condensed consolidated statements of operations, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2007	2006	2007	2006
Revenue	$-	$217	$449	$910

Operating income	$-	$29	$22	$78

Pretax income	$-	$22	$11	$60

The operating results of DML, which are classified as discontinued operations, and included in our consolidated operating results table above, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2007	2006	2007	2006
Revenue	$-	$217	$449	$610

Operating income	$-	$29	$37	$63

Pretax income	$-	$22	$26	$45

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Risk Factors” and those risk factors previously disclosed in our 2006 Annual Report on Form 10-K and in our quarterly reports on Form 10-Q.

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

The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton. Among other items, the employee matters agreement and the KBR, Inc. Transitional Stock Adjustment Plan provide for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock.  On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 million restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in the nine months ended September 30, 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards. Stock-based compensation expense recognized for all awards for the three and nine months ended September 30, 2007 was $4 million and $10 million, respectively. We estimate approximately $3 million of stock-based compensation expense will be recognized for the remainder of fiscal 2007.

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

Contract Structure

Engineering and construction contracts can be broadly categorized as either cost-reimbursable or fixed-price (sometimes referred to as lump sum.) Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must predetermine both the quantities of work to be performed and the costs associated with executing the work. While fixed-price contracts involve greater risk, they also are potentially more profitable for us, since the owner/customer pays a premium to transfer many risks to us. Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost-reimbursable contracts are generally less risky to us, since the owner/customer retains many of the risks.

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

During the third quarter of 2007, we were awarded the engineering, procurement and construction (“EPC”) contract for the Sonatrach Skikda LNG project, to be constructed at Skikda, Algeria. In addition to performing the EPC work for the 4.5 million metric tons per annum LNG train, we will execute the pre-commissioning and commissioning portion of the contract. The contract has an approximate value of $2.8 billion.

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

Escravos Project. In connection with our consolidated 50%-owned GTL project in Escravos, Nigeria, during the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. The effect of the modifications resulted in a $3 million increase to operating income in the second quarter of 2007. In addition, minority interest shareholders’ absorption of losses increased by $15 million resulting in an increase to net income of $12 million in the second quarter of 2007. Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved.

Brown & Root Condor Spa (“BRC”). During the first quarter of 2007, BRC experienced a decline in new work awarded from various sources including Sonatrach which is a significant customer of BRC and also owns a 51% interest in the business along with its Algerian government affiliates. In addition, Sonatrach canceled work previously awarded to BRC and indicated to us that they wish to dissolve BRC. As a result of its ongoing operating losses and the lack of new project awards, BRC’s projected cash flows indicate that BRC would have difficulty in paying its obligations as they become due in 2007. As a result, during the first quarter of 2007 KBR determined that it was unlikely that the carrying amount of its net investment in BRC would be recovered and, consequently recorded an $18 million impairment charge during the first quarter of 2007. During the first quarter of 2007 we billed approximately $2 million of services to BRC which we expensed as incurred. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in losses of unconsolidated affiliates”.

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

At Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with Petrobras’ claim since the bolts met Petrobras’ design specifications, and we believe there is no basis for the amount claimed by Petrobras. We intend to vigorously defend this matter and pursue recovery of the costs we have incurred to date through the arbitration process. Under the master separation agreement we entered into with Halliburton in connection with the Offering, Halliburton agreed, subject to certain conditions, to indemnify us and hold us harmless from all cash costs and expenses incurred as a result of the replacement of the subsea bolts. As of September 30, 2007, we have not accrued any amounts related to this arbitration.

PEMEX Arbitration Settlement. In July 2007, the arbitration committee awarded claims in favor of one of our three projects for PEMEX which was performed by our unconsolidated subsidiary. Although we are seeking clarification from the arbitration committee with respect to certain provisions of the award, we believe the amount of the award is sufficient for us to recover the $45 million in claims related to this project and our investment in and other receivables due from this unconsolidated joint venture. The arbitration proceedings with respect to a second PEMEX project have been conducted and we are awaiting the results. Regarding the third PEMEX project, arbitration hearings are scheduled for the fourth quarter of 2007.

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

LogCap Project. In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at September 30, 2007 was $1.2 billion. During the almost five-year period we have worked under the LogCAP III contract, we have been awarded 72 “excellent” ratings out of 89 total ratings. We expect to complete all open task orders under our LogCAP III contract during 2008.

In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the fourth quarter of 2007. In June 2007, we were selected as one of the executing contractors under the LogCap IV contract to provide logistics support to U.S. Forces deployed in the Middle East. Since the award of the LogCAP IV contract, unsuccessful bidders have brought actions at the Government Accountability Office protesting the contract award. Until these protests are resolved, the DoD is unable to proceed with the transition of the LogCAP III to the LogCAP IV contract. Despite the award of a portion of the LogCAP IV contract and extension of our LogCAP III contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide. However, as a result of the recently announced surge of additional troops and extended tours of duty in Iraq, we expect the decline to occur more slowly than we previously expected.

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

Results of Operations

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
E&C—Gas Monetization Projects	$241	$251	$(10)	(4)%
E&C—Offshore Projects	56	76	(20)	(26)%
E&C—Other	316	275	41	15%
Total Energy and Chemicals	613	602	11	2%
G&I—Middle East Operations	1,217	1,348	(131)	(10)%
G&I—Other	349	305	44	14%
Total Government and Infrastructure	1,566	1,653	(87)	(5)%
Ventures	(2)	(33)	31	94%
Total revenue	$2,177	$2,222	$(45)	(2)%
Operating Income (loss):
E&C—Gas Monetization Projects	$(13)	$(3)	(10)	(333)%
E&C—Offshore Projects	(1)	8	(9)	(113)%
E&C—Other	60	41	19	46%
Total Energy and Chemicals	46	46	-	-%
G&I—Middle East Operations	20	38	(18)	(47)%
G&I—Other	39	17	22	129%
Total Government and Infrastructure	59	55	4	7%
Ventures	(3)	(35)	32	91%
Total operating income	$102	$66	$36	55%

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

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenue. E&C revenue increased $11 million to $613 million for third quarter of 2007 compared to $602 million for the third quarter of 2006. This increase in revenue was primarily due to a $41 million increase in revenue from other projects. These increases were partially offset by decreases in revenue from gas monetization and offshore projects.

E&C revenue from our gas monetization projects for the third quarter of 2007 was $241 million compared to $251 million for the same period in 2006. This decrease is primarily due to decreases in revenue on several LNG projects in Nigeria and Algeria due to lower activity.

E&C revenue from our offshore projects for the third quarter of 2007 was $56 million compared to $76 million for the third quarter of 2006. This decrease in revenue is primarily due to the substantial completion of our lump-sum EPIC projects and decrease in the manhours incurred on projects in the Caspian Sea as two of the three projects in this area are near completion.

E&C other projects includes our North American industrial services and domestic construction businesses, several joint ventures including BRC and Mantenimiento Marino de Mexico, S. de R.L. de C.V. (“MMM”), which provides marine vessel support services in the Gulf of Mexico, technology sales and many other projects. E&C other projects for the third quarter of 2007 increased $41 million compared to the third quarter of 2006. The increase was primarily due to the $18 million gain on the sale of our investment in BRC in the third quarter of 2007, and higher revenues associated with two projects in Saudi Arabia.

G&I revenue decreased $87 million in the third quarter of 2007 compared to the third quarter of 2006. This decrease is primarily due to a $131 million decrease in revenue from our Middle East operations partially offset by a $44 million increase in revenue from other projects.

G&I revenue from our Middle East operations for the third quarter of 2007 was $1.2 billion compared to $1.3 billion for the third quarter of 2006. The decrease was primarily due to lower activity on our LogCAP III contract as our customer continued to scale back the construction and procurement related to military sites in Iraq. In addition, activity under the PCO Oil South contract has decreased as task orders are completed.

G&I revenue from other projects increased from $305 million in the third quarter of 2006 to $349 million in the third quarter of 2007. The increase includes new task orders issued under our CENTCOM project and a program management project at a U.S. government facility in Florida.

Ventures revenue increased $31 million to $(2) million for the third quarter of 2007 compared to $(33) million for the third quarter of 2006. The third quarter of 2006 included a $32 million impairment charge recorded on our equity investment in the Alice-Springs Darwin project in Australia.

Operating income. E&C operating income for the third quarter of 2007 and 2006 was $46 million. Operating income from other projects was $60 million and was offset by operating losses of $14 million from gas monetization and offshore projects. The operating losses from gas monetization and offshore projects is attributed to division and general and administrative overhead allocations.

E&C operating loss from gas monetization for the third quarter of 2007 was $13 million compared to an operating loss of $3 million for the third quarter of 2006. During the third quarter of 2007, we earned job income of $22 million on our gas monetization projects including the Pearl GTL project and the Yemen LNG project. These job results were offset by $35 million of division and general and administrative expenses allocated to gas monetization.

E&C operating loss from our offshore projects for the third quarter of 2007 was $1 million compared to operating income of $8 million for the third quarter of 2006. The decrease in operating income was primarily due to a decrease in work on several projects in the Caspian Sea that are near in completion.

E&C operating income from other projects increased from $41 million in the third quarter of 2006 to $60 million in the third quarter of 2007. The increase was primarily due to the $18 million gain on the sale of our investment in BRC in the third quarter of 2007.

G&I operating income increased $4 million to $59 million for the third quarter of 2007 compared to $55 million for the third quarter of 2006. Operating income from our Middle East Operations was approximately $18 million lower in the third quarter of 2007 compared to the same period in 2006 primarily due to the lower volume of activity in Iraq. The decrease in operating income from our Middle East Operations was offset by an increase in operating income from other projects of $22 million.

G&I operating income from our Middle East operations was $20 million for the third quarter of 2007 compared to $38 million in third quarter of 2006. Operating income on our LogCAP III contract decreased in the third quarter of 2007 as compared to the same period in 2006 as the volume of activity has decreased in Iraq and because of lower award fee scores from the July 2007 award fee boards than had been received in recent periods.

G&I operating income from other projects increased from $17 million in the third quarter of 2006 to $39 million in the third quarter of 2007. The increase in operating income is due to an increase in the number of task orders issued under our CENTCOM project. In addition, during the third quarter of 2007, we received an insurance claim in the amount of $6 million related to the construction of a road project in the United Kingdom that was completed in 2006.

Ventures operating loss for the third quarter of 2007 was $3 million compared to an operating loss of $35 million in the third quarter of 2006. Operating loss in the third quarter of 2006 included a $32 million impairment charge recorded on our equity investment in the Alice-Springs Darwin railroad project in Australia.

Non-operating items. Related party interest expense was zero for the third quarter of 2007 compared to $7 million for the third quarter of 2006. The decrease is due to the repayment of our $774 million interest bearing subordinated intercompany notes in November 2006.

Net interest income increased $10 million to $17 million for the third quarter of 2007 compared to net interest income of $7 million for the third quarter of 2006. The increase in net interest income is primarily due to additional interest earned on higher cash balances during the third quarter of 2007. As of September 30, 2007, we had total cash and equivalents of approximately $1.8 billion (including committed cash of $651 million) compared to $1.0 billion as of September 30, 2006.

Foreign currency losses increased from $4 million in the third quarter of 2006 to $11 million in the third quarter of 2007. This increase was primarily due to revaluation of foreign currency denominated assets and liabilities generated from the sale of our 51% interest in DML in June 2007, and the weakening of the U.S. dollar.

Provision for income taxes from continuing operations in the third quarter of 2007 was $35 million compared to $55 million in the third quarter of 2006. The effective tax rate for the third quarter of 2007 and 2006 was 32% and 89%, respectively. Our effective tax rate for the third quarter of 2007 was below our statutory rate of 35% primarily due to the receipt of tax refunds for prior year taxes paid and a decrease in the U.K. statutory rate from 30% to 28% as a result of changes in enacted tax law. Our effective tax rate in the third quarter of 2006 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our railroad investment in Australia, non-deductible operating losses from our railroad investment in Australia, and adjustments for prior year taxes in various tax jurisdictions.

Discontinued operations .Discontinued operations consist of the sale of our Production Services group in May 2006 and the disposition of our 51% interest in DML on June 28, 2007.  Income from discontinued operations, net of tax was $3 million and $15 million for the three months ended September 30, 2007 and 2006, respectively. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
E&C—Gas Monetization Projects	$829	$596	$233	39%
E&C—Offshore Projects	178	236	(58)	(25)%
E&C—Other	851	871	(20)	(2)%
Total Energy and Chemicals	1,858	1,703	155	9%
G&I—Middle East Operations	3,529	3,951	(422)	(11)%
G&I—Other	976	944	32	3%
Total Government and Infrastructure	4,505	4,895	(390)	(8)%
Ventures	(7)	(84)	77	92%
Total revenue	$6,356	$6,514	$(158)	(2)%
Operating Income (loss):
E&C—Gas Monetization Projects	$(3)	$(124)	$121	98%
E&C—Offshore Projects	4	9	(5)	(56	) %
E&C—Other	99	108	(9)	(8)%
Total Energy and Chemicals	100	(7)	107	1,529%
G&I—Middle East Operations	73	110	(37)	(34)%
G&I—Other	49	38	11	29%
Total Government and Infrastructure	122	148	(26)	(18)%
Ventures	(10)	(79)	69	87%
Total operating income	$212	$62	$150	242%

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

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenue. E&C revenue increased $155 million to $1.9 billion for the first nine months of 2007 compared to $1.7 billion for the first nine months of 2006. This increase in revenue was primarily due to a $233 million increase in revenue from our gas monetization projects. These increases were partially offset by a $78 million decrease in revenue from offshore and other projects.

E&C revenue from our gas monetization projects for the first nine months of 2007 was $829 million compared to $596 million for the same period in 2006. This increase is primarily due to the work on of several projects awarded in 2005 and 2006, including the work performed by us on the Escravos and Pearl GTL projects. Revenue related to these two projects was $319 million higher in the nine months ended September 30, 2007 compared to the same period in 2006. These increases were partially offset by decreases in revenues related to several front-end engineering and design projects that are now completed.

E&C revenue from our offshore projects for the first nine months of 2007 was $178 million compared to $236 million for the first nine months of 2006. This decrease in revenue is due to the substantial completion of our lump-sum EPIC projects and a decrease in the man hours incurred on several projects in the Caspian Sea and near Angola as these projects near completion.

E&C revenue from other projects decreased by $20 million to $851 million in the first nine months of 2007 compared to $871 million in the first nine months of 2006. The decrease includes $29 million from the Syncrude project in Canada and $42 million from several projects in Algeria.  Partially offsetting these decreases were increases in revenue on several other projects including an export refinery project in Saudi Arabia.

G&I revenue decreased $390 million in the first nine months of 2007 compared to the first nine months of 2006. This decrease is primarily due to a $422 million decrease in revenue from Middle East operations partially offset by an increase of $32 million from other projects.

G&I revenue from our Middle East operations for the first nine months of 2007 was $3.5 billion compared to $4.0 billion for the first nine months of 2006. The $422 million decrease was primarily due to lower activity on our LogCAP III contract as our customer continued to scale back the construction and procurement related to military sites in Iraq. In addition, activity under the PCO Oil South contract has decreased as task orders are completed.

G&I revenue from other projects increased by $32 million to $976 million for the first nine months of 2007 compared to $944 million for the first nine months of 2006. The increase in revenues are primarily due to new task orders issued on our CENTCOM project, new task orders related to a program management project at a U.S. government facility in Florida, and increased activity on our USAREUR support contract. These increases were partially offset by decreases in revenue on our CONCAP and Balkans support contracts.

Ventures revenue increased $77 million to $(7) million for the first nine months of 2007 compared to $(84) million for the first nine months of 2006. The first nine months of 2006 included $58 million in impairment charges that were recorded on our equity investment in the Alice Springs-Darwin railroad project and a $10 million impairment charge recorded on an equity investment in a joint venture road project in the U.K.

Operating income. E&C operating income for the first nine months of 2007 was $100 million compared to an operating loss of $(7) million in the first nine months of 2006. During the first quarter of 2007, we recorded $20 million in charges related to our investment in BRC. The BRC charge was partially offset by a gain of $18 million resulting from the sale of our interest in BRC during the third quarter of 2007. During the first nine months of 2006, we identified a $148 million charge, before minority interest and income tax, related to our Escravos GTL Project. Additionally, operating income in the first nine months of 2006 related to an ammonia plant construction project in Egypt and was higher as a result of the completion of the front end engineering and design work for the plant.

E&C operating loss from gas monetization for the first nine months of 2007 was $3 million compared to an operating loss of $124 million for the first nine months of 2006. In the second quarter of 2006, we identified a $148 million dollar charge, before income taxes and minority interest, related to the Escravos GTL project. In 2006, the project experienced delays relating to civil unrest and security on the Escravos River, near the project site and further delays resulting from scope changes and engineering and construction modifications. During the first nine months of 2007, we earned job income of $90 million on our gas monetization projects, including the Pearl GTL project and the Yemen LNG project. These job results were offset by $93 million of division and general and administrative expenses allocated to gas monetization.

E&C operating income from our offshore projects for the first nine months of 2007 was $4 million compared to operating income of $9 million for the first nine months of 2006. The decrease in operating income is primarily due to a decrease in work on several projects in the Caspian Sea that are nearing completion.

E&C operating income from other projects decreased from $108 million in the first nine months of 2006 to $99 million in the first nine months of 2007. Operating income for the first nine months of 2006 related to an ammonia plant construction project in Egypt and was $22 million higher as a result of the completion of the front end engineering and design work for the plant. This decrease in operating income was partially offset by increases from our MMM joint venture which provides marine vessel support services in the Gulf of Mexico.

G&I operating income decreased $26 million to $122 million for the first nine months of 2007 compared to $148 million for the first nine months of 2006. Operating income from our Middle East operations was approximately $37 million lower in the nine months ended September 30, 2007 compared to the same period in 2006. This decrease was partially offset by higher operating income on various other infrastructure projects.

G&I operating income from our Middle East operations decreased $37 million to $73 million for the first nine months of 2007 from $110 million in first nine months of 2006. Operating income on our LogCAP III contract decreased by $53 million in the nine months ended September 30, 2007 as compared to the same period in 2006 due to the lower volume of activity in Iraq as the customer continued to scale back the construction and procurement related to military sites in Iraq and lower award fee scores in July 2007 than received in prior periods. This decrease was partially offset by favorable variances in division and general and administrative expenses allocated to Middle East operations.

G&I operating income from other projects increased by $11 million in the first nine months of 2007 compared to the same period in 2006. The increase is primarily due to increases in operating income from our Allenby & Connaught project and a windfarm project in the United Kingdom. In addition, we received an insurance claim in the amount of $6 million related to a U.K. road construction project that was completed in 2006. These increases were partially offset by the $24 million loss taken in the second quarter of 2007 on the U.S. embassy project in Skopje, Macedonia.

Ventures operating loss for the first nine months of 2007 was $10 million compared to an operating loss of $79 million in the first nine months of 2006. The first nine months of 2006 included a $58 million impairment charge that was recorded on our equity investment in the Alice Springs-Darwin railroad project and $17 million in charges recorded on an equity investment in a joint venture road project in the U.K.

Non-operating items. Related party interest expense was zero for the first nine months of 2007 compared to $35 million for the first nine months of 2006. The decrease is due to the repayment of our $774 million interest bearing subordinated intercompany notes in November 2006.

Net interest income increased $32 million to $44 million for the first nine months of 2007 compared to net interest income of $12 million for the first nine months of 2006. The increase in net interest income is primarily due to additional interest earned on higher cash balances during the nine months ended September 30, 2007. As of September 30, 2007, we had total cash and equivalents of approximately $1.8 billion (including committed cash of $651 million) compared to $1.0 billion as of September 30, 2006.

Provision for income taxes from continuing operations in the first nine months of 2007 was $93 million compared to $48 million in the first nine months of 2006. The effective tax rate for the nine months ended September 30, 2007 was approximately 39% as compared to a rate of 192% for the nine months ended September 30, 2006. Our effective tax rate for the nine months ended September 30, 2006 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our railroad investment in Australia, non-deductible operating losses from our railroad investment in Australia, and adjustments for prior year taxes in various tax jurisdictions.

Discontinued operations. Discontinued operations consist of the sale of our Production Services group in May 2006 and the disposition of our 51% interest in DML on June 28, 2007. Revenues from our discontinued operations for the nine months ended September 30, 2007 and 2006 were $449 million and $910 million, respectively, while income from discontinued operations, net of tax was $97 million and $116 million for the nine months ended September 30, 2007 and 2006, respectively. Income from our discontinued operations for the nine months ended September 30, 2007 and September 30, 2006 included a gain, net of tax of approximately $97 million and $79 million, respectively.  See Note 17 in the Notes to Condensed Consolidated Financial Statements for additional information.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. As of September 30, 2007, our backlog for projects related to unconsolidated joint ventures was $0.8 billion in the E&C segment, $1.9 billion in the G&I segment, and $0.6 billion in the Ventures segment. As of December 31, 2006, our backlog for projects related to unconsolidated joint ventures was $1.6 billion in the E&C segment, $2.1 billion in the G&I segment, and $0.7 billion in the Ventures segment. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures. As of September 30, 2007, our backlog related to consolidated joint ventures with minority interest was $5.4 billion in the E&C segment. As of December 31, 2006, our backlog for projects related to joint ventures with minority interest was $2.8 billion in the E&C segment and $0.1 billion in the G&I segment.

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

Backlog(1)

(in millions)

	September 30, 2007	December 31, 2006
E&C—Gas Monetization	$5,972	$3,883
E&C—Offshore Projects	154	130
E&C—Other	1,296	1,700
Total E&C	7,422	5,713
G&I—Middle East Operations	1,188	3,066
G&I—Other	2,759	2,998
Total G&I	3,947	6,064
Ventures	633	660
Total backlog for continuing operations (2)	$12,002	$12,437

(1)

Our G&I and Ventures segment’s total backlog from continuing operations attributable to firm orders was $3.8 billion and $633 million, respectively, as of September 30, 2007 and $4.0 billion and $660 million, respectively, as of December 31, 2006, respectively. Our G&I segment total backlog from continuing operations attributable to unfunded orders was $99 million as of September 30, 2007 and $2.1 billion as of December 31, 2006.

(2)

This amount represents backlog for continuing operations and does not include backlog associated with DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Backlog for DML was $1.1 billion as of December 31, 2006.

We estimate that as of September 30, 2007, 39% of our E&C segment backlog, 56% of our G&I segment backlog and 15% of our Ventures segment backlog will be complete within one year. As of September 30, 2007, 29% of our backlog for continuing operations was attributable to fixed-price contracts and 71% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominate component. In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through March 2008 under the LogCAP III contract. As of September 30, 2007, our backlog under the LogCAP III contract was $1.2 billion.

Liquidity and Capital Resources

At September 30, 2007 and December 31, 2006, cash and equivalents totaled $1.8 billion and $1.4 billion, respectively. These balances include cash and cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes and which totaled $651 million at September 30, 2007 and $527 million at December 31, 2006. The use of these cash balances is limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.

Significant sources of cash

Cash flow provided by operations was $172 million for the first nine months of 2007. This includes a $113 million advance payment received related to our Skikda LNG project. Collections of accounts receivable balances, including a significant milestone payment from one of our joint ventures were partially offset by the timing of mid-month billing for our LogCAP III project. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, increased from $248 million at December 31, 2006 to $360 million at September 30, 2007. Cash flow provided by operations for the nine months ended September 30, 2007, also includes cash outflows for a tax payment related to the gain on the sale of our 51% interest in DML.

Cash flow provided by investing activities was $303 million for the first nine months of 2007. During the second quarter of 2007, we sold our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs.

Further available sources of cash. We have available an unsecured $850 million five-year revolving credit facility. Letters of credit that totaled $222 million were issued under the revolving credit facility, thus reducing the availability under the credit facility to approximately $628 million at September 30, 2007. There were no cash drawings under the revolving credit facility as of September 30, 2007.

Significant uses of cash

During the nine months ended September 30, 2007, we made net payments of $120 million to Halliburton. The payments to Halliburton relate to various support services provided by Halliburton under our transition services agreement and other amounts prior to our separation from Halliburton. The amount due to Halliburton was $152 million at December 31, 2006. Amounts due to Halliburton at the date of our separation were settled or classified as normal operating activities with an unrelated party elsewhere in our balance sheet.

In the first nine months of 2007, we contributed a total of $21 million to our United Kingdom pension plans, excluding DML.

Capital expenditures of $32 million in the first nine months of 2007 were $18 million lower than the first nine months of 2006.

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

As of September 30, 2007, we had commitments to fund approximately $126 million to related companies. These commitments arose primarily during the start-up of these entities due to the losses incurred by them. At September 30, 2007, approximately $17 million of the $126 million commitments are current.

We currently expect to contribute approximately $27 million to our international pension plans in 2007, excluding DML.

Capital spending for 2007 is expected to be approximately $65 million, excluding DML. Capital spending for the remainder of the year relates primarily to information technology and real estate.

Letters of credit, bonds and financial and performance guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2007, we had approximately $805 million in letters of credit and financial guarantees outstanding of which $222 million were issued under our Revolving Credit Facility. Approximately $567 million of the remaining $583 million were issued under various Halliburton and KBR facilities and are irrevocably and unconditionally guaranteed by Halliburton. In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with  (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at November 20, 2006, the time of our initial public offering, and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

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

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At September 30, 2007 and December 31, 2006, we were in compliance with these ratios and other covenants.

Off balance sheet arrangements and other factors affecting liquidity

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $40 million and $3 million at September 30, 2007 and December 31, 2006, respectively. Our equity in earnings (losses) from privately financed project entities totaled $10 million and $14 million for the three and nine months ended September 30, 2007, respectively. Our equity in earnings (losses) from privately financed project entities totaled $(33) million and $(78) million for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2007, we had incurred $151 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time, but we believe that they should be substantially less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue. In October 2007, we have filed a claim to recover the amounts withheld.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements.   On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities.  Our estimates are based on the best available information and are updated whenever new information becomes known.  For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs.  This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities.  We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.  In the quarter ended September 30, 2007, we increased our accrual from approximately $4 million to $8 million for the estimated assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At the FASB meeting held on October 17, 2007, the FASB determined that it will not delay the effective date of SFAS 157, in its entirety; however, it may select individual elements of SFAS 157’s applicability for deferral. The FASB staff’s recommendations on whether a delay would be appropriate and, if so, who and what it should apply to will be reviewed and discussed at a future FASB meeting. Since any delay is not assured, we continue to focus on implementing SFAS 157 as of January 1, 2008, and evaluating the impact that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We made the following changes in our internal control over financial reporting during our quarter ended September 30, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting:

In connection with the preparation of our statement of cash flows for the nine months ended September 30, 2007, we concluded that there were errors in the condensed consolidated statement of cash flows for the six months ended June 30, 2007, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. These errors were corrected in our restated statement of cash flows for the six months ended June 30, 2007 as filed on Form 10-Q/A. As a result of the error, we concluded that at June 30, 2007 a material weakness existed in our controls over the preparation of the statement of cash flows. As a result, we implemented changes that improved the monitoring and approval of conclusions reached during the preparation of our statement of cash flows. Specifically, additional reviews of the detailed information used to compile the statement of cash flows are now performed by certain of our senior accounting personnel. Those revised controls operated effectively during the preparation of our interim financial statements for the period ended September 30, 2007 and resulted in the identification of the need to restate the statement of cash flows for the six months ended June 30, 2007. Consequently, management believes that the material weakness has been remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On September 27, 2007, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following matters:

1.	The election of two Class I directors for the ensuing three years and until their successors shall be elected and shall qualify.

2.	A proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm to examine the financial statements and books and records of KBR, Inc. for 2007.
3.	A proposal to adopt our 2006 Stock and Incentive Plan, as amended.

The two Class I directors, William P. Utt and Jeffrey E. Curtiss were elected at the meeting, and proposals two and three received the affirmative vote required for approval. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows;

Proposal		Votes For	Votes Withheld
1.	Election of Class I director-Term Ending 2010

	William P. “Bill” Utt	145,187,271	416,908

	Jeffrey E. Curtiss	144,866,490	737,689

		Votes For	Votes Against	Abstentions
2.	Proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm to examine the financial statements and books and records of KBR, Inc. for 2007	144,183,185	1,406,935	14,059

3.	Proposal to adopt our 2006 Stock and Incentive Plan, as amended	123,890,571	1,205,507	368,981

Item 5. Other Information

None.

Item 6. Exhibits

*	10.1+	Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.2+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q
	+	Management contracts or compensatory plans or arrangements

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

KBR, INC.

/s/ CEDRIC W. BURGHER	/s/ JOHN W. GANN, JR.
Cedric W. Burgher	John W. Gann, Jr.
Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Date: November 1, 2007

Exhibit Index

*	10.1+	Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.2+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q
	+	Management contracts or compensatory plans or arrangements