Form 10-K
period 2007-12-31
KBR, INC.
filed 2008-02-26
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
Commission File Number 1-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4536774 (I.R.S. Employer Identification No.)
601 Jefferson Street
Suite 3400
Houston, Texas 77002
(Address of principal executive offices)
Telephone Number — Area code (713) 753-3011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates on June 29, 2007, was approximately $3,907,000,000, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $26.23.
As of February 21, 2008, there were 169,736,998 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the KBR, Inc. Company Proxy Statement for our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking and Cautionary Statements
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
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Risk Factors” contained in Part I of this Annual Report on Form 10-K.
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

PART I
Item 1. Business
General
     KBR, Inc. (“KBR”) is a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer a wide range of services. Our business however, is heavily focused on major projects. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. We provide our wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures. During the third quarter of 2007, we announced the reorganization of our operations into six business units as a result of a change in operational and market strategies in order to maximize KBR’s resources for future opportunities. During the fourth quarter of 2007, we revised our internal reporting structure which resulted in changes in the monthly financial and operating information provided to our chief operating decision maker. Prior to the reorganization, the business activities included in the Upstream, Services, Downstream and Technology business units had previously been reported as part of the Energy and Chemicals segment. Prior period information has been reclassified to conform with the new segment reporting structure. See Note 10 to the consolidated financial statements for financial information about our reportable business segments.
     KBR, Inc. was incorporated in Delaware on March 21, 2006 as an indirect wholly-owned subsidiary of Halliburton Company (“Halliburton”). KBR was formed to own and operate KBR Holdings, LLC (“KBR Holdings”), which was contributed to KBR by Halliburton in November 2006. KBR had no operations from the date of its formation to the date of the contribution of KBR Holdings. At inception, KBR, Inc. issued 1,000 shares of common stock for $1 to Halliburton. On October 27, 2006, KBR effected a 135,627-for-one split of its common stock. In connection with the stock split, the certificate of incorporation was amended and restated to increase the number of authorized shares of common stock from 1,000 to 300,000,000 and to authorize 50,000,000 shares of preferred stock with a par value of $0.001 per share. All share data of the company has been adjusted to reflect the stock split.
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
     In connection with the Offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement. Refer to “Separation from Halliburton” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes 2 and 20 to the consolidated financial statements for further discussion of the above agreements and other related party transactions with Halliburton.
     On June 28, 2007, we completed the disposition of our 51% interest in Devonport Management Limited (“DML”) to Babcock International Group plc. DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML operations, which was part of our G&I business unit, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects. In connection with the sale of our 51% interest in DML, we received $345 million in cash proceeds, net of direct transaction costs, resulting in a gain of approximately $101 million, net of tax of $115 million.
     In May 2006, we completed the sale of our Production Services group, which was part of our Services business unit. The Production Services group delivers a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations in our consolidated statements of income. See Note 25 to the consolidated financial statements for information about discontinued operations.
Our Business Units
     Government and Infrastructure. Our G&I business unit provides program and project management, contingency logistics, operations and maintenance, construction management, engineering and other services to military and civilian branches of governments and private clients worldwide. We deliver on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. A significant portion of our G&I business unit’s current operations relate to the support of the United States government operations in the Middle East, which we refer to as our Middle East operations, one of the largest U.S. military deployments since World War II. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance. We design, construct, maintain and operate and manage civil infrastructure projects ranging from airport, rail, highway, water and wastewater facilities, and mining and mineral processing to regional development programs and major events. We provide many of these services to foreign governments such as the United Kingdom and Australia.
     Upstream. Our Upstream business unit provides a full range of services for large, complex upstream projects, including liquefied natural gas (“LNG”), gas-to-liquids (“GTL”), onshore oil and gas production facilities, offshore oil and gas production facilities, including platforms, floating production and subsea facilities, and onshore and offshore pipelines. In gas-to-liquids, we are leading the construction of two of the world’s three gas-to-liquids projects under construction or start-up, the size of which exceeds that of almost any other in the industry. Our Upstream business unit has designed and constructed some of the world’s most complex onshore facility and pipeline projects and, in the last 30 years, more than half of the world’s operating LNG liquefaction capacity. In oil & gas, we provide integrated engineering and program management solutions for offshore production facilities and subsea developments, including the design of the largest floating production facility in the world to date.
     Services. Our Services business unit provides construction and industrial services built on the legacy established by the founders Brown & Root almost 100 years ago. Our construction services include major project construction, construction management and module and pipe fabrication services. Our industrial services include routine maintenance, small capital and turnaround services as well as the full range of high value services including startup commissioning, procurement support, facility services, supply chain solutions, and electrical and instrumentation solutions. We also provide offshore maintenance and construction services to oil and gas facilities using semisubmersible vessels in the Bay of Campeche through a jointly held venture. Our services are delivered to customers in variety of industries including the petrochemical, refining, pulp and paper, and energy industries.
     Downstream. Our Downstream business unit serves clients in the petrochemical, refining, coal gasification and syngas markets, executing projects throughout the world. We leverage our differentiated process technologies, some of which are the most efficient ones available in the market today, and also execute projects using non-KBR technologies, either alone or with joint venture or alliance partners to a wide variety of customers. Downstream’s work with KBR’s Ventures business unit has resulted in creative equity participation structures such as our Egypt Basic Industries Corporation Ammonia plant which offers our customers unique solutions to meet their project development needs. We are a leading contractor in the markets that we serve delivering projects through a variety of service offerings including front end engineering design (“FEED”), detailed engineering, EPC, EPCM and Program Management. We are dedicated to providing life cycle value to our customers.
     Technology. Our Technology business unit offers differentiated process technologies, some of which are the most efficient ones available in the market today, including value-added technologies in the coal monetization, petrochemical, refining and syngas markets. We offer technology licenses, and, in conjunction with our Downstream business unit, offer project management and engineering, procurement and construction for integrated solutions worldwide. We are one of a few engineering and construction companies to possess a technology center, with 80 years of experience in technology research and development.
     Ventures. Our Ventures business unit develops, provides assistance in arranging financing for, makes equity and/or debt investments in and participates in managing entities owning assets generally from projects in which one of our other business units has a direct role in engineering, construction, and/or operations and maintenance. The creation of the Ventures business unit provides management focus on our investments in the entities that own the assets. Projects developed and under current management include government services, such as defense procurement and operations and maintenance services for equipment, military infrastructure construction and program management, toll roads and railroads, and energy and chemical plants.
Our Significant Projects
     The following table summarizes several significant contracts under which our business units are currently providing or have recently provided services.
G&I-Middle East

Project Name	Customer Name	Location	Contract Type	Description

LogCAP III	U.S. Army	Worldwide	Cost-reimbursable	Contingency support services.
G&I-Americas

Project Name	Customer Name	Location	Contract Type	Description

Los Alamos National Security, LLC	University of California for the U.S. Department of Energy	New Mexico	Cost-reimbursable	Site support services.

CENTCOM	U.S. Army	Middle East	Combination of fixed-price and cost-reimbursable	Construction of military infrastructure and support facilities.

U.S. Embassy Macedonia	U.S. Department of State	Macedonia	Fixed-price	Design and construction of embassy.

DOCCC-Office of Space Launch	NRO Office of Space Launch	USA	Fixed-price plus award fee	Provide on call project management, construction management and related support for mission critical facilities at Cape Canaveral and other locations.
G&I-International

Project Name	Customer Name	Location	Contract Type	Description

Aspire Defence-Allenby & Connaught Accommodation Project	Aspire Defence U.K. Ministry of Defence	U.K.	Fixed-price and cost-reimbursable	Design, build and finance the upgrade and service of army facilities.

Temporary Deployable Accommodations (“TDA”)	U.K. Ministry of Defence	Worldwide	Fixed-price	Battlefield infrastructure support.

CONLOG	U.K. Ministry of Defence	Worldwide	Combination of fixed- price and cost-reimbursable	Provide contingency support services to MOD.

Scottish Water	Scottish Water	Scotland	Cost-reimbursable	Program management of water assets renewal.

Palm Island	Nakheel-Dubai	Dubai	Cost-plus	Program management for Palm Island facilities development.

Hope Downs DES	Rio Tinto for Hope Downs joint venture	Australia	Cost-reimbursable	EPCM services supporting mine development.

Air 87	Australian Aerospace for the Australian Army	Australia	Fixed-price	Helicopter training services to support the acquisition of a new helicopter.

Upstream- Gas Monetization

Project Name	Customer Name	Location	Contract Type	Description

Tangguh LNG	BP Berau Ltd.	Indonesia	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and PT Pertafenikki Engineering of Indonesia.

Yemen LNG	Yemen LNG Company Ltd.	Yemen	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and Technip.

NLNG Train 6	Nigeria LNG Ltd.	Nigeria	Fixed-price	EPC-CS services for one LNG liquefaction train; working through TSKJ joint venture.

Skikda LNG	Sonatrach	Algeria	Fixed-price and cost-reimbursable	EPC-CS services for one LNG liquefaction train.

Escravos GTL	Chevron Nigeria Ltd & Nigeria National Petroleum Corp.	Nigeria	Cost-reimbursable	EPC-CS services for a GTL plant producing diesel, naphtha and liquefied petroleum gas; joint venture with JGC and Snamprogetti.

Pearl GTL	Qatar Shell GTL Ltd.	Qatar	Cost-reimbursable	Front-end engineering design (“FEED”) work and project management for the overall complex and EPCm for the GTL synthesis and utilities portions of the complex; joint venture with JGC.
Upstream-Offshore

Project Name	Customer Name	Location	Contract Type	Description

Azeri-Chirag- Gunashli	AIOC	Azerbaijan	Cost-reimbursable	Engineering and procurement services for six offshore platforms, subsea facilities, 600 kilometers of offshore pipeline and onshore terminal upgrades.

Block 18 —Greater Plutonio	British Petroleum Angola	Angola	Cost-reimbursable	EPCm services for a floating production storage and offloading unit and subsea facilities.

Kashagan	AGIP	Kazakhstan	Cost-reimbursable	Project management services for the development of multiple facilities in the Caspian Sea.
Upstream-Other

Project Name	Customer Name	Location	Contract Type	Description

KEP2010	Statoil Hydro	Norway	Cost-reimbursable	Engineering and support services for the overall construction for the upgrade of a gas plant.

Services

Project Name	Customer Name	Location	Contract Type	Description

Hydrogen Project	Air Products	Canada	Cost-reimbursable	Mechanical services for hydrogen production facility.

Texas Instruments	Texas Instruments	Texas	Cost-reimbursable	Maintenance operations and small capital projects at multiple campuses.

Bassell	Bassell	Texas	Cost-reimbursable	Direct hire, maintenance and other services for chemical plants.

Scotford ASOP	Shell Canada	Canada	Cost-reimbursable	Provision of direct hire construction services for oil sands upgrader project.

NWU/Lurgi Gassifier	Northwest Upgrader/ Lurgi	Canada	Cost-reimbursable	Provision of direct hire construction services for oil sands upgrader project.
Downstream

Project Name	Customer Name	Location	Contract Type	Description

Sasol Superflex	Sasol Limited	South Africa	Cost-reimbursable	EPCm and facility commissioning and start-up services for propylene plant using KBR’s SUPERFLEX ™ technology.

Ethylene/Olefins Facility	Saudi Kayan Petrochemical Company	Saudi Arabia	Fixed-price	Basic process design and EPCm services for a new ethylene facility using SCORE™ technology

Ras Tanura Integrated Project	Dow and Saudi Aramco	Saudi Arabia	Cost-reimbursable	FEED and PM/CM of an integrated refinery and Petrochemical complex.

Yanbu Export Refinery Project	Aramco Services Co. and ConocoPhillips Yanbu Ltd.	Saudi Arabia	Cost-reimbursable	Program management services including FEED for a new 400,000 barrels per day green field export refinery.

Ammonia Plant	Egypt Basic Industries Corporation	Egypt	Fixed-price	EPC-CS services for an ammonia plant based on KBR Advanced Ammonia Process technology.
Technology

Project Name	Customer Name	Location	Contract Type	Description

Moron Ammonia Plant	Ferrostaal	Venezuela	Fixed-price	Technology license and engineering services.
Ventures

Project Name	Customer Name	Location	Contract Type	Description

APT/ FreightLink— Alice Springs-Darwin Railway	Various	Australia	Fixed-price and market rates	Design, build, own, finance and operate railway/freight services.

Egypt Basic Industries (EBIC)-Ammonia Project	Various	Egypt	Market rates	Design, build, own, finance and operate ammonia projection plant.

Aspire Defence-Allenby & Connaught Defence Accommodation Project	U.K. Ministry of Defence	U.K.	Fixed-price and cost-reimbursable	Design, build and finance the upgrade and service of army facilities.
See Note 10 to the consolidated financial statements for financial information about our reportable business segments.

Our Business Strategy
     Our business strategy is to increase shareholder value by delivering consistent, predictable financial results in growth markets. We will also pursue targeted merger and acquisition activity to complement organic growth and accelerate implementation of individual Business Unit strategies. Key features of our business unit strategies include:
•	The Government and Infrastructure business unit will broaden its service offerings to existing customers and cross-sell to adjacent markets.

•	The Upstream business unit will build on its world-class strength in gas monetization and regain its leading position in offshore oil and gas services.

•	The Services business unit will grow organically by expanding existing operations while pursuing new offerings that capitalize on our brand reputation and legacy core competencies.

•	The Downstream business unit will grow its business by leveraging our leading technologies and execution excellence to provide life-cycle value to customers.

•	The Technology business unit will expand its range of differentiated process technologies and increase its proprietary equipment and catalyst offerings.

•	The Ventures business unit will differentiate the offerings of our business units by investing capital and arranging project finance.
Competition and Scope of Global Operations
     Our services are sold in highly competitive markets throughout the world. The principal methods of competition with respect to sales of our services include:
•	price;

•	technical excellence or differentiation;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;

•	health, safety, and environmental standards and practices;

•	financial strength;

•	service quality;

•	warranty;

•	breadth of technology and technical sophistication; and

•	customer relationships.
     We conduct business in over 45 countries. Based on the location of services provided, our operations in countries other than the United States accounted for 89% of our consolidated revenue during 2007, 85% of our consolidated revenue during 2006 and 86% of our consolidated revenue during 2005. Revenue from our operations in Iraq, primarily related to our work for the U.S. government was 50% of our consolidated revenue in 2007, 49% of our consolidated revenue in 2006 and 55% in 2005.
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

     Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments Market Risk” and Note 18 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to manage our risks.
Joint Ventures and Alliances
     We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, the relationships of each party with different potential customers, and allow for greater flexibility in choosing the preferred location for our services based on the greatest cost and geographical efficiency. Several of our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are as of December 31, 2007.
     We began working with JGC Corporation (“JGC”) in 1978 to pursue an LNG project in Malaysia. This relationship was formalized into a gas alliance agreement in 1999, which was renewed in 2005. KBR and JGC have been awarded 24 FEED and/or EPC-CS contracts for LNG and GTL facilities, and have completed over 35 million metric tons per annum of LNG capacity between 2000 and 2007. We operate this alliance through global hubs in Houston, Yokohama and London.
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
     TKJ Group is a consortium consisting of several private limited liability companies registered in Dubai, UAE. The TKJ Group was created for the purpose of trading equipment and the performance of services required for the realization, construction, and modification of maintenance of oil, gas, chemical, or other installations in the Middle East. KBR holds a 33.3% interest in the TKJ Group companies.
     TSKJ Group is a joint venture formed to design and construct large-scale projects in Nigeria. TSKJ’s members are Technip, SA of France, Snamprogetti Netherlands B.V., which is a subsidiary of Saipem SpA of Italy, JGC and us, each of which has a 25% interest. TSKJ has completed five LNG production facilities on Bonny Island, Nigeria and is nearing completion on a sixth such facility. We account for this investment using the equity method of accounting.
     KSL is a joint venture with Shaw Group and Los Alamos Technical, formed to provide support services to the Los Alamos National Security, LLC in New Mexico. We are a 55% owner and the managing partner of KSL. The joint venture serves as subcontractor to Los Alamos National Security (“LANS”) , which in December 2005 won a rebid for laboratory operatorship. As part of the rebid, LANS is required to continue using KSL for support services. This contract has five one-year extension options beginning in 2008. We consolidate KSL for financial accounting purposes.
     APT/ FreightLink—The Alice Springs-Darwin railroad is a privately financed project initiated in 2001 to build, own and operate the transcontinental railroad from Alice Springs to Darwin, Australia and has been granted a 50-year concession period by the Australian government. We provided EPC services and are the largest equity holder in the project with a 36.7% interest, with the remaining equity held by eleven other participants. We account for this investment using the equity method of accounting.
     Aspire Defence—Allenby & Connaught is a joint venture between us, Carillion Plc. and a financial investor formed to contract with the U.K. Ministry of Defence to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the United Kingdom. We own a 45% interest in Aspire Defence. In addition, we own a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. We account for our investments in these entities using the equity method of accounting.
     MMM is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The principal Grupo R entity is Corporative Grupo R, S.A. de C.V. and Discoverer ASA, Ltd a Cayman Islands company. The partners agreement covers five joint venture entities related to the Mexico contract with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services of maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures. We account for our investment in these entities using the equity method of accounting.

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
     We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures in our continuing operations totaled $3.1 billion and $4.4 billion at December 31, 2007 and 2006, respectively. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.2 billion at December 31, 2007 and $2.9 billion at December 31, 2006.
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
Backlog(1)(2)

	December 31,
(in millions)	2007	2006
G&I:
U.S. Government — Middle East Operations	$1,361	$2,969
U.S. Government — Americas Operations	548	715
International Operations	2,339	2,380

Total G&I	$4,248	$6,064

Upstream:
Gas Monetization	6,606	3,908
Offshore Projects	173	157
Other	118	698

Total Upstream	$6,897	$4,763

Services	765	277
Downstream	313	578
Technology	128	95
Ventures	700	660

Total backlog for continuing operations	$13,051	$12,437

(1)	Our backlog for continuing operations does not include backlog associated with DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Backlog for DML was $1.1 billion as of December 31, 2006.

(2)	Our G&I business unit’s total backlog from continuing operations attributable to firm orders was $4.0 billion as of December 31, 2007 and 2006. Our G&I business unit’s total backlog from continuing operations attributable to unfunded orders was $0.2 billion and $2.1 billion as of December 31, 2007 and 2006, respectively.
     We estimate that as of December 31, 2007, 45% of our backlog will be complete within one year. As of December 31, 2007, 28% of our backlog for continuing operations was attributable to fixed-price contracts and 72% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.
     In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through the third quarter of 2008 under the LogCAP III contract in our G&I-Middle East operations. As of December 31, 2007, our backlog under the LogCAP III contract was $1.4 billion. In July 2007, we were awarded the EPC contract for the Skikda LNG project for approximately $2.8 billion. As of December 31, 2007, the Skikda backlog was $2.7 billion and was included in our Upstream-Gas Monetization operations.
Contracts
     Our contracts can be broadly categorized as either cost-reimbursable or fixed-price, the latter sometimes being referred to as lump-sum. Some contracts can involve both fixed-price and cost-reimbursable elements.
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
     Our G&I business unit provides substantial work under government contracts with the Department of Defense (“DoD”), the Ministry of Defense (“MoD”) and other governmental agencies. These contracts include our LogCAP contract and contracts to rebuild Iraq’s petroleum industry such as the PCO Oil South contract. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable or, if already reimbursed, the costs must be refunded to the customer. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under certain of our contracts at any time.
Customers
     We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the U.S. government, resulting primarily from work performed in the Middle East by our G&I business unit, represented 62% of our 2007 consolidated revenue, 66% of our 2006 consolidated revenue, and 71% of our 2005 consolidated revenue. No other customer represented more than 10% of consolidated revenue in any of these periods.
Raw Materials
     Equipment and materials essential to our business are available from worldwide sources. Current market conditions have triggered constraints in the supply chain of certain equipment and materials. We are proactively seeking ways to ensure the availability of equipment and materials as well as manage rising costs. Our procurement department is actively leveraging our size and buying power through several programs designed to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule. Please read, “Risk Factors—Risks Related to Our Customers and Contracts—Difficulties in engaging third party subcontractors, equipment manufacturers or materials suppliers or failures by third party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.”
Intellectual Property
     We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers and semi-submersible technology. Our petrochemical technologies include SCORE™ and SUPERFLEX™. SCORE™ is a process for the production of ethylene which includes technology developed with ExxonMobil. SUPERFLEX™ is a flexible proprietary technology for the production of high yields of propylene using low value chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer end-products. Our Residuum Oil Supercritical Extraction (ROSE™) heavy oil technology is designed to maximize the refinery production yield from each barrel of crude oil. The by-products from this technology, known as asphaltines, can be used as a low-cost alternative fuel. We are also a licensor of ammonia process technologies used in the conversion of Syngas to ammonia. KAAPplus™, our ammonia process which combines the best features of the KBR Advanced Ammonia Process, the KBR Reforming Exchanger System and the KBR Purifier technology, offers ammonia producers reduced capital cost, lower energy consumption and higher reliability. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us from other contractors, enhances our margins and encourages customers to utilize our broad range of EPC-CS services.
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
Technology Development
     We own and operate a technology center in Houston, Texas, where we collaborate with our customers to develop new technologies and improve existing ones. We license these technologies to our customers for the design, engineering and construction of oil and gas and petrochemical facilities. We are also working to identify new technologically driven opportunities in emerging markets, including coal gasification technologies to promote more environmentally friendly uses of abundant coal resources and CO2 sequestration to reduce CO2 emissions by capturing and injecting them underground. Our expenditures for research and development activities were $1 million in 2007, $2 million in 2006 and $2 million in 2005, which are classified as a component of general and administrative expenses in our consolidated statements of income. We make additional technology expenditures in connection with our technology center, our licenses and for new technologies developed jointly with our customers. As an example, we make expenditures in connection with the development or use of technology with respect to our projects that are charged to the particular projects and are not included as part of our research and development expenditures.
Seasonality
     On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographic scope of our operations mitigates those effects.
Employees
     As of December 31, 2007, we had over 52,000 employees in our continuing operations, of which approximately 2.6% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our employee relations are good.
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
     In addition to federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. During 2007, we increased our accrual from approximately $4 million to $7 million for the estimated assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million.
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
Item 1A. Risk Factors
Risks Related to Our Customers and Contracts
Our G&I business unit is directly affected by spending and capital expenditures by our customers and our ability to contract with our customers.
     Our G&I business unit is directly affected by spending and capital expenditures by our customers and our ability to contract with our customers. For example:
•	A decrease in the magnitude of work we perform for the U.S. government in Iraq and for the MoD or other decreases in governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse effect on our business, results of operations and cash flow. For example, the current level of government services being provided in the Middle East will not likely continue for an extended period of time, and the current rate of spending has decreased substantially compared to 2005 and 2004. In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, under which certain task orders have been extended by the DoD through in the third quarter of 2008. In June 2007, we were selected as one of the executing contractors under the LogCap IV contract to provide logistics support to U.S. Forces deployed in the Middle East and elsewhere. Since the award of the LogCAP IV contract, unsuccessful bidders have brought actions at the Government Accountability Office (GAO) protesting the contract award. GAO has rendered a decision upholding portions of the bid protests. Currently, the DoD has implemented a process to reevaluate the previous contract awards in accordance with GAO’s decision. We expect DoD’s reevaluation will be completed in the first quarter of 2008. Even if our award of a portion of the LOGCAP IV contract is reconfirmed and we are awarded a portion of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide.
•	The loss of the U.S. government as a customer would, and the loss of the MoD as a customer could, have a material adverse effect on our business, results of operations and cash flow. The loss of the U.S. government as a customer, or a significant reduction in our work for it, would have a material adverse effect on our business, results of operations and cash flow. Revenue from U.S. government agencies represented 62% of our revenues in 2007, 66% in 2006 and 71% in 2005. The MoD is also a substantial customer, the loss of which could have a material adverse effect on our business, results of operations and cash flow.

•	Potential consequences arising out of investigations into U.S. Foreign Corrupt Practices Act (“FCPA”) matters and antitrust matters and the investigation by the U.K. Serious Frauds Office could include suspension or debarment by the DoD or another federal, state or local government agency or by the MoD of us and our affiliates from our ability to contract with such parties, which could have a material adverse effect on our business, results of operations and cash flow. Please read “—Risks Relating to Investigations.”

•	A decrease in capital spending for infrastructure and other projects of the type that we undertake could have a material adverse effect on our business, results of operations and cash flow.
Our Upstream, Services, Downstream, and Technology business units depend on demand and capital spending by oil and natural gas companies for our services, which is directly affected by trends in oil and gas prices and other factors affecting our customers.
     Demand for many of our services depends on capital spending by oil and natural gas companies, including national and international oil companies, which is directly affected by trends in oil and natural gas prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services would decrease in the event of a sustained reduction in crude oil prices. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Factors affecting the prices of oil and natural gas include:
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
     Demand for our services may also be materially and adversely affected by the consolidation of our customers, which:
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
     Because a substantial portion of our revenue is generated from large-scale projects and the timing of new project awards is unpredictable, our results of operations and cash flow may be subject to significant periodic fluctuations. A substantial portion of our revenue is directly or indirectly derived from large-scale international and domestic projects. With regard to these projects, worldwide resource constraints, escalating material and equipment prices, and ongoing supply chain pricing pressures have caused delays in awards of and, in other cases, cancellations of major gas monetization and upstream prospects. Any delays could impact our long term projected results. It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenue is generated from large projects, our results of operations and cash flow can fluctuate significantly from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.
     If we are unable to provide our customers with bonds, letters of credit or other credit enhancements, we may be unable to obtain new project awards. In addition, we cannot rely on Halliburton to provide payment and performance guarantees of our bonds, letters of credit and contracts entered into after our initial public offering as it has done in the past, except to the extent Halliburton has agreed to do so under the terms of the master separation agreement. Customers may require us to provide credit enhancements, including bonds, letters of credit or performance or financial guarantees. In line with industry practice, we are often required to provide performance and surety bonds to customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. Prior to the separation from Halliburton we had minimal stand-alone bonding capacity and other credit support capacity without Halliburton and, except to the limited extent set forth in the master separation agreement, Halliburton is not obligated to provide credit support for our new surety bonds. Since the separation from Halliburton we have been engaged in discussions with surety companies and have arranged lines with multiple firms for our own stand-alone capacity. Since the arrangement of this stand alone capacity we have been sourcing our surety bonds from our own capacity without Halliburton credit support. We continue to engage in discussions with other surety companies about additional stand-alone surety bond capacity. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be difficult to obtain or may only be available at significant cost. Because of liquidity or other issues, we could at times be unable to provide necessary letters of credit. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current credit facility. Further, our credit facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced. Prior to our initial public offering, Halliburton provided guarantees of most of our surety bonds and letters of credit as well as most other payment and performance guarantees under our contracts. The credit support arrangements in existence at the completion of our initial public offering will remain in effect, but Halliburton is not expected to enter into any new credit support arrangements on our behalf, except to the limited extent Halliburton is obligated to do so under the master separation agreement. We have agreed to indemnify Halliburton for all losses under our outstanding credit support instruments and any additional credit support instruments for which Halliburton may become obligated following our initial public offering, and under the master separation agreement, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability thereunder for which such release or replacement is reasonably available. Any inability to obtain adequate bonding and/or provide letters of credit or other customary credit enhancements and, as a result, to bid on new work could have a material adverse effect on our business prospects and future revenue.
     Limitations on our use of agents as part of our efforts to comply with applicable laws, including the FCPA, could put us at a competitive disadvantage in pursuing large-scale international projects. Most of our large-scale international projects are pursued and executed using one or more agents to assist in understanding customer needs, local content requirements, and vendor selection criteria and processes and in communicating information from us regarding our services and pricing. In July

2006, we adopted enhanced procedures for the retention of agents to promote compliance with applicable laws, including with the FCPA. An agreed settlement or loss at trial relating to the FCPA matters described below under “—Risks Relating to Investigations” and "—Risks Related to Our Relationship With Halliburton” could result in a monitor being appointed to review future practices for compliance with the FCPA, including with respect to the retention of agents. Our compliance procedures or having a monitor has resulted in a more limited use of agents on large-scale international projects than in the past. Accordingly, we could be at a competitive disadvantage in pursuing such projects, which could have a material adverse effect on our ability to win contracts and our future revenue and business prospects.
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
A significant portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.
     Our long-term contracts to provide services are either on a cost-reimbursable basis or on a fixed-price basis. At December 31, 2007, 28% of our backlog for continuing operations was attributable to fixed-price contracts and 72% was attributable to cost-reimbursable contracts. Our failure to accurately estimate the resources and time required for a fixed-price project or our failure to complete our contractual obligations within the time frame and costs committed could have a material adverse effect on our business, results of operations and financial condition. In connection with projects covered by fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance. Under both our fixed-price contracts and our cost-reimbursable contracts, we generally rely on third parties for many support services, and we could be subject to liability for engineering or systems failures. Risks under our contracts include:
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
     To the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the enial of export privileges and debarment from participation in U.S. government contracts. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorizations. Although we do not currently anticipate that any past export practice will have a material adverse effect on our business, financial condition or results of operations, we can give no assurance as to whether we will ultimately be subject to sanctions as a result of such practices or the disclosure thereof, or the extent or effect thereof, if any sanctions are imposed, or whether individually or in the aggregate such practices or the disclosure thereof will have a material adverse effect on our business, financial condition or results of operations.
     We have identified issues for disclosure, and it is possible that we will identify additional issues for disclosure. Specifically, we have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or applicable regulations. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — U.S. Government Matters — Investigations Relating to Iraq, Kuwait and Afghanistan” for more information. We expect to incur legal and other costs, which could include penalties, in connection with these export control disclosures and investigations.
We are involved in a dispute with Petrobras with respect to responsibility for the failure of subsea flow-line bolts on the Barracuda-Caratinga project.
     In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner’s representative is Petrobras, the Brazilian national oil company. The project consists of two converted supertankers, Barracuda and Caratinga, which are being used as floating production, storage, and offloading units, commonly referred to as FPSOs. At Petrobras’ direction, we have replaced certain bolts located on the subsea flow-lines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. On March 9, 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. Consequences of this matter could have a material adverse effect on our results of operations, financial condition and cash flow. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment and Results of Operations” for further discussion.
We are actively engaged in claims negotiations with some of our customers, and a failure to successfully resolve our unapproved claims may materially and adversely impact our results of operations.
     We report revenue from contracts to provide construction, engineering, design or similar services under the percentage-of-completion method of accounting. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. Total estimated profit is calculated as the difference between total estimated contract value and total estimated costs. When calculating the amount of total profit or loss, we include unapproved claims as contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. For example, we are involved in several arbitration matters with PEMEX as discussed in Note 6 to our consolidated financial statements.
Risks Relating to Investigations
The SEC and the DOJ are investigating the actions of agents in foreign projects in light of the requirements of the United States Foreign Corrupt Practices Act, and the results of these investigations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.
     The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ, a joint venture in which one of our subsidiaries (a successor to The M.W. Kellogg Company) had an approximate 25% interest at December 31, 2007, of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. Please read “Management’s Discussion and Analysis of Financial condition and Results of Operations—Legal Proceedings—FCPA Investigations” for more information.
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

government agencies or the MoD in the United Kingdom. If a criminal or civil violation were found, we and our affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2007, we had revenue of $5.4 billion from our government contracts work with agencies of the United States or state or local governments. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted of a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2007, we had revenue of $224 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations and cash flow.
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
     In December 2005, we entered into a five-year, unsecured revolving credit facility that provides up to $850 million of borrowings and letters of credit. This facility serves to assist us in providing working capital and letters of credit for our projects. The revolving credit facility contains a number of covenants restricting, among other things, incurrence of additional indebtedness and liens, sales of our assets, the amount of investments we can make, and the amount of dividends we can declare to pay or equity shares that can be repurchased. We are also subject to certain financial covenants, including maintenance of ratios with respect to consolidated debt to total consolidated capitalization, leverage and fixed charge coverage. If we fail to meet the covenants or an event of default occurs, we would not have available the liquidity that the facility provides. Please read “—It is an event of default under our $850 million revolving credit facility if a person other than Halliburton or our Company directly or indirectly acquires 25% or more of the ordinary voting equity interests of the borrower under the credit facility.” Any future credit facilities would also likely contain similar covenants.
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
     We participate in privately financed projects that enable our government and other customers to finance large-scale projects, such as railroads, and major military equipment, capital project and service purchases. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operation and maintenance services for an agreed to period after the facilities have been completed.
     We may incur contractually reimbursable costs and typically make an equity investment prior to an entity achieving operational status or completing its full project financing. If a project is unable to obtain financing, we could incur losses including our contractual receivables and our equity investment. After completion of these projects, our equity investments can be at risk, depending on the operation of the project, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects. Current equity investments in projects of this type include the Alice Springs-Darwin railroad in Australia and the Egypt Basic Industries Corporation ammonia plant in Egypt. Please read Note 19 to our consolidated financial statements for further discussion of these projects.
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
Our current business strategy relies on acquisitions. Acquisitions of other companies present certain risks and uncertainties.
     We see business merger and acquisition activities as an integral means of achieving our goal of capturing additional market share within our business unit. As a result, we may incur certain additional risks accompanying these activities. These risks include the following:
•	We may not identify or complete future acquisitions conducive to our current business strategy;

•	Any future acquisition activities may not be completed successfully as a result of potential strategy changes, competitor activities, and other unforeseen elements associated with merger and acquisition activities;

•	Valuation methodologies may not accurately capture the value proposition;

•	Future completed acquisitions may not be integrated within our operations with the efficiency and effectiveness initially expected resulting in a potentially significant detriment to the associated product service line financial results, and pose additional risks to our operations as a whole;

•	We may have difficulty managing the growth from merger and acquisition activities;

•	Key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;

•	The effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;

•	We may assume liabilities of an acquired business (e.g. litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	Business acquisitions often may include unforeseen substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits;

•	We may experience significant difficulties in integrating our current system of internal controls into the acquired operations; and

•	Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit capacity.
If we need to sell or issue additional common shares to finance future acquisitions, our existing shareholder ownership could be diluted.
     Part of our business strategy is to expand into new markets and enhance our position in existing markets both domestically and internationally through the merging and acquiring of complementary businesses. To successfully fund and complete such identified, potential acquisitions, we may issue additional equity securities that have the potential to dilute our earnings per share and our existing shareholder ownership.
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
     Our operations in countries other than the United States accounted for approximately 89% of our consolidated revenue during 2007, 85% of our consolidated revenue during 2006 and 86% of our consolidated revenue during 2005. Based on the location of services provided, 50% of our consolidated revenue in 2007, 49% in 2006 and 55% in 2005 was from our operations in Iraq, primarily related to our work for the United States government. Operations in countries other than the

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
     Under the terms of the master separation agreement entered into in connection with our initial public offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity does not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. For purposes of the indemnity, “FCPA Matters” include claims relating to alleged or actual violations occurring prior to the date of the master separation agreement of the FCPA or particular, analogous applicable statutes, laws, regulations and rules of U.S. and foreign governments and governmental bodies identified in the master separation agreement in connection with the Bonny Island project in Nigeria and in connection with any other project, whether located inside or outside of Nigeria, including without limitation the use of agents in connection with such projects, identified by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria in connection with the current investigations in those jurisdictions. Please read “—Risks Relating to Investigations—The SEC and the DOJ are investigating the actions of agents in foreign projects in light of the requirements of the United States Foreign Corrupt Practices Act, and the results of these investigations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow” and “Risks Related to Our Relationship with Halliburton—Our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy,” and “Related Party Transactions.”
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
     As part of the master separation agreement, Halliburton has agreed to indemnify us for certain FCPA Matters, but we had to agree that Halliburton will, in its sole discretion, have and maintain control over the investigation, defense and/ or settlement of FCPA Matters until such time, if any, that we exercise our right to assume control of the investigation, defense and/or settlement of FCPA Matters. We have also agreed, at Halliburton’s expense, to assist with Halliburton’s full cooperation with any governmental authority in Halliburton’s investigation of FCPA Matters and its investigation, defense and/or settlement of any claim made by a governmental authority or court relating to FCPA Matters, in each case even if we assume control of FCPA Matters.
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
     Our indemnification from Halliburton relating to FCPA Matters (as defined under “—Risks Related to Our Relationship With Halliburton”) may not be enforceable as a result of being against governmental policy. Under the indemnity with Halliburton, our share of any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of U.S. or certain foreign governmental claims or assessments relating to FCPA Matters would be funded by Halliburton and would not be borne by us and our public stockholders. If we are assessed by or agree with U.S. or certain foreign governments or governmental agencies to pay any such fines, monetary penalties or direct monetary damages, including disgorgement, and Halliburton’s indemnity cannot be enforced or is unavailable because of governmental requirements of a settlement, we may not have the liquidity or funds to pay those penalties or damages, which would have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”
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
     The transactions and agreements between us and Halliburton entered into in connection with our initial public offering presented, and in the future may present, conflicts between our interests and those of Halliburton. These transactions and agreements included agreements related to the separation of our business from Halliburton that provide for, among other things, our responsibility for liabilities related to our business and the responsibility of Halliburton for liabilities unrelated to our business, the respective rights, responsibilities and obligations of us and Halliburton with respect to taxes and tax benefits, and the terms of various interim and ongoing relationships between us and Halliburton. Because the terms of these transactions and agreements were determined by Halliburton, their terms may be less favorable to us than the terms we could have obtained from an unaffiliated third party. In addition, while Halliburton controls us, it could cause us to amend these agreements on terms that may be less favorable to us than the current terms of the agreements. We may not be able to resolve any potential conflict, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. We may enter into other material agreements with Halliburton in the future.
If the exchange fails to qualify as a tax-free transaction because of actions we take or because of a change of control of us, we will be required to indemnify Halliburton for any resulting taxes, and this potential obligation to indemnify Halliburton may prevent or delay a change of control of us.
     In connection with the exchange offer, we and Halliburton will be required to comply with representations that have been made to Halliburton’s tax counsel in connection with the tax opinion that was issued to Halliburton regarding the tax-free nature of the exchange offer and with representations that have been made to the Internal Revenue Service in connection with the private letter ruling that Halliburton has received. If we breach any representations with respect to the opinion or any ruling request or takes any action that causes such representations to be untrue and which causes the exchange offer to be taxable, we will be required to indemnify Halliburton for any and all taxes incurred by Halliburton or any of its affiliates resulting from the failure of the exchange offer to qualify as tax-free transactions as provided in the tax sharing agreement between us and Halliburton. Further, we have agreed not to enter into transactions for two years after the completion of the exchange offer and any that would result in a more than immaterial possibility of a change of control of us pursuant to a plan unless a ruling is obtained from the Internal Revenue Service or an opinion is obtained from a nationally recognized law firm that the transaction will not affect the tax-free nature of the exchange offer. For these purposes, certain transactions are deemed to create a more than immaterial possibility of a change of control of us pursuant to a plan, and thus require such a ruling or opinion, including, without limitation, the merger of us with or into any other corporation, stock issuances (regardless of size) other than in connection with our employee incentive plans, or the redemption or repurchase of any of our capital stock (other than in connection with future employee benefit plans or pursuant to a future market purchase program involving 5% or less of KBR’s publicly traded stock). If we take any action which results in the exchange offer becoming a taxable transaction, we will be required to indemnify Halliburton for any and all taxes incurred by Halliburton or any of its affiliates, on an after-tax basis, resulting from such actions. The amounts of any indemnification payments would be substantial and would have a material adverse effect on our financial condition.
     Depending on the facts and circumstances, the exchange offer may be taxable to Halliburton if KBR undergoes a 50% or greater change in stock ownership within two years after the exchange offer and any subsequent spin-off distribution. Under the tax sharing agreement, as amended, between KBR and Halliburton, Halliburton is entitled to reimbursement of any tax costs incurred by Halliburton as a result of a change in control of KBR after the exchange offer. Halliburton would be entitled to such reimbursement even in the absence of any specific action by KBR, and even if actions of Halliburton (or any of its officers, directors or authorized representatives) contributed to a change in control of KBR. These costs may be so great that they delay or prevent a strategic acquisition, a change in control of KBR or an attractive business opportunity. Actions by a third party after the exchange offer causing a 50% or greater change in KBR’s stock ownership could also cause the exchange offer and any subsequent spin-off distribution by Halliburton to be taxable and require reimbursement by KBR.
The loss of executive officers or key employees could have a material adverse effect on our business.
     We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
Provisions in our charter documents and Delaware law may inhibit a takeover or impact operational control, since our separation from Halliburton, which could adversely affect the value of our common stock.
     Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, a staggered board of directors, prohibiting stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. Many of these provisions became effective following the exchange offer. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.
Item 1B. Unresolved Staff Comments
     None

Item 2. Properties
     We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
Houston, Texas	Leased(1)	High-rise office facility	All and Corporate

Arlington, Virginia	Leased	High-rise office facility	G&I

Houston, Texas	Owned	Campus facility	All and Corporate

Leatherhead, United	Owned	Campus facility	All
Kingdom

Greenford, Middlesex	Owned(2)	High-rise office facility	All
United Kingdom

(1)	At December 31, 2007, we had a 50% interest in a joint venture which owns this office facility.

(2)	At December 31, 2007, we had a 55% interest in a joint venture which owns this office facility.
     We also own or lease numerous small facilities that include our technology center, sales offices and project offices throughout the world. We own or lease marine fabrication facilities, which are currently for sale, covering approximately 300 acres in Scotland. All of our owned properties are unencumbered and we believe all properties that we currently occupy are suitable for their intended use.
Item 3. Legal Proceedings
     Information relating to various commitments and contingencies is described in “Risk Factors” contained in Part I of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 8, 13 and 14 to our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal Year 2006 (1)
First quarter ended March 31, 2006	$—	$—
Second quarter ended June 30, 2006	—	—
Third quarter ended September 30, 2006	—	—
Fourth quarter ended December 31, 2006	27.01	20.75
Fiscal Year 2007
First quarter ended March 31, 2007	$26.10	$19.66
Second quarter ended June 30, 2007	29.32	20.13
Third quarter ended September 30, 2007	40.38	26.31
Fourth quarter ended December 31, 2007	45.24	33.76

(1)	In November 2006, we completed an initial public offering of our common stock at an offering price of $17.00 per share.
     At February 21, 2008, there were 152 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
     We have not paid cash dividends nor repurchased shares of our common stock. Our $850 million revolving credit facility restricts, among other things, our ability to pay dividends and to engage in equity repurchases of our common stock. On January 17, 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility effective as of January 11, 2008, (the “Amendment”). The Amendment, among other things, permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed an agreement amount of $400 million. See Note 12 to the consolidated financial statements. While we have historically not paid cash dividends, we may consider paying dividends on our common stock in the future. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
     The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Performance Graph
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

	11/16/2006	12/29/2006	3/30/2007	6/29/2007	9/28/2007	12/31/2007
KBR	$100.00	$126.07	$98.07	$126.41	$186.84	$186.99
Dow Jones Heavy Construction	100.00	103.62	110.46	153.21	182.58	196.48
Russell 1000	100.00	101.31	102.08	107.64	109.27	105.22

Item 6. Selected Financial Data
          The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31, (a) (b)
	2007	2006	2005	2004	2003
	(In millions, except for per share amounts)
Statements of Operations Data:
Total revenue	$8,745	$8,805	$9,291	$11,173	$8,244
Operating costs and expenses:
Cost of services	8,225	8,433	8,858	11,427	8,200
General and administrative	226	226	158	161	164
Gain on sale of assets, net	—	(6)	(110)	—	(4)

Operating income (loss)	294	152	385	(415)	(116)
Interest expense—related party	—	(36)	(24)	(15)	(36)
Interest income (expense), net	62	27	(1)	5	1
Foreign currency gains, net—related party	—	1	3	(18)	(12)
Foreign currency gains (losses), net	(15)	(16)	2	6	12
Other, net	1	—	(1)	(2)	(1)

Income (loss) from continuing operations before income taxes and minority interest	342	128	364	(439)	(152)
Benefit (provision) for income taxes	(138)	(94)	(160)	113	3
Minority interest in net income of consolidated subsidiaries	(22)	20	(19)	(7)	(9)

Income (loss) from continuing operations	182	54	185	(333)	(158)
Income from discontinued operations, net of tax provisions	120	114	55	30	25

Net income (loss)	$302	$168	$240	$(303)	$(133)

Basic income (loss) per share:
—Continuing operations	$1.08	$0.39	$1.36	$(2.45)	$(1.16)
—Discontinued operations	0.71	0.81	0.40	0.22	0.18

Basic income (loss) per share	$1.80	$1.20	$1.76	$(2.23)	$(0.98)

Diluted income (loss) per share:
—Continuing operations	$1.08	$0.39	$1.36	$(2.45)	$(1.16)
—Discontinued operations	0.71	0.81	0.40	0.22	0.18

Diluted income (loss) per share	$1.79	$1.20	$1.76	$(2.23)	$(0.98)

Basic weighted average shares outstanding	168	140	136	136	136
Diluted weighted average shares outstanding	169	140	136	136	136

Other Financial Data:
Capital expenditures (c)	$36	$47	$51	$56	$42
Depreciation and amortization expense (d)	31	29	29	28	31

	At December 31,
	2007	2006	2005	2004	2003
			(In millions)
Balance Sheet Data:
Cash and equivalents	$1,861	$1,410	$362	$220	$417
Net working capital	1,433	915	944	765	882
Property, plant and equipment, net	220	211	185	178	181
Total assets	5,203	5,414	5,182	5,487	5,532
Total debt (including due to and notes payable to parent)	—	—	774	1,189	1,242
Shareholders’ equity	2,267	1,794	1,256	812	944

(a)	In May 2006 we completed the sale of our Production Services group and in June 2007 we completed the disposition of our 51% interest in DML. The results of operations of Production Services group and DML for all periods presented have been reported as discontinued operations. See Note 25 to the consolidated financial statements for information about discontinued operations.

(b)	We reclassified certain overhead expenses in our prior period statements of income previously recorded as cost of services to general and administrative expense in our statements of income. These expenses relate to certain overhead expenses and indirect costs that were previously managed and reported within our business units but are now managed and reported at a corporate level. These expenses were reclassified to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed. See Note 1 to the consolidated financial statements for further discussion of this reclassification.

(c)	Capital expenditures does not include capital expenditures for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Capital expenditures for DML was $7 million, $10 million, $25 million, $18 million and $21 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(d)	Depreciation and amortization expense does not include depreciation and amortization expense for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Depreciation and amortization expense for DML was $10 million, $18 million, $27 million, $24 million and $20 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
Executive Overview
Summary of Consolidated Results
     Consolidated revenues in 2007 were $8.7 billion as compared to $8.8 billion in 2006. Revenue was significantly impacted by our Middle East operations in our G&I business unit where we provide support services to the U.S. military primarily in Iraq. Revenues from our Middle East Operations were down approximately $480 million in 2007 largely due to the lower volume of activities on our LogCAP III and PCO Oil contracts as our customer continues to scale back the construction and procurement related to military sites in Iraq. We expect overall spending by the U.S. military in Iraq to continue to decline in 2008 and beyond. The decrease in Middle East Operations was partially offset by continued revenue growth on several of our Gas Monetization projects in our Upstream business unit, including our Escravos LNG and Pearl GTL projects.
     Consolidated operating income in 2007 was $294 million as compared to $152 million in 2006. Operating income in 2007 includes positive contributions from a number of Gas Monetization projects including our Pearl GTL, Yemen LNG, Nigeria LNG and the recently awarded Skikda LNG projects and various offshore projects, including Kashagan, in our Upstream business unit operating income also includes positive contributions from our LOGCAP III contract in our G&I business unit. Our 2006 operating income was negatively impacted by $157 million in charges related to our Escravos GTL project in Nigeria.
     Consolidated revenues in 2006 were $8.8 billion as compared to $9.3 billion in 2005. The decrease was largely due to a $618 million decrease in our military support activities in Iraq in our Middle East operations, a $184 million decrease in other U.S. government work in our G&I business unit, and other decreases in our Offshore operations in the Upstream business unit primarily related to the completion of the Barracuda-Caratinga and Belanak projects. These decreases were partially offset by increases of approximately $594 million related to several of our gas monetization projects that were either awarded in late 2005 or early 2006.
     Consolidated operating income in 2006 was $152 million as compared to $385 million in 2005. Operating income for 2006 included $157 million in charges related to our Escravos GTL project in Nigeria as well as $58 million of impairment charges recorded on an equity investment in an Australian railroad project in our Ventures business unit. In 2005, we recognized a gain on sale of a one-time distribution from our interest in the Dulles Greenway Toll Road joint venture in the amount of $96 million.
Reorganization of Business Units
     During the third quarter of 2007, we announced the reorganization of our business into six business units each with its own business unit leader who reports to our chief executive officer (“CEO”) and chief operating decision maker. The reorganized business units are Government & Infrastructure, Upstream, Services, Downstream, Technology and Ventures. During the fourth quarter of 2007, we completed the reorganization of our monthly financial and operating information provided to our CEO and chief operating decision maker and accordingly, we have redefined our reportable segments consistent with the financial information that our chief operating decision maker reviews to evaluate operating performance and make resource allocation decisions. Our reportable segments are Government and Infrastructure, Upstream and Services. See Note 10 to our consolidated financial statements for further discussion of our reportable segments.
     In the fourth quarter of 2007, we initiated a restructuring whereby we committed to a minor headcount reduction and ceased using certain leased office space. In connection with this restructuring we recorded charges totaling approximately $5 million of which the majority related to a vacated lease, previously utilized by our G&I division in Arlington. This amount is included in “Cost of services” in our statements of income for the year ended December 31, 2007. Less than $1 million of the charge consists of standard termination benefits payable to a limited number of corporate and division employees. These termination costs are included in “General and Administrative” in our statements of income for the year ended December 31, 2007. The amounts recorded represent the total amounts expected to be incurred in connection with these activities.
Reclassification
     We reclassified certain overhead expenses in our prior period statements of income previously recorded as cost of services to general and administrative expense in our statements of income. These expenses relate to certain overhead expenses and indirect costs that were previously managed and reported within our business units but are now managed and reported at a corporate level. These expenses were reclassified to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed. See Note 1 to the consolidated financial statements for further discussion of this reclassification.
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
     Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations, the Barracuda-Caratinga matters regarding subsea bolts and for other litigation matters related to Halliburton’s business. See Note 8 to our consolidated financial statements for further discussion of the FCPA investigations and the Barracuda-Caratinga project.
     The tax sharing agreement, as amended, provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters. As a result of the Offering, Halliburton is responsible for filing all U.S. income tax returns required to be filed through April 5, 2007, the date KBR ceased to be a member of the Halliburton consolidated tax group. Halliburton is responsible for paying the taxes related to the returns it is responsible for filing. We will pay Halliburton our allocable share of such taxes. We are obligated to pay Halliburton for the utilization of net operating losses, if any, generated by Halliburton prior to the deconsolidation which we may use to offset our future consolidated federal income tax liabilities.
     Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources and risk management. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. As of December 31, 2007, most of the corporate service activities have been discontinued and primarily related to human resources and risk management. In 2008, the only significant corporate service activities expected to be incurred relate to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.
     The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton. Among other items, the employee matters agreement and the KBR, Inc. Transitional Stock Adjustment Plan provide for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock. On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 million restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards. See Notes 3 and 17 to our consolidated financial statements for information regarding stock-based compensation and stock incentive plans.
     See Notes 2 and 20 to our consolidated financial statements for further discussion of the above agreements and other related party transactions with Halliburton.
Other Corporate Matters
     Share-Based Payment. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment (“SFAS No. 123(R)”), using the modified prospective application. Accordingly, compensation expense is recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006 based on their fair values. Compensation cost for the unvested portion of awards that were outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for Halliburton’s ESPP was being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards.
     Total stock-based compensation expense, net of related tax effects, was $7 million in 2007, $11 million in 2006 and $8 million in 2005. Total income tax benefit recognized in net income for stock-based compensation arrangements was $4 million in 2007, $6 million in 2006, and $5 million in 2005. Incremental compensation cost resulting from modifications of previously granted stock-based awards which allowed certain employees to retain their awards after leaving the company, was less than a million in 2007, $6 million in 2006 and $8 million in 2005. In 2007, we also recognized less than $1 million in incremental compensation cost from modifications of previously granted stock-awards due to the conversion of Halliburton stock options and restricted stock awards granted to KBR employees to KBR awards of stock options and restricted stock, after our separation from Halliburton on April 5, 2007. Effective upon our complete separation from Halliburton, the Halliburton ESPP plan was terminated to KBR employees. No shares were purchased by KBR employees in 2007 under the Halliburton ESPP plan and therefore no stock-based compensation expense was recorded in 2007. Halliburton shares previously purchased under the ESPP plan remained Halliburton common stock and did not convert to KBR common stock at the date of separation. Refer to “Separation from Halliburton.”
Business Environment and Results of Operations
Business Environment
     We are a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We are a leader in many of the growing end-markets that we serve, particularly gas monetization, having designed and constructed, alone or with joint venture partners, more than half of the world’s operating LNG liquefaction capacity over the past 30 years. In addition, we are one of the largest government defense contractors worldwide and we believe we are the world’s largest government defense services provider.
     We offer our wide range of services through six business units; G&I, Upstream, Services, Downstream, Technology and Ventures. Although we provide a wide range of services, our business is heavily focused on major projects. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our projects are generally long term in nature and are impacted by factors including local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services. Demand for our services depends primarily on our customers’ capital expenditures and budgets for construction and defense services. We have benefited from increased capital expenditures by our petroleum and petrochemical customers driven by high crude oil and natural gas prices and general global economic expansion. Additionally, the heightened focus on global security and major military force realignments, particularly in the Middle East, as well as a global expansion in government outsourcing, have all contributed to increased demand for the type of services that we provide.

     Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls, or currency fluctuations.
Contract Structure
     Our contracts can be broadly categorized as either cost-reimbursable or fixed-price (sometimes referred to as lump sum). Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must predetermine both the quantities of work to be performed and the costs associated with executing the work. While fixed-price contracts involve greater risk, they also are potentially more profitable for us, since the owner/customer pays a premium to transfer many risks to us. Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost-reimbursable contracts are generally less risky to us, since the owner/customer retains many of the risks.
G&I Business Unit Activity
     Our G&I business unit provides program and project management, contingency logistics, operations and maintenance, construction management, engineering and other services to military and civilian branches of governments and private clients worldwide. We deliver on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. A significant portion of our G&I business unit’s current operations relate to the support of the United States government operations in the Middle East, which we refer to as our Middle East operations, one of the largest U.S. military deployments since World War II. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance. We design, construct, maintain and operate and manage civil infrastructure projects ranging from airport, rail, highway, water and wastewater facilities, and mining and mineral processing to regional development programs and major events. We provide many of these services to foreign governments such as the United Kingdom and Australia.
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
     We provide substantial work under our government contracts to the DoD and other governmental agencies. Most of the services provided to the U.S. government are under cost-reimbursable contracts where we have the opportunity to earn an award fee based on our customer’s evaluation of the quality of our performance. These award fees are evaluated and granted by our customer periodically. For contracts entered into prior to June 30, 2003, all award fees are recognized during the term of the contract based on our estimate of amounts to be awarded.
     LogCap Project. In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at December 31, 2007 was $1.4 billion. During the almost six-year period we have worked under the LogCAP III contract, we have been awarded 72 “excellent” ratings out of 89 total ratings. In addition, based on recent award fee scores, which determined the fees awarded during 2007, we decreased our award fee accrual rate on the LogCAP III contract from 84% to 80%, which resulted in a decrease of $2 million of award fees being recorded in 2007.
     In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the third quarter of 2008. In June 2007, we were selected as one of the executing contractors under the LogCap IV contract to provide logistics support to U.S. Forces deployed in the Middle East. Since the award of the LogCAP IV contract, unsuccessful bidders have brought actions at the GAO protesting the contract award. The GAO rendered a decision upholding portions of the bid protests. Currently, the DoD has implemented a process to reevaluate the previous contract awards in accordance with the GAO’s decision. We expect the DoD’s reevaluation will be completed in the first quarter of 2008. Despite the award of a portion of the LogCAP IV contract and extension of our LogCAP III contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide. However, as a result of the recently announced surge of additional troops and extended tours of duty in Iraq, we expect the decline may occur more slowly than we previously expected.
     Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. Our Venture’s business unit manages KBR’s equity interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. At December 31, 2007, we indirectly owned a 45% interest in Aspire Defence. In addition, at December 31, 2007, we owned a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of December 31, 2007, our performance through the construction phase is supported by $214 million in letters of credit and surety bonds totaling $226 million, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors, including us, and the issuance of publicly held senior bonds.
     Skopje Embassy Project. In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. We identified additional increases in cost on this project due to escalating material, labor and other costs including schedule delays. As a result of these cost increases identified in 2007, we recorded an additional loss on this project of approximately $27 million during 2007 which we believe are not recoverable under the contract. We could incur additional costs and losses on this project if our plan to make up lost schedule is not achieved or if material, labor or other costs incurred exceed the amounts we have estimated. As of December 31, 2007, the project was approximately 45% complete.
Upstream Business Unit Activity
     Skikda project. During the third quarter of 2007, we were awarded the engineering, procurement and construction (“EPC”) contract for the Sonatrach Skikda LNG project, to be constructed at Skikda, Algeria. In addition to performing the EPC work for the 4.5 million metric tons per annum LNG train, we will execute the pre-commissioning and commissioning portion of the contract. The contract has an approximate value of $2.8 billion. As of December 31, 2007 the Skikda project was approximately 10% complete.
     Escravos project. In connection with our review of a consolidated 50%-owned GTL project in Escravos, Nigeria, during the second quarter of 2006, we identified increases in the overall cost to complete this four-plus year project, which resulted in our recording a $148 million charge before minority interest and taxes during the second quarter of 2006. These cost increases were caused primarily by schedule delays related to civil unrest and security on the Escravos River, changes in the scope of the overall project, engineering and construction changes due to necessary front-end engineering design changes and increases in procurement cost due to project delays. The increased costs were identified as a result of our first check estimate process.
     In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of change orders. We also recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services we provided to the Escravos joint venture. These services were in excess of the contractual limit to total engineering costs each partner can bill to the joint venture.
     During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. The effect of the modifications resulted in a $3 million increase to operating income in the second quarter of 2007. In addition, minority interest shareholders’ absorption of losses increased by $15 million resulting in an increase to net income of $12 million in the second quarter of 2007. Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, as defined, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved. As of December 31, 2007, our Advanced billings on uncompleted contracts related to this project was

$236 million.
     Barracuda-Caratinga project. In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We have recorded losses on the project of $19 million and $8 million for the years ended December 31, 2006 and 2005, respectively. No losses were recorded on the project in 2007. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. We funded approximately $3 million in cash shortfalls during 2007.
     In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminated any further risk of liquidated damages being assessed but did not address the bolt arbitration discussed below. In November 2007, we executed a settlement agreement with the project owner to settle all outstanding project issues except for the bolts arbitration discussed below. The agreement resulted in the project owner assuming substantially all remaining work on the project and the release of us from any further warranty obligations. The settlement agreement did not have a material impact to our results of operations or financial position.
     At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. We expect to have a preliminary hearing on legal and factual issues relating to liability with the arbitration panel in April 2008. The actual arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR has incurred legal fees and related expenses of $4 million, $1 million and $0 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to this matter.
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

Results of Operations
     For purposes of presenting our results of operations, we supplementally provide financial results for each of our six business units and certain product service lines. The business units presented are consistent with our reportable operating segments discussed in Note 10 (Business Segment Information) to our consolidated financial statements. We also present the results of operations for product service lines (“PSL”). While certain of the business units and product service lines presented below do not meet the criteria for reportable segments in accordance with SFAS No. 131, we believe this supplemental information is relevant and meaningful to our investors for various reasons including monitoring our progress and growth in certain markets and product lines.
     For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate general and administrative expenses and other non-operating income and expense items.

In millions	Years Ended December 31,
			Increase	Percentage		Increase	Percentage
Revenue (1)	2007	2006	(Decrease)	Change	2005	(Decrease)	Change

G&I:
U.S. Government — Middle East Operations	$4,782	$5,262	$(480)	(9%)	$5,880	$(618)	(11%)
U.S. Government — Americas Operations	721	837	(116)	(14%)	1,021	(184)	(18%)
International Operations	590	407	183	45%	398	9	2%

Total G&I	6,093	6,506	(413)	(6%)	7,299	(793)	(11%)

Upstream:
Gas Monetization	1,402	1,012	390	39%	392	620	158%
Offshore	338	388	(50)	(13%)	541	(153)	(28%)
Other	147	300	(153)	(51%)	212	88	42%

Total Upstream	1,887	1,700	187	11%	1,145	555	48%

Services	322	314	8	3%	280	34	12%

Downstream	361	315	46	15%	523	(208)	(40%)

Technology	90	62	28	45%	62	—	—

Ventures	(8)	(92)	84	91%	(18)	(74)	(411%)

Total revenue	$8,745	$8,805	$(60)	$(1%)	$9,291	$(486)	$(5%)

(1)	Our revenue includes both equity in the earnings of unconsolidated affiliates as well as revenue from the sales of services into the joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the venture as a subcontractor. The amount included in our revenue represents our share of total project revenue, including equity in the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

In millions	Years Ending December 31,
			Increase	Percentage		Increase	Percentage
	2007	2006	(Decrease)	Change	2005	(Decrease)	Change
Business unit income (loss):
G&I:
U.S. Government — Middle East Operations	$231	$350	$(119)	(34%)	$354	$(4)	(1%)
U.S. Government — Americas Operations	68	83	(15)	(18%)	80	3	4%
International Operations	116	73	43	59%	60	13	22%

Total job income	415	506	(91)	(18%)	494	12	2%
Divisional overhead	(136)	(179)	43	24%	(212)	33	16%

Total G&I business unit income	279	327	(48)	(15%)	282	45	16%

Upstream:
Gas Monetization	161	(4)	165	4,125%	91	(95)	(104%)
Offshore	59	60	(1)	(2%)	93	(33)	(35%)
Other	22	28	(6)	(21%)	(55)	83	151%

Total job income	242	84	158	188%	129	(45)	(35%)
Loss on sale of assets	—	—	—	—	(2)	2	100%
Divisional overhead	(54)	(44)	(10)	(23%)	(27)	(17)	(63%)

Total Upstream business unit income	188	40	148	370%	100	(60)	(60%)

Services:
Job income	67	50	17	34%	35	15	43%
Gain on sale of assets	—	—	—	—	10	(10)	(100%)
Divisional overhead	(11)	(5)	(6)	(120%)	(7)	2	29%

Total Services business unit income	56	45	11	24%	38	7	18%

Downstream:
Job income	26	54	(28)	(52%)	40	14	35%
Gain on sale of assets	—	—	—	—	13	(13)	(100%)
Divisional overhead	(16)	(13)	(3)	(23%)	(13)	—	—

Total Downstream business unit income	10	41	(31)	(76%)	40	1	3%

Technology:
Job income	39	28	11	39%	18	10	56%
Divisional overhead	(20)	(18)	(2)	(11%)	(18)	—	—

Total Technology business unit income	19	10	9	90%	—	10	—

Ventures:
Job income (loss)	(9)	(91)	82	90%	(5)	(86)	(1,720%)
Gain on sale of assets	—	6	(6)	(100%)	89	(83)	(93%)
Divisional overhead	(3)	(1)	(2)	(200%)	(2)	1	50%

Total Ventures business unit income (loss)	(12)	(86)	74	86%	82	(168)	(205%)

Total business unit income	540	377	163	43%	542	(165)	(30%)
Unallocated amounts:
Labor cost absorption (1)	(20)	1	(21)	(2,100%)	1	—	—
Corporate general and administrative	(226)	(226)	—	—	(158)	(68)	(43%)

Total operating income	$294	$152	$142	$93%	$385	$(233)	$(61%)

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.

     Government and Infrastructure. Revenue from our G&I business unit was $6.1 billion, $6.5 billion and $7.3 billion for the years ended December 31, 2007, 2006 and 2005, respectively. The decline in revenues in 2007 and 2006 is primarily the result of a decrease in U.S. military support activities Iraq under our LogCAP III contract and our oilfield restoration activities under our PCO Oil South contract which is included in U.S. Government Middle East Operations. Revenues under our LogCAP III contract declined by $293 million in 2007 and $622 million in 2006. Revenues under our PCO Oil South contract decreased $185 million in 2007. Although we continue to provide services under the LogCAP III contract through 2008 and expect new work to be awarded to us under the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirements for the types and the amounts of services we provide. We also experienced a decrease in revenue of $151 million in 2006 associated with the completion of hurricane repair efforts for U.S. naval facilities under our CONCAP contract included in Americas Operations.
     Business unit income was $279 million, $327 million and $282 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in 2007 relates to lower job income on our LogCAP III project. In 2007, we experienced a lower volume of activities and slightly lower award fees as compared to 2006. In addition, we recorded charges in 2007 of approximately $22 million representing potentially disallowable costs incurred under government contracts for activities dating from 2003. These decreases were partially offset as the result of lower overhead expenses incurred in 2007 by the business unit as a result of G&I’s overhead expenses decreased in 2007 primarily as a result of certain office closures in the Middle East and other cost reduction activities.
     Upstream. Revenue from our Upstream business unit was $1.9 billion, $1.7 billion and $1.1 billion for the years ended December 21, 2007, 2006 and 2005, respectively. Revenues in 2007 and 2006 increased significantly in 2007 and 2006 as a result of the start-up of several Gas Monetization projects awarded in late 2005 and early 2006, including Escravos LNG and Pearl GTL projects. Revenue on these two projects in addition to the work on the Yemen and Skikda LNG projects increased an aggregate of $514 million in 2007 and $561 million in 2006. The increases in 2007 were partially offset by decreases in revenues related to several front-end engineering and design (“FEED”) and other projects that are now completed.
     Business unit income was $188 million, $40 million and $100 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 income is largely due to the $157 million charge related to our Escravos GTL project in Nigeria in 2006. No further losses have been incurred on the project and in the third quarter of 2007, we executed an amendment with our customer to convert the contract from a fixed price to a cost reimbursable basis. In 2007, business unit income from our gas monetization operation primarily was driven by our Pearl GTL, Skikda LNG, Yemen LNG and Tangguh LNG projects.
     Services. Revenue from our Services business unit was $322 million, $314 million and $280 million for the years ended December 31, 2007, 2006 and 2005. Increases in revenue in 2007 and 2006 are primarily related to increases in new awards in our Canadian operations partially offset by decreases in industrial services work. The increase in our Canadian operations has primarily been driven by an increase in demand for direct construction and modular fabrication services.
     Business unit income was $56 million, $45 million and $38 million for the years ended December 31, 2007, 2006 and 2005. These increases have primarily been due to the increases related to modular fabrication services in Canada. Job income in 2006 and 2007 has also increased as a result of our MMM joint venture which provides marine vessel support services in the Gulf of Mexico. This joint venture was contributed to us in the second quarter of 2006 by our former parent company, Halliburton. Job income was also positively impacted by actuarially determined insurance adjustments of $11 million, $7 million and $21 million for the years ended December 31, 2007, 2006 and 2005, respectively. These increases were partially offset by decreases in job income from industrial services.
     Downstream. Revenue from our Downstream business unit was $361 million, $315 million and $523 million for the years ended December 31, 2007, 2006 and 2005, respectively. For 2007, the increase in revenue is primarily attributable to the Yanbu export refinery and Saudi Kayan olefin projects in Saudi Arabia. Revenue related to these two projects increased an aggregate of $107 million due to a higher volume of work in 2007. Offsetting these increases were decreases in revenues on various other projects. For 2006, the decrease in revenue is primarily due to the completion of the Syncrude Upgrader Expansion project in Canada which was completed in 2006.
     Business unit income was $10 million, $41 million and $40 million for the years ended December 31, 2007, 2006 and 2005, respectively. Business unit income in 2007 includes a $7 million loss recorded on the Saudi Kayan olefin project in Saudi Arabia. Additionally, job income related to an ammonia plant construction project in Egypt was $23 million higher in 2006 as a result of higher progress achieved in 2006 and the project was nearing completion in late 2007.

     Technology. Revenue from our Technology business unit was $90 million, $62 million and $62 million for the years ended December 31, 2007, 2006 and 2005, respectively. Business unit income was $19 million, $10 million and $0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in revenues and business unit income in 2007 is largely due to syngas technologies deployed on projects in the South American region and Superflex technology being utilized on a project in China.
     Ventures. Revenue from our Ventures business unit was $(8) million, $(92) million and $(18) million for the years ended December 31, 2007, 2006 and 2005, respectively. Business unit income (loss) was $(12) million, $(86) million and $82 million for the years ended December 31, 2007, 2006 and 2005. The loss in 2006 included $58 million of impairment charges recorded on our equity investment in the Alice Springs-Darwin railroad project and $17 million in charges recorded on an equity investment in a joint venture road project in the United Kingdom. In addition, the losses in 2007 incurred on the railroad project were partially mitigated by a full year of positive results on our Allenby & Connaught project. In 2005, we recognized an $85 million gain on the sale of a one-time distribution from our interest in a U.S. toll road. Prior to the sale of our interest in the U.S. toll road, we received a distribution and recorded a corresponding gain of $11 million.
     Labor cost absorption. Labor cost absorption expense was $20 million, $1 million and $1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. The increase in labor cost absorption in 2007 compared to 2006 and 2005 was primarily due to an increase in incentive compensation and the issuance of performance based award units, in 2007.
     General and Administrative expense. General and administrative expense was $226 million, $226 million and $158 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2006, information technology expenses increased approximately $37 million primarily related to a financial systems implementation project that began in 2005. Also, our general and administrative expenses increased in 2006 as we continued to develop and implement our stand-alone corporate functions prior to our initial public offering in November 2006 and our ultimate separation from Halliburton in early 2007. In 2007, we substantially completed the financial systems implementation project. Costs related to the financial systems implementation project decreased approximately $17 million in 2007. This decrease was offset by increases in costs from acquisition related activities as well as incentive compensation as we increased the number of participants in and the number of awards issued under our incentive compensation plans.
Non-operating items
     Related party interest expense was $0 million, $36 million and $24 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in related party interest expense in 2006 compared to 2005 was primarily due to the conversion of the non-interest bearing potion of our intercompany payable to Halliburton into $774 million interest bearing subordinated intercompany notes to subsidiaries of Halliburton, which occurred in December 2005. This increase was partially offset as a result of the subordinated intercompany notes being paid in full during the fourth quarter of 2006.
     Interest income (expense), net was $62 million, $27 million and $(1) million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in interest income in 2006 is primarily due to interest on excess cash balances resulting from advances from our customers and proceeds from our initial public offering in the fourth quarter of 2006. Our cash and equivalents balance increased from $394 million at December 31, 2005 to $1.4 billion at December 31, 2006. In 2007, interest income continued to increase as a result of further increases in our cash and equivalents balance to $1.9 billion at December 31, 2007.
     Foreign currency gains (losses) were $(15) million, $(16) million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The foreign currency losses incurred in 2007 and 2006 primarily related to impact of the weakening of the U.S. dollar against the British Pound on our certain of our U.K. subsidiaries with a British Pound functional currency that hold significant U.S. dollar cash balances related to the proceeds from the sale of our Production Services group in 2006 and sale of DML in 2007.
     Provision for income taxes was $138 million, $94 million and $160 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rate was 40%, 73% and 44% for the years ended December 31, 2007, 2006 and 2005, respectively. Our U.S. statutory tax rate for all years is 35%. Our 2007 effective tax rate was higher than the statutory rate primarily as a result of certain non-deductible losses in foreign jurisdictions. Our 2006 effective tax rate was higher than the statutory rate primarily as a result of not receiving a tax benefit for the impairment charges taken on our investment in the Alice Springs-Darwin railroad project in Australia (“ASD”), non-deductible operations losses from ASD, and tax return-to-accrual adjustments in various tax jurisdictions. Our 2005 effective tax rate was higher than the statutory rate primarily due to foreign tax credit displacement resulting from the domestic net operating losses from an asbestos settlement with Halliburton.
     Income from discontinued operations was $120 million, $114 million and $55 million for the years ended December 31, 2007, 2006 and 2005, respectively. Discontinued operations represents revenues and gain on the sale of our Productions Services group in May 2006 and the disposition of our 51% interest in DML in June 2007. Revenues from our discontinued operations were $449 million, $1.1 billion and $1.6 billion for 2007, 2006 and 2005, respectively, while income from discontinued operations, net of tax, was $120 million, $114 million and $55 million for the same periods, respectively. Income from discontinued operations included a gain on sale, net of tax, of approximately $101 million in 2007 and $77 million in 2006.
Liquidity and Capital Resources
     At December 31, 2007 and 2006, cash and equivalents totaled $1.9 billion and $1.4 billion, respectively. These balances include cash and cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes and which totaled $483 million at December 31, 2007 and $527 million at December 31, 2006. The use of these cash balances is limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.
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
     Our Revolving Credit Facility is available for cash advances required for working capital and letters of credit to support our operations. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin. The applicable margin will vary based on our utilization spread. At December 31, 2007 and December 31, 2006, we had zero cash draws and $508 million and $55 million, respectively, in letters of credit issued and outstanding, which reduced the availability under the Revolving Credit Facility to $342 million and $795 million, respectively. In addition, we pay a commitment fee on any unused portion of the credit line under the Revolving Credit Facility. Further, the Revolving Credit Facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced.
     Letters of credit, bonds and financial and performance guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of December 31, 2007, we had approximately $1 billion in letters of credit and financial guarantees outstanding, of which $508 million were issued under our Revolving Credit Facility. Approximately $545 million of these letters of credit were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton. Of the total outstanding, $505 million relate to our joint venture operations, including $214 million issued in connection with our Allenby & Connaught project. The remaining $495 million of outstanding letters of credit relate to various other projects. At December 31, 2007, $605 million of the $1 billion outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. Approximately $381 million of the $605 million relates to letters of credit issued under our Revolving Credit Facility which have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturity date, of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. Currently, our intention is to extend the original maturity date of the Revolving Credit Facility. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. We expect to cancel these letters of credit, surety bonds and other guarantees as we complete the underlying projects. Prior to the separation from Halliburton we had minimal stand-alone bonding capacity without Halliburton, and except to the limited extent set forth in the master separation agreement, Halliburton is not obligated to provide credit support for our letters of credit, surety bonds and other guarantees. Since the separation from Halliburton we have been engaged in discussions with surety companies and have arranged lines with multiple firms for our own standalone capacity. Since the arrangement of this stand alone capacity we have been primarily sourcing surety bonds from our own capacity without Halliburton credit support. We continue to engage in discussions with other surety companies about additional stand-alone surety bond capacity.
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
     As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis. In connection with the issuance of letters of credit under the Revolving Credit Facility, we are charged an issuance fee and a quarterly fee on outstanding letters of credit based on an annual rate.
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
     Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make. We are limited in the amount of additional letters of credit and other debt we can incur outside of the Revolving Credit Facility. Also, under the current provisions of the Revolving Credit Facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or us, directly or indirectly acquire 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, the borrower under the facility and a wholly owned subsidiary of KBR. Prior to our Amendment to the Revolving Credit Facility on January 17, 2008 (referred to below), we were generally prohibited from purchasing, redeeming, retiring, or otherwise acquiring any of our common stock unless it was in connection with a compensation plan, program, or practice provided that the aggregate price paid for such transactions did not exceed $25 million in any fiscal year.
     On January 17, 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility effective as of January 11, 2008, (the “Amendment”). The Amendment (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million.

     The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At December 31, 2007 and 2006, we were in compliance with these ratios and other covenants.

	Years Ended December 31,
Cash flow activities	2007	2006	2005
	(In millions)
Cash flows provided by operating activities	$248	$931	$527
Cash flows provided by investing activities	293	225	20
Cash flows used in financing activities	(150)	(139)	(375)
Effect of exchange rate changes on cash	9	50	(12)

Increase in cash and equivalents	$400	$1,067	$160

     Operating activities. Cash provided by operations was $248 million for the year ended December 31, 2007 compared to cash provided by operations of $931 million for the year ended December 31, 2006. Operating cash flows in 2007 decreased significantly compared to 2006 due to lower advanced billings on uncompleted contracts and a higher volume of accounts receivable billing on other projects than in 2006. Operating cash flows in 2007 also included tax payments related to the gain on the sale of our 51% interest in DML of approximately $115 million. Operating cash flows in 2006 includes $304 million of advanced billings on several consolidated joint venture projects including our Escravos project. Additionally, operating cash flows increased further in 2006 due to a decrease in our Iraq-related working capital which, excluding cash and equivalents, decreased $247 million from $495 million at December 31, 2005 to $248 million at December 31, 2006. Operating cash flows in 2005 included funding of operating cash shortfalls on the Barracuda-Caratinga project of $169 million, net of revenue received.
     Our cash flows from operations can vary significantly from year to year and are affected by the mix, percentage of completion and terms of our engineering and construction projects. We often receive cash through advanced billings on our larger projects and those of our consolidated joint ventures such as Escravos. These cash advances are generally only available for use on a specific project and not available for other purposes. As the advances are used in project execution, our cash position is reduced on the project. In the event the net investment in the operating assets of a project is greater than available project cash balance, we may utilize other cash on hand or availability under our Revolving Credit Facility to satisfy any periodic net operating cash outflows.
     Investing activities. Cash provided by investing activities for the year ended December 31, 2007 totaled $293 million compared to cash provided by investing activities of $225 million and $20 million for the years ended December 31, 2006 and 2005, respectively. Capital expenditures in 2007 were $43 million as compared to $57 million and $76 million in 2006 and 2005, respectively. Capital spending in 2005 was primarily directed to our implementation of an enterprise system, SAP. In 2007, we sold our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs. In 2006, we completed the sale of our Production Services group, in which we received net proceeds of $265 million. In 2005, we recognized an $85 million gain on the sale of a one-time distribution from our interest in a U.S. toll road. Prior to the sale of our interest in the U.S. toll road, we received a distribution and recorded a corresponding gain of $11 million.
     Financing activities. Cash used in financing activities for the year ended December 31, 2007 totaled $150 million and is primarily related to net payments of $120 million made to Halliburton, for various support services provided by Halliburton under our transition services agreement and other amounts prior to our separation from Halliburton. Cash flows used in financing activities for the year ended December 31, 2006 were $139 million and primarily relates to repayment of our borrowings under the Halliburton Cash Management Note as previously discussed. In addition, in November 2006, we completed an initial public offering of less than 20% of the common stock of KBR resulting in net proceeds of $511 million. Cash flows used in financing activities in 2005 are primarily related to payments from or payments to Halliburton in order to obtain funds to support our operations or to repay borrowings from Halliburton with excess funds from operations.
     Historically, our daily cash needs had been funded through intercompany borrowings from our parent, Halliburton, while our surplus cash was invested with Halliburton on a daily basis. Effective December 1, 2005, our $774 million intercompany payable balance was converted into Subordinated Intercompany Notes with Halliburton payable due in December 2010 that each had an annual interest rate of 7.5%. In October 2006, we repaid $324 million and in November

2006, we repaid the remaining $450 million in aggregate principal amount of the Subordinated Intercompany Notes with proceeds from our initial public offering.
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
     In June 2007, our 55%-owned consolidated subsidiary, M.W. Kellogg Limited, entered into a credit facility with Barclays Bank totaling £15 million. This facility replaces a previous facility with Barclays Bank. This facility, which is non-recourse to us, is primarily used for bonding, guarantees, and other purposes. At December 31, 2007, $20 million of bank guarantees were outstanding under the facility.
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
     Future uses of cash. Future uses of cash will primarily relate to working capital requirements for our operations. In addition, we will use cash to fund capital expenditures, pension obligations, operating leases and various other obligations, including the commitments discussed in the table below, as they arise.
     Capital expenditures. Capital spending in 2007 was approximately $43 million. The capital expenditures budget for 2008 is approximately $66 million, and primarily relates to information technology and real estate.
     Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2007:

	Payments Due
	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)
Operating leases	49	49	48	44	34	131	355
Purchase obligations(a)	12	2	1	—	—	—	15
Pension funding obligation (b)	82	—	—	—	—	—	82

Total (c)	143	51	49	44	34	131	452

(a)	The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers. The purchase obligations with our vendors can span several years depending on the duration of the projects. In general, the costs associated with the purchase obligations are expensed to correspond with the revenue earned on the related projects.

(b)	The pension funding obligation includes an expected payment of approximately $57 million to be paid in the first quarter of 2008 to the Kellogg, Brown & Root (UK) Limited Pension Plan, related to a February 2008 agreement-in-principle regarding partial deficit funding for this plan. Refer to Note 21 in our consolidated financial statements.

(c)	Excluded from the table is $77 million which includes, $14 million in interest and penalties, related to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board No. 48 “Accounting for Uncertainty in Income Taxes.” Refer to Note 15 in our consolidated financial statements.
     In addition to the commitments above, we had commitments of $121 million at December 31, 2007 to provide funds to related companies, including $113 million at December 31, 2007 to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $21 million of the commitments to be paid during 2008.

     Off balance sheet arrangements
     We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (see Note 19 “Equity Method Investments and Variable Interest Entities” in the notes to our consolidated financial statements for a description of our significant unconsolidated subsidiaries that are accounted for using the equity method of accounting). These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed to period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $30 million and $3 million at December 31, 2007 and 2006, respectively. Our equity in earnings (losses) from privately financed project entities totaled $17 million, $(77) million and $18 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 19 to our consolidated financial statements.
     Other factors affecting liquidity
     As of December 31, 2007, we had incurred $232 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had insufficient funding or had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing requests for a reallocation of funding to be submitted to the U.S. Army for negotiation. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.
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
     We may take or fail to take actions that could result in our indemnification from Halliburton with respect to FCPA Matters or matters relating to the Barracuda-Caratinga project no longer being available, and the Halliburton indemnities do not apply to all potential losses. For additional information regarding these indemnification agreements and related risks, please read “Related Party Transactions” and “Risk Factors” contained in Part I of this Annual Report on Form 10-K.
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
     At least quarterly, significant projects are reviewed in detail by senior management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.
     Accounting for government contracts. Most of the services provided to the United States government are governed by cost-reimbursable contracts. Services under our LogCAP and Balkans support contracts are examples of these types of arrangements. Generally, these contracts contain both a base fee (a fixed profit percentage applied to our actual costs to complete the work) and an award fee (a variable profit percentage applied to definitized costs, which is subject to our customer’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance, and business management).
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
     Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work. We have been receiving award fees on the Balkans project since 1995, and our estimates for award fees for this project have generally been accurate in the periods presented. We periodically, receive LogCAP award fee scores and, based on these actual amounts, we adjust our accrual rate for future awards, if necessary. The controversial nature of this contract may cause actual awards to vary significantly from past experience.
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
     Income tax accounting. We are included in the consolidated U.S. federal income tax return of Halliburton up through the date of separation (April 5, 2007). Our income tax expense, prior to the separation from Halliburton, is calculated on a pro rata basis. Under this method, income tax expense is determined based on KBR’s operations and its contributions to the income tax expense of the Halliburton consolidated group. For the period post separation from Halliburton, income tax expense is calculated on stand alone basis. Additionally, KBR’s U.K.-based subsidiaries and divisions were members of a U.K. tax group, which allowed the sharing of tax losses and other tax attributes among the KBR and Halliburton U.K.-based affiliates up through the date of separation. As part of the separation, KBR and Halliburton entered into a tax sharing agreement, which generally provides that KBR will indemnify Halliburton for any additional taxes attributable to KBR’s business for periods prior to the separation.
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
     Legal and Investigation Matters. As discussed in Notes 13 and 14 of our consolidated financial statements, as of December 31, 2007 and December 31, 2006, we have accrued an estimate of the probable and estimable costs for the resolution of some of these matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be materially and adversely affected. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.
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
     The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.S. pension increased from 5.75% at October 31, 2006 to 6.30% at October 31, 2007. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 97% of all plans increased from 5.00% at September 30, 2006 to 5.70% at September 30, 2007. An additional future decrease in the discount rate of 25 basis points for our U.K. pension plans would increase our projected benefit obligation by an estimated $81 million, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $78 million.
     Our defined benefit plans reduced pretax earnings by $18 million, $16 million and $13 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the amounts were earnings from our expected pension returns of $100 million, $82 million and $79 million for the years ended December 31, 2007, 2006 and 2005, respectively. Unrecognized actuarial gains and losses are being recognized over a period of 10 to 15 years, which represents the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. Actual returns were $133 million, $148 million and $214 million for the years ended December 31, 2007, 2006 and 2005, respectively. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our unrecognized actuarial loss at December 31, 2007 was $248 million, of which $13 million will be recognized as a component of our expected 2008 pension expense. During 2007, we made contributions to fund our defined benefit plans of $27 million, which included $11 million contributed in order to mitigate a portion of the projected underfunding of our UK Plans. We currently expect to make contributions in 2008 of approximately $82 million. This contribution amount includes an expected payment of approximately $57 million to be paid in the first quarter of 2008 to the Kellogg, Brown & Root (UK) Limited Pension Plan, related to a February 2008 agreement-in-principle regarding partial deficit funding for this Plan.
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

Financial Instruments Market Risk
     Foreign currency risk. We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flow related to sales or purchases of goods or services from market fluctuations in currency rates. We do not use derivative instruments for trading purposes. We used a Monte Carlo simulation model to analyze our year-end 2007 derivative instruments used to hedge our foreign currency exposure noting the value at risk was immaterial.
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
     In addition to federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. During 2007, we increased our accrual from approximately $4 million to $7 million for the estimated assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million.
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
     In addition, Halliburton, through the date of our initial public offering in November 2006, continued to provide daily cash management services. Accordingly, we invested surplus cash with Halliburton on a daily basis, which was returned as needed for operations. A Halliburton subsidiary executed a demand note payable (Halliburton Cash Management Note) for amounts outstanding under these arrangements. Annual interest on the Halliburton Cash Management Note was based on the closing rate of overnight Federal Funds rate determined on the first business day of each month. Similarly, from time to time, we borrowed funds from Halliburton, subject to limitations provided under the Revolving Credit Facility, on a daily basis pursuant to a note payable (KBR Cash Management Note). Annual interest on the KBR Cash Management Note was based on the six-month Eurodollar Rate plus 1.00%. In connection with our initial public offering in November of 2006, Halliburton repaid to us the $387 million balance in the Halliburton Cash Management Note.
     Halliburton and certain of its subsidiaries provide various support services to KBR pursuant to a transition services agreement, including information technology, legal and internal audit. Costs for these services were $13 million , $23 million and $20 million for the years ended December 31, 2007, 2006 and 2005, respectively. Costs for information technology, including payroll processing services are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location. Subsequent to our separation from Halliburton, costs are no longer allocated but are charged to KBR pursuant to the terms of the transition services agreement.
     Historically, Halliburton has centrally developed, negotiated and administered our risk management process. This insurance program has included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $17 million, representing our share of these risk management coverages and related administrative costs, have been allocated to us for each of the years ended December 31, 2006 and 2005. These expenses are included in cost of services in the consolidated statements of income for the periods ended December 31, 2006 and 2005. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as primary liability and workers’ compensation. However, subject to specific limitations, Halliburton has had umbrella insurance coverage for some of these risk exposures. As a result of our complete separation from Halliburton, we initially implemented our own stand-alone insurance and risk management programs with policies that provide substantially the same coverage as we had under Halliburton, with the exception of property coverage. Our property coverage differs from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties. As of December 31, 2007, we have now implemented insurance and risks management programs more suited to KBR’s risk profile.
     In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of December 31, 2007, we had approximately $1 billion letters of credit and financial guarantees outstanding, of which $505 million related to our joint venture operations, including $214 million issued in connection with the Allenby & Connaught project. Of the total $1 billion, approximately $545 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.
     At December 31, 2007 and December 31, 2006, KBR has a $16 million and $152 million, respectively, balance payable to Halliburton which consists of amounts KBR owes Halliburton for estimated outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.
     The balances for these related party transactions are reflected in the consolidated balance sheet as “Due to Halliburton, net”. The average intercompany balance for 2007 was $88 million. For 2006 and 2005, the average intercompany balance was $348 million and $921million, respectively.
     All of the charges described above have been included as costs of our operations in these consolidated financial statements. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.
     Halliburton incurred approximately $14 million and $9 million for the years ended December 31, 2006 and 2005, respectively, for expenses relating to the FCPA and bidding practices investigations. Halliburton incurred $1 million as such costs for the quarter ended March 31, 2007. We do not know the amount of costs incurred by Halliburton following our separation from Halliburton on April 5, 2007. Halliburton did not charge any of these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us. Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton will continue to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations. We will bear costs associated with monitoring the continuing investigations as directed by Halliburton which include our own separate legal counsel and advisors. For the year ended December 31, 2007, we incurred approximately $1 million in expenses related to monitoring these investigations.

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
     We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $356 million, $450 million and $249 million for the years ended December 31, 2007, 2006 and 2005, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of income were $30 million, $62 million and $21 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Recent Accounting Pronouncements
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. Accordingly, the adoption of this Statement will not have a material impact to our financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Currently, the adoption of this Statement is not expected to have a material impact on our financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, early adoptions is prohibited. Currently this statement is not expected to have a significant impact to our financial position, results of operations and cash flows. A significant impact may however be realized on any future acquisitions by the company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.
U.S. government Matters
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
     Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they would begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action was not necessary to protect the government’s interest.

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
     If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. We will continue working with the Army to resolve this issue. In October 2007, we filed a claim to recover the amounts withheld. At this time, the likelihood that a loss related to this matter has been incurred is remote. As of December 31, 2007, we had not adjusted our revenues or accrued any amounts related to this matter.
     Dining Facility Support Services. In April 2007, DCAA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our Logcap III contract in Iraq, over-billed for the cost related to the use of power generators. Payments of $13 million have been withheld from us. We disagree with the position taken by the DCAA and we are working to resolve this issue. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.
     Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. Approximately $30 million continues to be withheld from us as of December 31, 2007, of which $17 million was withheld by us from our subcontractor. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that the loss is in excess of the amount accrued is remote.
     Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCAA that our costs are reasonable. In the fourth quarter of 2007, the DCAA suspended $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. Subsequently, the DCAA suspended an additional $42 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We are working with our customer and the DCAA to resolve the issue. As of December 31, 2007, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.
     Kosovo fuel. In April 2007, the Department of Justice (“DOJ”) issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves. Neither our client nor the DCAA has indicated any intent to withhold payments from us relating to this matter. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.

     Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretation through Federal Acquisition Regulations and the Comptroller General. As of December 31, 2007, we have accrued an estimate of the amount related to these non-compliant flights with a corresponding reduction to revenue. At this time, the likelihood that additional loss in excess of the amount accrued is remote. We will continue to work with our customer to resolve this matter.
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
     Investigations Relating to Iraq, Kuwait and Afghanistan
     In the first quarter of 2005, the DOJ issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. We provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.
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
     We have identified and reported to the US Departments of State and Commerce numerous exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan that possibly were not in accordance with the terms of our export license or applicable regulations. However, we believe that the facts and circumstances leading to our conclusion of possible non-compliance are unique and potentially mitigate any possible fines and penalties because the exported items are the property of the U.S. government and are used or consumed in connection with services rendered to the U.S. government. In addition, we have responded to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. We continue to comply with the requests to provide information under the subpoena. Whereas it is reasonably possible that we may be subject to fines and penalties for possible acts that are not in compliance with our export license or regulations, at this time it is not possible to estimate an amount of loss or range of losses that may have been incurred. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. We are in ongoing communications with the appropriate authorities with respect to these matters.
     SIGIR Report
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
     McBride Qui Tam suit
     In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. All employment claims were sent to arbitration under the Company’s dispute resolution program. We believe the relator’s claim is without merit and believe the likelihood that a loss has been incurred is remote. As of December 31, 2007, no amounts have been accrued.
     Wilson and Warren Qui Tam suit
     During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgement in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. We believe the relators’ claims are without merit and believe the likelihood that a loss has been incurred is remote. As of December 31, 2007, no amounts have been accrued.
     Godfrey Qui Tam suit
     In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract. As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations. In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit. In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims. We have filed motions to dismiss and to compel arbitration on which the court has not yet ruled. Although discovery is just beginning, it is our intention to vigorously defend this claim. This matter is in the early stages of the legal process and therefore, we are unable to determine the likely outcome at this time. No amounts have been accrued because we cannot determine any reasonable estimate of loss that may have been incurred, if any.

Legal Proceedings
     FCPA Investigations
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
     The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that Halliburton, for itself and all of its subsidiaries, enter into a tolling agreement with respect to its investigation. In October of 2007, after our separation from Halliburton, the SEC and DOJ repeated their request for Halliburton and us to each enter into a tolling agreement. In accordance with the master separation agreement, KBR has requested approval from Halliburton to enter into the appropriate tolling agreements.
     In 2007, we and Halliburton each received a grand jury subpoena from the DOJ and subpoenas from the SEC related to the Bonny Island project asking for additional information on the immigration service providers used by TSKJ. We have provided the requested documents to the DOJ and SEC and will continue to provide Halliburton with the requested information in accordance with the master separation agreement.
     TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximate 25% interest in the venture at December 31, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at December 31, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root, one of our subsidiaries.
     The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton and KBR have been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. The Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project and recently made contact with KBR to request limited information. Under the master separation agreement, Halliburton will continue to oversee and direct the investigations.
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
     As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities involve current or former employees or persons who were or are consultants to us, and the investigation is continuing.
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
     A person or entity found in violation of the FCPA could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2007, we had revenue of approximately $5.4 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2007, we had revenue of approximately $224 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

     These investigations could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, our compliance procedures or having a monitor required or agreed to be appointed at our cost as part of the disposition of the investigation have resulted in a more limited use of agents on large-scale international projects than in the past and put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of these investigations could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.
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
     Under the terms of the master separation agreement entered into in connection with the Offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. Please read “Risk Factors—Risks Related to Our Affiliation With Halliburton—Halliburton’s indemnity for Foreign Corrupt Practices Act matters does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to Foreign Corrupt Practices Act matters no longer being available.”
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
     The results of these investigations may have a material adverse effect on our business and results of operations. As of December 31, 2007, we are unable to estimate a range of possible loss relates to these matters.
     Iraq Overtime Litigation
     During the fourth quarter of 2005, a group of present and former employees working on the LogCAP III contract in Iraq and elsewhere filed a class action lawsuit alleging that we wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP III contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP III contract, and that the LogCAP III contract obligated us to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. In the fourth quarter of 2007, the class action lawsuit was withdrawn by the plaintiffs.

Item 7A. Quantitative and Qualitative Discussion about Market Risk
     Information relating to market risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instrument Market Risk” and Note 18 of our consolidated financial statements .
Item 8. Financial Statements and Supplementary Data
The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
KBR, Inc.:
     We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes 3, 21, and 15 respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, its method of accounting for defined benefit and other post retirement plans as of December 31, 2006, and its method of accounting for uncertainty in income taxes as of January 1, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 26, 2008

KBR, Inc.
Consolidated Statements of Income
(In millions, except for per share data)

	Years ended December 31
	2007	2006	2005
Revenue:
Services	$8,642	$8,798	$9,351
Equity in earnings (losses) of unconsolidated affiliates, net	103	7	(60)

Total revenue	8,745	8,805	9,291

Operating costs and expenses:
Cost of services	8,225	8,433	8,858
General and administrative	226	226	158
Gain on sale of assets, net	—	(6)	(110)

Total operating costs and expenses	8,451	8,653	8,906

Operating income	294	152	385
Interest expense—related party	—	(36)	(24)
Interest income (expense), net	62	27	(1)
Foreign currency gains, net—related party	—	1	3
Foreign currency gains (losses), net	(15)	(16)	2
Other, net	1	—	(1)

Income from continuing operations before income taxes and minority interest	342	128	364
Provision for income taxes	(138)	(94)	(160)
Minority interest in net (income) loss of subsidiaries	(22)	20	(19)

Income from continuing operations	$182	$54	$185
Income from discontinued operations, net of tax provision of $(109), $(82) and $(37)	120	114	55

Net income	$302	$168	$240

Basic income per share (1):
Continuing operations	$1.08	$0.39	$1.36
Discontinued operations, net	0.71	0.81	0.40

Net income per share	$1.80	$1.20	$1.76

Diluted income per share (1):
Continuing operations	$1.08	$0.39	$1.36
Discontinued operations, net	0.71	0.81	0.40

Net income per share	$1.79	$1.20	$1.76

Basic weighted average shares outstanding	168	140	136

Diluted weighted average shares outstanding	169	140	136

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.
See accompany notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions except share data)

	December 31
	2007	2006
Assets
Current assets:
Cash and equivalents	$1,861	$1,410
Receivables:
Notes and accounts receivable (less allowance for bad debts of $23 and $57)	927	761
Unbilled receivables on uncompleted contracts	820	1,110

Total receivables	1,747	1,871
Deferred income taxes	165	120
Other current assets	282	240
Current assets related to discontinued operations	1	257

Total current assets	4,056	3,898
Property, plant, and equipment, net of accumulated depreciation of $227 and $205	220	211
Goodwill	251	251
Equity in and advances to related companies	294	296
Noncurrent deferred income taxes	139	156
Unbilled receivables on uncompleted contracts	196	194
Other assets	47	51
Noncurrent assets related to discontinued operations	—	357

Total assets	$5,203	$5,414

Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,117	$1,177
Due to Halliburton, net	16	152
Advance billings on uncompleted contracts	794	767
Reserve for estimated losses on uncompleted contracts	117	180
Employee compensation and benefits	316	259
Other current liabilities	262	174
Current liabilities related to discontinued operations, net	1	274

Total current liabilities	2,623	2,983
Noncurrent employee compensation and benefits	79	221
Other noncurrent liabilities	151	149
Noncurrent income tax payable	78	—
Noncurrent deferred tax liability	37	22
Noncurrent liabilities of discontinued operations, net	—	210

Total liabilities	2,968	3,585

Minority interest in consolidated subsidiaries (including $0 and $44 related to discontinued operations)	(32)	35

Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 169,709,601 and 167,643,000 issued and outstanding	—	—
Paid-in capital in excess of par	2,070	2,058
Accumulated other comprehensive loss	(122)	(291)
Retained earnings	319	27

Total shareholders’ equity and accumulated other comprehensive loss	2,267	1,794

Total liabilities, minority interest and shareholders’ equity and accumulated other comprehensive loss	$5,203	$5,414

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31
	2007	2006	2005
Balance at January 1,	$1,794	$1,256	$812
Net proceeds from initial public offering	—	511	—
Stock-based compensation	11	17	—
Intercompany stock-based compensation	1	(16)	—
Contributions from parent and other activities	—	15	300
Adoption of FIN No. 48	(10)	—	—
Adoption of FSP No. AUG AIR-1	—	7	—
Adoption of SFAS No. 158	—	(152)	—
Common stock issued upon exercise of stock options	6	—	—
Tax benefit related to stock-based plans	11	—	—
Intercompany settlement of taxes	(17)	(1)	22
Comprehensive income:
Net income	302	168	240
Other comprehensive income (loss), net of tax (provision):
Cumulative translation adjustments	(5)	31	(46)
Pension liability adjustments, net of taxes of $116, $(24) and $(19)	176	(57)	(44)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	1	19	(21)
Reclassification adjustments to net income (loss)	(4)	1	(21)
Income tax benefit (provision) on derivatives	1	(5)	14

Total comprehensive income	471	157	122

Balance at December 31,	$2,267	$1,794	$1,256

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended December 31
	2007	2006	2005

Cash flows from operating activities:
Net income	$302	$168	$240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41	47	56
Distributions from (to) related companies, net of equity in earnings (losses)	(7)	(41)	40
Deferred income taxes	(27)	12	3
Gain on sale of assets	(216)	(126)	(110)
Impairment of equity method investments	—	68	—
Other	61	48	(18)
Changes in operating assets and liabilities:
Receivables	(143)	281	203
Unbilled receivables on uncompleted contracts	264	232	272
Accounts payable	(92)	(187)	(420)
Advance billings on uncompleted contracts	11	209	120
Accrued employee compensation and benefits	57	19	125
Reserve for loss on uncompleted contracts	(62)	140	(93)
Other assets	(29)	(38)	(35)
Other liabilities	88	99	144

Total cash flows provided by operating activities	248	931	527

Cash flows from investing activities:
Capital expenditures	(43)	(57)	(76)
Sales of property, plant and equipment	3	6	26
Dispositions of businesses, net of cash	334	276	87
Other investing activities	(1)	—	(17)

Total cash flows provided by investing activities	293	225	20

Cash flows from financing activities:
Payments to Halliburton, net	(120)	(629)	(350)
Net repayments of short-term borrowings	—	(2)	—
Proceeds from long-term borrowings	—	8	—
Payments on long-term borrowings	(7)	(25)	(21)
Net proceeds from issuance of stock	6	512	—
Excess tax benefits from stock-based compensation	6	—	—
Payments of dividends to minority shareholders	(35)	(3)	(4)

Total cash flows used in financing activities	(150)	(139)	(375)

Effect of exchange rate changes on cash	9	50	(12)

Increase in cash and equivalents	400	1,067	160
Cash and equivalents at beginning of period	1,461	394	234

Cash and equivalents at end of period	$1,861	$1,461	$394

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest paid to third party	$4	$11	$12
Income taxes	$229	$57	$79
Noncash financing activities
Contribution from parent and other activities	$—	$15	$300
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Basis of Presentation
     KBR, Inc. and its subsidiaries (collectively, KBR) is a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer a wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures. See Note 10 for financial information about our reportable business segments.
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
     In November 2006, KBR, Inc. completed an initial public offering of 32,016,000 shares of its common stock (the “Offering”) at $17.00 per share. The Company received net proceeds of $511 million from the Offering after underwriting discounts and commissions. Halliburton retained all of the KBR shares owned prior to the Offering and, as a result of the Offering, its 135,627,000 shares of our common stock represented 81% of the outstanding common stock of KBR, Inc. after the Offering. Simultaneous with the Offering, Halliburton contributed 100% of the common stock of KBR Holdings to KBR, Inc. KBR, Inc. had no operations from the date of its formation to the date of the contribution of KBR Holdings. See Note 2 for a discussion concerning the completion of our separation from Halliburton.
     Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary (see Note 19). The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method is used when we do not have the ability to exert significant influence. All material intercompany accounts and transactions are eliminated.
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
     Our consolidated financial statements reflect all costs of doing business, including certain costs incurred by Halliburton on KBR’s behalf. Such costs have been charged to KBR in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”
     Revisions — Our prior period consolidated statements of income have been revised to reclassify certain overhead expenses within general and administrative expenses rather than within cost of services to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed. See Note 10 for financial information about our reportable business segments and how indirect costs are managed. There was no impact on net income as previously reported in the consolidated statements of income, or on the consolidated balance sheets or the consolidated statements of cash flows, as a result of these revisions. A summary of the financial statement line items affected by the revisions is presented below.

	For the year ended
	December 31, 2006		December 31, 2005
	As Previously		As Previously
In millions	Reported	As Revised	Reported	As Revised
Cost of service	$8,551	$8,433	$8,931	$8,858
General and administrative	$108	$226	$85	$158

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
     Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 8 for a further discussion of the FCPA investigations and the Barracuda-Caratinga project.
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
     Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. As of December 31, 2007, most of the corporate service activities have been discontinued and primarily related to human resources and risk management. In 2008, the only significant corporate service activities expected to be incurred relate to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.
     The employee matters agreement provides for the allocation of liabilities and responsibilities to our current and former employees and their participation in certain benefit plans maintained by Halliburton. Among other items, the employee matters agreement and the KBR, Inc. Transitional Stock Adjustment Plan provide for the conversion, upon the complete separation of KBR from Halliburton, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan (“1993 Plan”) to stock options and restricted stock awards covering KBR common stock. On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 million restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards. See Notes 3 and 17 for information regarding stock-based compensation and stock incentive plans.
     See Note 20 for a further discussion of the above agreements and other related party transactions with Halliburton.

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
     For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of SAB No. 104, “Revenue Recognition.” For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.
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
     Cash and equivalents
     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances are limited to the specific projects or joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At December 31, 2007 and 2006, cash and equivalents included approximately $483 million and $527 million, respectively, in cash from advanced payments held by us or our joint ventures that we consolidate for accounting purposes. Our total cash provided by operating activities at December 31, 2007,

2006 and 2005, included $44 million, $304 million and $175 million, respectively, of cash provided by operating activities from project joint ventures that we consolidate for accounting purposes.
     Allowance for bad debts
     We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.
     Goodwill and other intangibles
     The reported amounts of goodwill for each reporting unit and intangible assets are reviewed for impairment at least annually and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill or intangible asset impairment in fiscal 2007, 2006 or 2005. During the fourth quarter of 2007, we reorganized our operations resulting in an increase in the number of operating segments as well as the number of reporting units for goodwill impairment testing purposes. As a result of the reorganized operating segments, certain goodwill associated with one of our previous reporting units was allocated among several new reporting units. As such, we performed a goodwill impairment analysis after revising our reporting units which also resulted in no goodwill impairment. See Note 10 for further discussion of our reportable operating segments and related goodwill.
     Intangibles assets not subject to amortization totaled $10 million at December 31, 2007 and 2006, and are included in “Other assets” on the consolidated balance sheets.
     Patents and other intangibles totaled $39 million at December 31, 2007 and 2006, and are included in “Other assets” on the consolidated balance sheets. Patents and other intangibles are amortized over their estimated useful lives of up to 15 years. Related accumulated amortization was $34 million and $31 million at December 31, 2007 and 2006, respectively. Patent and other intangible amortization expense was $3 million for the years ended December 31, 2007, 2006 and 2005. Amortization expense is estimated to be approximately $2 million for each of the years 2008 and 2009, and $1 million for 2010.
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
     Income taxes
     For the period prior to the separation from Halliburton, income tax expense for KBR was calculated on a pro rata basis. Under this method, income tax expense was determined based on KBR operations and its contributions to income tax expense of the Halliburton consolidated group. For the period post separation from Halliburton, income tax expense is calculated solely on KBR’s standalone operations.

     KBR was included in the consolidated U.S. federal income tax return of Halliburton up through the date of separation. Additionally, KBR’s U.K.-based subsidiaries and divisions were members of a U.K. tax group, which allowed the sharing of tax losses and other tax attributes among the KBR and Halliburton U.K.-based affiliates, up through the date of separation. As part of the separation, KBR and Halliburton entered into a tax sharing agreement, which generally provides that KBR will indemnify Halliburton for any additional taxes attributable to KBR’s business for periods prior to the separation.
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
     Derivative instruments
     At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not accounted for as hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” are adjusted to fair value and such changes are reflected through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
     The ineffective portion of a derivative’s change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of income.
     Concentration of credit risk
     Revenue from the United States government, which was derived almost entirely from our G&I business unit, totaled $5.4 billion, or 62% of consolidated revenue, in 2007, $5.8 billion, or 66% of consolidated revenue, in 2006, and $6.6 billion, or 71% of consolidated revenue, in 2005. No other customers represented 10% or more of consolidated revenues in any of the periods presented.
     Our receivables are generally not collateralized. At December 31, 2007, 64% of our total receivables were related to our United States government contracts. At December 31, 2006, 62% of our total receivables were related to our United States government contracts, primarily for projects in the Middle East.
     Minority Interest
     Minority interest in consolidated subsidiaries in our consolidated balance sheets principally represents minority shareholders’ proportionate share of the equity in our consolidated subsidiaries. Minority interest in consolidated subsidiaries is adjusted each period to reflect the minority shareholders’ allocation of income, or the absorption of losses by minority shareholders on certain majority-owned, controlled investments where the minority shareholders are obligated to fund the balance of their share of these losses.
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

     Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment (“SFAS No. 123(R)”), using the modified prospective application. Accordingly, compensation expense is recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006 based on their fair values. Compensation cost for the unvested portion of awards that were outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for Halliburton’s ESPP was being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards.
     Total stock-based compensation expense, net of related tax effects, was $7 million in 2007, $11 million in 2006 and $8 million in 2005. Total income tax benefit recognized in net income for stock-based compensation arrangements was $4 million in 2007, $6 million in 2006, and $5 million in 2005. Incremental compensation cost resulting from modifications of previously granted stock-based awards which allowed certain employees to retain their awards after leaving the company, was less than $1 million in 2007, $6 million in 2006 and $8 million in 2005. In 2007, we also recognized less than $1 million in incremental compensation cost from modifications of previously granted stock-awards due to the conversion of Halliburton stock options and restricted stock awards granted to KBR employees to KBR awards of stock options and restricted stock, after our separation from Halliburton on April 5, 2007. Effective upon our complete separation from Halliburton, the Halliburton ESPP plan was terminated to KBR employees. No shares were purchased by KBR employees in 2007 under the Halliburton ESPP plan and therefore, no stock-based compensation expense was recorded in 2007. Halliburton shares previously purchased under the ESPP plan remained Halliburton common stock and did not convert to KBR common stock at the date of separation. See Note 2 Separation from Halliburton.
     SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For 2007, excess tax benefits realized from the exercise of stock-based compensation awards was $6 million. The exercise of stock-based compensation awards resulted in a tax benefit to us of $6 million, which has been recognized as paid-in capital in excess of par.
     Previously under APB No. 25, “Accounting for Stock Issued to Employees,” no compensation expense was recognized for unvested stock options where the grant price was equal to market price on the date of grant and the vesting provisions were based only on the passage of time. The following table summarizes the pro forma effect on net income and income per share for 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

December 31,
Millions of dollars	2005
Net income, as reported	$240
Add: Total stock-based compensation expense included in net income, net of related tax effects	8
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(15)

Net income, pro forma	$233

Basic and diluted income per share:
As reported	$1.76
Pro forma	$1.71

Stock Options
     There were no Halliburton stock options granted to our employees in 2006 or 2007. For Halliburton stock options granted in 2005, the fair value of options at the date of grant was estimated using the Black-Scholes Merton option pricing model. The expected volatility of Halliburton stock options granted to our employees in 2005 is based upon the historical volatility of Halliburton’s common stock.
     For KBR stock options granted in 2006, the fair value of options at the date of grant was estimated using the Black-Scholes Merton option pricing model. No KBR stock options were granted in 2007. The expected volatility of KBR options granted in 2006 is based upon a blended rate that uses the historical and implied volatility of common stock for selected peers. The expected term of Halliburton stock options in 2005 is based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. The expected term of KBR options granted in 2006 is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. The assumptions and resulting fair values of options granted were as follows:

	Years ended December 31
	2007	2006	2005

Halliburton Options

Expected term (in years)	N/A	N/A	5.00
Expected volatility	N/A	N/A	51%
Expected dividend yield	N/A	N/A	0.8%
Risk-free interest rate	N/A	N/A	4.3%
Weighted average grant-date fair value per share	N/A	N/A	$9.97

KBR Options

Expected term (in years)	N/A	6.00	N/A
Expected volatility	N/A	35%	N/A
Expected dividend yield	N/A	0%	N/A
Risk-free interest rate	N/A	4.6%	N/A
Weighted average grant-date fair value per share	N/A	$9.34	N/A
Conversion of shares from Halliburton common stock awards to KBR common stock awards
     Upon our separation from Halliburton, our Transitional Stock Adjustment Plan provided for the conversion of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan to stock options and restricted stock awards covering KBR common stock. On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards. See Note 17 for information regarding stock incentive plans.
     In accordance with SFAS 123(R), in the event of an option modification, the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award, and both awards are remeasured based on the share price and other pertinent factors at the modification date. The fair value of each option was estimated based on the date of grant using the Black-Scholes Merton option pricing model. The following assumptions were used in estimating the fair value of the Halliburton stock options exchanged for KBR stock options for KBR employees at the date of modification:

Halliburton Options

Expected term (in years)	0.25 — 4.5
Expected volatility range	21.06 — 30.63%
Expected dividend yield	0.96%
Risk-free interest rate	4.5 — 5.07%

KBR Options

Expected term (in years)	0.25 — 5.5
Expected volatility range	29.03 — 37.43%
Expected dividend yield	0.00%
Risk-free interest rate	4.5 — 5.07%

     The expected term of Halliburton options is based on the historical exercise data of Halliburton and KBR employees and the various original grant dates. Volatility is based on the historical and implied volatility of Halliburton common stock. Expected dividend yield is based on cash dividends paid by Halliburton in 2006 divided by the closing share price at December 31, 2006. The expected term of KBR options is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. Volatility for KBR options is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. The risk-free interest rate applied to both Halliburton and KBR options is based on the U.S. Treasury yield curve in effect at the date of modification.
     The conversion ratio for restricted stock was calculated under the Transitional Stock Adjustment Plan (refer to Note 17) and was based on comparative KBR and Halliburton share prices. The conversion ratio was based upon the volume weighted average stock price of KBR and Halliburton shares for a three-day average.
Halliburton ESPP Plan
     The fair value of Halliburton’s ESPP shares for 2006 and 2005 was estimated using the Black-Scholes Merton option pricing model. The expected volatility is a one-year historical volatility of Halliburton common stock. The assumptions and resulting fair values of options granted were as follows:

	Offering Period July 1 to
	December 31
	2007	2006	2005
Expected term (in years)	N/A	0.5	0.5
Expected volatility	N/A	37.77%	30.46%
Expected dividend yield	N/A	0.80%	0.73%
Risk-free interest rate	N/A	5.29%	3.89%
Weighted average grant-date fair value per share	N/A	$9.32	$5.50

	Offering Period January 1 to
	June 30
	2007	2006	2005
Expected term (in years)	N/A	0.5	0.5
Expected volatility	N/A	35.65%	26.93%
Expected dividend yield	N/A	0.75%	1.16%
Risk-free interest rate	N/A	4.38%	3.15%
Weighted average grant-date fair value per share	N/A	$7.91	$4.15
Performance Award Units
     In 2007 we granted 24,549,000 performance based award units (“Performance Awards”) with a performance period from July 1, 2007 to December 31, 2009. Performance is based 50% on Total Shareholder Return (“TSR”), as compared to our peer group and 50% on KBR’s Return on Capital (“ROC”). The performance award units may only be paid in cash. In accordance with the provisions of SFAS No. 123(R), the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The ROC calculation is based on the company’s weighted average net income from continuing operations plus (interest expense x (1-effective tax rate)), divided by average monthly capital from continuing operations. The ROC portion of the Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period.
     Cost for the Performance Awards is accrued over the requisite service period. At December 31, 2007 we recognized $5 million in expense for the Performance Awards. The expense associated with these options is included in cost of services and general and administrative expense in our consolidated statements of income. The liability awards are included in Employee compensation and benefits on the consolidated balance sheet at December 31, 2007. See Note 17 for further detail on stock incentive plans.

Note 4. Income per Share
     Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued, using the treasury stock method. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

Millions of Shares	2007	2006	2005
Basic weighted average common shares outstanding	168	140	136
Dilutive effect of:
Stock options and restricted shares	1	—	—

Diluted weighted average common shares outstanding	169	140	136

     No adjustments to net income were made in calculating diluted earnings per share for the fiscal years 2007, 2006 and 2005.
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

     When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. The amounts of unapproved claims and change orders recorded as “Unbilled work on uncompleted contracts” or “Other assets” for each period are as follows:

	Years ended December 31
Millions of dollars	2007	2006	2005

Probable unapproved claims	$178	$178	$175
Probable unapproved change orders	4	54	5
Probable unapproved claims related to unconsolidated subsidiaries	36	78	92
Probable unapproved change orders related to unconsolidated subsidiaries	15	3	5
     As of December 31, 2007, the probable unapproved claims, including those from unconsolidated subsidiaries, related to five contracts, most of which are complete or substantially complete. See Note 13 for a discussion of U.S. government contract claims, which are not included in the table above.
     We have contracts with probable unapproved claims that will likely not be settled within one year totaling $178 million, $175 million and $172 million at December 31, 2007, 2006 and 2005, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the consolidated balance sheets.
Note 6. PEMEX
     In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico. The three contracts are known as EPC 1, EPC 22 and EPC 28, respectively. All three projects encountered significant schedule delays and increased costs due to problems with design work that was the contractual responsibility of PEMEX, late delivery and defects in equipment provided by PEMEX, increases in scope and other changes made by PEMEX. We completed work on EPC 28 and EPC 22 in August 2002 and March 2004 respectively. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production and prior to our completion of our scope of work pursuant to the contract.
     In accordance with the terms of each of the contracts, we filed for arbitration with the International Chamber of Commerce (ICC) in 2004 and 2005 claiming recovery of damages of $323 million, $215 million and $142 million for EPC 1, 22 and 28, respectively. PEMEX subsequently filed counterclaims totaling $157 million, $42 million and $2 million for EPC 1, 22 and 28, respectively.
     The arbitration hearings for EPC 28 and EPC 1 were held in June 2006 and November 2007, respectively. We estimate that the EPC 1 award will be made in the fourth quarter of 2008. In January 2008, we received payment from PEMEX related to the EPC 22 arbitration award of the ICC panel which was sufficient for recovery of our investment in the note receivable for this contract, as well as $4 million in interest income. Also, we received notice in February 2008, that the ICC approved the arbitration panel’s decision to award in favor of KBR on the EPC 28 arbitration. While we are awaiting an official translation of the award, we understand that the net award in our favor exceeds $70 million plus accrued interest since 2002 which exceeds the book value of our claim of $61 million.
     The amounts of probable claims receivable and previously approved items represent costs that we incurred that as of December 31, 2007 are at least three years old. We have not made any significant adjustments to the recorded amount of probable claims and previously approved items during the years 2005, 2006 or 2007. We recorded legal expenses of $11 million, $8 million and $6 million for the years ended December 31, 2005, 2006, and 2007, respectively, related to these matters.
     We believe that the counterclaims referred to above filed by PEMEX are without merit and have concluded there is no reasonable possibility that a loss has been incurred. No amounts have been accrued for these counterclaims at December 31, 2007.

Note 7. Escravos Project
     In connection with our review of a consolidated 50%-owned GTL project in Escravos, Nigeria, during the second quarter of 2006, we identified increases in the overall cost to complete this four-plus year project, which resulted in our recording a $148 million charge before minority interest and taxes during the second quarter of 2006. These cost increases were caused primarily by schedule delays related to civil unrest and security on the Escravos River, changes in the scope of the overall project, engineering and construction changes due to necessary front-end engineering design changes and increases in procurement cost due to project delays. The increased costs were identified as a result of our first check estimate process.
     In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of change orders. We also recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services we provided to the Escravos joint venture. These services were in excess of the contractual limit to total engineering costs each partner can bill to the joint venture.
     During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. The effect of the modifications resulted in a $3 million increase to operating income in the second quarter of 2007. In addition, minority interest shareholders’ absorption of losses increased by $15 million resulting in an increase to net income of $12 million in the second quarter of 2007. Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, as defined, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved. As of December 31, 2007, our Advanced billings on uncompleted contracts related to this project was $236 million.
Note 8. Barracuda-Caratinga Project
     In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We recorded losses on the project of $19 million and $8 million for 2006 and 2005, respectively. No losses were recorded on the project in 2007. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. We funded approximately $3 million in cash shortfalls during 2007.
     In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminated any further risk of liquidated damages being assessed. In November 2007, we executed a settlement agreement with the project owner to settle all outstanding project issues except for the bolts arbitration discussed below. The agreement resulted in the project owner assuming substantially all remaining work on the project and the release of us from any further warranty obligations. The settlement agreement did not have a material impact to our results of operations or financial position.
     At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. We expect to have a preliminary hearing on legal and factual issues relating to liability with the arbitration panel in April 2008. The actual arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR has incurred legal fees and related expenses of $4 million, $1 million and $0 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to this matter.

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
Note 9. Dispositions
     Devonport Management Limited. On June 28, 2007, we consummated the sale of our 51% ownership interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs, resulting in a gain of approximately $101 million, net of tax of $115 million. Our DML operations were part of our G&I business unit. See Note 25 (Discontinued Operations).
     Production Services. In May 2006, we completed the sale of our Production Services group, which was part of our Services business unit. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million, net of post-closing adjustments. See Note 25 (Discontinued Operations).
     Dulles Greenway Toll Road. As part of our infrastructure projects, we occasionally take an ownership interest in the constructed asset, with a view toward monetization of that ownership interest after the asset has been operating for some period and increases in value. In September 2005, we sold our 13% interest in a joint venture that owned the Dulles Greenway toll road in Virginia. We received $85 million in cash from the sale. In addition, prior to the sale of our investment in Dulles Greenway Toll Road, we received a distribution and recorded a corresponding gain of $11 million in 2005. Because of unfavorable early projections of traffic to support the toll road after it had opened, we wrote down our investment in the toll road in 1996. At the time of the sale, our investment had a net book value of zero, and therefore, we recorded the entire $85 million of cash proceeds to operating income in our Ventures business unit.
Note 10. Business Segment Information
     We provide a wide range of services, but the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations.
     During the third quarter of 2007, we announced the reorganization of our operations into six business units as a result of a change in operational and market strategies in order to maximize KBR’s resources for future opportunities. Each business unit has its own leader who reports to our chief executive officer (“CEO”) who is also our chief operating decision maker. During the fourth quarter of 2007, we completed the reorganization of our monthly financial and operating information provided to our chief operating decision maker and accordingly, we have redefined our reportable segments consistent with the financial information that our chief operating decision maker reviews to evaluate operating performance and make resource allocation decisions. Our reportable segments are Government and Infrastructure, Upstream and Services. Our segment information has been prepared in accordance SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” and all prior period amounts have been restated to conform to the current presentation.
     We have reorganized our internal reporting structure based on similar products and services. The following is a description of our three reportable segments:
     Government and Infrastructure. Our G&I reportable segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction, management, engineering, and other services to military and civilian branches of governments and private clients worldwide.
     Upstream. Our Upstream reportable segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes LNG and GTL gas monetization facilities, refineries, petrochemical plants, onshore and offshore oil and gas production facilities (including platforms, floating production and subsea facilities), onshore and offshore pipelines. We provide a complete range of EPC-CS services, as well as program and project management, consulting and technology services.
     Services. Our Services reportable segment provides construction and industrial services built on the legacy established by the founders Brown & Root almost 100 years ago. Our construction services include major project construction, construction management and module and pipe fabrication services. Our industrial services include routine maintenance small capital and turnaround services as well as the full range of high value services including startup commissioning , procurement support, facility services, supply chain solutions, and electrical and instrumentation solutions. We also provide offshore maintenance and construction services to oil and gas facilities using semisubmersible vessels in the Bay of Campeche through a jointly held venture. Our services are delivered to customers in variety of industries including the petrochemical, refining, pulp and paper, and energy industries.
     Certain of our operating segments do not individually meet the quantitative thresholds as a reportable segment nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Downstream, Technology, and Ventures operating segments as well as corporate expenses not included in the operating segments’ results.
     Our reportable segments follow the same accounting policies as those described in Note 3 (Significant Accounting Policies). Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue and operating income of the applicable segment.
     The tables below present information on our business segments.
     Operations by Business Segment

	Years ended December 31
Millions of dollars	2007	2006	2005
Revenue:
Government and Infrastructure	$6,093	$6,506	$7,299
Upstream	1,887	1,700	1,145
Services	322	314	280
Other	443	285	567

Total	$8,745	$8,805	$9,291

Operating segment income (loss):
Government and Infrastructure	$279	$327	$282
Upstream	188	40	100
Services	56	45	38
Other	17	(35)	122

Operating segment income (a)	540	377	542
Unallocated amounts:
Labor cost absorption (b)	(20)	1	1
Corporate general and administrative	(226)	(226)	(158)

Total	$294	$152	$385

Capital Expenditures:
Government and Infrastructure	$3	$9	$8
Upstream	4	4	2
Services	—	1	1
Other	—	—	—
General corporate	29	33	40

Total (c)	$36	$47	$51

Equity in earnings (losses) of unconsolidated affiliates, net:
Government and Infrastructure	$47	$21	$(8)
Upstream	49	59	(43)
Services	18	13	—
Other	(11)	(86)	(9)

Total	$103	$7	$(60)

Depreciation and amortization:
Government and Infrastructure	$3	$3	$5
Upstream	1	—	—
Services	1	1	2
Other	2	3	2
General corporate (d)	24	22	20

Total (e)	$31	$29	$29

	Years ended December 31
Millions of dollars	2007	2006	2005
Restructuring charge (Note 22):
Government and Infrastructure	$5	$1	$—
Upstream	—	1	1
Services	—	—	—
General corporate	—	3	—

Total	$5	$5	$1

(a)	Operating segment performance is evaluated by our chief operating decision maker using operating segment income which is defined as operating segment revenue less the cost of services and segment overhead directly attributable to the operating segment. Operating segment income excludes certain cost of services and general and administrative expenses directly attributable to the operating segment that is managed and reported at the corporate level, and corporate general and administrative expenses. We believe this is the most accurate measure of the ongoing profitability of our operating segments.

(b)	Labor cost absorption represents costs incurred by our central service labor and resource groups (above) or under the amounts charged to the operating segments.

(c)	Capital expenditures does not include capital expenditures for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Capital expenditures for DML was $7 million, $10 million and $25 million for the year ended December 31, 2007, 2006 and 2005, respectively.

(d)	Depreciation and amortization associated with corporate assets is allocated to our six operating segments for determining operating income or loss.

(e)	These amounts do not include depreciation and amortization expense for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Depreciation and amortization expense for DML was $10 million, $18 million and $27 million for the year ended December 31, 2007, 2006 and 2005, respectively.
     Within KBR, not all assets are associated with specific segments. Those assets specific to segments include receivables, inventories, certain identified property, plant and equipment and equity in and advances to related companies, and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the segments and are therefore reported as General corporate assets.
     Balance Sheet Information by Operating Segment

	December 31
Millions of dollars	2007	2006
Total assets:
Government and Infrastructure	$2,347	$2,227
Upstream	1,888	1,700
Services	148	87
Other	819	786
Assets related to discontinued operations	1	614

Total assets	$5,203	$5,414

Equity in/advances to related companies:
Government and Infrastructure	$21	$(19)
Upstream	158	190
Services	46	50
Other	69	75

Total	$294	$296

	December 31
Millions of dollars	2007	2006
Goodwill:
Government and Infrastructure	$23	$23
Upstream	159	159
Services	23	23
Other	46	46

Total	$251	$251

     Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.
     Selected Geographic Information

	Years ended December 31
Millions of dollars	2007	2006	2005

Revenue:
United States	$961	$1,351	$1,273
Iraq	4,329	4,331	5,116
Kuwait	11	217	320
United Kingdom	316	302	287
Other Countries	3,128	2,604	2,295

Total	$8,745	$8,805	$9,291

	December 31
	2007	2006
Long-Lived Assets:
United States	$114	$112
United Kingdom	48	42
Other Countries	58	57

Total	$220	$211

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
     Property, plant and equipment are composed of the following:

	Estimated Useful	December 31
Millions of dollars	Lives in Years	2007	2006
Land	N/A	$28	$28
Buildings and property improvements	5-44	180	169
Machinery, equipment and other	3-20	239	219

Total		447	416
Less accumulated depreciation		(227)	(205)

Net property, plant and equipment		$220	$211

Note 12. Debt
     Effective December 16, 2005, we entered into an unsecured $850 million five year revolving credit facility (“Revolving Credit Facility”) with Citibank, N.A., as agent, and a group of banks and institutional lenders. This facility, which extends through December 2010, serves to assist in providing our working capital and letters of credit to support our operations. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin. The applicable margin will vary based on our utilization spread. We are also charged an issuance fee for the issuance of letters of credit, a per annum charge for outstanding letters of credit and a per annum commitment fee for any unused portion of the credit line. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make. Furthermore, we are limited in the amount of additional letters of credit and other debt we can incur outside of the Revolving Credit Facility. Also, under the current provisions of the Revolving Credit Facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or us, directly or indirectly acquire 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, the borrower under the Revolving Credit Facility and a wholly owned subsidiary of KBR. The Revolving Credit Facility requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At December 31, 2007 and December 31, 2006, we were in compliance with these ratios and other covenants. As of December 31, 2007 and December 31, 2006, there were zero borrowings and $508 million and $55 million, respectively, in letters of credit issued and outstanding under this facility.
     On January 17, 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility effective as of January 11, 2008, (the “Amendment”). The Amendment (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million.
     In June 2007, our 55%-owned consolidated subsidiary, M.W. Kellogg Limited, entered into a credit facility with Barclays Bank totaling £15 million. This facility replaces a previous facility with Barclays Bank. This facility, which is non-recourse to us, is primarily used for bonding, guarantee, and other purposes. At December 31, 2007, $20 million of bank guarantees were outstanding under the facility.
Note 13. United States Government Contract Work
     We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP and U.S. Army Europe (“USAREUR”).
     Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations, and cash flow.
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
     Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they would begin making further adjustments equal to 6% of prior and current subcontractor costs unless we provided timely information sufficient to show that such action was not necessary to protect the government’s interest.
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
     If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. We will continue to work with the Army to resolve this issue. In October 2007, we filed a claim to recover the amounts withheld. At this time, the likelihood that a loss related to this matter has been incurred is remote. As of December 31, 2007, we had not adjusted our revenues or accrued any amounts related to this matter.
     Dining Facility Support Services. In April 2007, DCAA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our Logcap III contract in Iraq, over-billed for the cost related to the use of power generators. Payments of $13 million have been withheld from us. We disagree with the position taken by the DCAA and we are working to resolve this issue. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.
     Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. Approximately $30 million continues to be withheld from us as of December 31, 2007, of which $17 million was withheld by us from our subcontractor. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that the loss is in excess of the amount accrued is remote.
     Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCAA that our costs are reasonable. In the fourth quarter of 2007, the DCAA suspended $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. Subsequently, the DCAA suspended an additional $42 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We are working with our customer and the DCAA to resolve the issue. As of December 31, 2007, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.
     Kosovo fuel. In April 2007, the Department of Justice (“DOJ”) issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves. Neither our client nor the DCAA has indicated any intent to withhold payments from us relating to this matter. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.
     Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretation through Federal Acquisition Regulations and the Comptroller General. As of December 31, 2007, we have accrued an estimate of the amount related to these non-compliant flights with a corresponding reduction to revenue. At this time, the likelihood that additional loss in excess of the amount accrued is remote. We will continue to work with our customer to resolve this matter.
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
     Investigations relating to Iraq, Kuwait and Afghanistan
     In the first quarter of 2005, the DOJ issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. We provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.
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
     We have identified and reported to the US Departments of State and Commerce numerous exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan that possibly were not in accordance with the terms of our export license or applicable regulations. However, we believe that the facts and circumstances leading to our conclusion of possible non-

compliance are unique and potentially mitigate any possible fines and penalties because the exported items are the property of the U.S. government and are used or consumed in connection with services rendered to the U.S. government. In addition, we have responded to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. We continue to comply with the requests to provide information under the subpoena. Whereas it is reasonably possible that we may be subject to fines and penalties for possible acts that are not in compliance with our export license or regulations, at this time it is not possible to estimate an amount of loss or range of losses that may have been incurred. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. We are in ongoing communications with the appropriate authorities with respect to these matters.
     Claims
     We had unapproved claims for U.S. government contracts totaling $82 million, $36 million and $57 million at December 31, 2007, 2006 and 2005, respectively. The unapproved claims outstanding at December 31, 2007, 2006 and 2005 are considered to be probable of collection and have been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed.
     In addition, as of December 31, 2007 and 2006, we had incurred approximately $156 million and $159 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter. We anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.
     DCMA system reviews
     Report on estimating system. In December 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We have addressed the issues raised by the DCMA. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we updated our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation. We continue to address new issues as they are raised by the DCAA.
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
     Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter 2006, the DCAA finalized its report and submitted it to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting. We have prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. KBR’s accounting system is currently deemed acceptable for accumulating costs incurred under US Government contracts.
     SIGIR Report
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
     McBride Qui Tam suit
     In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. All employment claims were sent to arbitration under the Company’s dispute resolution program. We believe the relator’s claim is without merit and believe the likelihood that a loss has been incurred is remote. As of December 31, 2007, no amounts have been accrued.
     Wilson and Warren Qui Tam suit
     During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgement in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. We believe the relators’ claims are without merit and believe the likelihood that a loss has been incurred is remote. As of December 31, 2007, no amounts have been accrued.
     Godfrey Qui Tam suit
     In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract. As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations. In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit. In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims. We have filed motions to dismiss and to compel arbitration on which the court has not yet ruled. Although discovery is just beginning, it is our intention to vigorously defend this claim. This matter is in the early stages of the legal process and therefore, we are unable to determine the likely outcome at this time. No amounts have been accrued because we cannot determine any reasonable estimate of loss that may have been incurred, if any.
Note 14. Other Commitments and Contingencies
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
     The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information which has been furnished regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, Halliburton, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that Halliburton, for itself and all of its subsidiaries, enter into a tolling agreement on behalf of Halliburton and KBR with respect to its investigation. In October of 2007, after our separation from Halliburton, the SEC repeated its request for Halliburton and us to each enter into a tolling agreement. In accordance with the master separation agreement, KBR has requested approval from Halliburton to enter into the tolling agreement. In October of 2007, after our separation from Halliburton, the SEC and DOJ repeated their request for Halliburton and us to each enter into a tolling agreement. In accordance with the master separation agreement, KBR has requested approval from Halliburton to enter into the appropriate tolling agreements.
     In 2007, we and Halliburton each received a grand jury subpoena from the DOJ and subpoenas from the SEC related to the Bonny Island project asking for additional information on the immigration service providers used by TSKJ. We have provided the requested documents to the DOJ and SEC and will continue to provide Halliburton with the requested information in accordance with the master separation agreement.
     TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at December 31, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root, one of our subsidiaries.
     The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton and KBR have been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. The Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project and recently made contact with KBR to request limited information. Under the master separation agreement, Halliburton will continue to oversee and direct the investigations.
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
     As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities involve current or former employees or persons who were or are consultants to us, and the investigation is continuing.
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
     A person or entity found in violation of the FCPA could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2007, we had revenue of approximately $5.4 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2007, we had revenue of approximately $224 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.
     These investigations could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, our compliance procedures or having a monitor required or agreed to be appointed at our cost as part of the disposition of the investigations have resulted in a more limited use of agents on large-scale international projects than in the past and put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of these investigations could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.
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
     Under the terms of the master separation agreement entered into in connection with the Offering, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.
     Because of the uncertain ultimate resolution of these matters, as of December 31, 2007, we are unable to estimate a range of possible loss related to these matters.
     Halliburton incurred approximately $14 million and $9 million for the years ended December 31, 2006 and 2005, respectively, for expenses relating to the FCPA and bidding practices investigations. Halliburton incurred $1 million as such costs for the quarter ended March 31, 2007. We do not know the amount of costs incurred by Halliburton following our separation from Halliburton on April 5, 2007. Halliburton did not charge any of these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us. Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton will continue to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations. We will bear costs associated with monitoring the continuing investigations as directed by Halliburton which include our own separate legal counsel and advisors. For the year ended December 31, 2007, we incurred approximately $1 million in expenses related to monitoring these investigations.
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
     The results of these investigations may have a material adverse effect on our business and results of operations. As of December 31, 2007, we are unable to estimate a range of possible loss related to these matters.

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
     Iraq overtime litigation
     During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third party beneficiaries of the LogCAP contract and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. In the fourth quarter of 2007, the class action lawsuit was withdrawn by the plaintiffs.
     Tax law changes
     On October 1, 2007, Mexico enacted a new tax law. The new tax law introduces a flat tax, which replaces Mexico’s asset tax and requires Mexican taxpayers to pay the greater of its flat tax or regular corporation income tax liability. Currently, we do not believe that the expected arbitration awards will be subject to the flat tax. However, in the event the flat tax is later determined to be applicable to the arbitration awards, we believe that the flat tax should not have a material impact on our financial statements after considering the flat tax will be a creditable tax for U.S foreign tax credit purposes. We are continuing to evaluate the impact that the new tax law in Mexico will have on our financial position, results of operations, and cash flows.
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
     In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. During 2007, we increased our accrual from approximately $4 million to $7 million for the estimated assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million.

     Letters of credit
     In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of December 31, 2007, we had approximately $1 billion in letters of credit and financial guarantees outstanding, of which, $508 million were issued under our Revolving Credit Facility. Approximately $545 million of these letters of credit were issued under various facilities and are irrevocably and unconditionally guaranteed by Halliburton. Of the total outstanding, approximately $505 million relate to our joint venture operations, including $214 million issued in connection with our Allenby & Connaught project. The remaining $495 million of outstanding letters of credit relate to various other projects. At December 31, 2007, $605 million of the $1 billion outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization. Approximately $381 million of the $605 million relates to letters of credit issued under our Revolving Credit Facility which have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturity date, of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.
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
     Other commitments
     As of December 31, 2007, we had commitments to provide funds of $121 million to related companies, including $113 million to our privately financed projects. As of December 31, 2006, these commitments were approximately $156 million, including $119 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. At December 31, 2007, approximately $21 million of the $121 million commitments are current. In addition, we continue to fund operating cash shortfalls on the Barracuda-Caratinga project and are obligated to fund total shortage over the remaining life of the project. The remaining estimated project cost was $3 million at December 31, 2007.
     Liquidated damages
     Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $28 million and $38 million at December 31, 2007 and 2006, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

     Leases
     We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $158 million, $178 million and $380 million in 2007, 2006 and 2005, respectively.
     Future total rentals on noncancelable operating leases are as follows: $49 million in 2008; $49 million in 2009; $48 million in 2010; $44 million in 2011; $34 million in 2012; and $131 million thereafter.
Note 15. Income Taxes
     The components of the provision for income taxes on continuing operations were:

	Years ended December 31
Millions of dollars	2007	2006	2005
Current income taxes:
Federal	$(101)	$(56)	$(118)
Foreign	(58)	(54)	(31)
State	(6)	(2)	(8)

Total current	(165)	(112)	(157)

Deferred income taxes:
Federal	30	27	22
Foreign	(6)	(8)	(24)
State	3	(1)	(1)

Total deferred	27	18	(3)

Provision for income taxes	$(138)	$(94)	$(160)

     Prior to the separation from Halliburton, income tax expense for KBR, Inc. was calculated on a pro rata basis. Under this method, income tax expense was determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group. For the period post separation from Halliburton, income tax expense is calculated on a stand alone basis. Payments made to or received from Halliburton to settle tax assets and liabilities are classified as contributions to capital in the accompanying financial statements.
     As noted above, we have calculated income tax expense based on a pro rata method up through the date of separation. A second method which is available for determining tax expense is the separate return method. Under the separate return method, KBR income tax expense is calculated as if we had filed tax returns for its own operations, excluding other Halliburton operations. If we had calculated income tax expense from continuing operations using the separate return method as of January 1, 2006, the income tax expense from continuing operations recorded in 2006 would have been $73 million resulting in an effective tax rate of 57% under the separate return method. The income tax expense from discontinued operations recorded in 2006 would have been $80 million resulting in an effective tax rate of 35% under the separate return method.
     The United States and foreign components of income from continuing operations before income taxes and minority interest were as follows:

	Years ended December 31
Millions of dollars	2007	2006	2005
United States	$(42)	$59	$294
Foreign	384	69	70

Total	$342	$128	$364

     The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

	Years ended December 31
	2007	2006	2005
United States Statutory Rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	7.3	(15.0)	3.2
Non-deductible loss	—	15.8	—
State income taxes	1.0	1.0	1.5
Prior year foreign taxes	(1.3)	16.2	(1.9)
Prior year federal & state taxes	—	13.8	1.4
Valuation allowance	(2.3)	(1.8)	1.0
Foreign tax credit displacement	—	8.3	5.2
Other	0.5	(0.1)	(1.5)

Total effective tax rate on continuing operations	40.2%	73.2%	43.9%

     We generally do not provide U.S. income taxes on the undistributed earnings of non-United States subsidiaries except for certain entities in Mexico that are parties to the PEMEX arbitration and certain joint ventures in Yemen, Egypt, Nigeria and Indonesia. Taxes are provided as necessary with respect to earnings that are not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. The American Job Creations Act of 2004 introduced a special dividends received deduction with respect to the repatriation of certain foreign earnings to a United States taxpayer under certain circumstances. Based on its analysis of the Act, the Halliburton U.S. consolidated group decided not to utilize the special deduction. KBR’s tax calculation reflects this position.
     The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31
Millions of dollars	2007	2006
Gross deferred tax assets:
Depreciation and amortization	$14	$10
Employee compensation and benefits	76	119
Foreign tax credit carryforward	—	67
Construction contract accounting	118	92
Loss carryforwards	94	77
Insurance accruals	18	15
Allowance for bad debt	7	14
Accrued liabilities	17	21

Total	$344	$415

Gross deferred tax liabilities:
Construction contract accounting	$(68)	$(58)
All other	(1)	—

Total	$(69)	$(58)

Valuation Allowances:
Foreign tax credit carryforward	$—	$(67)
Loss carryforwards	(33)	(43)

Total	$(33)	$(110)

Net deferred income tax asset	$242	$247

     At December 31, 2007, we had $251 million of net operating loss carryforwards that expire from 2007 through 2017 and loss carryforwards of $91 million with indefinite expiration dates.

     Foreign tax credit carryforwards recorded in the financial statements reflect the credits actually generated by KBR operations, reduced for the amount considered utilized pursuant to the tax sharing agreement. Upon KBR’s separation from the Halliburton U.S. consolidated group in 2007, the amount of foreign tax credit carryforward allocated to KBR will be determined by operation of U.S. tax law. The amount of such carryforward allocated to KBR is not expected to be significant. However, upon completion of the final Halliburton U.S. consolidated tax return in which KBR is included, certain foreign tax credits could be identified as allocable to KBR. At such time, the resulting benefit from these foreign tax credits will be recognized on KBR’s books. Prior to December 31, 2007, we had established a valuation allowance for certain foreign tax credit carryforwards on the basis that we believed these assets would not be utilized in the statutory carryover period. These foreign tax credit carryovers of $67 million have been derecognized as we do not expect them to be available to KBR at the separation date from Halliburton. Consequently, the related valuation allowance of $67 million has been reversed as well.
     KBR is subject to a tax sharing agreement primarily covering periods prior to the separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements related to its business activity for periods prior to its separation from Halliburton. As a result, KBR recorded a charge to equity of $17 as of December 31, 2007, a charge to equity of $1 million in 2006, and a credit to equity of $22 million in 2005. As of December 31, 2007, KBR has recorded an $11 million payable to Halliburton for tax related items under the tax sharing agreement. As of December 31, 2006, the amount recorded was $94 million due to Halliburton under the tax sharing agreement.
     KBR is the parent of a group of our domestic companies which are in the U.S. consolidated federal income tax return of Halliburton through April 5, 2007, the date of our separation from Halliburton. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2003, or for non-U.S. income tax for years before 1998.
     Effective January 1, 2007, KBR adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits and an increase of approximately $10 million for accrued interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at January 1, 2007	$61
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	3
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(1)
Settlements	—
Reductions related to a lapse of statute of limitations	—

Balance at December 31, 2007	$63

     As of January 1, 2007 and December 31, 2007, KBR estimates that $24 million in unrecognized tax benefits, if recognized, would affect the effective tax rate.
     KBR recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of December 31, 2007, we had accrued approximately $14 million in interest and penalties. During the year ended December 31, 2007, we recognized approximately $1 million in interest and penalties charges related to unrecognized tax benefits.
     As of December 31, 2007, the unrecognized tax benefits and accrued interest and penalties were not expected to be settled within one year and therefore were classified in noncurrent income tax payable.
     As of January 1, 2007, we believed that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of December 31, 2007, no material changes have occurred in our estimates or expected events except for an Algeria tax assessment for the years 2003 through 2005. The audit exposure relates to the In Salah and In Amenas gas monetization projects, for which KBR has a 50% joint venture interest. The current audit assessment is based, in large part, on what we believe is an erroneous interpretation of the tax law. We will appeal the tax assessment, and we believe, the final amount determined to be owed will be substantially less than the amount that has been assessed. Nevertheless, there is no certainty that KBR will sustain its position on appeal. If the government prevails, there would be a substantial charge to the joint venture. KBR has recorded the amount that it believes the joint venture will have to pay to settle this tax audit. We will continue to evaluate the tax situation in Algeria, and if warranted, adjust the reserve recorded accordingly.

Note 16. Shareholders’ Equity
     The following tables summarize our shareholders’ equity activity:

				Paid-in		Accumulated
				Capital in		Other
	Common	Member’s	Parent Net	Excess	Retained	Comprehensive
Millions of dollars	Stock	Equity	Investment	of par	Earnings	Income (Loss)
Balance at December 31, 2004	$—	$—	$822	$—	$—	$(10)

Intercompany settlement of taxes	—	—	22	—	—	—
Contribution from parent	—	—	300	—	—	—
Comprehensive income:
Net income	—	149	91	—	—	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	(46)
Pension liability adjustment, net of tax of $(19)	—	—	—	—	—	(44)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	—	—	—	—	—	(21)
Reclassification adjustments to net income (loss)	—	—	—	—	—	(21)
Income tax benefit (provision) on derivatives	—	—	—	—	—	14

Total	—	149	91	—	—	(118)
Transfer to member’s equity	—	1,235	(1,235)	—	—	—

Balance at December 31, 2005	$—	$1,384	$—	$—	$—	$(128)

Contribution from parent and other activities	—	26	—	(11)	—	—
Transfer to common stock and paid-in capital in excess of par	—	(1,551)	—	1,551	—	—
Initial public offering	—	—	—	511	—	—
Stock-based compensation	—	—	—	17	—	—
Intercompany stock-based compensation	—	—	—	(16)	—	—
Adoption of FSP No. AUG AIR-1	—	—	—	7	—	—
Intercompany settlement of taxes	—	—	—	(1)	—	—
Comprehensive income:
Net income	—	141	—	—	27	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	31
Pension liability adjustment, net of tax of $(24)	—	—	—	—	—	(57)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	—	—	—	—	—	19
Reclassification adjustments to net income (loss)	—	—	—	—	—	1
Income tax benefit (provision) on derivatives	—	—	—	—	—	(5)

Total	—	141	—	—	27	(11)
Adoption of SFAS No. 158, net of tax of $(107)	—	—	—	—	—	(152)

Balance at December 31, 2006	$—	$—	$—	$2,058	$27	$(291)

Adoption of FIN No. 48	—	—	—	—	(10)	—
Stock-based compensation	—	—	—	11	—	—
Intercompany stock-based compensation	—	—	—	1	—	—
Intercompany settlement of taxes	—	—	—	(17)	—	—
Common stock issued upon exercise of stock options	—	—	—	6	—	—
Tax benefit related to stock-based plans	—	—	—	11	—	—
Comprehensive income:
Net income	—	—	—	—	302	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	(5)
Pension liability adjustment, net of tax of $116	—	—	—	—	—	176
Other comprehensive gains (losses) on derivatives:				—	—
Unrealized gains (losses) on derivatives	—	—	—	—	—	1
Reclassification adjustments to net income (loss)	—	—	—	—	—	(4)
Income tax benefit (provision) on derivatives	—	—	—	—	—	1

Total	—	—	—	—	302	169

Balance at December 31, 2007	$—	$—	$—	$2,070	$319	$(122)

     Accumulated other comprehensive income

	December 31
Millions of dollars	2007	2006	2005
Cumulative translation adjustments	$38	$43	$12
Pension liability adjustments	(159)	(335)	(126)
Unrealized gains (losses) on derivatives	(1)	1	(14)

Total accumulated other comprehensive income	$(122)	$(291)	$(128)

          Comprehensive income for the year ended December 31, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML. See Note 25 for further discussion.
     Shares of common stock

Millions of shares	2007
Balance at December 31, 2005 (a)	—
Initial public offering	168

Balance at December 31, 2006	168
Common stock issued	2

Balance at December 31, 2007	170

(a)	No change in shares of common stock during 2005 as our initial public offering occurred in November 2006.
Note 17. Stock Incentive Plans
     Stock Plans
          In 2007 and 2006 Stock-based compensation awards were granted to employees under KBR stock-based compensation plans. In addition, in 2005, KBR employees participated in Halliburton compensation plans and received grants under these plans.
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
          Under the terms of the KBR 2006 Plan, 10 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 3.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to performance awards. At December 31, 2007, approximately 7.7 million shares were available for future grants under the KBR 2006 Plan, of which approximately 2.1 million shares remained available for restricted stock awards or restricted stock unit awards.
     KBR Transitional Stock Adjustment Plan
          The Transitional Stock Adjustment Plan provides for stock options to purchase the common stock of KBR and restricted shares of the Company’s common stock to holders of outstanding options and restricted shares under the Halliburton 1993 Stock and Incentive Plan. The plan was adopted solely for the purpose to convert Halliburton equity awards to KBR equity awards. No new awards can be made under the plan. The converted equity awards are subject to substantially the same terms as they were under the Halliburton 1993 Stock and Incentive Plan prior to conversion.
     KBR Stock Options
          Under KBR’s 2006 Plan, effective as of the closing date of the KBR initial public offering, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. We amortize the fair value of the stock options over the vesting period on a straight-line basis.
     The following table presents stock options granted, exercised, forfeited and expired under KBR stock-based compensation plans.
     KBR Stock Options

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
Stock Options	Shares	per Share	Term (years)	(in millions)
Outstanding at December 31, 2006	991,093	$21.81

Conversion of shares (a)	1,966,061	9.35
Granted	—	—
Exercised	(671,363)	35.15
Forfeited	(135,707)	20.52
Expired	(26,790)	9.53

Outstanding at December 31, 2007	2,123,294	$14.49	6.19	$52

Exercisable at December 31, 2007	1,457,066	$11.66	5.09	$40

(a)	Conversion of Halliburton shares granted to KBR employees to KBR common stock effective immediately after our separation from Halliburton, on April 5, 2007, in accordance with our Transitional Stock Adjustment Plan.
          The total intrinsic value of options exercised in 2007 was $18 million. As of December 31, 2007, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.7 years.
     KBR Restricted stock
          Restricted shares issued under the KBR’s 2006 Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Stock-based compensation is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.
          The following table presents the restricted stock awards and restricted stock units converted, granted, vested, and forfeited during 2007 under KBR’s 2006 Stock and Incentive Plan.

		Weighted Average
	Number of	Grant-Date Fair
Restricted Stock	Shares	Value per Share
Nonvested shares at December 31, 2006	964,677	$21.16

Conversion of shares (a)	990,080	11.01
Granted (b)	590,572	29.63
Vested	(376,142)	16.24
Forfeited	(172,970)	20.00

Nonvested shares at December 31, 2007	1,996,217	$19.75

(a)	Conversion of Halliburton shares granted to KBR employees to KBR common stock effective immediately after our separation from Halliburton, on April 5, 2007, in accordance with our Transitional Stock Adjustment Plan.

(b)	Includes 55,306 performance based restricted stock granted to our Chief Executive Officer. The vesting of the restricted stock is subject to the company having net income greater than or equal to zero for the calendar year preceding the annual vesting date, over a 5 year period. The determination of net income with respect to our chief executive officer’s restricted stock award will not be reduced by the after-tax earnings impact of: (i) any item that originated, or relates to the period, prior to our chief executive officer’s first date of employment with the company, (ii) the negative effect of required changes in accounting principles, or (iii) the negative effect of changes in the tax law.
          The weighted average grant-date fair value of restricted KBR shares granted to employees during 2007 and 2006 was $29.63 and $21.16, respectively. As of December 31, 2007, there was $31 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 4.0 years. The total fair value of shares vested during 2007 was $12 million based on the weighted-average fair value on the vesting date and $6 million based on the weighted-average fair value on the date of grant.
      KBR Performance Award Units
          Under KBR’s 2006 Plan, in 2007 we granted 24,549,000 performance based award units (“Performance Awards”) with a performance period from July 1, 2007 to December 31, 2009. During 2007, 696,000 Performance Awards were forfeited. At December 31, 2007 the outstanding balance for performance based award units was 23,853,000. No Performance Awards will vest until such earned Performance Awards, if any, are paid, subject to approval of the performance results by the certification committee. Refer to Note 3 for additional information regarding the performance award units.
      Halliburton Awards
          Halliburton has stock-based employee compensation plans in which, prior to our separation from Halliburton, on April 5, 2007, certain key employees of KBR participated. In accordance with our Transitional Stock Adjustment Plan and upon our complete separation from Halliburton, stock options and restricted stock awards granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan were converted to stock options and restricted stock awards covering KBR common stock. Refer to Note 3 for additional information regarding the conversion of these awards.
      Halliburton Stock options
          All stock options under Halliburton’s 1993 Stock and Incentive Plan were granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three- or four-year period and generally expire 10 years from the grant date.
          There were no Halliburton stock options granted to KBR employees in 2006 or 2007. Refer to Note 3 for additional information regarding 2005 grants to KBR employees. The total intrinsic value of options exercised by KBR, Inc.’s employees in 2006 and 2005 was $31 million and $52 million, respectively.
     Halliburton Restricted stock
          Restricted shares issued under Halliburton’s 1993 Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with Halliburton’s established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to Halliburton, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse.
          The weighted average grant-date fair value of restricted shares granted to our employees during 2006 and 2005 was $33.77 and $22.14, respectively. There were no Halliburton restricted shares granted to KBR employees in 2007. The total fair value of shares vested during 2006 and 2005 was $12 million and $16 million, respectively.
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
     Effective upon our complete separation from Halliburton, the Halliburton ESPP plan was terminated for KBR employees. No shares were purchased by KBR employees in 2007 under the Halliburton ESPP plan. Halliburton shares previously purchased under the ESPP plan remained Halliburton common stock and did not convert to KBR common stock at the date of separation.
Note 18. Financial Instruments and Risk Management
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
     We manage our currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries for which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.
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
     Assets, liabilities and forecasted cash flow denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. Since 2003, we have designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income and was not material in 2006 or 2005. During 2007 no hedge ineffectiveness was recognized. As of December 31, 2007, we had less than $1 million in unrealized net losses on these cash flow hedges. As of December 31, 2006, we had approximately $1 million in unrealized net gains on these cash flow hedges and approximately $14 million in unrealized net losses as of December 31, 2005. These unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2007, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 25 months. Estimated amounts to be recognized in earnings in 2008 are not significant. The fair value of these contracts was approximately $1 million as of December 31, 2007. At December 31, 2006 and December 31, 2005, the fair value of these contracts was less than $1 million.
     Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries was $332 million, $134 million and $362 million at December 31, 2007, 2006 and 2005, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.
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
     Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. We manage our exposure to this variable-rate debt with interest rate swaps that are jointly owned through our investments. As of December 31, 2007 and December 31, 2006, we had less than $1 million in unrealized net losses on the interest rate cash flow hedges held by our unconsolidated subsidiaries and joint-ventures.
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
Note 19. Equity Method Investments and Variable Interest Entities
     We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.
     The following is a description of our significant unconsolidated subsidiaries that are accounted for using the equity method of accounting:
•	TSKJ Group is a joint venture consortium consisting of several private limited liability companies registered in Madeira, Portugal. TSKJ Group entered into various contracts to design and construct large-scale projects in Nigeria. KBR has an approximate 25% interest in the TSKJ Group.

•	TKJ Group is a joint venture consortium consisting of several private limited liability companies registered in Dubai, UAE. The TKJ Group was created for the purpose of trading equipment and the performance of services required for the realization, construction, and modification of maintenance of oil, gas, chemical, or other installations in the Middle East. KBR holds a 33.3% interest in the TKJ Group companies.

•	MMM is a joint venture formed under a Partners Agreement related to the Mexico contract with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services of maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. KBR holds a 50% interest in the MMM joint venture.

•	ASD is a general partnership registered in Australia and was created for the purpose of operating a railroad between Alice Springs and Darwin in Australia. KBR owns a 36.7% interest in the partnership.
     Brown & Root Condor Spa (“BRC”) is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. In the first quarter of 2007, we recorded an $18 million impairment charge of which $16 million was classified as “Equity in earnings (losses) of unconsolidated affiliates” and $2 million as a component of “Cost of services.”

     Summarized financial information for the underlying businesses of our significant equity method investments are as follows:
Balance Sheets

	For the Year Ended December 31, 2007
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Current assets	$255	$666	$78	$33
Noncurrent assets	$30	$110	$45	$640

Total assets	$285	$776	$123	$673

Current liabilities	$177	$723	$35	$69
Noncurrent liabilities	$—	$—	$—	$618

Total liabilities	$177	$723	$35	$687

Statements of Operations

	For the Year Ended December 31, 2007
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Revenue	$291	$844	$150	$229

Operating income (loss)	$50	$63	$30	$(4)

Net income (loss)	$60	$87	$32	$(41)

Balance Sheets

	For the Year Ended December 31, 2006
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Current assets	$457	$650	$65	$274
Noncurrent assets	$23	$107	$61	$600

Total assets	$480	$757	$126	$874

Current liabilities	$364	$654	$44	$263
Noncurrent liabilities	$6	$—	$—	$527

Total liabilities	$370	$654	$44	$790

Statements of Operations

	For the Year Ended December 31, 2006
Millions of dollars	TSKJ Group	BRC	TKJ Group	MMM	ASD
Revenue	$339	$483	$943	$172	$158

Operating income (loss)	$20	$21	$83	$32	$(13)

Net income (loss)	$32	$14	$96	$24	$(57)

Statements of Operations

	For the Year Ended December 31, 2005
Millions of dollars	TSKJ Group	BRC	TKJ Group	ASD
Revenue	$707	$365	$37	$90

Operating income (loss)	$2	$(71)	$—	$(28)

Net income (loss)	$11	$(53)	$1	$(40)

     Consolidated summarized financial information for all other jointly owned operations that are accounted for using the equity method of accounting is as follows:
Balance Sheets

	December 31,
Millions of dollars	2007	2006
Current assets	$4,025	$4,519
Noncurrent assets	3,041	2,700

Total	$7,066	$7,219

Current liabilities	$1,273	$1,561
Noncurrent liabilities	5,719	5,481
Member’s equity	74	177

Total	$7,066	$7,219

Statements of Operations

	Years ended December 31,
Millions of dollars	2007	2006	2005
Revenue	$1,912	$1,898	$1,544

Operating income (loss)	$204	$1	$(55)

Net income (loss)	$89	$33	$(42)

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
     We perform many of our long-term energy-related construction projects through incorporated or unincorporated joint ventures. Typically, these ventures are dissolved upon completion of the project. Many of these ventures are funded by advances from the project owner, and accordingly, require no equity investment by the joint venture partners or shareholders. Occasionally, a venture incurs losses, which then requires funding by the joint venture partners or shareholders in proportion to their interest percentages. The ventures that have little or no initial equity investment are variable interest entities. The following is a summary of variable interest entities in which we are either the primary beneficiary or in which we have a significant variable interest.
•	during 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom. This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt. The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023. The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract. As of December 31, 2007 and 2006, the joint venture had total assets of $158 million and $161 million and total liabilities of $167 million and $147 million, respectively. Our aggregate maximum exposure to loss as a result of our involvement with this joint venture was zero at December 31, 2007, and any future losses related to the operation of the assets. We are not the primary beneficiary. The joint venture is accounted for using the equity method of accounting;

•	we are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is not guaranteed by us. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of these joint ventures and; therefore, account for them using the equity method of accounting. As of December 31, 2006, these joint ventures had total assets of $2.2 billion and total liabilities of $2.1 billion. As of December 31, 2007, these joint ventures had total assets of $2.2 billion and total liabilities of $2.2 billion. Our maximum exposure to loss was $20 million at December 31, 2007;
•	we participate in a privately financed project formed for operating and maintaining a railroad freight business in Australia. We own 36.7% of the joint venture and operating company and we account for these investments using the equity method of accounting. These joint ventures are funded through senior and subordinated debt and equity contributions from the joint ventures’ partners. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. During 2006, we recorded a total of $58 million in impairment charges on our equity investment as a result of continued losses incurred by the joint venture and its unsuccessful attempts to raise additional equity from third parties. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. As of December 31, 2007 and 2006, the joint venture had total assets of $673 million and $874 million and total liabilities of $687 million and $790 million, respectively. At December 31, 2007, our maximum exposure to loss totaled $5 million;

•	we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting. As of December 31, 2007 and 2006, the joint ventures had total assets of $313 million and $301 million and total liabilities of $307 million and $293 million, respectively. Our maximum exposure to loss was $3 million at December 31, 2007, and our share of any future losses resulting from the project;

•	in April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our performance through the construction phase is supported by $214 million in letters of credit and surety bonds totaling approximately $226 million as of December 31, 2007, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds. The entities we hold an interest in are considered variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2007, the aggregate total assets and total liabilities of the variable interest entities were $3.5 billion and $3.5 billion, respectively. As of December 31, 2006, the aggregate total assets and total liabilities of the variable interest entities were $3.2 billion and $3.3 billion, respectively. Our maximum exposure to project company losses as of December 31, 2007 was $93 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities.

•	during 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At December 31, 2007 and December 31, 2006, the joint venture had $428 million and $756 million in total assets and $575 million and $877 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2007 and December 31, 2006, the joint venture had approximately $358 million and $413 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

•	we have equity ownership in three joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities. We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting. At December 31, 2007 and December 31, 2006, these joint ventures had aggregate assets of $1 billion and $1 billion and aggregate liabilities of $1.1 billion and $1.1 billion, respectively. Our aggregate, maximum exposure to loss related to these entities was $67 million at December 31, 2007, and is comprised of our equity investments in and advances to the joint ventures;

•	we have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 61% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. We are not the primary beneficiary of the variable interest entity. As of December 31, 2007, the variable interest entity had total assets of $407 million and total liabilities of $278 million. As of December 31, 2006, the variable interest entity had total assets of $347 million and total liabilities of $199 million. Our maximum exposure to loss on our equity investments at December 31, 2007 was $24 million, which includes and is limited to our investment of $21 million and our commitment to fund an additional $3 million of stand-by equity. In 2007, additional costs to complete the project were identified requiring EBIC to pursue additional funding. EBIC’s existing senior debt providers have received credit committee approvals to lend the company up to an additional $50 million to cover its increased costs. Final documentation for the additional loan amount is currently being negotiated. The project’s lenders have been providing waivers to allow the company to continue making scheduled drawdowns under its existing debt facilities. Indebtedness under the debt agreement is non-recourse to us. No event of default has occurred pursuant to our EPC contract and we have been paid all amounts due from EBIC;

•	In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a variable interest entity. We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary. As of December 31, 2007, the Pearl joint venture had total assets of $163 million and total liabilities of $158 million. As of December 31, 2006, the Pearl joint venture had total assets of $66 million and total liabilities of $56 million.
Note 20. Related Party Transactions
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
     In addition, Halliburton, through the date of our initial public offering in November 2006, continued to provide daily cash management services. Accordingly, we invested surplus cash with Halliburton on a daily basis, which was returned as needed for operations. A Halliburton subsidiary executed a demand note payable (Halliburton Cash Management Note) for amounts outstanding under these arrangements. Annual interest on the Halliburton Cash Management Note was based on the closing rate of overnight Federal Funds rate determined on the first business day of each month. Similarly, from time to time, borrowed funds from Halliburton, subject to limitations provided under the Revolving Credit Facility, on a daily basis pursuant to a note payable (KBR Cash Management Note). Annual interest on the KBR Cash Management Note was based on the six-month Eurodollar Rate plus 1.00%. In connection with our initial public offering in November of 2006, Halliburton repaid to us the $387 million balance in the Halliburton Cash Management note.
     Halliburton and certain of its subsidiaries provide various support services to KBR pursuant to a transition services agreement, including information technology, legal and internal audit. Costs for these services were $13 million , $23 million and $20 million for the years ended December 31, 2007, 2006 and 2005, respectively. Costs for information technology, including payroll processing services are allocated to KBR based on a combination of factors of Halliburton and KBR, including relative revenues, assets and payroll, and negotiation of the reasonableness of the charge. Costs for other services, including legal services and audit services, are primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage are not significant individually or in the aggregate. We believe the allocation methods are reasonable. In addition, KBR leases office space to Halliburton at its Leatherhead, U.K. location. Subsequent to our separation from Halliburton, costs are no longer allocated but are charged to KBR pursuant to the terms of the transition services agreement.
     Historically, Halliburton has centrally developed, negotiated and administered our risk management process. This insurance program has included broad, all-risk coverage of worldwide property locations, excess worker’s compensation, general, automobile and employer liability, director’s and officer’s and fiduciary liability, global cargo coverage and other standard business coverages. Net expenses of $17 million, representing our share of these risk management coverages and related administrative costs, have been allocated to us for each of the years ended December 31, 2006 and 2005. These expenses are included in cost of services in the consolidated statements of income for the periods ended December 31, 2006 and 2005. Historically, we have been self insured, or have participated in a Halliburton self-insured plan, for certain insurable risks, such as primary liability and workers’ compensation. However, subject to specific limitations, Halliburton has had umbrella insurance coverage for some of these risk exposures. As a result of our complete separation from Halliburton, we initially implemented our own stand-alone insurance and risk management programs with policies that provide substantially the same coverage as we had under Halliburton, with the exception of property coverage. Our property coverage differs from prior coverage as appropriate to reflect the nature of our properties, as compared to Halliburton’s properties. As of December 31, 2007, we now have implemented insurance and risk management programs more suited to KBR’s risk profile.
     In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of December 31, 2007, we had approximately $1 billion letters of credit and financial guarantees outstanding of which $505 million related to our joint venture operations, including $214 million issued in connection with the Allenby & Connaught project. Of the total $1 billion, approximately $545 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.
     At December 31, 2007 and December 31, 2006, KBR has a $16 million and $152 million, respectively, balance payable to Halliburton which consists of amounts KBR owes Halliburton for estimated outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.
     The balances for these related party transactions are reflected in the consolidated balance sheets as “Due to Halliburton, net”. The average intercompany balance for 2007 was $88 million. For 2006 and 2005, the average intercompany balance was $348 million and $921 million, respectively.
     All of the charges described above have been included as costs of our operations in these consolidated financial statements. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.
     Halliburton incurred approximately $14 million and $9 million for the years ended December 31, 2006 and 2005, respectively, for expenses relating to the FCPA and bidding practices investigations. Halliburton incurred $1 million as such costs for the quarter ended March 31, 2007. We do not know the amount of costs incurred by Halliburton following our separation from Halliburton on April 5, 2007. Halliburton did not charge any of these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us. Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton will continue to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations. We will bear costs associated with monitoring the continuing investigations as directed by Halliburton which include our own separate legal counsel and advisors. For the year ended December 31, 2007, we incurred approximately $1 million in expenses related to monitoring these investigations.
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
     We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $356 million, $450 million and $249 million for the years ended December 31, 2007, 2006 and 2005, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of income were $30 million, $62 million and $21 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 21. Retirement Plans
     We have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
•	Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $44 million in 2007, $46 million in 2006, and $48 million in 2005. Additionally, we participate in a Canadian multi-employer plan to which we contributed $7 million, $7 million, and $24 million in 2007, 2006, and 2005, respectively;

•	Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service, or compensation; and

•	Our postretirement medical plan is offered to specific eligible employees. This plan is contributory. Our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contributions. Participants’ contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.
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
     The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements were effective for fiscal years ending after December 15, 2006. Accordingly, we adopted the recognition and disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The adoption of SFAS No. 158 resulted in a decrease to total assets of $156 million, an increase to total liabilities of $93 million, a decrease to minority interest in consolidated subsidiaries of $97 million and a decrease to shareholders’ equity of $152 million. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We will adopt the measurement date change requirements for our fiscal year ending December 31, 2008. The estimated charge to retained earnings due to the elimination of the early measurement date is detailed in the following table.

	Pension Obligations		Other
Millions of dollars	United		Postretirement
Change in retained earnings due to elimination of early measurement dates	States	Int’l	Benefits
Service cost	$—	$2	$—
Interest cost	1	25	—
Expected return on plan assets	(1)	(28)	—
Currency fluctuations	—	—	—
(Gain)/ loss amortization	—	3	—
Transfers	—	—	—
Benefits paid	—	—	—

Net pension cost	$—	$2	$—

     Benefit obligation and plan assets
          We use a September 30 measurement date for our international plans and an October 31 measurement date for our domestic plans. Plan asset, expenses, and obligation for retirement plans are presented in the following tables.

	Pension Benefits				Other
	United		United		Postretirement
Benefit obligation	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$48	$1,657	$46	$1,395	$1	$1
Service cost	—	9	—	8	—	—
Interest cost	2	85	3	70	—	—
Plan participants’ contributions	—	—	—	1	1	1
Currency fluctuations	—	73	—	80	—	—
Actuarial (gain) loss	(3)	(82)	1	129	—	—
Transfers	—	(7)	—	8	—	—
Benefits paid	(2)	(46)	(2)	(34)	(2)	(1)

Benefit obligation at end of period	$45	$1,689	$48	$1,657	$—	$1

Accumulated benefit obligation at end of period	$45	$1,617	$48	$1,558	$—	$—

	Pension Benefits				Other
	United		United		Postretirement
Plan assets	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Change in plan assets
Fair value of plan assets at beginning of period	$41	$1,490	$38	$1,209	$—	$—
Actual return on plan assets	6	126	5	142	—	—
Employer contributions	—	26	—	90	1	—
Settlements and transfers	—	(6)	—	10	—	—
Plan participants’ contributions	—	—	—	1	1	1
Currency fluctuations	—	68	—	72	—	—
Benefits paid	(2)	(46)	(2)	(34)	(2)	(1)

Fair value of plan assets at end of period	$45	$1,658	$41	$1,490	$—	$—

Funded status	$—	$(31)	$(7)	$(167)	$—	$(1)
Amounts not yet recognized	—	—	—	—	—	—
Employer contribution	—	6	—	4	—	—
Unrecognized transition asset	—	—	—	—	—	—
Unrecognized actuarial loss (gain)	—	—	—	—	—	—
Unrecognized prior service benefit	—	—	—	—	—	—

Net amount recognized	$—	$(25)	$(7)	$(163)	$—	$(1)

Amounts recognized on the consolidated balance sheet
Total assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—	—
Noncurrent liabilities	—	(25)	(7)	(163)	—	(1)

Pension plans in which accumulated benefit obligation exceeds plan assets at December 31
Projected benefit obligation	$—	$—	$48	$1,657
Accumulated benefit obligation	—	—	48	1,558

	Pension Benefits				Other
	United		United		Postretirement
Plan assets	States	Int’l	States	Int’l	Benefits
Millions of dollars	2007		2006		2007	2006
Fair value of plan assets	—	—	41	1,491

Weighted-average assumptions used to determine benefit obligations at measurement date
Discount rate	6.30%	5.70%	5.75%	5.00%	5.75%	5.50%
Rate of compensation increase	N/A	4.30%	N/A	3.75%	N/A	N/A

Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	N/A	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	N/A	N/A	5.0%
Year that the rate reached the ultimate trend rate	N/A	N/A	N/A	N/A	N/A	2011

		Pension Benefits
		United		United
Plan assets		States	Int’l	States	Int’l
Millions of dollars		2007		2006
Asset allocation at December 31
	(target
Asset category	allocation 2008)
Equity securities	(50% — 70%)	63%	67%	63%	63%
Debt securities	(30% — 50%)	35%	32%	36%	35%
Other	(0% — 5%)	2%	1%	1%	2%

Total	(100%)	100%	100%	100%	100%

          Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions. The discount rate was determined based on the rates of return of high-quality fixed income investments as of the measurement date. For our United Kingdom pension plans, which constitute all of our international pension plans’ projected benefit obligation, the discount rate was determined by comparing the terms of the plans to the yield curve of a portfolio of high quality debt instruments at the measurement date, and was based on the annualized yield of the iBoxx AA corporate bonds for both September 30, 2007 and September 30, 2006. The discount rate used for the United Kingdom pension plans was 5.7% at September 30, 2007 and 5.0% at September 30, 2006.
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

          Amounts recognized in accumulated other comprehensive income were as follows:

	Pension Benefits		Other
	United		Postretirement
	States	Int’l	Benefits
Millions of dollars	2007		2007
Net actuarial loss (gain)	$7	$157	$(1)
Prior service cost (benefit)	—	(3)	(1)

Total recognized in accumulated other comprehensive income	$7	$154	$(2)

     Expected cash flows
          Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $80 million to our international pension plans. This contribution amount includes an expected payment of approximately $57 million to be paid in the first quarter of 2008 to the Kellogg, Brown & Root (UK) Limited Pension Plan, related to a February 2008 agreement-in-principle regarding partial deficit funding for this Plan. We currently expect to contribute $2 million to our domestic plan in 2008. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions, which will be determined after the actuarial valuations are complete.
          Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension
	Benefits
	United
Millions of dollars	States	Int’l
2008	$2	$62
2009	3	64
2010	3	68
2011	3	70
2012	3	73
Years 2013 — 2017	17	406
          Expected benefit payments for other postretirement benefits are immaterial.
     Net periodic cost

	Pension Benefits
	United		United		United
	States	Int’l	States	Int’l	States	Int’l
Millions of dollars	2007		2006		2005
Components of net periodic benefit cost
Service cost	$—	$9	$—	$8	$—	$13
Interest cost	3	85	2	70	2	65
Expected return on plan assets	(3)	(97)	(3)	(79)	(3)	(76)
Transition amount	—	—	—	—	—	—
Amortization of prior service cost	—	(1)	—	(1)	—	(1)
Settlements/curtailments	—	—	—	—	—	5
Recognized actuarial loss	—	22	1	17	1	7

Net periodic benefit cost	$—	$18	$—	$15	$—	$13

          For other postretirement plans, net periodic cost was immaterial for the years ended December 31, 2007, 2006, and 2005.

Weighted-average
assumptions used to
determine net
periodic benefit cost
for years ended December 31	Pension Benefits
								Other
	United		United			United		Postretirement
	States	Int’l	States		Int’l	States	Int’l	Benefits
	2007		2006			2005		2007	2006	2005
Discount rate	5.75%	5.00%	5.75%	%	5.00%	5.75%	5.50%	5.75%	5.75%	5.75%
Expected return on plan assets	8.25%	7.00%	8.25%	%	7.00%	8.50%	7.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.75%	N/A		3.5%	N/A	4.00%	N/A	N/A	N/A

          Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2008 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial (gain) loss	$—	$9
Prior service (benefit) cost	—	(1)

Total	$—	$8

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
Note 22. Reorganization of Business Operations
          In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position us for the future. In connection with this reorganization, we recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. These termination benefits were offered to 139 personnel, with 66 receiving enhanced termination benefits. The terminated personnel were located in the United States and the United Kingdom. The restructuring charge was included in “General and administrative” in the statements of income for the year ended December 31, 2006. During 2007, approximately $4 million of termination benefits were paid. Of this amount, approximately $1 million relates to our G&I business unit, $1 million to our Upstream business unit, and $2 million to general corporate employees. As of December 31, 2007, all amounts related to the 2006 restructuring had been paid and the balance in the restructuring reserve account included in “Accounts payable” on the consolidated balance sheets was zero.
          In the fourth quarter of 2007, we initiated a restructuring whereby we committed to a minor headcount reduction and ceased using certain leased office space. In connection with this restructuring we recorded charges totaling approximately $5 million of which the majority related to a vacated lease, previously utilized by our G&I division in Arlington. This amount is included in “Cost of services” in our statements of income for the year ended December 31, 2007. Less than $1 million consists of standard termination benefits payable to a limited number of corporate and division employees. These termination costs are included in “General and Administrative” in our statements of income for the year ended December 31, 2007. The amounts recorded represent the total amounts expected to be incurred in connection with these activities.

Note 23. Quarterly Data (Unaudited)
     Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows

	Quarter (1)
(in millions, except per share amounts)	First	Second	Third	Fourth	Year
2007
Revenue	$2,027	$2,152	$2,177	$2,389	$8,745
Operating income	45	65	102	82	294
Income from continuing operations	24	50	60	48	182
Income from discontinued operations	4	90	3	23	120
Net income	$28	$140	$63	$71	$302

Earnings per share:
Basic income per share (2) (3):
Continuing operations	$0.14	$0.30	$0.36	$0.29	$1.08
Discontinued operations, net	0.02	0.54	0.02	0.14	0.71

Net income per share	$0.17	$0.83	$0.38	$0.42	$1.80

Diluted income per share (2) (3):
Continuing operations	$0.14	$0.30	$0.35	$0.28	$1.08
Discontinued operations, net	0.02	0.53	0.02	0.14	0.71

Net income per share	$0.17	$0.83	$0.37	$0.42	$1.79

2006
Revenue	$2,056	$2,236	$2,222	$2,291	$8,805
Operating income (loss)	43	(47)	66	90	152
Income (loss) from continuing operations	13	4	(8)	45	54
Income (loss) from discontinued operations	13	88	15	(2)	114
Net income	$26	$92	$7	$43	$168

Earnings per share:
Basic and diluted income (loss) per share (2) (3):
Continuing operations	$0.10	$0.03	$(0.06)	$0.30	$0.39
Discontinued operations, net	0.10	0.65	0.11	(0.01)	0.81

Net income per share	$0.19	$0.68	$0.05	$0.28	$1.20

(1)	In June 2007 we completed the disposition of our 51% interest in DML. The results of operations of DML for all periods presented have been reported as discontinued operations. See Note 25 to the consolidated financial statements for information about discontinued operations.

(2)	The sum of income (loss) per share for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods.

(3)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.
Note 24. Recent Accounting Pronouncements
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. Accordingly, the adoption of this Statement will not have a material impact to our financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Currently, the adoption of this Statement is not expected to have a material impact on our financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, early adoptions is prohibited. Currently this statement is not expected to have a significant impact to our financial position, results of operations and cash flows. A significant impact may however be realized on any future acquisitions by the company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.
Note 25. Discontinued Operations
     In May 2006, we completed the sale of our Production Services group, which was part of our Services business unit. The Production Services group delivers a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006. During 2007, we settled certain claims and provided an allowance against certain receivables from the Production Services group resulting in a charge of approximately $15 million. In the fourth quarter of 2007, we recognized a tax benefit of $23 million in discontinued operations primarily related to a previously uncertain tax position associated with the sale of Production Services group.
     On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc. DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML operations, which was part of our G&I business unit, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects. In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML.

     The sale of DML resulted in a gain of approximately $101 million, net of tax of $115 million, calculated as follows:

Millions of dollars
Proceeds, net of direct transaction costs	$345
Less: Net book value of DML	(129)

Gain on sale of DML before income tax	216
Less: Income tax	(115)

Gain on sale of DML, net of income tax	$101

     In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations. The major classes of assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2007 and December 31, 2006 are as follows:

	December 30,	December 31,
Millions of dollars	2007	2006

Assets:
Cash and equivalents	$—	$51
Accounts receivable—notes and accounts receivable	1	62
Accounts receivable—unbilled receivables on uncompleted contracts	—	112
Other current assets	—	32

Total current assets related to discontinued operations	1	257

Property, plant, and equipment, net	—	281
Goodwill	—	38
Other noncurrent assets	—	38

Total noncurrent assets related to discontinued operations	—	357

Total assets related to discontinued operations	$1	$614

Liabilities:
Accounts payable	$—	$99
Advance billings on incomplete contracts	—	136
Other current liabilities	1	39

Total current liabilities related to discontinued operations	1	274

Employee compensation and benefits	—	191
Long-term debt	—	2
Other long-term liabilities	—	17

Total noncurrent liabilities related to discontinued operations	—	210

Total liabilities related to discontinued operations	$1	$484

Minority interest in consolidated subsidiaries	$—	$44

     The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our consolidated statements of income, are summarized in the following table:

	Years ended December 31
Millions of dollars	2007	2006	2005
Revenue	$449	$1,128	$1,609

Operating profit	$22	$109	$114

Pretax income	$11	$77	$91

     The operating results of DML, which are classified as discontinued operations, and included in our consolidated operating results table above, are summarized in the following table:

	Years ended December 31
Millions of dollars	2007	2006	2005
Revenue	$449	$828	$855

Operating profit	$37	$94	$70

Pretax income	$26	$62	$47

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
     None
Item 9A. Controls and Procedures
Managements Evaluation of Disclosure Controls and Procedures
          In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Managements Annual Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2007, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KBR, Inc.
We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, TX
February 26, 2008
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 11. Executive Compensation
          The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
          The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2008 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial Statements:
(a)	The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 63 and pages 64 through 117 of this annual report. See index on page 62.
2.	Financial Statement Schedules:
Note: All schedules not filed with this report required by Regulations S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.
3.	Exhibits:

Exhibit
Number	Description
2.1	Agreement relating to the sale and purchase of the entire issued share capital of Devonport Management Limited by and among KBR, Inc., Kellogg Brown & Root Holdings (U.K.) Limited, Balfour Beatty plc, The Weir Group plc, and Babcock International Group plc, dated May 10, 2007 (incorporated by reference to Exhibit 10.7 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-3492)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2007; File No. 1-33146)

Exhibit
Number	Description
4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2	Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3	Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.3 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.4	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6	Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7	Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.8	Five Year Revolving Credit Agreement, dated as of December 16, 2005, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and the Issuing Banks party thereto, Citibank, N.A. (“Citibank”), as Paying Agent, and Citibank and HSBC Bank USA, National Association, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.30 to Halliburton Company’s Annual Report on Form 10-K for the year ended December 31, 2005; File No. 001-03492)

10.9	Amendment No. 1 to the Five Year Revolving Credit Agreement, dated as of April 13, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.9 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10	Amendment No. 2 to the Five Year Revolving Credit Agreement, dated as of October 31, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.24 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.11	Amendment No. 3 to the Five Year Revolving Credit Agreement, dated as of January 11, 2008, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 17, 2008; File No. 1-33146 )

10.12+	Employment Agreement, dated as of April 3, 2006, between William P. Utt and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.15 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.13+	Employment Agreement, dated as of November 7, 2005, between Cedric W. Burgher and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.16 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.14+	Employment Agreement, dated as of August 1, 2004, between Bruce A. Stanski and KBR Technical Services,

Exhibit
Number	Description
Inc. (incorporated by reference to Exhibit 10.17 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.15	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.16+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.17+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.18+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.19+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.20+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.21+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.22+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.23+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.24+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.25+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.26+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.27+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.28+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.29+	Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.30+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP — Houston, Texas

Exhibit
Number	Description
23.2	Consent of KPMG — Adelaide, South Australia

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm on Supplementary Information
The Board of Directors and Shareholders
KBR, Inc.:
Under the date of February 26, 2008, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2007, which reports appear in the December 31, 2007, Annual Report on Form 10-K of KBR, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule
(Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 3, 21, and 15, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, its method of accounting for defined benefit and other post retirement plans as of December 31, 2006, and its method of accounting for uncertainty in income taxes as of January 1, 2007.
/s/ KPMG LLP
Houston, Texas
February 26, 2008

KBR, Inc.
Schedule II — Valuation and Qualifying Accounts (Millions of Dollars)
     The table below presents valuation and qualifying accounts for continuing operations.

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Descriptions	Period	Expenses	Accounts		Deductions		Period
Year ended December 31, 2005:
Deducted from accounts and notes receivable:
Allowance for bad debts	$52	$36	$—		$(37	) (a)	$51

Accrued reorganization charges	$19	$—	$—		$(19)		$—

Reserve for losses on uncompleted contracts	$134	$9	$—		$(105)		$38

Reserve for potentially disallowable costs incurred under government contracts	$131	$—	$11	(b)	$(9)		$133

Year ended December 31, 2006:
Deducted from accounts and notes receivable:
Allowance for bad debts	$51	$36	$2		$(32	) (a)	$57

Reserve for losses on uncompleted contracts	$38	$176	$—		$(34)		$180

Reserve for potentially disallowable costs incurred under government contracts	$133	$—	$51	(b)	$(107)		$77

Year ended December 31, 2007:
Deducted from accounts and notes receivable:
Allowance for bad debts	$57	$19	$2		$(55	) (a)	$23

Reserve for losses on uncompleted contracts	$180	$26	$—		$(89)		$117

Reserve for potentially disallowable costs incurred under government contracts	$77	$—	$34	(b)	$(12)		$99

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

Asia Pacific Transport Joint Venture Consortium
Combined Financial Report
30 June 2007
Draft dated 1 February 2008

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
Financial statements for the year ended 30 June 2007
APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Income Statement

		Unaudited		Unaudited
		June 2007	June 2006	June 2005
Income Statement	Note	$	$	$

Revenue	2	80,196,304	61,724,038	51,391,580
Linehaul costs		(42,081,628)	(34,739,070)	(28,360,661)
Operating Costs		(9,176,254)	(5,991,936)	(5,819,415)
Depreciation and amortisation expenses		(18,454,203)	(18,071,565)	(17,202,137)
Impairment of property, plant and equipment	3	—	(87,570,180)	—
Marketing and administration		(1,165,789)	(1,035,217)	(1,224,506)
Contracts and consultants		(10,257,994)	(6,946,025)	(8,730,195)
Employee benefits expense		(4,644,511)	(4,197,511)	(3,973,532)
Other expenses		(363,209)	(419,731)	(479,670)

Operating loss before finance costs		(5,947,284)	(97,247,197)	(14,398,536)

Financial income	3	1,411,480	1,275,453	1,118,183
Financial expenses	3	(70,409,864)	(60,167,274)	(40,655,408)

Net financing costs		(68,998,384)	(58,891,821)	(39,537,225)

Loss before income tax expense		(74,945,668)	(156,139,018)	(53,935,761)

Income tax expense /(benefit)	4	—	—	—

Net loss after income tax expense/(benefit)		(74,945,668)	(156,139,018)	(53,935,761)

Attributable to members		(74,945,668)	(156,139,018)	(53,935,761)

The accompanying notes form part of these financial statements.	128

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Statement of Changes in Equity

	Combined
	Participating	Retained
	Interest and	Earnings /
	Issued	(Accumulated
For the year ended 30 June 2005 (unaudited)	Capital	Deficit)	Total

Opening balance as at 1 July 2004	300,012,158	(37,248,930)	262,763,228
Net loss for the period	—	(53,935,761)	(53,935,761)

Closing balance at 30 June 2005	300,012,158	(91,184,691)	208,827,467

	Combined
	Participating		Retained
	Interest and		Earnings /
	Issued	Other contributed	(Accumulated
For the year ended 30 June 2006	Capital	equity (i)	Deficit)	Reserves	Total

Opening balance as at 1 July 2005	300,012,158	—	(91,184,691)	—	208,827,467
Effect of change in accounting policy	—	21,761,379	(21,761,379)	(6,430,385)	(6,430,385)

Net loss for the period	—	—	(156,139,018)	—	(156,139,018)
Deemed equity contribution — Note 22	—	14,230,355	—	—	14,230,355
Movement in fair value of hedging instruments	—	—	—	86,068	86,068

Closing balance at 30 June 2006	300,012,158	35,991,734	(269,085,088)	(6,344,317)	60,574,487

	Combined
	Participating		Retained
	Interest and		Earnings /
	Issued	Other contributed	(Accumulated
For the year ended 30 June 2007 (unaudited)	Capital	equity (i)	Deficit)	Reserves	Total

Opening balance as at 1 July 2006	300,012,158	35,991,734	(269,085,088)	(6,344,317)	60,574,487

Net loss for the period	—	—	(74,945,668)	—	(74,945,668)
Deemed equity contribution — Note 22	—	14,230,355	—	—	14,230,355
Movement in fair value of hedging instruments	—	—	—	6,911,230	6,911,230

Closing balance at 30 June 2007	300,012,158	50,222,089	(344,030,756)	566,913	(6,770,404)

Amounts are stated net of tax

(i)	Refer to Note 22 for further detail.

The accompanying notes form part of these financial statements.	129

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Balance Sheet

		Unaudited
		June 2007	June 2006
	Note	$	$

CURRENT ASSETS
Cash	6	20,787,021	28,589,938
Receivables	7	9,688,413	8,197,268
Materials and supplies		2,896,796	3,013,539
Other assets	8	4,383,153	1,470,663

TOTAL CURRENT ASSETS		37,755,383	41,271,408

NON-CURRENT ASSETS
Property, plant and equipment	3 & 9	683,617,314	695,584,818

TOTAL NON-CURRENT ASSETS		683,617,314	695,584,818

TOTAL ASSETS		721,372,697	736,856,226

CURRENT LIABILITIES
Payables and other liabilities	10	19,648,526	15,072,497
Deferred income	11	90,877	83,680
Borrowings	12	2,403,000	15,856,085
Employee entitlements	1j	291,855	230,104

TOTAL CURRENT LIABILITIES		22,434,258	31,242,366

NON-CURRENT LIABILITIES
Payables and other liabilities	10	10,268,291	16,904,221
Deferred income	11	48,852,394	48,943,271
Borrowings	12	633,012,033	579,163,557
Employee entitlements	1j	35,317	28,324

TOTAL NON-CURRENT LIABILITIES		692,168,035	645,039,373

TOTAL LIABILITIES		714,602,293	676,281,739

NET ASSETS		6,770,404	60,574,487

EQUITY
Participating Interest and Issued Capital	13	300,012,158	300,012,158
Other contributed equity	13 & 22	50,222,089	35,991,734
Reserves	13	566,913	(6,344,317)
Retained earnings (accumulated deficit)		(344,030,756)	(269,085,088)

TOTAL EQUITY		6,770,404	60,574,487

The accompanying notes form part of these financial statements.	130

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Statement of cash flows

		Unaudited		Unaudited
		June 2007	June 2006	June 2005
	Note	$	$	$

CASH FLOW FROM OPERATING ACTIVITIES
Receipts from customers		78,869,327	66,277,415	49,624,438
Payments to suppliers and employees		(65,896,969)	(64,153,474)	(42,068,855)
Borrowing costs		(26,851,775)	(24,129,707)	(28,695,956)

Net cash provided by (used in) operating activities	19b	(13,879,417)	(22,005,766)	(21,140,373)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment		129,918	500	151,643
Payment for property, plant and equipment		(7,433,727)	(9,041,962)	(15,335,424)

Net cash provided by (used in) investing activities		(7,303,809)	(9,041,462)	(15,183,781)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings — external		5,158,000	8,171,001	14,244,594
Proceeds from borrowings — consortium participants		11,467,210	32,731,316	27,922,586
Repayment of borrowings		(3,244,901)	(3,177,896)	(13,186,335)

Net cash provided by (used in) financing activities		13,380,309	37,724,421	28,990,845

Net increase/(decrease) in cash held		(7,802,917)	6,677,193	(7,333,309)
Cash at beginning of year		28,589,938	21,912,745	29,246,054

Cash at end of year	19a	20,787,021	28,589,938	21,912,745

The accompanying notes form part of these financial statements.	131

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
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
The financial report for the year ended 30 June 2007 is unaudited but has been compiled from the Consortium’s audited consolidated financial report for the same period (the year ended 30 June 2007). The 2006 comparatives in this report are audited.

The accompanying notes form part of these financial statements.	132

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
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
Going concern
The entity has been contracted to the AustralAsia Railway Corporation to undertake, build, own and operate the Adelaide to Darwin Rail Project (the “Project”). The entity and parties to the Project are confident of the success of the Project (supported by detailed financial modelling) and have undertaken to support each other through the initial stages of the Project. At 30 June 2007, the entity had net assets of $7m, reflected by participating interests and contributed equity of $351m, offset by accumulated deficit/reserves of $344m.
In December 2006 the entity agreed a “Standstill Term” up to March 2009 with the Senior Banks for a waiver of principal during the Standstill period and Shareholders committed support of $14.4 million; the shareholders providing the support being KBR, Carillion and GWA. The Consortium believes it will be able to meet its ongoing obligations from operating cash flows under the Standstill Term through 31 March 2009. Accordingly, the financial report has been prepared on a going concern basis which contemplates the continuity of normal business activities and the realisation of assets and settlement of liabilities in the ordinary course of business.
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

The accompanying notes form part of these financial statements.	133

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
The accounting policies set out below have been applied consistently to all periods presented in the financial report. None of the standards, amendments to standards and interpretations available for early adoption have been early adopted as none, with the possible exception of Interpretation 12, are expected to have a significant impact on the financial statements of the Consortium. Interpretation 12 Service Concession Arrangements, which is effective in the financial year ended 30 June 2009, addresses the accounting for service concession operators in public to private service concession arrangements. The potential effect of the Interpretation on the Consortium’s financial statements has not yet been determined.
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

The accompanying notes form part of these financial statements.	134

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
The depreciation rates used in the current and comparative periods are:

Class of Fixed Asset	Depreciation Rate
Buildings (Terminals)	3%-15%
Infrastructure (Track)	2%-10%
Plant & Equipment / Office & Administration	2%-40%
Rolling Stock	5%
e.	Leases
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
f.	Materials and supplies
Materials and supplies, consisting mainly of items for maintenance of property and equipment are stated at the lower of cost or market. The cost of materials and supplies is based on the first-in first-out principle and includes expenditure incurred in acquiring the materials and supplies and bringing them to their existing location and condition.
g.	Payables and other liabilities
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
h.	Provisions
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
i.	Income tax
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

The accompanying notes form part of these financial statements.	135

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
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
j.	Employee entitlements
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
k.	Foreign currency transactions and balances
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
l.	Impairment
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

The accompanying notes form part of these financial statements.	136

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
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
m.	Goods and services tax
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
n.	Interest-bearing borrowings
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
o.	Derivatives
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

The accompanying notes form part of these financial statements.	137

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
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
p.	Cash flow hedges
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
q.	Borrowing costs
Borrowing costs incurred in relation to qualifying assets are capitalised into the cost of the asset and amortised over the asset’s useful life following completion of the asset’s construction. Borrowing costs incurred which are not related to qualifying assets are expensed as incurred.

The accompanying notes form part of these financial statements.	138

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 2: Revenue

	Unaudited		Unaudited
	June 2007	June 2006	June 2005
	$	$	$

Operating activities
— Freight service revenue	80,196,304	61,724,038	51,391,580

Total Revenue	80,196,304	61,724,038	51,391,580

Note 3: Other Disclosable Expenses

Finance costs:
— interest income	(1,327,800)	(1,198,399)	(1,118,183)
— Corporation Loan Grant income	(83,680)	(77,054)	—
— interest expense, OpCo Notes (ii)	14,230,355	14,230,355	—
— other interest expense	56,121,391	45,799,096	40,482,770
— borrowing fees	58,118	137,823	172,638

	68,998,384	58,891,821	39,537,225

Depreciation and amortisation of property, plant and equipment	18,454,203	18,071,565	17,202,137
Sale of property, plant and equipment	817,110	1,882	7,791
Impairment of property, plant and equipment (i)	—	87,570,180	—
Remuneration of auditor:
— audit or review — KPMG	40,000	38,000	35,000
— other services — KPMG	41,275	39,150	56,365
— other services — other auditors	—	—	5,560

(i)	At June 2007, the present book value of future operating cash flows representing the recoverable amount of PP&E under the value in use assumption was equivalent to the 30 June 2007 $684m PP&E carrying value, and hence an impairment charge is not required. The discount rate utilised in the financial model was 10.45%.

At June 2006, the present value of future operating cash flows representing the recoverable amount of PP&E under the value in use assumption was below the 30 June 2006 $783m PP&E carrying value, and hence an impairment charge of $87,570,180 was recorded. The discount rate utilised in the financial model was 10.44%.

(ii)	Refer to Note 22 for further detail.

The accompanying notes form part of these financial statements.	139

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 4: Income tax expense

	Unaudited		Unaudited
	June 2007	June 2006	June 2005
	$	$	$

Recognised in the income statement

Current tax expense	—	—	—

Deferred tax expense
— Temporary differences	—	—	—
— Benefit of tax losses recognised	—	—	—

	—	—	—

Total income tax expense / (benefit) in income statement	—	—	—

All attributable to continuing operations
The prima facie tax payable on profit is reconciled to the income tax expense as follows:
Prima facie tax payable on loss before income tax at 30%	(22,483,700)	(42,572,598)	(16,180,728)
Add tax effect of:

— Other non-allowable items	(2,444,864)	8,506	6,477
— Unrecognised deferred tax asset	24,928,564	42,564,092	16,174,251

Income Tax Expense	—	—	—

Deferred tax assets have not been recognised in respect of the following items:
Tax losses (in Freight Link Pty Ltd)	60,941,469	43,524,285	27,269,345

The deductible tax losses do not expire under current tax legislation. No deferred tax assets have been recognised because it is not probable that future taxable profit will be available against which the entity can utilise the benefits there from.
Note 5: Key management personnel disclosures
The key management personnel comprise the directors and CEO of Freight Link Pty Ltd, with remuneration as follows:

Short-term employee benefits	986,789	820,780	1,000,616
Other long-term benefits	88,811	73,870	62,718

Total	1,075,600	894,650	1,063,334

Refer to Note 17 for other related party transactions.
The following were key management personnel of the entity at any time during the year:

Mr Nick Bowen	Dr Dan Norton
Mr Tim Fischer	Mr Doug Ridley
Mr Malcolm Kinnaird, AO	Mr Mark Snape
Mr Brett Lazarides	Mr Ron Thomas
Mr Brian McGlynn	Mr Bill Woodhead
Mr Bruce McGowan	Mr John Fullerton

The accompanying notes form part of these financial statements.	140

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 6: Cash

		Unaudited
		June 2007	June 2006
	Note	$	$

Cash at bank	6a	20,786,621	28,589,538

Cash on hand		400	400

		20,787,021	28,589,938

     a. Cash available is governed by finance covenants with lenders.
Note 7: Receivables

Trade debtors	8,905,614	7,578,637
Other debtors	782,799	618,631

	9,688,413	8,197,268

Note 8: Other assets

CURRENT
Prepayments	4,340,552	1,360,027
Other	42,601	110,636

	4,383,153	1,470,663

The accompanying notes form part of these financial statements.	141
APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 9: Property, plant and equipment

			Terminals
	Office &		2007
	Administration	Plant	$	Track	Rollingstock	Total

At cost	1,409,446	1,211,794	828,973	771,585,682	54,298,694	829,334,589
Accumulated amortisation/depreciation/impairment	(1,035,493)	(267,335)	(163,921)	(132,062,223)	(12,188,303)	(145,717,275)

	373,953	944,459	665,052	639,523,459	42,110,391	683,617,314

			2006
			$

At cost	1,284,653	1,189,409	775,330	769,318,708	50,303,118	822,871,218
Accumulated amortisation/depreciation	(784,362)	(199,138)	(131,914)	(116,675,919)	(9,495,067)	(127,286,400)

	500,291	990,271	643,416	642,642,789	40,808,051	695,584,818

The accompanying notes form part of these financial statements.	142

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 9: Property, plant and equipment (continued)
Movement in the carrying amounts for each class of property, plant and equipment between the beginning and the end of the current financial year.

			2007 (Unaudited) $

	Office &
	Administration	Plant	Terminals	Track	Rollingstock	Total
Carrying amount at beginning of year	500,291	990,271	643,416	652,642,789	40,808,051	695,584,818
Additions	124,793	22,387	53,643	2,266,973	4,965,931	7,433,727
Disposals					(947,028)	(947,028)
Impairment						-
Depreciation	(251,131)	(68,199)	(32,007)	(15,386,303)	(2,716,563)	(18,454,203)

Carrying amount at end of year	373,953	944,459	665,052	639,523,459	42,110,391	683,617,314

			2006
			$

Carrying amount at beginning of year	668,299	606,612	591,566	748,674,315	41,572,535	792,113,327
Additions	210,551	551,329	160,730	1,500,421	6,618,931	9,041,962
Disposals	(2,382)					(2,382)
Impairment	(62,984)	(124,670)	(81,002)	(82,164,023)	(5,137,501)	(87,570,180)
Depreciation	(313,193)	(43,000)	(27,878)	(15,367,924)	(2,245,914)	(17,997,909)

Carrying amount at end of year	500,291	990,271	643,416	652,642,789	40,808,051	695,584,818

The accompanying notes form part of these financial statements.	143

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 10: Payables and other liabilities

		Unaudited
		June 2007	June 2006
	Note	$	$

CURRENT
Trade creditors		13,980,510	10,125,976
Sundry creditors		5,638,341	4,902,765
GST payable		29,675	43,756

		19,648,526	15,072,497

NON-CURRENT
Fair value swaps (ii)		(566,913)	6,344,317
Project contracts (at discount value) (i)		10,835,204	10,559,904

		10,268,291	16,904,221

(i) Relates to several amounts payable by the entity if funds are available — refer Note 17 ‘D&C Contractor’ paragraph for further detail.
(ii) Refer to note 20(a) for further detail.
Note 11: Deferred income

		Unaudited
		June 2007	June 2006
	Note	$	$

CURRENT
Deferred grant — Corporation loan (i)		90,877	83,680

		90,877	83,680

NON-CURRENT
Deferred grant — Corporation loan (i)		48,852,394	48,943,271

		48,852,394	48,943,271

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

The accompanying notes form part of these financial statements.	144

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 12: Borrowings

		Unaudited
		June 2007	June 2006
		$	$

Loan from participating interest holders (e)		403,000	403,000
Working Capital loan		2,000,000	2,000,000
Lease liability (d)		—	52,814
Senior D — Amortising		—	10,033,571
Senior E — Rolling Stock		—	3,366,700

	12a	2,403,000	15,586,085

NON-CURRENT
Senior C — Bullet		109,020,000	109,020,000
Senior D — Amortising		167,268,639	159,663,016
Senior E — Rolling Stock		53,321,081	45,613,334
Tier 1 Mezzanine (c)		114,408,242	100,017,220
Tier 2 Mezzanine		30,008,673	26,698,041
Loan Notes-OPCO (c)		94,869,031	94,869,031
Loan Notes-SON 1 (c)		58,847,446	38,782,790
Loan Notes-SON 2 (c)		4,212,192	3,527,076
Corporation loan	12b	1,056,729	973,049

		633,012,033	579,163,557

a.	Refer Note 20d Finance arrangements for terms and conditions of borrowings including covenants. Senior debt is secured under the Security Trust Deed by a charge on all the entity’s assets.-refer Note17 ‘Equity Investors’.

b.	Fair value of loan (refer Note 11 (i) for detail).

c.	Owed either fully or partly to related parties — refer Note 17 ‘Equity Investors’.

d.	Relates to leased software asset, included in ‘Office and Administration’ assets in Note 9.

e.	Loan is non-interest bearing and repayable on demand.

The accompanying notes form part of these financial statements.	145

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 13: Reserves and Equity

	Unaudited
	June 2007	June 2006
	$	$

Hedging Reserve
The hedging reserve comprises the effective portion of the cumulative net change in the fair value of cash flow hedging instruments related to hedged transactions that have not yet occurred.
— Valuation at the beginning of the financial year	(6,344,317)	—
— Change in accounting policy at 1 July 2005	—	(6,430,385)
— Movement in fair value of hedging instruments	6,911,230	86,068

— Valuation at the end of the financial year	566,913	(6,344,317)

Equity
Freight Link Pty Ltd (95,992,500 shares on issue; 2006: 95,992,500)	959,925	959,925
Asia Pacific Transport Joint Venture (participating interest)	299,048,929	299,048,929
Asia Pacific Contracting Pty Ltd (165,200 shares on issue; 2006: 165,200)	1,652	1,652
Asia Pacific Transport Pty Ltd (165,200 shares on issue; 2006: 165,200)	1,652	1,652
Other contributed equity (i)	50,222,089	35,991,734

	350,234,247	336,003,892

Voting rights are in proportion to equity interests.

(i)	Refer note 22.

The accompanying notes form part of these financial statements.	146

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 14: Commitments

		Unaudited
		June 2007	June 2006
		$	$

a.	Operating lease commitments
	Non-cancellable operating leases contracted for but not capitalised in the financial statements.
	Payable:
	– not later than 1 year	7,873,140	2,556,996
	– later than 1 year but not later than 5 years	10,481,009	3,236,994
	– later than 5 years	26,837,343	—

		44,991,492	5,793,990

b.	Capital Expenditure Commitments

	Contracted for:
	– plant and equipment purchases	—	5,145,947
	– capital expenditure projects	3,302,000	—

		3,302,000	5,145,947

	Payable:
	– not later than 1 year	3,302,000	5,145,947
	– later than 1 year and not later than 5 years	—	—

		3,302,000	5,145,947

c.	Finance Lease Commitments
	Payable:
	– not later than 1 year	—	55,788
	– later than 1 year but not later than 5 years	—	—
	– later than 5 years	—	—

		—	55,788
	Less: future lease finance charges	—	2,974

		—	52,814

	Lease liabilities provided for in the financial statements:
	Current	—	52,814
	Non-current	—	—

	Total lease liability	—	52,814

d.	Other Commitments
	Contracted for:	43,139,494	45,385,613

	Payable:
	– not later than 1 year	12,348,387	8,026,119
	– later than 1 year and not later than 5 years	11,620,308	15,079,700
	– later than 5 years	19,170,799	22,279,794

		43,139,494	45,385,613

These include commitments to the Sponsors for professional services which are conditional on funds being available and lapse in 2008.

The accompanying notes form part of these financial statements.	147

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 15: Contingent liabilities
The representatives are not aware of any circumstances or information that would lead them to believe that the entity has a material contingent liability.
Note 16: Events subsequent to balance date
The Consortium will present a plan to the Senior Banks in 2008 to restructure, refinance or sell the business under its obligations in the Standstill Agreement. The Consortium continues to meet all of its obligations under the Standstill Agreement.
Other than noted in this section, there has not arisen in the interval between the end of the financial year and the date of this report any item, transaction or event of a material and unusual nature likely, in the opinion of the representatives of the joint venture and the directors of the companies, to affect significantly the operations of the Consortium, results of those operations, or the state of affairs of the Consortium, at 30 June 2007.

The accompanying notes form part of these financial statements.	148

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
Note 17: Related party transactions
Due to the size and complexity of the Project, there are a large number of parties involved. The following diagram summarises the structure and the significant entities:
Unaudited
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
Equity Investors
•	Sponsors, comprising subsidiary companies of the following groups:
•	Kellogg Brown & Root

•	John Holland Group Pty Ltd *(part of the Leighton Group)

•	Barclay Mowlem (Asia) Limited *(part of Carillion plc)

•	Macmahon Holdings Limited *

•	GWI Holdings Pty Ltd (the owner of Australia Southern Railroad Pty Ltd)
•	Institutions
•	MLC Investment Limited

•	Colonial Investment Services Limited *

•	Northern Territory Government #

•	Perpetual Investments
•	Aboriginal corporations

The accompanying notes form part of these financial statements.	149

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
•	Northern Aboriginal Investment Corporation Pty Limited

•	Centrecorp Aboriginal Investment Corporation Pty Ltd

*	Also participate in Tier 1 Mezzanine debt on the same terms as other Noteholders.

#	Also participates in Tier 2 Mezzanine debt on the same terms as other Noteholders.
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
Contracts entered into by this entity and related entities with shareholders as executed in 2001 on commercial terms with review and approval from all shareholders and the Senior Banks are as follows:
GWA/ASR, subsidiary of ARG (GWI)
(Rail Operations & Rolling Stock Services)
2007 expense $19,617,401 2006 expense $16,034,544, 2005 expense $18,990,468
Accrued creditor as at 30 June 2007 of $338,533
BJB (joint venture of KBR, Laing O’Rourke & John Holland)
(Track Maintenance & Capital Expenditure)
2007 expense $10,212,413, and accrued creditor as at 30 June 2007 of $1,055,784
2006 expense $9,707,046, and accrued creditor as at 30 June 2006 of $853,553

The accompanying notes form part of these financial statements.	150

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
2005 expense $8,945,380
KBR services 2007 expense $93,049, and accrued creditor as at 30 June 2007 of $3,480.
Note 18: Segment reporting
The entity has been contracted by the AustralAsia Railway Corporation to undertake, build, own and operate the Adelaide to Darwin Rail Project. It therefore operates in one business and one (Australia) geographical segment.
Note 19: Cash flow information

		Unaudited		Unaudited
		June 2007	June 2006	June 2005
	Note	$	$	$

a. Reconciliation of Cash
Cash at the end of the financial year as shown in the Statement of Cash Flows is reconciled to the related items in the balance sheet as follows:

Cash on hand		400	400	—
At call deposits with financial institutions		20,786,621	28,589,538	21,912,745

		20,787,021	28,589,938	21,912,745

b. Reconciliation of Cash Flow from Operations with Loss after income tax.

Loss after income tax		(74,945,668)	(156,139,018)	(53,935,761)
Non-cash flows in profit
— (Profit)/Loss on sale of non-current assets		817,110	1,882	7,791
— Depreciation and amortization		18,454,203	18,071,565	17,202,137
— Impairment of fixed assets		—	87,570,180	3,052,049
— Accrued interest		41,161,757	29,872,657	10,841,269
Changes in assets and liabilities, net of the effects of purchase and disposals of subsidiaries:
— Decrease/(Increase) in receivables		(1,423,110)	(1,427,654)	(3,687,166)
— Decrease/(Increase) in materials and supplies		116,743	338,272	(3,687,166)
— Decrease/(Increase) in prepayments		(2,980,525)	(727,565)	865,560
— (Decrease)/Increase in payables		4,851,329	305,924	4,601,873
— (Decrease)/Increase in provisions		68,744	127,991	(88,125)

Cash flows from operations		(13,879,417)	(22,005,766)	(21,140,373)

Note 20: Financial instruments
a.	Interest rate risk

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

The accompanying notes form part of these financial statements.	151

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
The entity adopts a policy of ensuring that 100% of its exposure to changes in interest rates on senior debt borrowings is on a fixed rate basis for the period up to June 2011 (except Tranche C — June 2009). Interest rate swaps, denominated in Australian dollars, have been entered into to achieve this fixed rate exposure within the entity’s policy (refer to table below).

The entity classifies interest rate swaps as cash flow hedges and states them at fair value. The fair value of swaps is recognised at $6.3m (refer Notes 10 and 12) and consists of five sets of swaps on three tranches of debt (floating for fixed), with notional principals at 30 June 2006 as follows:

Senior Debt Tranche C	$109,020,000 (6.939% plus 1.65% margin, termination date 31 March 2009)

Senior Debt Tranche D	$169,560,395 (7.022% plus 1.65% margin, termination date 31 March 2011)

Rolling Stock Debt Tranche E (Hedge 1)	$36,499,449 (6.222% plus 1.65% margin, termination date 30 June 2011)

Rolling Stock Debt Tranche E (Hedge 2)	$7,305,996 (6.160% plus 1.65% margin, termination date 30 June 2011)

Rolling Stock Debt Tranche E (Hedge 3)	$5,279,444 (6.025% plus 1.65% margin, termination date 30 June 2011)
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

b.	Fair values

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

c.	Financing arrangements

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

The accompanying notes form part of these financial statements.	152

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
financiers in order to manage interest rate exposures, as noted in 20(a) above. Senior debt has been hedged 100% (refer Note 16 ‘Key principles of Phase 2’ for comment on reduction from 100% post balance date) from April 2001 for a period of ten years (except tranche C; 8 years). Thereafter hedging will be on a rolling basis. The financing arrangements were amended on 14 March 2005 with a $46.2 million facility provided by shareholders in the form of loan notes (Senior OpCo Series 1) Subsequent Events note.

	Amount	Interest
	($ million)	rate %		Profile

Facilities arranged by APT JV:
OpCo Notes (a)	94.9	15.0%		Repayable based on financial performance as per Agreement
Senior OpCo Series 1 Notes (a)	46.2	18.0%		Repayable based on financial performance as per Agreement
WCN Notes	14.4	18.0%		Repayable based on financial performance as per Agreement

Corporation loan (subordinated)	50.0	0 to 5% depends on profitability		Repayable based on financial performance with reference to benchmarks, as per Note 11(i)

Facilities arranged by APTF:
Senior C — Bullet	109.0	8.589	(b)	Interest only to March 2009, then bullet payment at March 2009.
Senior D — Amortising	185.3	8.672	(b)	Originally interest only to March 2006, then amortised up to March 2016. Principal payments deferred from December 2006 to December 2008, inclusive.
Senior E — Rolling stock	54.9	7.830	(b)	Originally interest only to March 2006, then amortised up to March 2016. Principal payments deferred from December 2006 to December 2008, inclusive.
Tier 1 mezzanine	78.5	14.060	(c)	Interest only to March 2012, then amortises up to March 2017, with $52.1 million bullet payment. Interest capitalises if not paid.
Tier 2A mezzanine	16.4	12.00		Interest free to March 2006, then interest only up to March 2017, then amortises up to March 2024. Interest capitalises if not paid. Rate changes post March 2012 to BBR+ 6%.

Tier 2B mezzanine	10.1	12.060		Interest free to March 2006, then interest only up to March 2017, then amortises up to March 2024. Interest capitalises if not paid.

Working capital	2.0	8.050		Available up to March 2016

For amounts drawn down/advanced as at 30 June 2006 and 30 June 2007, refer note 12.

(a)	OpCo notes are related party notes redeemable at the end of the Concession Period (see Note 17). Interest at a rate of 15% only accrues, and is only payable, if there is available cash (as defined in the Agreement) after servicing Senior OpCo notes. Senior OpCo Series 1 notes are interest bearing (18% coupon), also redeemable at the end of the Concession Period. Interest is payable quarterly. Senior OpCo Series 2 notes have the same terms as Senior OpCo Series 1 notes and are issued in lieu of interest on the latter in the event that available cash (as defined in the Agreement) is not sufficient to meet the quarterly interest payments due.

(b)	Includes 1.65% swap margin as referred to in note 20(a).

(c)	Includes 5.5% margin as per Mezzanine Agreements. A 2% penalty rate also applies in Event of Default.
Covenants
Senior debt is subject to certain covenants. Compliance with certain covenants (including debt service coverage ratio, debt service reserve and capital expenditure reserve bank account minimum balances and hedging requirements) have been waived over the duration of the standstill period as described in Note 16.

The accompanying notes form part of these financial statements.	153

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report
Financial statements for the year ended 30 June 2007
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
Note 21: Entity details
The registered office and principal place of business of the entity is:
1 Station Place, Hindmarsh, South Australia 5000
Note 22: Prior Year Changes in Accounting Policies
Fair value loans
In the 2006 financial year the entity adopted AASB 132 Financial Instruments: Presentation and Disclosure and AASB 139 Financial Instruments: Recognition and Measurement. This change in accounting policy has been adopted in accordance with the transition rules contained in AASB 1 which does not require the restatement of comparative information for financial instruments within the scope of AASB 132 and AASB 139.
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
OpCo Notes
The OpCo Notes were issued pursuant to the Equity Subscription Deed to equity holders of the consortium in May 2003, with further issuances in December 2003, April 2004, July 2004 and 2005. The notes have a stated interest rate of 15%, however interest only accrues, and is only payable, in the event of ‘free cash’ (as defined in the Equity Subscription Deed). In accordance with AASB 132 and AASB 139, the OpCo Notes are a financial liability and interest must be charged to the income statement (at a rate of 15%). The Consortium has not generated ‘free cash’ at any period through 30 June 2006.
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

The accompanying notes form part of these financial statements.	154

APT JV Consortium Combined Financial Report

Note 23: Significant Accounting Policy Differences between AIFRS and U.S. GAAP
In Australia, financial statements are required to be prepared in accordance with Australian Accounting Standards, adopted by the Australian Accounting Standards Board (“AASB”) (“Australian GAAP)”.
With effect for periods ending after 1 January 2005 International Financial Reporting Standards (“IFRS”) form the basis of Australian Accounting Standards (“AASBs”) adopted by the AASB and for the purpose of this report are called Australian equivalents to IFRS (“AIFRS”) to distinguish from previous Australian GAAP. During the transition to AIFRS, the consolidated entity elected not to restate the 2005 comparatives for AASB 139: Financial instruments: Recognition and Measurement and AASB 132: Financial Instruments: Presentation. This is explained in note 22. The financial statements of the Consortium for the years ended 30 June 2007, 2006, and 2005 comply with IFRSs and interpretations adopted by the International Accounting Standards Board.
AIFRS differs in certain material respects from US GAAP. A description of material differences between AIFRS and US GAAP applicable to the Consortium as of, and for the years ended 30 June 2007 and 2006 and 2005 is set out below:
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

The accompanying notes form part of these financial statements.	155

APT JV Consortium Combined Financial Report

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
As explained above, the Consortium elected not to early adopt AASB 132 and AASB 139 for the 2005 comparative financial statements. Accordingly, in the 2005 comparative period, under previous Australian GAAP, derivatives outstanding at the balance sheet date were not recognised. Gains and losses on interest rate swaps were recognised as part of interest expense when settled (quarterly).
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
Under US GAAP all derivative financial instruments are recognised as assets or liabilities at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended used of the derivative and the resulting designation. The Consortium did not formally designate hedging relationships under US GAAP. Accordingly, in the 2005 comparative period, derivative financial instruments would have been measured at fair value under US GAAP with no derivatives qualifying for hedge accounting.
Certain instruments the Consortium designated as hedges under AIFRS would not have qualified for hedge accounting under US GAAP and, accordingly changes in fair value would have been recognised in the income statement rather than in equity (hedge reserve). The impact is to reduce net income. There is no impact on net equity.
(E) Start up costs
Under AIFRS the Consortium capitalizes as part of property, plant and equipment, costs associated with start-up activities relating to the Project which were incurred prior to commissioning date. These capitalized costs are depreciated in subsequent years. Under US GAAP, costs of start-up activities are expensed as incurred.

The accompanying notes form part of these financial statements.	156

APT JV Consortium Combined Financial Report

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
(H) Non-interest bearing loan
The AustralAsia Railway Corporation provided the Consortium with a Corporate loan (subordinated) of $50 million in 2001 (refer note 22). Repayment of this loan is to occur at the end of the Concession period in 2054. Interest only accrues, and is only payable, if certain EBITDA targets are met. As described in Note 11, the likelihood of achieving these targets is remote, and therefore the loan is considered non-interest bearing.
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
(I) Recent Changes to US GAAP
In June 2006, FASB Interpretation No. 48 ‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’ (FIN 48) was issued. FIN 48 states that the evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for periods ending after December 15 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained

The accompanying notes form part of these financial statements.	157

APT JV Consortium Combined Financial Report

earnings. The adoption of FIN 48 has not resulted in any material impact on the Consortium as it relates to its financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. Accordingly, the adoption of this Statement is not expected to have a material impact on the Consortium’s financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Currently, the adoption of this Statement is not expected to have a material impact on the Consortium’s financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, early adoptions is prohibited. Currently this statement is not expected to have a significant impact on the Consortium’s financial position, results of operations and cash flows. A significant impact may however be realized on any future acquisitions by the Consortium. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. We are currently evaluating the impact the adoption of SFAS 160 will have on the Consortium’s financial position, results of operations and cash flows.

The accompanying notes form part of these financial statements.	158

APT JV Consortium Combined Financial Report

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 26, 2008
KBR, INC.
	By:	/s/ WILLIAM P. UTT
William P. Utt
President and Chief Executive Officer

Dated: February 26, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ WILLIAM P. UTT William P. Utt	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ CEDRIC W. BURGHER Cedric W. Burgher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. GANN, JR. John W. Gann, Jr.	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ W. FRANK BLOUNT W. Frank Blount.	Director

/s/ LOREN K. CARROLL Loren K. Carroll	Director

/s/ JEFFREY E. CURTISS Jeffrey E. Curtiss	Director

/s/ JOHN R. HUFF John R. Huff	Director

/s/ LESTER L. LYLES Lester L. Lyles	Director

/s/ RICHARD J. SLATER Richard J. Slater	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement relating to the sale and purchase of the entire issued share capital of Devonport Management Limited by and among KBR, Inc., Kellogg Brown & Root Holdings (U.K.) Limited, Balfour Beatty plc, The Weir Group plc, and Babcock International Group plc, dated May 10, 2007 (incorporated by reference to Exhibit 10.7 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-3492)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2007; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.3 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.4
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.8
Five Year Revolving Credit Agreement, dated as of December 16, 2005, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and the Issuing Banks party thereto, Citibank, N.A. (“Citibank”), as Paying Agent, and Citibank and HSBC Bank USA, National Association, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.30 to Halliburton Company’s Annual Report on Form 10-K for the year ended December 31, 2005; File No. 001-03492)

10.9
Amendment No. 1 to the Five Year Revolving Credit Agreement, dated as of April 13, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.9 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

Exhibit
Number	Description

10.10
Amendment No. 2 to the Five Year Revolving Credit Agreement, dated as of October 31, 2006, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.24 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.11
Amendment No. 3 to the Five Year Revolving Credit Agreement, dated as of January 11, 2008, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 17, 2008; File No. 1-33146 )

10.12+
Employment Agreement, dated as of April 3, 2006, between William P. Utt and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.15 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.13+
Employment Agreement, dated as of November 7, 2005, between Cedric W. Burgher and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.16 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.14+
Employment Agreement, dated as of August 1, 2004, between Bruce A. Stanski and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.17 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.15	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.16+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.17+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.18+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.19+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.20+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.21+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.22+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.23+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.24+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.25+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.26+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.27+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.28+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

Exhibit
Number	Description

10.29+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.30+
Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP — Houston, Texas

23.2	Consent of KPMG — Adelaide, South Australia

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contracts or compensatory plans or arrangements