Form 10-Q
period 2008-03-31
KBR, INC.
filed 2008-05-02
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes    ☒      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐      No    ☒

As of April 28, 2008, 169,788,952 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

KBR, Inc.

Index

Forward-Looking and Cautionary Statements

This report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations and backlog information.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2007 Annual Report on Form 10-K contained in Part I under “Risk Factors”.

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Services	$2,498	$2,029
Equity in earnings (losses) of unconsolidated affiliates, net	21	(2)
Total revenue	2,519	2,027
Operating costs and expenses:
Cost of services	2,309	1,925
General and administrative	56	57
Total operating costs and expenses	2,365	1,982
Operating income	154	45
Interest income (expense), net	16	13
Foreign currency losses, net	(3)	(3)
Income from continuing operations before income taxes and minority interest	167	55
Provision for income taxes	(60)	(26)
Minority interest in net income of subsidiaries	(9)	(5)
Income from continuing operations	98	24

Income from discontinued operations, net of tax provision of $0 and $(5)	-	4
Net income	$98	$28
Basic income per share (1):
Continuing operations	$0.58	$0.14
Discontinued operations, net	-	0.02
Net income per share	$0.58	$0.17
Diluted income per share (1):
Continuing operations	$0.58	$0.14
Discontinued operations, net	-	0.02
Net income per share	$0.58	$0.17
Basic weighted average common shares outstanding	169	168
Diluted weighted average common shares outstanding	170	168
Cash dividends declared per share	$0.05	$-

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and equivalents	$1,927	$1,861
Receivables:
Notes and accounts receivable (less allowance for bad debts of $22 and $23)	946	927
Unbilled receivables on uncompleted contracts	765	820
Total receivables	1,711	1,747
Deferred income taxes	178	165
Other current assets	279	282
Current assets related to discontinued operations	-	1
Total current assets	4,095	4,056
Property, plant, and equipment, net of accumulated depreciation of $233 and $227	220	220
Goodwill	251	251
Equity in and advances to unconsolidated affiliates	205	294
Noncurrent deferred income taxes	134	139
Unbilled receivables on uncompleted contracts	137	196
Other assets	225	47
Total assets	$5,267	$5,203
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,196	$1,117
Due to Halliburton, net	13	16
Advanced billings on uncompleted contracts	586	794
Reserve for estimated losses on uncompleted contracts	118	117
Employee compensation and benefits	326	316
Other current liabilities	309	262
Current liabilities related to discontinued operations	8	1
Total current liabilities	2,556	2,623
Noncurrent employee compensation and benefits	71	79
Other noncurrent liabilities	175	151
Noncurrent income tax payable	82	78
Noncurrent deferred tax liability	46	37
Total liabilities	2,930	2,968
Minority interest in consolidated subsidiaries	(27)	(32)
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, $0.001 par value, 300,000,000 shares authorized, 169,776,917 and 169,709,601 issued and outstanding	-	-
Paid-in capital in excess of par value	2,076	2,070
Accumulated other comprehensive loss	(119)	(122)
Retained earnings	407	319
Total shareholders’ equity and accumulated other comprehensive loss	2,364	2,267
Total liabilities, minority interest , shareholders’ equity and accumulated other comprehensive loss	$5,267	$5,203

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007 (Restated See Note 1)
Cash flows from operating activities:
Net income	$98	$28
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	8	13
Equity earnings from unconsolidated affiliates	(21)	(14)
Distribution of earnings from unconsolidated affiliates	41	47
Deferred income taxes	19	3
Impairment of equity method investments	-	18
Other	(31)	19
Changes in operating assets and liabilities:
Receivables	(14)	(223)
Unbilled receivables on uncompleted contracts	68	(48)
Accounts payable	71	(100)
Advanced billings on uncompleted contracts	(234)	197
Accrued employee compensation and benefits	9	24
Reserve for loss on uncompleted contracts	1	(32)
Collection of advances to unconsolidated affiliates, net	70	-
Other assets	(94)	9
Other liabilities	77	40
Total cash flows provided by (used in) operating activities	68	(19)
Cash flows from investing activities:
Capital expenditures	(8)	(12)
Other investing activities	(7)	(1)
Total cash flows used in investing activities	(15)	(13)
Cash flows from financing activities:
Payments to (from) Halliburton, net	-	(123)
Payments on long-term borrowings	-	(5)
Net proceeds from issuance of common stock	1	-
Excess tax benefits from stock-based compensation	1	-
Payments of dividends to minority shareholders	(9)	(14)
Total cash flows used in financing activities	(7)	(142)
Effect of exchange rate changes on cash	20	-
Increase (decrease) in cash and equivalents	66	(174)
Cash and equivalents at beginning of period	1,861	1,461
Cash and equivalents at end of period	$1,927	$1,287
Noncash financing activities
Cash dividends declared	$9	$-

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, KBR) is a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer a wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures.  See Note 5 for financial information about our reportable business segments.

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 as an indirect, wholly owned subsidiary of Halliburton. KBR, Inc. was formed to own and operate KBR Holdings, LLC (“KBR Holdings”).  In November 2006, we completed an initial public offering of 32,016,000 shares of our common stock (the “Offering”) at $17.00 per share.

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

On June 28, 2007, we completed the disposition of our 51% interest in Devonport Management Limited (“DML”) to Babcock International Group plc. In connection with the sale of our 51% interest in DML, we received $345 million in cash proceeds, net of direct transaction costs, resulting in a gain of approximately $101 million, net of tax of $115 million.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of DML for the prior period have been reported as discontinued operations.  See Note 17 Discontinued Operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2008 or any other future periods.

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

Index

Our condensed consolidated financial statements reflect all costs of doing business, including certain costs incurred by Halliburton on KBR’s behalf through the date of our separation from Halliburton. Such costs have been charged to KBR in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

Revisions. Our prior period consolidated statements of income have been revised to reclassify certain overhead expenses within general and administrative expenses rather than within cost of services to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed.  See Note 5 for financial information about our reportable business segments and how indirect costs are managed. There was no impact on net income as previously reported in the consolidated statements of income, or on the consolidated balance sheets or the consolidated statements of cash flows, as a result of these revisions.  A summary of the financial statement line items affected by the revisions is presented below.

	For the three months ended March 31, 2007 (1)
In millions	As Previously Reported	As Revised
Cost of service	$1,953	$1,925
General and administrative	$29	$57
______________________

(1)   The amounts in the table above are reflective of the sale of our 51% interest in DML which occurred in the second quarter of 2007.  All prior periods have been reported as discontinued operations.  See Note 17 Discontinued Operations.

Restatement of Statement of Cash Flows. The amounts presented in the statement of cash flows for the three months ended March 31, 2007 have been restated to correct an immaterial misclassification of certain items between Cash flows from operating activities and Effect of exchange rate changes.  The misclassification resulted in a $16 million overstatement of changes in Accounts payable within Cash flows from operating activities with an offsetting understatement in the same amount in the Effect of exchange rate changes.  The restatement did not result in a change to the net income for the three months ended March 31, 2007, a change to our balance sheet as of March 31, 2007 or a change in the net increase in cash for the three months ended March 31, 2007.

Note 2. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended
	March 31,
Millions of shares	2008	2007
Basic weighted average common shares outstanding	169	168
Dilutive effect of:
Stock options and restricted shares	1	—
Diluted weighted average common shares outstanding	170	168

No adjustments to net income were made in calculating diluted earnings per share for the three months ended March 31, 2008 and 2007.

Index

Note 3.  Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts recorded as “Unbilled work on uncompleted contracts” as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
Millions of dollars	2008	2007
Probable unapproved claims	$133	$178
Probable unapproved change orders	5	4
Probable unapproved claims related to unconsolidated subsidiaries	36	36
Probable unapproved change orders related to unconsolidated subsidiaries	1	15

As of March 31, 2008, the probable unapproved claims, including those from unconsolidated subsidiaries, related to five completed contracts.  See Note 8 for a discussion of United States government contract claims, which are not included in the table above.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $133 million and $178 million at March 31, 2008 and December 31, 2007, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently in 2007, we recorded additional losses on this project of approximately $27 million, and approximately $12 million during the first quarter of 2008 bringing our total estimated losses to approximately $51 million.  These additional costs are a result of increased costs of materials and the related costs of freight, installation and other costs.  We are currently in process of further refining the material requirements of the contract and we expect this to be completed by June 30, 2008. We could incur additional costs and losses on this project including costs and losses related to additional materials costs or the related freight and installation costs that may be identified or if our plans to make up lost schedule are not achieved.  As of March 31, 2008, the project was approximately 62% complete.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract was amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006.  The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets.  Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. In the three months ended March 31, 2008, we did not earn any of the incentives available under the provisions of the amended contract.  Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, as defined, all amounts of probable unapproved change order revenue that were previously included in the project estimated revenues are now considered approved. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $52 million and $236 million at March 31, 2008 and December 31, 2007, respectively.

Index

Note 4. PEMEX

In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico. The three contracts are known as EPC 1, EPC 22 and EPC 28, respectively. All three projects encountered significant schedule delays and increased costs due to problems with design work that was the contractual responsibility of PEMEX, late delivery and defects in equipment provided by PEMEX, increases in scope and other changes made by PEMEX. We completed work on EPC 28 and EPC 22 in August 2002 and March 2004, respectively. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production and prior to our completion of our scope of work pursuant to the contract.

In accordance with the terms of each of the contracts, we filed for arbitration with the International Chamber of Commerce (ICC) in 2004 and 2005 claiming recovery of damages of $323 million, $215 million and $142 million for EPC 1, 22 and 28, respectively. PEMEX subsequently filed counterclaims totaling $157 million, $42 million and $2 million for EPC 1, 22 and 28, respectively.

The arbitration hearings for EPC 22 and EPC 28 were held in 2006 and November 2007 for EPC 1. In January 2008, we received payment from PEMEX related to the EPC 22 arbitration award of the ICC panel which was sufficient for recovery of our investment in the note receivable for this contract, as well as $4 million in interest income in the fourth quarter of 2007.  We received notice in February 2008, that the ICC approved the arbitration panel’s decision to award in favor of KBR on the EPC 28 arbitration.  The net award in our favor was approximately $76 million plus accrued interest since 2002 which we estimate ranges between $36 million and $49 million depending on whether interest is calculated on a simple or compound method.  The amount of the award exceeded the book value of our claim receivable and accounts receivable of $61 million related to this project.  As a result, we recorded an increase to revenue and a gain of $51 million.  Although the arbitration award is legally binding and enforceable, we believe collection of the award may not occur in the next 12 months and therefore, we have classified the total $112 million due from PEMEX for EPC 28 as a long term receivable included in “Other assets” on the condensed consolidated balance sheets.  We estimate that the EPC 1 award will be made in the fourth quarter of 2008.

As a result of the arbitration awards for EPC 22 and EPC 28, the costs incurred related to these two projects are no longer considered to be probable claims.  The costs incurred related to EPC 1 continues to be classified as a probable claim receivable. There have been no significant adjustments to the EPC 1 claim amount since 2004.

Based on facts known by us as of March 31, 2008, we believe that the remaining EPC 1 counterclaims referred to above filed by PEMEX are without merit and have concluded there is no reasonable possibility that a loss has been incurred.  No amounts have been accrued for these counterclaims at March 31, 2008.

Note 5.  Business Segment Information

We provide a wide range of services, but the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations.

During the third quarter of 2007, we announced the reorganization of our operations into six business units as a result of a change in operational and market strategies in order to maximize KBR’s resources for future opportunities.  Each business unit has its own leader who reports to our chief executive officer (“CEO”) who is also our chief operating decision maker.  During the fourth quarter of 2007, we completed the reorganization of our monthly financial and operating information provided to our chief operating decision maker and accordingly, we redefined our reportable segments consistent with the financial information that our chief operating decision maker reviews to evaluate operating performance and make resource allocation decisions.  Our reportable segments are Government and Infrastructure, Upstream and Services.  Our segment information has been prepared in accordance SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” and all prior period amounts have been restated to conform to the current presentation.

Index

We reorganized our internal reporting structure based on similar products and services.  The following is a description of our three reportable segments:

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

Intersegment revenues are immaterial.  Our equity in earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue of the applicable segment.

The table below presents information on our business segments.

	Three Months Ended
	March 31
Millions of dollars	2008	2007
Revenue:
Government and Infrastructure	$1,684	$1,457
Upstream	611	392
Services	108	71
Other	116	107
Total revenue	$2,519	$2,027
Operating segment income:
Government and Infrastructure	$80	$70
Upstream	105	20
Services	13	10
Other	9	8
Operating segment income (a)	207	108
Unallocated amounts:
Labor cost absorption (b)	3	(6)
Corporate general and administrative	(56)	(57)
Total operating income	$154	$45
______________________
(a)
Operating segment performance is evaluated by our chief operating decision maker using operating segment income which is defined as operating segment revenue less the cost of services and segment overhead directly attributable to the operating segment.  Operating segment income excludes certain cost of services directly attributable to the operating segment that is managed and reported at the corporate level, and corporate general and administrative expenses.  We believe this is the most accurate measure of the ongoing profitability of our operating segments.

(b)	Labor cost absorption represents costs incurred by our central service labor and resource groups (above)/ under the amounts charged to the operating segments.

Index

Note 6.  Committed Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes.  The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary.  At March 31, 2008 and December 31, 2007, cash and equivalents include approximately $358 million and $483 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 7.  Comprehensive Income

The components of other comprehensive income included the following:

	Three Months Ended
	March 31
Millions of dollars	2008	2007
Net income	$98	$28

Net cumulative translation adjustments	(1)	(1)
Pension liability adjustment	2	5
Net unrealized gains (losses) on investments and derivatives	-	(1)
Total comprehensive income	$99	$31

Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
Millions of dollars	2008	2007
Cumulative translation adjustments	$37	$38
Pension liability adjustments	(155)	(159)
Unrealized gains (losses) on investments and derivatives	(1)	(1)
Total accumulated other comprehensive loss	$(119)	$(122)

Accumulated other comprehensive loss was charged $2 million, net of tax as of January 1, 2008, as a result of the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  See Note 13 for further information.

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

DCAA audit issues

Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (“DCAA”) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are identified during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (“DCMA”). We then work with our customer to resolve the issues noted in the audit report. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable, or, if already reimbursed, the costs must be refunded to the customer. Our revenue recorded for government contract work is reduced for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. We will continue to work with the Army to resolve this issue.  In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the DCAA.  In March 2008, we filed an appeal to the Armed Services Board of Contracts Appeals to recover the amounts withheld. At this time, the likelihood that a loss related to this matter has been incurred is remote.   As of March 31, 2008, we had not adjusted our revenues or accrued any amounts related to this matter.

Index

Dining Facility Support Services. In April 2007, DCAA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our Logcap III contract in Iraq, over-billed for the cost related to the use of power generators. Payments of $13 million were withheld from us.  In the first quarter of 2008, we favorably resolved this matter with the DCAA resulting in the DCAA rescinding its previously issued withholding.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs.  During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer which was received in the first quarter of 2007. Approximately $30 million continues to be withheld from us as of March 31, 2008, of which $17 million was withheld by us from our subcontractor.   We will continue working with the government and our subcontractors to resolve the remaining amounts.  At this time, the likelihood that the loss is in excess of the amount accrued is remote.

Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq.  We responded to the DCAA that our costs are reasonable. In the fourth quarter of 2007, the DCAA suspended $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  In the first quarter of 2008, the DCAA suspended an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter.  We are working with our customer and the DCAA to resolve the issue.  As of March 31, 2008, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms.  However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

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

Transportation costs.  The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act.  Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretation through Federal Acquisition Regulations and the Comptroller General.  As of March 31, 2008, we have accrued an estimate of the amount related to these non-compliant flights with a corresponding reduction to revenue.  At this time, the likelihood that a significant additional loss will be incurred in excess of the amount accrued is remote.  We will continue to work with our customer to resolve this matter.

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

Index

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

We understand that the DOJ, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported related to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury or trial testimony related to some of these matters.

Various Congressional committees have conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq.  We have provided testimony and information for these hearings. We continue to provide information and testimony with respect to operations in Iraq in these Congressional committees, including the House Armed Services Committee.  We have also received Congressional inquiries regarding our offshore payroll structure and whether FICA taxes should have been withheld.  We are currently preparing our response to the inquiries.  We believe we have followed the rules and regulations of the IRS with respect to our payroll withholdings.

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

Claims

We had unapproved claims totaling $68 million at March 31, 2008 and $82 million at December 31, 2007.   The unapproved claims outstanding at March 31, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue.  These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed.  We are currently working with our customer to obtain additional funding for these claims.

In addition, as of March 31, 2008 and December 31, 2007, we had incurred approximately $148 million and $156 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter. We anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

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

Index

Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.” During the fourth quarter of 2006, the DCMA granted, again, continued approval of our government contract purchasing system.

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

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. All employment claims were sent to arbitration under the Company’s dispute resolution program. We believe the relator’s claim is without merit and believe the likelihood that a loss has been incurred is remote.  As of March 31, 2008, no amounts have been accrued.

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgment in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. We believe the relators’ claims are without merit and believe the likelihood that a loss has been incurred is remote. As of March 31, 2008, no amounts have been accrued.

Index

Godfrey Qui Tam suit

In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract.  As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations.  In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit.  In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims.  We filed motions to dismiss and to compel arbitration which were granted on March 13, 2008 for all counts except as to the employment issues which were sent to arbitration.  The relator has filed an appeal.  As formal discovery has not been undertaken, we are unable to determine the likely outcome at this time.  No amounts have been accrued because we cannot determine any reasonable estimate of loss that may have been incurred, if any.

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

The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information which has been furnished regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, Halliburton, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that Halliburton, for itself and all of its subsidiaries, enter into a tolling agreement on behalf of Halliburton and KBR with respect to its investigation.  In 2008, Halliburton entered into tolling agreements with the SEC and the DOJ.  KBR has entered into a tolling agreement with the DOJ and expects to enter into a tolling agreement with the SEC.

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

Index

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

As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made by agents of TSKJ to Nigerian officials. The government has recently confirmed that it has evidence of such payments.  The government has also recently advised Halliburton and KBR that it has evidence of payments to Nigerian officials by another agent in connection with a separate KBR-managed offshore project in Nigeria, and possibly evidence of payments in connection with other projects in Nigeria.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Halliburton is reviewing a number of documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities involve current or former employees or persons who were or are consultants to us, and the investigation is continuing.

In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of Halliburton’s Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In 2006, Halliburton and KBR suspended the services of another agent who, until such suspension, had worked for us outside of Nigeria on several current projects, including a separate KBR managed offshore project in Nigeria, and on numerous older projects going back to the early 1980s. In addition, Halliburton suspended the services of an additional agent on a separate current Nigerian project with respect to which Halliburton has received from a joint venture partner on that project allegations of wrongful payments made by such agent. Until such time as the agents’ suspensions are favorably resolved, KBR will continue the suspension of its use of both of the referenced agents.

Index

A person or entity found in violation of the FCPA could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. In the first quarter of 2008, we had revenue of approximately $1.5 billion from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During the first quarter of 2008, we had revenue of approximately $69 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

Because of the uncertain ultimate resolution of these matters, as of March 31, 2008, we are unable to estimate a range of possible loss related to these matters for all of which we believe we are indemnified.

Index

Halliburton incurred $1 million for expenses relating to the FCPA and bidding practices investigations for the quarter ended March 31, 2007. We do not know the amount of costs incurred by Halliburton following our separation from Halliburton on April 5, 2007. Halliburton did not charge any of these costs to us.  These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us. Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton will continue to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations. We will bear costs associated with monitoring the continuing investigations as directed by Halliburton which include our own separate legal counsel and advisors. For the year ended December 31, 2007, we incurred approximately $1 million in expenses related to monitoring these investigations.  We have incurred less than $1 million in expenses related to monitoring these investigations for the three months ended March 31, 2008.

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

The results of these investigations may have a material adverse effect on our business and results of operations. As of March 31, 2008, we are unable to estimate a range of possible loss related to these matters.

Barracuda-Caratinga project arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil.  We have recorded losses on the project of $19 million and $8 million for the years ended December 31, 2006 and 2005, respectively. No losses have been recorded on the project since 2006.  We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees.  We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras.  Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue.  In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages.  A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008.  The final arbitration hearings have not yet been scheduled.  Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote.  Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position.  KBR incurred legal fees and related expenses of $4 million in 2007, related to this matter.  For the three months ended March 31, 2008 KBR has incurred less than $1 million in legal fees and related expenses related to this matter.

Index

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide.  We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements.  On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.  We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities.  Our estimates are based on the best available information and are updated whenever new information becomes known.  For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs.  This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities.  We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.  At March 31, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $7 million, which represents the low end of the range of possible costs that could be as much as $15 million.

Index

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2008, we had approximately $1 billion in letters of credit and financial guarantees outstanding, of which $485 million were issued under our Revolving Credit Facility. Approximately $499 million of these letters of credit were issued under various facilities and are irrevocably and unconditionally guaranteed by Halliburton.

In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I business unit and all other contracts that were in place as of December 25, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at November 20, 2006, the time of our initial public offering, and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by our customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton.  Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

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

Other commitments

As of March 31, 2008, we had commitments to provide funds of $116 million to related companies, including $108 million related to our privately financed projects. As of December 31, 2007, these commitments were approximately $121 million, including $113 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. At March 31, 2008, approximately $28 million of the $116 million commitments are current.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $26 million and $28 million at March 31, 2008 and December 31, 2007, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 10.  Income Taxes

Our effective tax rate for the three months ended March 31, 2008 and March 31, 2007 was approximately 36% and 47%, respectively.  Our effective tax rate for the first quarter of 2008 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for operating losses incurred on our railroad investment in Australia, and state and other taxes.  Our effective tax rate for the first quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, operating losses from our railroad investment in Australia, and state and other taxes.  Our effective tax rate for continuing operations for 2008 is forecasted to be approximately 38%.

KBR is the parent of a group of our domestic companies which are in the U.S. consolidated federal income tax return of Halliburton through April 5, 2007, the date of our separation from Halliburton. We also file income tax returns in various states and foreign jurisdictions.  With few exceptions, we are no longer subject to examinations by tax authorities for U.S. federal or state or local income tax for years before 2003, or non-U.S. income tax for years before 1998.

Prior to the separation from Halliburton, income tax expense for KBR, Inc. was calculated on a pro rata basis. Under this method, income tax expense was determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group. For the period post separation from Halliburton, income tax expense is calculated on a stand alone basis.

Note 11. Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for interim periods and fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities.  SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.

With its disclosure requirements, SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

		Fair Value Measurements at Reporting Date Using
In millions	March 31,2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$7	$-	$7	$-

Derivative liabilities	$4	$-	$4	$-

Index

We manage our currency exposures through the use of foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries for which we do the majority of our international business.  We utilize derivative instruments to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies, and to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects.  The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flow resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates.  The currency derivative instruments are carried on the condensed consolidated balance sheet at fair value and are based upon market observable inputs.

Note 12.  Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

Brown & Root Condor Spa (“BRC”). BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007, to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million.  In the first quarter of 2007, we recorded an $18 million impairment charge of which $16 million was classified as “Equity in earnings (losses) of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of income.  During the first quarter of 2007, we billed approximately $2 million of services to BRC, which we expensed as a component of “Cost of services”.

Roads project.  During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  The additional interest was purchased from an existing shareholder for approximately $8 million in cash.  As of March 31, 2008, we owned a 33% interest in the joint venture.  The joint venture is considered a variable interest entity; however, we are not the primary beneficiary.  We continue to account for this investment using the equity method of accounting.  In April 2008, we completed the sale of the additional 8% interest in the joint venture to an unrelated party for approximately $9 million.

Note 13.  Retirement Plans

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

The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements were effective for fiscal years ending after December 15, 2006. Accordingly, we adopted the recognition and disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We have transitioned to a fiscal year-end measurement date by continuing to use the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change in lieu of remeasuring plan assets benefit obligations as of the beginning of the year.  As such, the adoption on January 1, 2008, of the measurement date change requirements resulted in a $1 million charge, net of tax to beginning retained earnings.

Index

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008		2007 (1)
Millions of dollars	United States	International	United States	International

Components of net periodic benefit cost:
Service cost	$-	$2	$-	$2
Interest cost	1	25	1	21
Expected return on plan assets	(1)	(28)	(1)	(24)
(Gain)/ loss amortization	-	3	-	-
Recognized actuarial loss	-	-	-	5
Net periodic benefit cost	$-	$2	$-	$4
______________________
(1)
The components of net periodic benefit cost for the prior period exclude pension benefits associated with DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations.

For the three months ended March 31, 2008, we contributed $59 million of the $76 million we currently expect to contribute in 2008 to our international plans.  This contribution amount includes a payment of approximately $54 million to the Kellogg, Brown & Root (UK) Limited Pension Plan, related to a February 2008 agreement-in-principle regarding partial deficit funding for this Plan.   We do not have a required minimum contribution for our domestic plans.  For the three months ended March 31, 2008, we contributed $1 million of the $2 million, we currently expect to contribute to our domestic plans in 2008.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three months ended March 31, 2008 and 2007.

Note 14.  Reorganization of Business Operations

In the fourth quarter of 2006, we committed to a restructuring plan that included broad based headcount reductions deemed necessary to reduce overhead and better position us for the future. In connection with this reorganization, we recorded restructuring charges totaling $5 million for severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. These termination benefits were offered to 139 personnel, with 66 receiving enhanced termination benefits. The terminated personnel were located in the United States and the United Kingdom. Of this amount, $1 million related to our G&I business unit, $1 million to our Upstream business unit and $3 million to general corporate employees.  The restructuring charge was included in “General and administrative” in the statements of income for the year ended December 31, 2006. During the first quarter of 2007, approximately $2 million of the termination benefits were paid.  The remaining balance in the restructuring reserve account included in “Accounts payable” was $3 million as of March 31, 2007.

During the remainder of 2007, approximately $2 million of the remaining termination benefits were paid. Of the total $4 million in termination benefits paid, approximately $1 million related to our G&I business unit, $1 million to our Upstream business unit, and $2 million to general corporate employees.  As of December 31, 2007, all amounts related to the 2006 restructuring had been paid and the balance in the restructuring reserve account included in “Accounts payable” on the consolidated balance sheet was zero.

In the fourth quarter of 2007, we initiated a restructuring whereby we committed to a minor headcount reduction and ceased using certain leased office space.   In connection with this restructuring we recorded charges totaling approximately $5 million of which the majority related to a vacated lease, previously utilized by our G&I division in Arlington.  This amount was included in “Cost of services” in our statements of income for the year ended December 31, 2007.  Less than $1 million consists of standard termination benefits payable to a limited number of corporate and division employees.  These termination costs were included in “General and Administrative” in our statements of income for the year ended December 31, 2007.  The amounts recorded represent the total amounts expected to be incurred in connection with these activities.  During the first quarter of 2008 a portion of the vacated lease charges were amortized and a portion of the termination benefits were paid, each less than $1 million.  The remaining balance in connection with this restructuring reserve was approximately $5 million at March 31, 2008.

Index

Note 15.  Related Party

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 9 for a further discussion of the FCPA investigations and the Barracuda-Caratinga project.

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

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. As of December 31, 2007, most of the corporate service activities have been discontinued and primarily related to human resources and risk management.  In 2008, the only significant corporate service activities relate to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.

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

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2008, we had approximately $1 billion in letters of credit and financial guarantees outstanding of which $468 million related to our joint venture operations, including $205 million issued in connection with the Allenby & Connaught project.  Of the total $1 billion, approximately $499 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton.  In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future.  The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton.  Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

Index

At March 31, 2008 and December 31, 2007, we had a $13 million and $16 million, respectively, balance payable to Halliburton which consists of amounts we owe Halliburton for estimated outstanding income taxes, amounts owed pursuant to our transition services agreement and other amounts.  The balances for these related party transactions are reflected in the consolidated balance sheets as “Due to Halliburton, net”.

All of the charges described above have been included as costs of our operations in these condensed consolidated statements of income. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $53 million and $109 million for the quarters ended March 31, 2008 and 2007, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of income was $8 million for the quarter ended March 31, 2008 and $11 million for the quarter ended March 31, 2007.

Note 16.  New Accounting Standards

In June 2007, the FASB ratified EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends or dividend equivalents that are charged to retained earnings on certain share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   Most of the provisions of SFAS 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  We have not elected to exercise the fair value irrevocable option and as such, the adoption of this Statement did not have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items are affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this Statement will not have an impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact the adoption of this FSP will have on our financial position, results of operations or cash flows.

Index

Note 17. Discontinued Operations

In May 2006, we completed the sale of our Production Services group, which was part of our Services business unit. The Production Services group delivers a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006. During the first quarter of 2007, we settled certain claims and provided an allowance against certain receivables from the Production Services group resulting in a charge of approximately $2 million, net of tax.

On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc. DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML operations, which was part of our G&I business unit, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects. In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML. The sale of DML resulted in a gain of approximately $101 million, net of tax of $115 million in the year ended December 31, 2007.

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations. At March 31, 2008, the condensed consolidated balance sheet consisted of $8 million in Other current liabilities related to discontinued operations.  At December 31, 2007, the condensed consolidated balance sheet consisted of $1 million in current assets related to discontinued operations related to Notes and accounts receivable, and $1 million in Other current liabilities related to discontinued operations.

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our consolidated statements of income, are summarized in the following table:

	Three Months Ended March 31,
Millions of dollars	2008	2007
Revenue	$-	$224
Operating profit	$-	$11
Pretax income	$-	$6

The operating results of DML, which are classified as discontinued operations, and included in our consolidated operating results table above, are summarized in the following table:

	Three Months Ended March 31,
Millions of dollars	2008	2007
Revenue	$-	$224
Operating profit	$-	$15
Pretax income	$-	$10

Index

Note 18. Subsequent Events

In April 2008, we acquired Turnaround Group of Texas, Inc. (“TGI”) and Catalyst Interactive.  TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries.  Catalyst Interactive is an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors.  The total purchase consideration for these two stock purchase transactions totaled approximately $14 million subject to certain indemnification, working capital and contingent consideration holdbacks.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year.  The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2007 Annual Report on Form 10-K.

Revisions

We reclassified certain overhead expenses in our prior period statements of income previously recorded as cost of services to general and administrative expense in our statements of income.  These expenses relate to certain overhead expenses and indirect costs that were previously managed and reported within our business units but are now managed and reported at a corporate level.  These expenses were reclassified to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed.  See Note 1 to the condensed consolidated financial statements for further discussion of this reclassification.

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

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 9 to our condensed consolidated financial statements for a further discussion of the FCPA investigations and the Barracuda-Caratinga project.

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

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. As of December 31, 2007, most of the corporate service activities have been discontinued and primarily related to human resources and risk management.  In 2008, the only significant corporate service activities relate to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.

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

Index

See Note 15 to our condensed consolidated financial statements for further discussion of the above agreements and other related party transactions with Halliburton.

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

Index

In the civil infrastructure sector, there has been a general trend of historic under-investment. In particular, infrastructure related to the quality of water, wastewater, roads and transit, airports, and educational facilities has declined while demand for expanded and improved infrastructure continues to outpace funding. As a result, we expect increased opportunities for our engineering and construction services.

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

LogCap Project. In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at March 31, 2008 was $2.2 billion. During the almost six-year period we have worked under the LogCAP III contract, we have been awarded 75 “excellent” ratings out of 95 total ratings.  We expect to complete all open task orders under our LogCAP III contract during 2008.

In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the third quarter of 2008. In June 2007, we were selected as one of the executing contractors under the LogCAP IV contract to provide logistics support to U.S. Forces deployed in the Middle East. Since the award of the LogCAP IV contract, unsuccessful bidders have brought actions at the GAO protesting the contract award.  The GAO rendered a decision upholding portions of the bid protests.  The DoD had implemented a process to reevaluate the previous contract awards in accordance with the GAO’s decision.  In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract following the DoD’s reevaluation of the award. Despite the award of a portion of the LogCAP IV contract and extension of our LogCAP III contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide. However, as a result of the surge of additional troops in 2007 and extended tours of duty in Iraq, we expect the decline may occur more slowly than we previously expected.

Allenby & Connaught project.  In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. Our Venture’s business unit manages KBR’s equity interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. At March 31, 2008, we indirectly owned a 45% interest in Aspire Defence.  In addition, at March 31, 2008, we owned a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of March 31, 2008, our performance through the construction phase is supported by $205 million in letters of credit and surety bonds totaling $216 million, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors, including us, and the issuance of publicly held senior bonds.

Skopje Embassy Project.  In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently in 2007, we recorded additional losses on this project of approximately $27 million, and approximately $12 million during the first quarter of 2008 bringing our total estimated losses to approximately $51 million.  These additional costs are a result of increased costs of materials and the related costs of freight, installation and other costs.  We are currently in process of further refining the material requirements of the contract and we expect this to be completed by June 30, 2008. We could incur additional costs and losses on this project including costs and losses related to additional materials costs or the related freight and installation costs that may be identified or if our plans to make up lost schedule are not achieved.  As of March 31, 2008, the project was approximately 62% complete.

Index

Upstream Business Unit Activity

Our Upstream business unit provides a full range of services for large, complex upstream projects, including liquefied natural gas (“LNG”), gas-to-liquids (“GTL”), onshore oil and gas production facilities, offshore oil and gas production facilities, including platforms, floating production and subsea facilities, and onshore and offshore pipelines. In gas-to-liquids, we are leading the construction of two of the world’s three gas-to-liquids projects under construction or start-up, the size of which exceeds that of almost any other in the industry. Our Upstream business unit has designed and constructed some of the world’s most complex onshore facility and pipeline projects and, in the last 30 years, more than half of the world's operating LNG liquefaction capacity. In oil & gas, we provide integrated engineering and program management solutions for offshore production facilities and subsea developments, including the design of the largest floating production facility in the world to date.

Skikda project.  During the third quarter of 2007, we were awarded the engineering, procurement and construction (“EPC”) contract for the Sonatrach Skikda LNG project, to be constructed at Skikda, Algeria.  In addition to performing the EPC work for the 4.5 million metric tons per annum LNG train, we will execute the pre-commissioning and commissioning portion of the contract.  The contract has an approximate value of $2.8 billion.  As of March 31, 2008 the Skikda project was approximately 16% complete.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets.  Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. In the three months ended March 31, 2008, we did not earn any of the incentives available under the provisions of the amended contract.  Because our amended agreement with the client provides that we will be reimbursed for our actual costs incurred, as defined, all amounts of probable unapproved  change  order revenue that  were  previously  included  in  the  project  estimated  revenues  are  now considered approved. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project was $52 million and $236 million at March 31, 2008 and December 31, 2007, respectively.

Brown & Root Condor Spa (“BRC”). BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007 to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million.  In the first quarter of 2007, we recorded an $18 million impairment charge, of which $16 million was classified as “Equity in earnings (losses) of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of income.  During the first quarter of 2007, we billed approximately $2 million of services to BRC, which we expensed as a component of “Cost of services”.

Index

Results of Operations

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$1,368	$1,142	$226	20%
U.S. Government —Americas Operations	121	188	(67)	(36)%
International Operations	195	127	68	54%
Total G&I	1,684	1,457	227	16%
Upstream:
Gas Monetization	445	282	163	58%
Offshore	137	83	54	65%
Other	29	27	2	7%
Total Upstream	611	392	219	56%
Services	108	71	37	52%
Downstream	100	85	15	18%
Technology	19	28	(9)	(32)%
Ventures	(3)	(6)	3	50%
Total revenue	$2,519	$2,027	$492	24%
______________________
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

Index

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$69	$65	$4	6%
U.S. Government —Americas Operations	1	17	(16)	(94)%
International Operations	39	23	16	70%
Total job income	109	105	4	4%
Divisional overhead	(29)	(35)	6	17%
Total G&I business unit income	80	70	10	14%
Upstream:
Gas Monetization	41	38	3	8%
Offshore	67	12	55	458%
Other	8	(19)	27	142%
Total job income	116	31	85	274%
Divisional overhead	(11)	(11)	-	-%
Total Upstream business unit income	105	20	85	425%
Services:
Job income	16	13	3	23%
Divisional overhead	(3)	(3)	-	-%
Total Services business unit income	13	10	3	30%
Downstream:
Job income	12	6	6	100%
Divisional overhead	(4)	(4)	-	-%
Total Downstream business unit income	8	2	6	300%
Technology:
Job income	10	16	(6)	(38)%
Divisional overhead	(5)	(5)	-	-%
Total Technology business unit income	5	11	(6)	(55)%
Ventures:
Job income (loss)overhead	(3)	(5)	2	40%
Divisional overhead	(1)	-	(1)	-%
Total Ventures business unit income (loss)	(4)	(5)	1	20%
Total business unit income	$207	$108	$99	92%
Unallocated amounts:
Labor costs absorption (1) overhead	3	(6)	9	150%
Corporate general and administrative	(56)	(57)	1	2%
Total operating income	$154	$45	$109	242%
______________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/ under the amounts charged to the operating business units.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Government and Infrastructure. Revenue from our G&I business unit was $1.7 billion and $1.5 billion for the three months ended March 31, 2008 and 2007, respectively. The increase in revenue from our Middle East Operations is largely a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a US military troop surge in the second half of 2007.  We expect to provide services under our LogCAP III contract through 2008.  In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract.  Despite the award of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirements for the types and amounts of services we provide under these programs.  Revenue from our Americas Operations decreased primarily as a result of lower activity on several domestic cost-reimbursable U.S. Government projects including the CENTCOM and Los Alamos projects.  The increase in revenue from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq.

Index

Business unit income was $80 million and $70 million for the three months ended March 31, 2008 and 2007, respectively.  Job income from our International Operations increased due to several projects including increased earnings from the Allenby & Connaught project and the recently awarded project to design, procure and construct facilities for the U.K. MoD in southern Iraq.  The increases in our International Operations were partially offset by an additional job loss of $12 million related to the U.S. embassy project in Skopje, Macedonia recorded during the first quarter of 2008 in our Americas Operations.

Upstream.  Revenue from our Upstream business unit was $611 million and $392 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in revenue is primarily due to increased activity from several Gas Monetization projects including the Escravos GTL, Pearl GTL and Skikda LNG projects.  Revenue from these three projects increased an aggregate $169 million during the first quarter of 2008.  We continue to experience a strong market for gas monetization projects with an increasing number of LNG projects in the development stage.  In addition, we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our three projects performed for PEMEX, EPC 28.

Business unit income was $105 million and $20 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in business unit income was largely driven by a $51 million favorable arbitration award on one of our three PEMEX projects EPC 28.  In addition, in the first quarter of 2007, we recognized an $18 million impairment charge on our net investment in BRC.

Services.  Revenue from our Services business unit was $108 million and $71 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in revenue is primarily due to increases in newly awarded and reoccurring direct construction and modular fabrication services in our Canadian and North American Construction operations.  Revenue from the Shell Scotford Oil Sands project in Canada increased approximately $33 million during the first quarter of 2008.

Business unit income was $13 million and $10 million for the three months ended March 31, 2008 and 2007, respectively.  This increase in business unit income was primarily attributable to our Canadian operations.

Downstream.  Revenue from our Downstream business unit was $100 million and $85 million for the three months ended March 31, 2008 and 2007, respectively.  During the first quarter 2008, revenue increased by approximately $12 million on the Yanbu export refinery and $11 million on the Saudi Kayan olefin projects in Saudi Arabia due to increased activity.  Increase in revenue related to these and other projects were partially offset by a $22 million decrease in revenue during the quarter on the EBIC ammonia plant project in Egypt as it nears completion.

Business unit income was $8 million and $2 million for the three months ended March 31, 2008 and 2007, respectively.  This increase is primarily due to job income from the Yanbu export refinery project which was in the early stages of execution during the first quarter of 2007.  This increase was partially offset by job income losses of approximately $3 million on the Saudi Kayan olefin projects.

Technology.  Revenue from our Technology business unit was $19 million and $28 million for the three months ended March 31, 2008 and 2007, respectively.  Business unit income was $5 million and $11 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in revenue and business unit income is primarily attributable to several projects with lower activity as they are completed or nearly completed as of the first quarter of 2008.  Additionally, we have experienced delays and some cancellations of anticipated refinery project awards.

Ventures.  Revenue from our Ventures business unit was $(3) million and $(6) million for the three months ended March 31, 2008 and 2007, respectively.  Business unit loss was $4 million and $5 million for the three months ended March 31, 2008 and 2007, respectively.  Revenue and business unit loss for the first quarter of 2008 and 2007 are primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Spring-Darwin railroad project in Australia.

Labor cost absorption.  Labor cost absorption was $3 million and $(6) million for the three months ended March 31, 2008 and 2007, respectively.  Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  The decrease in labor cost absorption in the first three months of 2008 compared to the first three months of 2007 was primarily due to decreased volume at MWKL.

Index

General and Administrative expense.  General and administrative expense was $56 million and $57 million for the three months ended March 31, 2008 and 2007, respectively.  Included in the $56 million of general and administrative expense for the three months ended March 31, 2008 are net costs of approximately $7 million which we do not expect to recur, including:  costs incurred with the deployment of our HR/Payroll instance of SAP together with a charge from Halliburton for access to their HR/Payroll system which we have used historically pursuant to the Master Separation agreement, costs accrued for sales and use tax for periods currently under audit partially offset by an adjustment recorded in the first quarter of 2008 for our 2007 short term incentive program reflecting the final determination of certain discretionary amounts made by our compensation committee in the first quarter of 2008 and other adjustments.

Non-operating items.

Net interest income was $16 million for the first three months of 2008 compared to net interest income of $13 million for the first three months of 2007. The increase in net interest income is primarily due to interest income of $4 million recorded in January 2008, related to the payment from PEMEX for the EPC 22 arbitration award. As of March 31, 2008, we had total cash and equivalents of approximately $1.9 billion (including committed cash of $358 million) compared to $1.6 billion as of March 31, 2007.

Provision for income taxes from continuing operations in the first three months of 2008 was $60 million compared to $26 million in the first three months of 2007.  The effective tax rate for the first quarter of 2008 was approximately 36% as compared to a rate of 47% in the first quarter of 2007.  Our effective tax rate for the first quarter of 2008 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for operating losses incurred on our railroad investment in Australia, and state and other taxes.  Our effective tax rate for the first quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, losses from our railroad investment in Australia, and state and other taxes.

 Income from discontinued operations was $0 million and $4 million for the three months ended March 31, 2008 and 2007, respectively.  Discontinued operations represents revenues and gain on the sale of our Productions Services group in May 2006 and the disposition of our 51% interest in DML in June 2007.  Revenues from our discontinued operations were $0 million and $224 million for the three months ended March 31, 2008 and 2007, respectively.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures in our continuing operations totaled $3.0 billion and $3.1 billion at March 31, 2008 and December 31, 2007, respectively. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.1 billion at March 31, 2008 and $3.2 billion at December 31, 2007.

Index

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

Backlog(1)
(in millions)

	March 31, 2008	December 31, 2007
G&I:
U.S. Government - Middle East Operations	$2,200	$1,361
U.S. Government - Americas Operations	564	548
International Operations	2,251	2,339
Total G&I	$5,015	$4,248
Upstream:
Gas Monetization	6,249	6,606
Offshore Projects	123	173
Other	149	118
Total Upstream	$6,521	$6,897
Services	778	765
Downstream	280	313
Technology	111	128
Ventures	735	700
Total backlog for continuing operations	$13,440	$13,051
______________________
(1)
Our G&I business unit’s total backlog from continuing operations attributable to firm orders was $4.8 billion and $4.0 billion as of March 31, 2008 and December 31, 2007, respectively. Our G&I business unit’s total backlog from continuing operations attributable to unfunded orders was $0.2 million as of March 31, 2008 and December 31, 2007.

We estimate that as of March 31, 2008, 51% of our backlog will be complete within one year. As of March 31, 2008, 24% of our backlog for continuing operations was attributable to fixed-price contracts and 76% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through the third quarter of 2008 under the LogCAP III contract in our G&I-Middle East operations. As of March 31, 2008, our backlog under the LogCAP III contract was $2.2 billion.  In July 2007, we were awarded the EPC contract for the Skikda LNG project for approximately $2.8 billion.  As of March 31, 2008, the Skikda backlog was $2.7 billion and was included in our Upstream-Gas Monetization operations.

Liquidity and Capital Resources

At both March 31, 2008 and December 31, 2007, cash and equivalents totaled $1.9 billion, including $358 million and $483 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and other subsidiaries that we consolidate for accounting purposes.  The use of these cash balances in consolidated joint ventures is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures or subsidiaries.  In addition, cash and equivalents includes $231 million and $213 million as of March 31, 2008 and December 31, 2007, respectively, from advanced payments related to a contract in progress that was approximately 16% complete at March 31, 2008. We expect to use the cash and equivalents advanced on this project to pay project costs.

Index

Our Revolving Credit Facility has an $850 million capacity and is available for cash working capital needs and letters of credit to support our operations. Letters of credit issued in support of our operations reduce the Revolving credit Facility capacity on a dollar-for-dollar basis. As of March 31, 2008 we had approximately $485 million of letters of credit outstanding, which reduces the availability under the Revolving Credit Facility to $365 million. In addition, we have approximately $499 million in letters of credit issued under various Halliburton facilities. The letters of credit are irrevocably and unconditionally guaranteed by Halliburton. Under the terms of the master separation agreement, we provide an indemnification to Halliburton in the event of a drawing under these letters of credits.  Also, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under these outstanding credit support instruments. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton.  Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

We are also pursuing several large projects that, if awarded to us will likely require us to issue letters of credit that could be large in amount.

Our business strategy includes our evaluation of strategic acquisitions of other businesses.  We are currently evaluating several opportunities that, if successfully acquired, will require the use of a portion of our existing cash balances.

The current capacity of our Revolving Credit Facility is not adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities and issue letters of credit for projects that we are currently pursuing should they be awarded to us. In addition, we would not be able to make working capital borrowings against the Revolving Credit Facility if the availability is fully reduced by issued letters of credit.  We are currently pursuing expansion of our credit capacity.

Operating activities.  Cash provided by operating activities was $68 million for the first three months of 2008 due mainly to earnings sources including the payment from PEMEX related to the EPC 22 arbitration award of $79 million.  Cash provided by operating activities is net of approximately $60 million of contributions to our international and domestic pension plans made during the first quarter of 2008.  Our working capital requirements for our Iraq-related work decreased from $239 million at December 31, 2007 to $159 million at March 31, 2008, generating cash of $80 million. Cash used by operating activities was $19 million for the first three months of 2007 due mainly to a higher volume of accounts receivable billing on projects and a decrease in accounts payable primarily related to LogCap III, offset slightly by an increase in advanced billings on uncompleted projects.  The increases in accounts receivables and advanced billings on uncompleted projects primarily related to our Escravos project.

Investing activities. Cash used by investing activities was $15 million for the first three months of 2008 compared to $13 million for the first three months of 2007.  Capital expenditures were $8 million and $12 million for the first three months of 2008 and 2007, respectively.  During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  The additional interest was purchased from an existing shareholder for approximately $8 million in cash.  In April 2008, we completed the sale of the additional 8% interest in the joint venture to an unrelated party for approximately $9 million.

Financing activities.  Cash used in financing activities was $7 million for the first three months of 2008 and primarily related to payments of dividends to minority shareholders.  Cash used in financing activities was $142 million for the first three months of 2007, and primarily related to payments made to Halliburton and payment of dividends to minority shareholders.  The payments to Halliburton during the quarter related to various support services provided by Halliburton under our transition services agreement and other amounts.

Further sources of cash.   Future sources of cash include cash flows from operations, including cash advance payments from our customers, and borrowings under our Revolving Credit Facility. The Revolving Credit Facility is available for cash advances required for working capital and letters of credit to support our operations. However, to meet our short- and long-term liquidity requirements, we will primarily look to cash generated from operating activities. As such, we will be required to consider the working capital requirements of future projects.

Index

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.  In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividend payments and various other obligations, as they arise.

As of March 31, 2008, we had commitments to fund approximately $116 million to related companies.  These commitments arose primarily during the start-up of these entities due to the losses incurred by them.  At March 31, 2008, approximately $28 million of the $116 million commitments are current.

We currently expect to contribute approximately $76 million and $2 million to our international and domestic pension plans, respectively, in 2008.  For the three months ended March 31, 2008, we had contributed approximately $59 million and $1 million to our international and domestic pension plans, respectively.

Capital spending for 2008 is expected to be approximately $66 million, and primarily relates to information technology and real estate.

On February 29, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on April 15, 2008 to shareholders of record on March 14, 2008.  The dividend payment was approximately $9 million and is included in other current liabilities as of March 31, 2008.  Any future dividend declarations will be at the discretion of our Board of Directors.

Letters of credit, bonds and financial and performance guarantees. We and Halliburton have agreed that the existing surety bonds, letters of credit, performance guarantees, financial guarantees and other credit support instruments guaranteed by Halliburton will remain in full force and effect following the separation of our companies. In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I business unit and all other contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at the time of our initial public offering and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.

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

Index

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

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At March 31, 2008 and December 31, 2007, we were in compliance with these ratios and other covenants.

Off balance sheet arrangements

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R.  These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $44 million and $30 million at March 31, 2008 and December 31, 2007, respectively. Our equity in earnings (losses) from privately financed project entities totaled $5 million and $(1) million for the quarters ending March 31, 2008 and 2007, respectively.

Other factors affecting liquidity

We had unapproved claims totaling $68 million at March 31, 2008 and $82 million at December 31, 2007.   The unapproved claims outstanding at March 31, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue.  These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed.  We are currently working with our customer to obtain additional funding for these claims.

As of March 31, 2008 and December 31, 2007, we had incurred approximately $148 million and $156 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the U.S. Army for negotiation. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 8 and 9 to the condensed consolidated financial statements.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide.  We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements.  On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.  We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities.  Our estimates are based on the best available information and are updated whenever new information becomes known.  For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs.  This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities.  We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.  At March 31, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $7 million, which represents the low end of the range of possible costs that could be as much as $15 million.

Index

New Accounting Standards

In June 2007, the FASB ratified EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends or dividend equivalents that are charged to retained earnings on certain share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides companies with an option to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   Most of the provisions of SFAS 159 apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  We have not elected to exercise the fair value irrevocable option and as such, the adoption of this Statement did not have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items are affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this Statement will not have an impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact the adoption of this FSP will have on our financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information related to various commitments and contingencies is described in Notes 8 and 9 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

KBR, INC.

/s/ CHARLES E. SCHNEIDER	/s/ JOHN W. GANN, JR.
Charles E. Schneider	John W. Gann, Jr.
Interim Chief Financial Officer	Vice President and Chief Accounting Officer

Date: May 2, 2008