Form 10-Q
period 2008-06-30
KBR, INC.
filed 2008-08-01
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes      ☐        No    ☒

As of July 28, 2008, 169,816,601 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Services	$2,658	$2,114	$5,156	$4,143
Equity in earnings of unconsolidated affiliates, net	-	38	21	36
Total revenue	2,658	2,152	5,177	4,179
Operating costs and expenses:
Cost of services	2,518	2,032	4,827	3,957
General and administrative	52	55	108	112
Gain on sale of assets	(2)	-	(2)	-
Total operating costs and expenses	2,568	2,087	4,933	4,069
Operating income	90	65	244	110
Interest income, net	9	14	25	27
Foreign currency gains (losses), net	1	(2)	(2)	(5)
Other non-operating gains, net	-	1	-	1
Income from continuing operations before income taxes and minority interest	100	78	267	133
Provision for income taxes	(36)	(32)	(96)	(58)
Minority interest in net (earnings) losses of subsidiaries	(16)	4	(25)	(1)
Income from continuing operations	48	50	146	74
Income from discontinued operations, net of tax provision of $0, $(128), $0 and $(133)	-	90	-	94
Net income	$48	$140	$146	$168
Basic income per share (1):
Continuing operations	$0.28	$0.30	$0.86	$0.44
Discontinued operations, net	-	0.54	-	0.56
Net income per share	$0.28	$0.83	$0.86	$1.00
Diluted income per share (1):
Continuing operations	$0.28	$0.30	$0.86	$0.44
Discontinued operations, net	-	0.53	-	0.56
Net income per share	$0.28	$0.83	$0.86	$0.99
Basic weighted average common shares outstanding	169	168	169	168
Diluted weighted average common shares outstanding	171	169	170	169
Cash dividends declared per share	$0.05	$-	$0.10	$-

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and equivalents	$1,556	$1,861
Receivables:
Notes and accounts receivable (less allowance for bad debts of $21 and $23)	1,168	927
Unbilled receivables on uncompleted contracts	829	820
Total receivables	1,997	1,747
Deferred income taxes	138	165
Other current assets	320	282
Current assets related to discontinued operations	—	1
Total current assets	4,011	4,056
Property, plant, and equipment, net of accumulated depreciation of $238 and $227	220	220
Goodwill	258	251
Equity in and advances to unconsolidated affiliates	166	294
Noncurrent deferred income taxes	148	139
Unbilled receivables on uncompleted contracts	136	196
Other assets	239	47
Total assets	$5,178	$5,203
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,183	$1,117
Due to Halliburton, net	18	16
Advanced billings on uncompleted contracts	510	794
Reserve for estimated losses on uncompleted contracts	106	117
Employee compensation and benefits	266	316
Other current liabilities	289	262
Current liabilities related to discontinued operations	6	1
Total current liabilities	2,378	2,623
Noncurrent employee compensation and benefits	85	79
Other noncurrent liabilities	175	151
Noncurrent income tax payable	97	78
Noncurrent deferred tax liability	49	37
Total liabilities	2,784	2,968
Minority interest in consolidated subsidiaries	(17)	(32)
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value, 300,000,000 shares authorized, 169,811,273 and 169,709,601 issued and outstanding	—	—
Paid-in capital in excess of par value	2,082	2,070
Accumulated other comprehensive loss	(117)	(122)
Retained earnings	446	319
Total shareholders’ equity and accumulated other comprehensive loss	2,411	2,267
Total liabilities, minority interest , shareholders’ equity and accumulated other comprehensive loss	$5,178	$5,203

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$146	$168
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	17	24
Equity in earnings of unconsolidated affiliates	(21)	(54)
Deferred income taxes	23	22
Gain on sale of assets, net	—	(216)
Impairment of equity method investments	—	18
Other	(17)	43
Changes in operating assets and liabilities:
Receivables	(234)	(83)
Unbilled receivables on uncompleted contracts	1	249
Accounts payable	63	(122)
Advanced billings on uncompleted contracts	(309)	207
Accrued employee compensation and benefits	(51)	10
Reserve for loss on uncompleted contracts	(12)	(30)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	57	(34)
Distribution of earnings from unconsolidated affiliates	76	70
Other assets	(105)	(58)
Other liabilities	82	180
Total cash flows provided by (used in) operating activities	(284)	394
Cash flows from investing activities:
Capital expenditures	(16)	(23)
Sales of property, plant and equipment	—	1
Acquisition of businesses, net of cash acquired	(11)	—
Disposition of businesses/investments, net of cash disposed	—	334
Other investing activities	3	(1)
Total cash flows provided by (used in) investing activities	(24)	311
Cash flows from financing activities:
Payments to Halliburton, net	—	(123)
Payments on long-term borrowings	—	(7)
Net proceeds from issuance of common stock	2	—
Excess tax benefits from stock-based compensation	2	—
Payment of dividends to shareholders	(9)	—
Payments of dividends to minority shareholders	(12)	(19)
Total cash flows used in financing activities	(17)	(149)
Effect of exchange rate changes on cash	20	(1)
Increase (decrease) in cash and equivalents	(305)	555
Cash and equivalents at beginning of period	1,861	1,461
Cash and equivalents at end of period	$1,556	$2,016
Noncash financing activities
Cash dividends declared	$9	$—

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

Minority interest in consolidated subsidiaries in our condensed consolidated balance sheets principally represents minority shareholders’ proportionate share of the equity in our consolidated subsidiaries. Minority interest in consolidated subsidiaries is adjusted each period to reflect the minority shareholders’ allocation of income or the absorption of losses by the minority shareholders on certain majority-owned, controlled investments where the minority shareholders are obligated to fund the balance of their share of these losses.

Revisions. Our prior period consolidated statements of income have been revised to reclassify certain indirect expenses as components of general and administrative expenses rather than as components of cost of services to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed. See Note 5 for financial information about our reportable business segments and how indirect costs are managed. There was no impact on net income as previously reported in the consolidated statements of income, or on the consolidated balance sheets or the consolidated statements of cash flows, as a result of these revisions. A summary of the financial statement line items affected by the revisions is presented below.

Index

	For the three months ended June 30, 2007		For the six months ended June 30, 2007
Millions of dollars	As Previously Reported	As Revised	As Previously Reported	As Revised
Cost of services	$2,057	$2,032	$4,010	$3,957

General and administrative	$30	$55	$59	$112

Note 2. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2008	2007	2008	2007
Basic weighted average common shares outstanding	169	168	169	168
Dilutive effect of: Stock options and restricted shares	2	1	1	1
Diluted weighted average common shares outstanding	171	169	170	169

No adjustments to net income were required in calculating diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

Note 3. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts that use the percentage of completion method of revenue recognition and the amounts included in “Unbilled receivables on uncompleted contracts” as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
Millions of dollars	2008	2007
Probable unapproved claims	$134	$178
Probable unapproved change orders	1	4
Probable unapproved claims related to unconsolidated subsidiaries	38	36
Probable unapproved change orders related to unconsolidated subsidiaries	1	15

As of June 30, 2008, the probable unapproved claims, including those from unconsolidated subsidiaries, related to five completed contracts. See Note 8 for a discussion of certain United States government contract claims, which are not included in the table above because such contracts are not accounted for using the percentage of completion method.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $133 million and $178 million at June 30, 2008 and December 31, 2007, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Index

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently in 2007, we recorded additional losses on this project of approximately $27 million, and approximately $3 million and $15 million during the three and six months ended June 30, 2008, respectively, bringing our total estimated losses to approximately $54 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs. We could incur additional costs and losses on this project if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to make up lost schedule are not achieved. As of June 30, 2008, the project was approximately 73% complete.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract was amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contact, the first $21 million of incentives earned over the remaining life of the contract are not payable to us.  During the six months ended June 30, 2008, we did not recognize approximately $6 million of incentives earned but not payable under the provisions of the amended contract. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $0 million and $236 million at June 30, 2008 and December 31, 2007, respectively.

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

In accordance with the terms of each of the contracts, we filed for arbitration with the International Chamber of Commerce (ICC) in 2004 and 2005 claiming recovery of damages of $323 million, $215 million and $142 million for EPC 1, 22 and 28, respectively. PEMEX subsequently filed counterclaims totaling $157 million, $42 million and $2 million for EPC 1, 22 and 28, respectively.  The arbitration hearings were held in 2006 for EPC 22 and EPC 28 and in November 2007 for EPC 1. In January 2008, we received payment from PEMEX related to the EPC 22 arbitration award of the ICC panel which was sufficient for recovery of our investment in the note receivable for this contract, as well as $4 million in interest income in the fourth quarter of 2007. We received notice in February 2008, that the ICC approved the arbitration panel’s decision to award in favor of KBR on the EPC 28 arbitration. The net award in our favor was approximately $76 million plus accrued interest since 2002 which we estimate ranges between $36 million and $49 million depending on whether interest is calculated on a simple or compound method. The amount of the award exceeded the book value of our claim receivable and accounts receivable of $61 million related to this project. As a result, we recorded in the first quarter of 2008 an increase to revenue and a gain of $51 million. Although the arbitration award is legally binding and enforceable, we have filed a proceeding in the U.S. to recognize the award. PEMEX has also filed a legal proceeding in Mexico to challenge the award and we have responded.    As a result, we believe collection of the award may not occur in the next 12 months and therefore, we have classified the total $116 million due from PEMEX for EPC 28 as a long term receivable included in “Other assets” on the condensed consolidated balance sheet at June 30, 2008. We estimate that the EPC 1 award will be made in the fourth quarter of 2008.

Index

As a result of the arbitration awards for EPC 22 and EPC 28, the costs incurred related to these two projects are no longer classified as probable claims. The costs incurred related to EPC 1 continues to be classified as a probable claim receivable. There have been no significant adjustments to the EPC 1 claim amount since 2004. Based on facts known by us as of June 30, 2008, we believe that the remaining EPC 1 counterclaims referred to above filed by PEMEX are without merit and have concluded there is no reasonable possibility that a loss has been incurred. No amounts have been accrued for these counterclaims at June 30, 2008.

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

Upstream. Our Upstream reportable segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes LNG and GTL gas monetization facilities, refineries, petrochemical plants, onshore and offshore oil and gas production facilities (including platforms, floating production and subsea facilities), and onshore and offshore pipelines. We provide a complete range of EPC-CS services, as well as program and project management, consulting and technology services.

Services. Our Services reportable segment provides construction and industrial services. Our construction services include major project construction, construction management and module and pipe fabrication services. Our industrial services include routine maintenance small capital and turnaround services as well as the full range of high value services including startup commissioning, procurement support, facility services, supply chain solutions, and electrical and instrumentation solutions. We also provide offshore maintenance and construction services to oil and gas facilities using semisubmersible vessels in the Bay of Campeche through a jointly held venture. Our services are delivered to customers in a variety of industries including the petrochemical, refining, pulp and paper, and energy industries.

Index

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

The table below presents information on our business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Revenue:
Government and Infrastructure	$1,707	$1,482	$3,391	$2,939
Upstream	699	485	1,310	877
Services	129	78	237	149
Other	123	107	239	214
Total revenue	$2,658	$2,152	$5,177	$4,179
Operating segment income:
Government and Infrastructure	$63	$58	$143	$128
Upstream	39	47	144	67
Services	17	17	30	27
Other	21	2	30	10
Operating segment income (a)	$140	$124	$347	$232
Unallocated amounts:
Labor cost absorption (b)	2	(4)	5	(10)
Corporate general and administrative	(52)	(55)	(108)	(112)
Total operating income	$90	$65	$244	$110

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

Note 6. Committed Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At June 30, 2008 and December 31, 2007, cash and equivalents include approximately $211 million and $483 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Index

Note 7. Comprehensive Income

The components of other comprehensive income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Net income	$48	$140	$146	$168

Net cumulative translation adjustments	(1)	(17)	(2)	(18)
Pension liability adjustment	2	95	4	100
Net unrealized gains (losses) on investments and derivatives	1	-	1	(1)
Total comprehensive income	$50	$218	$149	$249

Comprehensive income for the three and six months ended June 30, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML in the second quarter of 2007.

Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
Millions of dollars	2008	2007
Cumulative translation adjustments	$36	$38
Pension liability adjustments	(153)	(159)
Unrealized gains (losses) on investments and derivatives	-	(1)
Total accumulated other comprehensive loss	$(117)	$(122)

Accumulated other comprehensive loss was charged $2 million, net of tax as of January 1, 2008, as a result of the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  See Note 13 for further information.

Note 8. United States Government Contract Work

We provide substantial work under our government contracts with the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP and U.S. Army Europe (“USAREUR”).

Given the demands of working in Iraq and elsewhere for the United States government, we have from time to time, had disagreements or performance issues with the various government customers for which we work.  In such instances, the government retains the right to pursue remedies, which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs incurred under cost-reimbursable contracts. To date, none of our U.S. or any other government contracts have been terminated.  Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations, and cash flow.

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers and others that have arisen out of our work in war zones such as claims for wrongful termination, assaults against employees, personal injury claims by third parties and army personnel, and contractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these types of claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most of these employee claims are subject to binding arbitration. However, an unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Index

DCAA audit issues

Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (“DCAA”) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are identified during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (“DCMA”). We then work with our customer to resolve the issues noted in the audit report. We self-disallow costs that are expressly not allocable to government contracts per the relevant regulations.  However, if our customer or a government auditor forms an opinion that we improperly charged any costs to a contract, these costs, depending on facts and circumstances and the issue resolution process, could become non-reimbursable and in such instances if already reimbursed, the costs must be refunded to the customer. Our revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to dispute issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the Army withheld it’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they would begin making further adjustments equal to 6% of prior and current subcontractor costs unless we provided timely information sufficient to show that such action was not necessary to protect the government’s interest.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. We will continue to work with the Army to resolve this issue. In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the DCMA. In March 2008, we filed an appeal to the Armed Services Board of Contracts Appeals to recover the amounts withheld. At this time, the likelihood that a loss related to this matter has been incurred is remote.  As of June 30, 2008, we had not adjusted our revenues or accrued any amounts related to this matter.

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

Index

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information.  As of June 30, 2008, approximately $55 million of costs have been suspended related to this matter of which $32 million has been withheld by us from our subcontractors.  In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below.  We will continue working with the government and our subcontractors to resolve the remaining amounts.  At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCAA that our costs are reasonable. In the fourth quarter of 2007, the DCMA suspended payment for $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. In the first quarter of 2008, the DCMA suspended payment for an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We are working with our customer and the DCAA to resolve the issue. With respect to questions raised regarding billing in accordance with contract terms, as of June 30, 2008, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

Kosovo fuel. In April 2007, the Department of Justice (“DOJ”) issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the alleged misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves. Neither our client nor the DCAA has indicated any intent to withhold payments from us relating to this matter. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of June 30, 2008, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue.  The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued.  At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued.   We will continue to work with our customer to resolve this matter.

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

We understand that the DOJ, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported related to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury or trial testimony related to some of these and other matters.

Various Congressional committees have conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We continue to provide information and testimony with respect to operations in Iraq in these Congressional committees, including the House Armed Services Committee.  During the first quarter of 2008, we received Congressional inquiries regarding our offshore payroll structure and whether FICA taxes should have been withheld.  We have responded to those inquiries and we believe we have substantially complied with the applicable laws and regulations that pertain to our payroll withholdings. In June 2008, the Heroes Earnings Assistance and Relief Tax (HEART) Act was signed into law and is effective beginning August 1, 2008.  We believe our employees that are U.S. citizens or residents performing services on U.S. government contracts are subject to the HEART Act.  Accordingly, at the effective date we will begin withholding FICA taxes, pay the employer matching of such taxes and charge such costs to our reimbursable contract.  We do not believe that the change in law will have a material impact to our financial position, results of operations, or cash flows.

We have identified and reported to the U.S. Departments of State and Commerce numerous exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan that possibly were not in accordance with the terms of our export license or applicable regulations. However, we believe that the facts and circumstances leading to our conclusion of possible non-compliance are unique and potentially mitigate any possible fines and penalties because the exported items are the property of the U.S. government and are used or consumed in connection with services rendered to the U.S. government.  In addition, we have responded to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. We continue to comply with the requests to provide information under the subpoena. Whereas it is reasonably possible that we may be subject to fines and penalties for possible acts that are not in compliance with our export license or regulations, at this time it is not possible to estimate an amount of loss or range of losses that may have been incurred. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. We are in ongoing communications with the appropriate authorities with respect to these matters.

Claims

We had unapproved claims for costs incurred under various government contracts totaling $70 million at June 30, 2008 and $82 million at December 31, 2007.  The unapproved claims outstanding at June 30, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

In addition, as of June 30, 2008 and December 31, 2007, we had incurred approximately $37 million and $156 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated among the task orders. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter. We anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

Index

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

Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.” During the second quarter of 2008, the DCMA granted, again, continued approval of our government contract purchasing system.

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

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. All employment claims were sent to arbitration under the Company’s dispute resolution program.  We believe the relator’s claim is without merit and believe the likelihood that a loss has been incurred is remote. As of June 30, 2008, no amounts have been accrued.

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgment in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. We believe the relators’ claims are without merit and believe the likelihood that a loss has been incurred is remote. As of June 30, 2008, no amounts have been accrued.

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

ASCO Litigation

On July 23, 2008, in a trial in which KBR was a defendant, a jury in Texas awarded Associated Construction Company WLL (ASCO) damages of $39 million plus attorneys fees and interest subject to the court rendering a final judgment that is expected within 30 - 60 days. In 2003, ASCO was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract.  Since such time, we have believed we had meritorious defenses against ASCO’s claims and that any supportable portion of their claim would be billable to our customer.  We intend to appeal but we will seek our customer’s advice regarding other actions to take which may include an appeal.  At this time, we cannot predict the likelihood of our succeeding in our appeal.  We have accrued $40 million representing our probable estimate of the jury award.  We believe the amounts of the jury award are billable to the customer; however, we are not able to determine if the jury award can be fully recovered at this time.

First Kuwaiti Arbitration

In April 2008 First Kuwaiti Trading Company, one of our LOGCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LOGCAP III contract.  First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought damages in the amount of $39 million.  We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs. First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $88 million.  This matter is in the early stages of the arbitration process and no amounts have been accrued as we are unable to determine a reasonable estimate of loss, if any, at this time.

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

Index

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

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. Halliburton and KBR have been cooperating with the SEC and DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. The Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project and recently made contact with KBR to request limited information. Under the master separation agreement, Halliburton will continue to oversee and direct the investigations and, pursuant to the terms of the Master Separation Agreement, will at all times have and maintain control over the investigation, defense and/or settlement of the matters under investigation.

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

A person or entity found in violation of the FCPA could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. In the three and six months ended June 30, 2008, we had revenue of approximately $1.5 billion and $3.0 billion, respectively, from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During the three and six months ended June 30, 2008, we had revenue of approximately $59 million and $128 million, respectively, from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

Index

These investigations, and any related settlements, could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, our compliance procedures or having a monitor required or agreed to be appointed at our cost as part of the disposition of the investigations have resulted in a more limited use of agents on large-scale international projects than in the past and put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of these investigations could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.

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

Under the terms of the master separation agreement entered into in connection with our initial public offering, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA Matters (as defined), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.

From time to time, we have attended discussions among Halliburton, the SEC and/or the DOJ regarding a settlement of the matters subject to their investigation.  Pursuant to the Master Separation Agreement, Halliburton controls these discussions and the terms of any settlement.  At the time any settlement may be reached between Halliburton and the SEC and/or DOJ, Halliburton must submit the settlement terms to KBR.

Although the Master Separation Agreement provides that Halliburton will indemnify KBR for penalties (defined as a fine or other monetary penalty or direct monetary damage, including disgorgement, as a result of a Government FCPA claim), any settlement may also include terms that are not indemnified by Halliburton.  These terms may include disbarment from working on US government contracts, acknowledgment of wrongdoing and/or appointment of a monitor on terms negotiated by Halliburton with the DOJ and SEC.  Any such terms could result in damages to us as described above with respect to the investigations.  If the terms of any settlement reached by Halliburton are not acceptable to KBR, we are not obligated by such terms; however, if KBR does not accept the terms of the settlement reached by Halliburton, Halliburton may terminate its indemnity of KBR.  There can be no assurance that a settlement will be reached or, if a settlement is reached, that the terms of any such settlement will not have a material adverse impact on us.

We are aware from public disclosure that Halliburton has recorded $342 million in accruals related to various indemnities of and guarantees of KBR.  However, we do not have information about how those amounts were determined or how much of that amount is related exclusively to KBR’s FCPA matters.  Because of the terms of the Master Separation Agreement and the uncertainties related to the acceptability of the terms and conditions of the settlement that might be offered to us in the future, as of June 30, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these various matters, as it relates to us.

Index

Halliburton incurred $1 million for expenses relating to the FCPA and bidding practices investigations for the quarter ended March 31, 2007. We do not know the amount of costs incurred by Halliburton following our separation from Halliburton on April 5, 2007. Halliburton did not charge any of these costs to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us. Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton will continue to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations. We will bear costs associated with monitoring the continuing investigations as directed by Halliburton which include our own separate legal counsel and advisors. For the year ended December 31, 2007, we incurred approximately $1 million in expenses related to monitoring these investigations.  We have incurred approximately $1 million in expenses related to monitoring these investigations for the six months ended June 30, 2008.

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

The results of these investigations may have a material adverse effect on our business and results of operations. As of June 30, 2008, we are unable to estimate a range of possible loss related to these matters.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. The final arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR incurred legal fees and related expenses of $4 million in 2007, related to this matter. For the six months ended June 30, 2008, KBR has incurred approximately $1 million in legal fees and related expenses related to this matter.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At June 30, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $6 million, which represents the low end of the range of possible costs that could be as much as $15 million.

Index

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2008, we had approximately $1.1 billion in letters of credit and financial guarantees outstanding, of which $500 million were issued under our Revolving Credit Facility. Approximately $478 million of these letters of credit were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.

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

Other commitments

As of June 30, 2008, we had commitments to provide funds of $123 million to related companies including $102 million related to our privately financed projects. As of December 31, 2007, these commitments were approximately $121 million, including $113 million to fund our privately financed projects. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities or due to losses incurred by them. At June 30, 2008, approximately $28 million of the $123 million commitments are current.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $26 million and $28 million at June 30, 2008 and December 31, 2007, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 10. Income Taxes

Our effective tax rate for both the three and six months ended June 30, 2008 was approximately 36%.  Our effective tax rate for the three and six months ended June 30, 2007 was approximately 41% and 44%, respectively.  Our effective tax rate for the three and six months ended June 30, 2008 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for operating losses incurred on our railroad investment in Australia, and state and other taxes. Our effective tax rate for the three and six months ended June 30, 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC in Algeria, non-deductible operating losses from our railroad investment in Australia, and state and other taxes. Our effective tax rate for continuing operations for 2008 is forecasted to be approximately 38%.

In the second quarter of 2008, a U.K. court ruled against the deduction of certain capital losses that were deducted in prior years and assessed additional tax of approximately $22 million.  We plan to appeal the decision of the court but at this time can no longer conclude it is more likely than not that we will prevail on this matter.  Accordingly, we recognized a tax provision in the second quarter of 2008 equal to the amount we have been assessed in excess of the provision provided in prior years pursuant to the requirements of FIN 48.  The capital losses relate to the separation of Highlands Insurance Company from Halliburton in 1996.  In addition, we recognized a benefit to our tax provision in the second quarter of 2008 related to amended tax returns filed in Australia for losses previously surrendered to Halliburton for which Halliburton has surrendered back to KBR and we believe can be carried forward to recover taxes paid by KBR in a subsequent period, deductions in the U.K. related to research and development and in the U.S. related to extraterritorial income exclusion for certain activities supporting foreign projects.  The net impact of recording the U.K. court ruling and the amended tax returns in the second quarter of 2008 was a benefit of approximately $4 million.

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

Index

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

The financial assets and liabilities measured at fair value on a recurring basis are included below:

		Fair Value Measurements at Reporting Date Using
Millions of dollars	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$3	$—	$3	$—

Derivative liabilities	$5	$—	$5	$—

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

Note 12. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.  The following represents significant activity during the periods presented related to our equity method investments and variable interest entities.

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

Roads project. During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. The additional interest was purchased from an existing shareholder for approximately $8 million in cash. The joint venture is considered a variable interest entity; however, we are not the primary beneficiary. We continue to account for this investment using the equity method of accounting.  In April 2008, we completed the sale of the additional 8% interest in the joint venture to an unrelated party for approximately $9 million.   As of June 30, 2008, we owned a 25% interest in the joint venture.

Index

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

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008		2007
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$2
Interest cost	1	25	1	21
Expected return on plan assets	(1)	(28)	(1)	(24)
Actuarial (gain)/ loss amortization	—	3	—	5
Net periodic benefit cost	$—	$2	$—	$4

	Six Months Ended June 30,
	2008		2007
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$4	$—	$5
Interest cost	2	50	1	41
Expected return on plan assets	(2)	(56)	(1)	(47)
Actuarial (gain)/ loss amortization	—	6	—	10
Net periodic benefit cost	$—	$4	$—	$9

Index

As of June 30, 2008, we contributed $61 million of the $73 million we currently expect to contribute in 2008 to our international plans. This contribution amount includes a payment of approximately $54 million, made in the first quarter of 2008, to the Kellogg, Brown & Root (UK) Limited Pension Plan, related to a February 2008 agreement regarding partial deficit funding for this Plan.  We do not have a required minimum contribution for our domestic plans. As of June 30, 2008, we contributed $1 million of the $2 million we currently expect to contribute to our domestic plans in 2008.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and six months ended June 30, 2008 and 2007.

Note 14. Reorganization of Business Operations

In the fourth quarter of 2007, we initiated a restructuring whereby we committed to a minor headcount reduction and ceased using certain leased office space.  In connection with this restructuring we recorded charges totaling approximately $5 million of which the majority related to a vacated lease, previously utilized by our G&I division in Arlington. This amount was included in “Cost of services” in our statements of income for the year ended December 31, 2007. Less than $1 million consists of standard termination benefits payable to a limited number of corporate and division employees. These termination costs were included in “General and Administrative” in our statements of income for the year ended December 31, 2007. The amounts recorded represent the total amounts expected to be incurred in connection with these activities. For the three and six months ended June 30, 2008, approximately $3 million and $4 million, respectively, of the lease and the termination benefits were paid including a lease cancellation penalty.  The remaining balance in connection with this restructuring reserve was approximately $1 million at June 30, 2008.

Note 15. Related Party

Halliburton

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

The tax sharing agreement, as amended, provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters. As a result of our initial public offering, Halliburton will be responsible for filing all U.S. income tax returns required to be filed through April 5, 2007, the date KBR ceased to be a member of the Halliburton consolidated tax group. Halliburton will also be responsible for paying the taxes related to the returns it is responsible for filing. We will pay Halliburton our allocable share of such taxes. We are obligated to pay Halliburton for the utilization of net operating losses, if any, generated by Halliburton prior to the deconsolidation which we may use to offset our future consolidated federal income tax liabilities.

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. As of December 31, 2007, most of the corporate service activities have been discontinued and primarily related to human resources and risk management. During the six months ended June 30, 2008, the only significant corporate service activities relate to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.

Index

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2008, we had approximately $1.1 billion in letters of credit and financial guarantees outstanding of which $462 million related to our joint venture operations, including $201 million issued in connection with the Allenby & Connaught project. Of the total $1.1 billion, approximately $478 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton. Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

At June 30, 2008 and December 31, 2007, we had an $18 million and $16 million, respectively, balance payable to Halliburton which consists of amounts we owe Halliburton for estimated outstanding income taxes, and credit support fees pursuant to our transition services agreement and other amounts. The balances for these related party transactions are reflected in the consolidated balance sheets as “Due to Halliburton, net”.

Other Related Party Transactions

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $62 million and $115 million for the three and six months ended June 30, 2008, respectively. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $94 million and $203 million for the three and six months ended June 30, 2007, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of income was $10 million and $18 million for the three and six months ended June 30, 2008, respectively and $2 million and $13 million for the three and six months ended June 30, 2007, respectively.

Note 16. New Accounting Standards

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

Index

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively.  Early application of this FSP is prohibited.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

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

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the prior periods have been reported as discontinued operations. At June 30, 2008, the condensed consolidated balance sheet consisted of $6 million in Other current liabilities related to discontinued operations. At December 31, 2007, the condensed consolidated balance sheet consisted of $1 million in current assets related to discontinued operations related to Notes and accounts receivable, and $1 million in Other current liabilities related to discontinued operations.

Index

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our consolidated statements of income, are summarized in the following table for the three and six months ended June 30, 2007:

Millions of dollars	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$225	$449

Operating profit	$11	$22

Pretax income	$5	$11

The operating results of DML, which are classified as discontinued operations, and included in our consolidated operating results table above, are summarized in the following table for the three and six months ended June 30, 2007:

Millions of dollars	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$225	$449

Operating profit	$22	$37

Pretax income	$16	$26

Index

Note 18. Acquisitions

In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”). TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. The total purchase consideration for this stock purchase transaction was approximately $6 million subject to certain indemnification, working capital and contingent consideration holdbacks.  As a result of the acquisition, we recognized goodwill of $4 million and other intangible assets of $2 million. We have not yet completed our assessment of the fair values of the acquired assets and liabilities and until such time the allocation of the purchase consideration is subject to revision.  Beginning in April 2008, TGI’s results of operations are included in our Services business unit.

In April 2008, we acquired 100% of the outstanding common stock of Catalyst Interactive, an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. The total purchase consideration for this stock purchase transaction was approximately $5 million.  As a result of the acquisition, we recognized goodwill of approximately $3 million and other intangible assets of approximately $2 million. We have not yet completed our assessment of the fair values of the acquired assets and liabilities and until such time the allocation of the purchase consideration is subject to revision.  Beginning in April 2008, Catalyst Interactive’s results of operations are included in our Government & Infrastructure business unit.

On July 1, 2008, we acquired 100% of the outstanding common stock of BE&K, Inc., a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company for $550 million in cash.  The merger was funded from available cash on-hand and includes approximately $76 million funded to an escrow account for potential purchase price adjustments related to certain indemnities and holdbacks.

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

BE&K

On July 1, 2008, we acquired 100% of the outstanding common stock of BE&K, Inc., a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company for $550 million in cash and includes approximately $76 million funded to an escrow account for potential purchase price adjustments related to certain indemnities and holdbacks.  The merger was funded from available cash on-hand.

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

The tax sharing agreement, as amended, provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters. As a result of our initial public offering, Halliburton will be responsible for filing all U.S. income tax returns required to be filed through April 5, 2007, the date KBR ceased to be a member of the Halliburton consolidated tax group. Halliburton will also be responsible for paying the taxes related to the returns it is responsible for filing. We will pay Halliburton our allocable share of such taxes. We are obligated to pay Halliburton for the utilization of net operating losses, if any, generated by Halliburton prior to the deconsolidation which we may use to offset our future consolidated federal income tax liabilities.

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

Backlog related to the LogCAP III contract at June 30, 2008 was $1.2 billion.  During the almost six-year period we have worked under the LogCAP III contract, we have been awarded 81 “excellent” ratings out of 103 total ratings. We expect to complete all open task orders under our LogCAP III contract during the first quarter of 2009.

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. Our Venture’s business unit manages KBR’s equity interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. At June 30, 2008, we indirectly owned a 45% interest in Aspire Defence. In addition, at June 30, 2008, we owned a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of June 30, 2008, our performance through the construction phase is supported by $201 million in letters of credit and surety bonds totaling $218 million, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors, including us, and the issuance of publicly held senior bonds.

Skopje Embassy Project. In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently in 2007, we recorded additional losses on this project of approximately $27 million, and approximately $3 million and $15 million during the three and six months ended June 30, 2008, respectively, bringing our total estimated losses to approximately $54 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs. We could incur additional costs and losses on this project if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to make up lost schedule are not achieved.   As of June 30, 2008, the project was approximately 73% complete.

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

Skikda project. During the third quarter of 2007, we were awarded the engineering, procurement and construction (“EPC”) contract for the Sonatrach Skikda LNG project, to be constructed at Skikda, Algeria. In addition to performing the EPC work for the 4.5 million metric tons per annum LNG train, we will execute the pre-commissioning and commissioning portion of the contract. The contract has an approximate value of $2.8 billion. As of June 30, 2008 the Skikda project was approximately 23% complete.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contact, the first $21 million of incentives earned over the remaining life of the contract are not payable to us.  During the six months ended June 30, 2008, we did not recognize approximately $6 million of incentives earned but not payable under the provisions of the amended contract. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $0 million and $236 million at June 30, 2008 and December 31, 2007, respectively.

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

Index

Results of Operations

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$1,340	$1,170	$170	15%
U.S. Government —Americas Operations	156	185	(29)	(16)%
International Operations	211	127	84	66%
Total G&I	1,707	1,482	225	15%
Upstream:
Gas Monetization	575	360	215	60%
Offshore	98	85	13	15%
Other	26	40	(14)	(35)%
Total Upstream	699	485	214	44%
Services	129	78	51	65%
Downstream	101	88	13	15%
Technology	23	18	5	28%
Ventures	(1)	1	(2)	(200	) %
Total revenue	$2,658	$2,152	$506	24%

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

Index

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$36	$67	$(31)	(46	) %
U.S. Government —Americas Operations	13	1	12	1,200%
International Operations	45	23	22	96%
Total job income	94	91	3	3%
Divisional overhead	(31)	(33)	2	6%
Total G&I business unit income	63	58	5	9%
Upstream:
Gas Monetization	32	43	(11)	(26	) %
Offshore	17	11	6	55%
Other	4	6	(2)	(33	) %
Total job income	53	60	(7)	(12	) %
Divisional overhead	(14)	(13)	(1)	(8	) %
Total Upstream business unit income	39	47	(8)	(17	) %
Services:
Job income	19	19	—	—%
Gain on sale of assets	1	—	1	—%
Divisional overhead	(3)	(2)	(1)	(50	) %
Total Services business unit income	17	17	—	—%
Downstream:
Job income	20	5	15	300%
Divisional overhead	(6)	(4)	(2)	(50	) %
Total Downstream business unit income	14	1	13	1,300%
Technology:
Job income	12	7	5	71%
Divisional overhead	(5)	(5)	—	—%
Total Technology business unit income	7	2	5	250%
Ventures:
Job loss	(1)	—	(1)	—%
Gain on sale of assets	1	—	1	—%
Divisional overhead	—	(1)	1	100%
Total Ventures business unit loss	—	(1)	1	100%
Total business unit income	$140	$124	$16	13%
Unallocated amounts:
Labor costs absorption (1)	2	(4)	6	150%
Corporate general and administrative	(52)	(55)	3	5%
Total operating income	$90	$65	$25	38%

________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/ under the amounts charged to the operating business units.

Index

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Government and Infrastructure. Revenue from our G&I business unit was $1.7 billion and $1.5 billion for the three months ended June 30, 2008 and 2007, respectively. The increase in revenue from our Middle East Operations is largely a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007. We expect to provide services under our LogCAP III contract through the first quarter of 2009. In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract. Despite the award of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirements for the types and amounts of services we provide under these programs. Revenue from our Americas Operations decreased primarily as a result of lower activity on several domestic cost-reimbursable U.S. Government projects, including the CENTCOM, CONCAP and Los Alamos projects. The increase in revenue from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq and several engineering projects in Australia.

Business unit income was $63 million and $58 million for the three months ended June 30, 2008 and 2007, respectively.  Job income from our Middle East Operations decreased as a result of a $40 million charge recognized in the second quarter of 2008 related to an unfavorable jury verdict from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003.  We believe the jury award is billable to our customer, but we have not yet determined if the jury award can be fully recovered at this time.  Job income from our Americas Operations increased primarily due to the prior job loss of $24 million recognized on the U.S. embassy project in Skopje, Macedonia in the second quarter of 2007 compared to a $3 million loss recognized in the second quarter of 2008.  This increase was partially offset by decreases in job income on several domestic cost-reimbursable U.S. Government projects resulting from lower activity.  In our International Operations, job income increased primarily due to increased performance on the construction portion of the Allenby & Connaught project as well as the project for the U.K. MoD in Iraq.

Upstream. Revenue from our Upstream business unit was $699 million and $485 million for the three months ended June 30, 2008 and 2007, respectively. The increase in revenue is primarily due to increased activity from several Gas Monetization projects including the Escravos GTL, Pearl GTL, Gorgon LNG and Skikda LNG projects. Revenue from these four projects increased an aggregate $257 million during the second quarter of 2008. We continue to experience a strong market for gas monetization projects with an increasing number of LNG projects in the development stage.

Business unit income was $39 million and $47 million for the three months ended June 30, 2008 and 2007, respectively. In our Gas Monetization operations, the decrease was largely driven by a reduction in estimated profits on one of our LNG projects caused by increases in estimated costs of our joint venture which decreased KBR’s recognized profits by $24 million during the quarter.  During the quarter, the joint venture and the project owner reached a settlement that is expected to cover the increases in estimated costs.  Based on the timing and approvals required for the settlement, a formal change order was not completed between the joint venture and the project owner during the second quarter of 2008; however, we believe that it is likely that a change order will be executed covering the increases in estimated costs.  This decrease in business unit income was partially offset by increases in job income on other Gas Monetization projects as a result of  increased activity.

Services. Revenue from our Services business unit was $129 million and $78 million for the three months ended June 30, 2008 and 2007, respectively. The increase in revenue is primarily due to increases in newly awarded and reoccurring direct construction and modular fabrication services in our Canadian and North American Construction operations. Revenue from the Shell Scotford Upgrader project in Canada increased approximately $66 million during the second quarter of 2008.

Business unit income was $17 million for both the three months ended June 30, 2008 and 2007. Job income increased by approximately $2 million in our Canadian operations primarily attributable to the Shell Scotford Upgrader project and several projects in our North American Construction operations.  The increases were offset by lower results from our MMM joint venture which provides marine vessel support services in the Gulf of Mexico.

Downstream. Revenue from our Downstream business unit was $101 million and $88 million for the three months ended June 30, 2008 and 2007, respectively. During the second quarter 2008, revenue increased by approximately $27 million from the Saudi Kayan olefin and Ras Tanura integrated chemical projects in Saudi Arabia due to increased activity. Increase in revenue related to these and other projects were partially offset by an $18 million decrease in revenue during the quarter on the EBIC ammonia plant project in Egypt as it nears completion.

Index

Business unit income was $14 million and $1 million for the three months ended June 30, 2008 and 2007, respectively. This increase is primarily due to an increase in job income from the Saudi Kayan project and additional positive contributions from the Yanbu Export Refining project and program management services for the Ras Tanura project in Saudi Arabia as well as the reversal of $8 million of the previously recognized losses on the Saudi Kayan project resulting from the effects of change orders executed during the second quarter of 2008.

Technology. Revenue from our Technology business unit was $23 million and $18 million for the three months ended June 30, 2008 and 2007, respectively. Business unit income was $7 million and $2 million for the three months ended June 30, 2008 and 2007, respectively. The increase in revenue and business unit income is primarily attributable to several projects with higher activity in the second quarter of 2008.

Ventures. Revenue from our Ventures business unit was $(1) million and $1 million for the three months ended June 30, 2008 and 2007, respectively. Business unit loss was $0 million and $1 million for the three months ended June 30, 2008 and 2007, respectively. Revenue and business unit income for the second quarter of 2008 included continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia.  These losses were offset by income from various other investments including the Aspire Defence and various road projects in the U.K.

Labor cost absorption. Labor cost absorption was $2 million and $(4) million for the three months ended June 30, 2008 and 2007, respectively. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. The increase in labor cost absorption for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to increased volume at MWKL.

General and Administrative expense.  General and administrative expense was $52 million and $55 million for the three months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to settlement of certain sales and use tax issues that were under audit and lower information technology costs incurred due mainly to headcount reductions.  These decreases were slightly offset by an increase in performance award unit and stock based compensation expense.

Non-operating items.

Net interest income was $9 million for the three months ended June 30, 2008 compared to net interest income of $14 million for the three months ended June 30, 2007. The decrease in net interest income primarily relates to the decrease in interest income earned related to our Escravos Project.  In July 2007 our Escravos Project was converted from a fixed price contract to a reimbursable contract.  In conjunction with this conversion of the contract, we were no longer entitled to interest income earned on advanced funds from the project owner. As of June 30, 2008, we had total cash and equivalents of approximately $1.6 billion (including committed cash of $211 million) compared to $2.0 billion as of June 30, 2007.

Provision for income taxes from continuing operations in the second quarter of 2008 was $36 million compared to $32 million in the second quarter of 2007. The effective tax rate for the second quarter of 2008 was approximately 36% as compared to a rate of 41% in the second quarter of 2007. Our effective tax rate for the three months ended June 30, 2008 exceeded our statutory rate of 35% primarily due to not receiving a benefit for operating losses on our railroad investment in Australia, and state and other taxes.  We received an unfavorable tax ruling in the U.K. on the deduction of certain capital losses that were deducted in prior years related to the separations of the Highlands Insurance Company from Halliburton in 1996.  In addition, we recognized a benefit to our tax provision in the second quarter of 2008 related to amended tax returns filed in Australia for losses previously surrendered to Halliburton for which Halliburton has surrendered back to KBR and we believe can be carried forward to recover taxes paid by KBR in a subsequent period, deductions in the U.K. related to research and development and in the U.S. related to extraterritorial income exclusion for certain activities supporting foreign projects.  The net impact of recording the U.K. court ruling and the amended tax returns in the second quarter of 2008 was a benefit of approximately $4 million.  Our effective tax rate for the second quarter of 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, operating losses from our railroad investment in Australia, and state and other taxes.

Index

Income from discontinued operations was $0 million and $90 million for the three months ended June 30, 2008 and 2007, respectively. Discontinued operations represents revenues and gain on the sale of our Productions Services group in May 2006 and the disposition of our 51% interest in DML in June 2007. Revenues from our discontinued operations were $225 million for the three months ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$2,708	$2,312	$396	17%
U.S. Government —Americas Operations	277	373	(96)	(26	) %
International Operations	406	254	152	60%
Total G&I	3,391	2,939	452	15%
Upstream:
Gas Monetization	1,020	642	378	59%
Offshore	235	168	67	40%
Other	55	67	(12)	(18	) %
Total Upstream	1,310	877	433	49%
Services	237	149	88	59%
Downstream	201	173	28	16%
Technology	42	46	(4)	(9	) %
Ventures	(4)	(5)	1	20%
Total revenue	$5,177	$4,179	$998	24%
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

Index

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$105	$132	$(27)	(20	) %
U.S. Government —Americas Operations	14	18	(4)	(22)%
International Operations	84	46	38	83%
Total job income	203	196	7	4%
Divisional overhead	(60)	(68)	8	12%
Total G&I business unit income	143	128	15	12%
Upstream:
Gas Monetization	73	81	(8)	(10	) %
Offshore	84	23	61	265%
Other	12	(13)	25	192%
Total job income	169	91	78	86%
Divisional overhead	(25)	(24)	(1)	(4	) %
Total Upstream business unit income	144	67	77	115%
Services:
Job income	35	32	3	9%
Gain on sale of assets	1	—	1	—%
Divisional overhead	(6)	(5)	(1)	(20	) %
Total Services business unit income	30	27	3	11%
Downstream:
Job income	32	11	21	191%
Divisional overhead	(10)	(8)	(2)	(25	) %
Total Downstream business unit income	22	3	19	633%
Technology:
Job income	22	23	(1)	(4)%
Divisional overhead	(10)	(10)	—	—%
Total Technology business unit income	12	13	(1)	(8)%
Ventures:
Job loss	(4)	(5)	1	20%
Gain on sale of assets	1	—	1	—%
Divisional overhead	(1)	(1)	—	—%
Total Ventures business unit loss	(4)	(6)	2	33%
Total business unit income	$347	$232	$115	50%
Unallocated amounts:
Labor costs absorption (1)	5	(10)	15	150%
Corporate general and administrative	(108)	(112)	4	4%
Total operating income	$244	$110	$134	122%

________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/ under the amounts charged to the operating business units.

Index

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Government and Infrastructure. Revenue from our G&I business unit was $3.4 billion and $2.9 billion for the six months ended June 30, 2008 and 2007, respectively. The increase in revenue from our Middle East Operations is largely a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007. We expect to provide services under our LogCAP III contract through the first quarter of 2009. In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract. Despite the award of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirements for the types and amounts of services we provide under these programs. Revenue from our Americas Operations decreased primarily as a result of lower activity on several domestic cost-reimbursable U.S. Government projects including the CENTCOM, CONCAP and Los Alamos projects. The increase in revenue from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq.  Also contributing to the increase in International Operations are several engineering projects in Australia.

Business unit income was $143 million and $128 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in job income from our Middle East Operations decreased as a result of a $40 million charge recognized in the second quarter of 2008 related to an unfavorable jury verdict from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003.  We believe the jury verdict is billable to our customer, but we have not yet determined if the jury award can be fully recovered at this time.  Job income from our International Operations increased due to several projects including increased earnings from the Allenby & Connaught project and the recently awarded project to design, procure and construct facilities for the U.K. MoD in southern Iraq. The increases in our International Operations were partially offset by an additional job loss of $15 million related to the U.S. embassy project in Skopje, Macedonia recorded during the six months ended June 30, 2008 in our Americas Operations.

Upstream. Revenue from our Upstream business unit was $1.3 billion and $877 million for the six months ended June 30, 2008 and 2007, respectively. The increase in revenue is primarily due to increased activity from several Gas Monetization projects including the Escravos GTL, Pearl GTL, Gorgon LNG and Skikda LNG projects. Revenue from these four projects increased an aggregate $453 million during the six months ended June 30, 2008. We continue to experience a strong market for gas monetization projects with an increasing number of LNG projects in the development stage. In addition, in the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our three projects performed for PEMEX, EPC 28.

Business unit income was $144 million and $67 million for the six months ended June 30, 2008 and 2007, respectively. The increase in business unit income was largely driven by a $51 million favorable arbitration award on one of our three PEMEX projects EPC 28 in the first quarter of 2008 in our Offshore operations. In addition, in the first quarter of 2007, we recognized an $18 million impairment charge on our net investment in BRC in our Other operations.  In our Gas Monetization operations, the decrease was largely driven by a reduction in estimated profits on one of our LNG projects caused by increases in estimated costs of our joint venture which decreased KBR’s recognized profits by $24 million during the quarter.  During the quarter, the joint venture and the project owner reached a settlement that is expected to cover the increases in estimated costs.  Based on the timing and approvals required for the settlement, a formal change order was not completed between the joint venture and the project owner during the second quarter of 2008; however, we believe that it is likely that a change order will be executed covering the increases in estimated costs.  The decrease in profits from this project was partially offset by increases in job income on other Gas Monetization projects as a result of the increased activity including the Skikda LNG and Shell GTL projects.

Services. Revenue from our Services business unit was $237 million and $149 million for the six months ended June 30, 2008 and 2007, respectively. The increase in revenue is primarily due to increases in newly awarded and reoccurring direct construction and modular fabrication services in our Canadian and North American Construction operations. Revenue from the Shell Scotford Upgrader project in Canada increased approximately $113 million during the six months ended June 30, 2008.

Business unit income was $30 million and $27 million for the six months ended June 30, 2008 and 2007, respectively. This increase in business unit income was primarily attributable to Shell Scotford Upgrader project which were partially offset by decreases in job income from several other projects in Canada and lower results from our MMM joint venture which provides marine vessel support services in the Gulf of Mexico.

Index

Downstream. Revenue from our Downstream business unit was $201 million and $173 million for the six months ended June 30, 2008 and 2007, respectively. During the first six months of 2008, revenue increased by approximately $10 million on the Yanbu export refinery, $21 million on the Saudi Kayan olefin and $26 million on the Ras Tanura projects in Saudi Arabia due to increased activity. Increase in revenue related to these and other projects were partially offset by a $40 million decrease in revenue during the quarter on the EBIC ammonia plant project in Egypt as it nears completion.

Business unit income was $22 million and $3 million for the six months ended June 30, 2008 and 2007, respectively. This increase is primarily due to an increase in job income from the Saudi Kayan project and additional positive contributions from program management services for the Ras Tanura project in Saudi Arabia.  During the second quarter of 2008, we reversed $8 million of the previously recognized losses on the Saudi Kayan resulting from the effects of change orders executed during the second quarter of 2008.  Also contributing to the increases is $6 million in job income from the Yanbu export refinery project which was in the early stages of execution during the first quarter of 2007.

Technology. Revenue from our Technology business unit was $42 million and $46 million for the six months ended June 30, 2008 and 2007, respectively. Business unit income was $12 million and $13 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in revenue and business unit income is primarily attributable to a couple projects in China and South America with lower activity as they are completed or nearly completed as of the first quarter of 2008.  The decreases in revenue and income from these projects are partially offset by increases from technology licensed to an ammonia plant in Venezuela and an aniline plant in China.

Ventures. Revenue from our Ventures business unit was $(4) million and $(5) million for the six months ended June 30, 2008 and 2007, respectively. Business unit loss was $4 million and $6 million for the six months ended June 30, 2008 and 2007, respectively. Revenue and business unit loss for the first six months of 2008 and 2007 are primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia.

Labor cost absorption. Labor cost absorption was $5 million and $(10) million for the six months ended June 30, 2008 and 2007, respectively. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. The increase in labor cost absorption for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to increased volume at MWKL.

General and Administrative expense. General and administrative expense was $108 million and $112 million for the six months ended June 30, 2008 and 2007, respectively. Included in the $108 million of general and administrative expense for the six months ended June 30, 2008 are net costs of approximately $7 million which we do not expect to recur, including:  costs incurred with the deployment of our HR/Payroll instance of SAP together with a charge from Halliburton for access to their HR/Payroll system which we have used historically pursuant to the Master Separation agreement, costs accrued for sales and use tax for periods currently under audit partially offset by an adjustment recorded in the first quarter of 2008 for our 2007 short term incentive program reflecting the final determination of certain discretionary amounts made by our compensation committee in the first quarter of 2008.

Non-operating items.

Net interest income was $25 million for the first six months of 2008 compared to net interest income of $27 million for the first six months of 2007. In July 2007 our Escravos Project was converted from a fixed price contract to a reimbursable contract.  In conjunction with this conversion of the contract, we were no longer entitled to interest income earned on advanced funds from the project owner. The decrease in net interest income earned in 2008 related to our Escravos project, was partially offset by interest income related to the payment from PEMEX for the EPC 22 arbitration award.  As of June 30, 2008, we had total cash and equivalents of approximately $1.6 billion (including committed cash of $211 million) compared to $2.0 billion as of June 30, 2007.

Provision for income taxes from continuing operations in the first six months of 2008 was $96 million compared to $58 million in the first six months of 2007. The effective tax rate for the first six months of 2008 was approximately 36% as compared to a rate of 44% in the first six months of 2007. Our effective tax rate for the six months ended June 30, 2008 exceeded our statutory rate of 35% primarily due to not receiving a benefit for operating losses on our railroad investment in Australia, and state and other taxes.  We received an unfavorable tax ruling in the U.K. on the deduction of certain capital losses that were deducted in prior years related to the separations of the Highlands Insurance Company from Halliburton in 1996.  In addition, we recognized a benefit to our tax provision in the second quarter of 2008 related to amended tax returns filed in Australia for losses previously surrendered to Halliburton for which Halliburton has surrendered back to KBR and we believe can be carried forward to recover taxes paid by KBR in a subsequent period, deductions in the U.K. related to research and development and in the U.S. related to extraterritorial income exclusion for certain activities supporting foreign projects.  The net impact of recording the U.K. court ruling and the amended tax returns in the first six months of 2008 was a benefit of approximately $4 million.  Our effective tax rate for the six months ended June 30, 2007 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for a portion of our impairment charge related to our investment in BRC, operating losses from our railroad investment in Australia, and state and other taxes.

Index

Income from discontinued operations was $0 million and $94 million for the six months ended June 30, 2008 and 2007, respectively. Discontinued operations represents revenues and gain on the sale of our Productions Services group in May 2006 and the disposition of our 51% interest in DML in June 2007. Revenues from our discontinued operations were $449 million for the six months ended June 30, 2007.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures in our continuing operations totaled $2.9 billion and $3.1 billion at June 30, 2008 and December 31, 2007, respectively. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.5 billion at June 30, 2008 and $3.2 billion at December 31, 2007.

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

Backlog(1)
(in millions)

	June 30, 2008	December 31, 2007
G&I:
U.S. Government - Middle East Operations	$1,170	$1,361
U.S. Government - Americas Operations	490	548
International Operations	2,120	2,339
Total G&I	$3,780	$4,248
Upstream:
Gas Monetization	6,531	6,606
Offshore Projects	235	173
Other	84	118
Total Upstream	$6,850	$6,897
Services	809	765
Downstream	326	313
Technology	100	128
Ventures	735	700
Total backlog for continuing operations	$12,600	$13,051

(1)
Our G&I business unit’s total backlog from continuing operations attributable to firm orders was $3.6 billion and $4.0 billion as of June 30, 2008 and December 31, 2007, respectively. Our G&I business unit’s total backlog from continuing operations attributable to unfunded orders was $0.2 billion as of June 30, 2008 and December 31, 2007.

We estimate that as of June 30, 2008, 51% of our backlog will be complete within one year. As of June 30, 2008, 24% of our backlog for continuing operations was attributable to fixed-price contracts and 76% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through the third quarter of 2008 under the LogCAP III contract in our G&I-Middle East operations. As of June 30, 2008, our backlog under the LogCAP III contract was $1.2 billion. In July 2007, we were awarded the EPC contract for the Skikda LNG project for approximately $2.8 billion. As of June 30, 2008, the Skikda backlog was $2.6 billion and was included in our Upstream-Gas Monetization operations.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, cash and equivalents totaled $1.6 billion and $1.9 billion, respectively, including $211 million and $483 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and other subsidiaries that we consolidate for accounting purposes. The use of these cash balances in consolidated joint ventures is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures or subsidiaries. In addition, cash and equivalents includes $216 million and $213 million as of June 30, 2008 and December 31, 2007, respectively, from advanced payments related to a contract in progress that was approximately 23% complete at June 30, 2008. We expect to use the cash and equivalents advanced on this project to pay project costs.

Index

Our Revolving Credit Facility has an $890 million capacity and is available for cash working capital needs and letters of credit to support our operations. On June 30, 2008, we expanded the capacity of our Revolving Credit Facility in the amount of $40 million.  This expansion increased the capacity under the Revolving Credit Facility from $850 million to $890 million.  Effective July 2, 2008, an additional $40 million of borrowing capacity was added to the Revolving Credit Facility, increasing the capacity to $930 million.  Letters of credit issued in support of our operations reduce the Revolving credit Facility capacity on a dollar-for-dollar basis. As of June 30, 2008 we had approximately $500 million of letters of credit outstanding under our Revolving Credit Facility, which reduced the availability to $390 million. In addition, we have approximately $478 million in letters of credit issued under various Halliburton facilities. The letters of credit are irrevocably and unconditionally guaranteed by Halliburton. Under the terms of the master separation agreement, we provide an indemnification to Halliburton in the event of a drawing under these letters of credits. Also, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under these outstanding credit support instruments. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton. Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

We are also pursuing several large projects that, if awarded to us will likely require us to issue letters of credit that could be large in amount.

Our business strategy includes our evaluation of strategic acquisitions of other businesses. We are currently evaluating several opportunities that, if successfully acquired, will require the use of a portion of our existing cash balances.

The current capacity of our Revolving Credit Facility is not adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities and issue letters of credit for projects that we are currently pursuing should they be awarded to us. In addition, we would not be able to make working capital borrowings against the Revolving Credit Facility if the availability is fully reduced by issued letters of credit. We are currently pursuing further expansion of our credit capacity.

Operating activities.  Cash used in operating activities was $284 million for the six months ended June 30,  2008. Collections of accounts receivable balances and a payment from PEMEX related to the EPC 22 arbitration award of $79 million were more than offset by the use of cash on our Escravos project of approximately $290 million during the six months ended June 30, 2008.  Cash used in operating activities also includes approximately $62 million of contributions made to our international and domestic pension plans during the six months ended June 30, 2008.  Our working capital requirements for our Iraq-related work decreased from $239 million at December 31, 2007 to $207 million at June 30, 2008, generating cash of $32 million. Cash provided by operating activities was $394 million for the six months ended June 30, 2007. Cash provided by operations for the six months ended June 30, 2007 includes $373 million related to collections of accounts receivable and a significant milestone payment from one of our joint ventures.  This increase to cash was slightly offset by a decrease in accounts payable primarily related to LogCap III.

Investing activities. Cash used in investing activities was $24 million for the six months ended June 30, 2008.  In April 2008, we acquired TGI and Catalyst Interactive for a combined purchase price of approximately $11 million, net of cash received.  Cash provided by investing activities was $311 million for the six months ended June 30, 2007, primarily due to the sale in the second quarter of 2007 of our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs. Capital expenditures were $16 million and $23 million for the six months ended June 30, 2008 and 2007, respectively.

Financing activities. Cash used in financing activities was $17 million for the six months ended June 30,  2008 and primarily related to payments of dividends to shareholders and to minority shareholders. Cash used in financing activities was $149 million for the six months ended June 30, 2007, and primarily related to payments made to Halliburton and payment of dividends to minority shareholders. The payments to Halliburton during the six months ended June 30, 2007, related to various support services provided by Halliburton under our transition services agreement and other amounts.

Index

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

Future uses of cash. Future uses of cash will primarily relate to working capital requirements for our operations. In addition, we used cash of $550 million to fund the BE&K acquisition in the third quarter of 2008, and will use cash for capital expenditures, pension obligations, operating leases, cash dividend payments and various other obligations, as they arise.

As of June 30, 2008, we had commitments to fund approximately $123 million to related companies. Our commitments to fund our privately financed projects are supported by letters of credit as described above. These commitments arose primarily during the start-up of these entities due to the losses incurred by them. At June 30, 2008, approximately $28 million of the $123 million commitments are current.

We currently expect to contribute approximately $73 million and $2 million to our international and domestic pension plans, respectively, in 2008. As of June 30, 2008, we had contributed approximately $61 million and $1 million to our international and domestic pension plans, respectively.

Capital spending for 2008 is expected to be approximately $57 million, and primarily relates to information technology and real estate.

On May 6, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on July 15, 2008 to shareholders of record on June 13, 2008. The dividend payment was approximately $9 million and is included in other current liabilities as of June 30, 2008. Any future dividend declarations will be at the discretion of our Board of Directors.

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

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At June 30, 2008 and December 31, 2007, we were in compliance with these ratios and other covenants.

Effective May 2008, our 55%-owned consolidated subsidiary, M.W. Kellogg Limited, entered into a credit facility with Barclays Bank totaling £15 million.  This facility replaces a previous facility with Barclays Bank.  This facility, which is non-recourse to us, is primarily used for bonding, guarantee, and other purposes.

Off balance sheet arrangements

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $59 million and $30 million at June 30, 2008 and December 31, 2007, respectively. Our equity in earnings from privately financed project entities totaled $11 million and $14 million for the three and six months ended June 30, 2008, respectively.   Our equity in earnings  from privately financed project entities totaled $5 million and $4 million for the three and six months ended June 30, 2007, respectively.

Other factors affecting liquidity

We had unapproved claims for costs incurred under various government contracts totaling $70 million at June 30, 2008 and $82 million at December 31, 2007.  The unapproved claims outstanding at June 30, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed.  We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

As of June 30, 2008 and December 31, 2007, we had incurred approximately $37 million and $156 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated among the task orders. We are in the process of preparing a request for a reallocation of funding to be submitted to the U.S. Army for negotiation. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

Index

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At June 30, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $6 million, which represents the low end of the range of possible costs that could be as much as $15 million.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively.  Early application of this FSP is prohibited.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 2008, we held our Annual Meeting of Shareholders.  At the meeting, the shareholders voted on the following matters:

1.	The election of three Class II directors for the ensuing three years and until their successors shall be elected and shall qualify.
2.	A proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm to examine the financial statements and books and records of KBR, Inc. for 2008.
3.	A proposal to adopt our 2009 Employee Stock Purchase Plan.

The three Class II directors, John R. Huff, Lester L. Lyles and Richard J. Slater were elected at the meeting, and proposals two and three received the affirmative vote required for approval.  The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows;

Proposal		Votes For	Votes Withheld

1.	Election of Class II director-Term Ending 2011

	John R. Huff	152,970,485	421,746

	Lester L. Lyles	152,925,729	466,502

	Richard J. Slater	153,088,172	304,059

		Votes For	Votes Against	Abstentions

2.	Proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm to examine the financial statements and books and records of KBR, Inc. for 2008	152,110,001	1,274,871	7,358

3.	Proposal to adopt our 2009 Employee Stock Purchase Plan	122,509,631	19,078,973	577,362

Index

Item 5. Other Information

None.

Item 6. Exhibits

	2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K., and Whitehauk Sub, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 7, 2008, SEC file No. 001-33146)

*	3.1	Amended and Restated Bylaws of KBR, Inc.

*	10.1	KBR, Inc., 2009 Employee Stock Purchase Plan

*	10.2
Amendment No. 4 to the Five Year Revolving Credit Agreement, dated as of May 7, 2008, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent.

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

KBR, INC.

/s/ T. KEVIN DENICOLA	/s/ JOHN W. GANN, JR.
T. Kevin DeNicola	John W. Gann, Jr.
Chief Financial Officer	Vice President and Chief Accounting Officer

Date: August 1, 2008

Index

Exhibit Index

	2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K., and Whitehauk Sub, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 7, 2008, SEC file No. 001-33146)

*	3.1	Amended and Restated Bylaws of KBR, Inc.

*	10.1	KBR, Inc., 2009 Employee Stock Purchase Plan

*	10.2
Amendment No. 4 to the Five Year Revolving Credit Agreement, dated as of May 7, 2008, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent.

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