Form 10-Q
period 2008-09-30
KBR, INC.
filed 2008-10-31
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☒ No☐

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
Yes ☐ No ☒

As of October 27, 2008, 161,544,162 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2007 Annual Report on Form 10-K contained in Part I under “Risk Factors.”

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

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Services	$3,005	$2,142	$8,161	$6,285
Equity in earnings of unconsolidated affiliates, net	13	35	34	71
Total revenue	3,018	2,177	8,195	6,356
Operating costs and expenses:
Cost of services	2,819	2,010	7,646	5,967
General and administrative	55	65	163	177
Gain on sale of assets	—	—	(2)	—
Total operating costs and expenses	2,874	2,075	7,807	6,144
Operating income	144	102	388	212
Interest income, net	7	17	32	44
Foreign currency losses, net	—	(11)	(2)	(16)
Other non-operating gains, net	—	—	—	1
Income from continuing operations before income taxes and minority interest	151	108	418	241
Provision for income taxes	(55)	(35)	(151)	(93)
Minority interest in net earnings of subsidiaries	(22)	(13)	(47)	(14)
Income from continuing operations	74	60	220	134
Income from discontinued operations, net of tax benefit (provision) of $11,$3, $11 and $(130)	11	3	11	97
Net income	$85	$63	$231	$231
Basic income per share (1):
Continuing operations	$0.45	$0.36	$1.31	$0.80
Discontinued operations, net	0.07	0.02	0.07	0.58
Net income per share	$0.51	$0.38	$1.38	$1.38
Diluted income per share (1):
Continuing operations	$0.44	$0.35	$1.30	$0.79
Discontinued operations, net	0.07	0.02	0.07	0.57
Net income per share	$0.51	$0.37	$1.37	$1.37
Basic weighted average common shares outstanding	166	168	168	168
Diluted weighted average common shares outstanding	167	170	169	169
Cash dividends declared per share	$0.05	$—	$0.15	$—

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and equivalents	$1,110	$1,861
Receivables:
Notes and accounts receivable, net of allowance for bad debts of $20 and $23	1,333	927
Unbilled receivables on uncompleted contracts	760	820
Total receivables	2,093	1,747
Deferred income taxes	167	165
Other current assets	289	282
Current assets related to discontinued operations	—	1
Total current assets	3,659	4,056
Property, plant, and equipment, net of accumulated depreciation of $240 and $227	262	220
Goodwill	679	251
Intangible assets, net	74	15
Equity in and advances to unconsolidated affiliates	177	294
Noncurrent deferred income taxes	92	139
Unbilled receivables on uncompleted contracts	133	196
Other assets	247	32
Total assets	$5,323	$5,203
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,140	$1,117
Due to Halliburton, net	17	16
Advanced billings on uncompleted contracts	686	794
Reserve for estimated losses on uncompleted contracts	92	117
Employee compensation and benefits	362	316
Other current liabilities	327	262
Current liabilities related to discontinued operations	6	1
Total current liabilities	2,630	2,623
Noncurrent employee compensation and benefits	109	79
Other noncurrent liabilities	184	151
Noncurrent income tax payable	80	78
Noncurrent deferred tax liability	43	37
Total liabilities	3,046	2,968
Minority interest in consolidated subsidiaries	—	(32)
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value, 300,000,000 shares authorized;169,944,948 and 169,709,601 shares issued; 161,544,948 and 169,709,601 shares outstanding	—	—
Paid-in capital in excess of par value	2,086	2,070
Accumulated other comprehensive loss	(136)	(122)
Retained earnings	523	319
	2,473	2,267
Less: 8,400,000 and zero shares of treasury stock, at cost	(196)	—
Total shareholders’ equity and accumulated other comprehensive loss	2,277	2,267
Total liabilities, minority interest , shareholders’ equity and accumulated other comprehensive loss	$5,323	$5,203

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$231	$231
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33	30
Equity in earnings of unconsolidated affiliates	(34)	(71)
Deferred income taxes	52	8
Gain on sale of assets, net	—	(216)
Other	10	52
Changes in operating assets and liabilities:
Receivables	(119)	(247)
Unbilled receivables on uncompleted contracts	73	271
Accounts payable	(102)	(91)
Advanced billings on uncompleted contracts	(212)	87
Accrued employee compensation and benefits	(2)	35
Reserve for loss on uncompleted contracts	(25)	(43)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	69	(39)
Distribution of earnings from unconsolidated affiliates	88	93
Other assets	(89)	(38)
Other liabilities	28	110
Total cash flows provided by operating activities	1	172
Cash flows from investing activities:
Capital expenditures	(27)	(32)
Sales of property, plant and equipment	6	1
Acquisition of businesses, net of cash acquired	(498)	—
Disposition of businesses/investments, net of cash disposed	—	334
Total cash flows provided by (used in) investing activities	(519)	303
Cash flows from financing activities:
Payments to Halliburton, net	—	(120)
Payments on long-term borrowings	—	(7)
Payments to reacquire common stock	(196)	—
Net proceeds from issuance of common stock	3	4
Excess tax benefits from stock-based compensation	2	3
Payments of dividends to shareholders	(17)	—
Payments of dividends to minority shareholders	(23)	(28)
Total cash flows used in financing activities	(231)	(148)
Effect of exchange rate changes on cash	(2)	7
Increase (decrease) in cash and equivalents	(751)	334
Cash and equivalents at beginning of period	1,861	1,461
Cash and equivalents at end of period	$1,110	$1,795
Noncash financing activities
Dividends declared but not paid	$9	$—

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, KBR) is a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. We offer a wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures. See Note 6 for financial information about our reportable business segments.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2008 or any other future periods.

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

Revisions. Our prior period consolidated statements of income have been revised to reclassify certain indirect expenses as components of general and administrative expenses rather than as components of cost of services to allow transparency of business unit margins and general and administrative expense consistent with the nature of the underlying costs and the manner in which the costs are managed. See Note 6 for financial information about our reportable business segments and how indirect costs are managed. There was no impact on net income as previously reported in the consolidated statements of income, or on the consolidated balance sheets or the consolidated statements of cash flows, as a result of these revisions. A summary of the financial statement line items affected by the revisions is presented below.

Index

	For the three months ended September 30, 2007		For the nine months ended September 30, 2007
Millions of dollars	As Previously Reported	As Revised	As Previously Reported	As Revised
Cost of services	$2,043	$2,010	$6,053	$5,967
General and administrative	$32	$65	$91	$177

Note 2. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2008	2007	2008	2007
Basic weighted average common shares outstanding	166	168	168	168
Stock options and restricted shares	1	2	1	1
Diluted weighted average common shares outstanding	167	170	169	169

No adjustments to net income were required in calculating diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

Note 3. Acquisitions

BE&K, Inc. On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K will enhance our ability to provide contractor and maintenance services in North America. The agreed-upon purchase price was $550 million in cash subject to certain indemnifications and stockholders equity adjustments as defined in the stock purchase agreement.  BE&K and its acquired divisions have been integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired. As a result of the acquisition, the condensed consolidated statements of income for the three and nine months ended September 30, 2008, include the results of operations of BE&K since the date of acquisition.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”), the acquisition was accounted for using the purchase method. For accounting purposes, the purchase consideration paid was approximately $552 million, including direct transaction costs of approximately $2 million. We conducted an external valuation of certain acquired assets for inclusion in our balance sheet at the date of acquisition. Long-lived assets such as property, plant and equipment largely reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets. In addition, assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The following is a condensed balance sheet reflecting our preliminary allocation of the purchase price to the fair value of the major assets acquired and liabilities assumed at the date of acquisition:

Index

Allocation of purchase price:
(In millions)
Net tangible assets acquired:
Cash and equivalents	$66
Notes and accounts receivable	308
Other current assets	52
Property, plant, and equipment, net	55
Other assets	7
Accounts payable and advanced billings	(244)
Other current liabilities	(105)
Other noncurrent liabilities	(67)
Minority interest in unconsolidated subsidiaries	(3)
Total net tangible assets	69
Identifiable intangible assets:
Customer relationships and backlog	49
Tradenames	12
Other	1
Total amount allocated to identifiable intangible assets	62
Goodwill	421
Total purchase price	$552

Goodwill has been allocated among our business segments with $356 million in Services, $60 million in Other and $5 million in our Government & Infrastructure segments. The acquired intangible assets consist primarily of customer relationships which are amortized over the estimated remaining life of these relationships. The customer relationships and the backlog acquired, with a value of approximately $49 million, has a weighted average useful life of approximately 6 years. Tradenames and other intangible assets subject to amortization have a weighted average useful life of 3 years.

We have not yet completed our allocation of the purchase price to the fair values of the acquired assets and liabilities. In addition, we have not yet finalized the purchase price to be paid pursuant to the terms of the stock purchase agreement. We do not believe the resolution of these matters will result in a material change to our preliminary purchase accounting or purchase price consideration.

Index

The following pro forma information presents the Company’s revenues, net income and earnings per share as if the BE&K acquisition had occurred on the first day of the year presented below.

	Nine Months Ended
	September 30,
Millions of dollars	2008	2007
Total revenue	$9,544	$7,896
Income from continuing operations (1)	$224	$146
Discontinued operations (2)	20	91
Net income	$244	$237

Basic income per share	$1.45	$1.41
Diluted income per share	$1.45	$1.41

(1)
The pro forma income from continuing operations for the nine months ended September 30, 2008 and 2007 include approximately $6 and $9 million, respectively, of incremental depreciation and amortization, net of the related tax effects. The pro forma income from continuing operations for the nine months ended September 30, 2008 include approximately $17 million in incremental non-recurring stock-based and other compensation expenses and approximately $9 million of seller-incurred transaction fees and expenses, both net of the applicable tax, and were incurred in contemplation of sale to KBR.

(2)	Pro forma discontinued operations for the nine months ended September 30, 2008 includes the sale of certain business units by BE&K prior to our acquisition of BE&K.

The pro forma supplemental information is not necessarily indicative of actual results had the acquisition occurred on the first day of the respective period, nor is it necessarily indicative of future results. The pro forma supplemental information does not reflect potential synergies, integration costs, or other such costs or savings.

Turnaround Group of Texas, Inc. In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”). TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. The total purchase consideration for this stock purchase transaction was approximately $6 million. As a result of the acquisition, we recognized goodwill of $4 million and other intangible assets of $2 million. Beginning in April 2008, TGI’s results of operations are included in our Services business unit. We have not yet completed our allocation of the purchase price to the fair values of the acquired assets and liabilities.

Catalyst Interactive.  In April 2008, we acquired 100% of the outstanding common stock of Catalyst Interactive, an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. The total purchase consideration for this stock purchase transaction was approximately $5 million. As a result of the acquisition, we recognized goodwill of approximately $3 million and other intangible assets of approximately $2 million. Beginning in April 2008, Catalyst Interactive’s results of operations are included in our Government & Infrastructure business unit. We have not yet completed our allocation of the purchase price to the fair values of the acquired assets and liabilities.

Wabi Development Corporation. In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi currently employs over 350 people, providing maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. Wabi will be integrated into our Services business unit. The integration of Wabi into our Services business will provide additional growth opportunities for our heavy hydrocarbon, forestry, oil sand, general industrial and maintenance services business. We have not yet completed our allocation of the purchase price to the fair values of the acquired assets and liabilities.

Index

Note 4. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts that use the percentage of completion method of revenue recognition and the amounts included in “Unbilled receivables on uncompleted contracts” as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
Millions of dollars	2008	2007
Probable unapproved claims	$131	$178
Probable unapproved change orders	2	4
Probable unapproved claims related to unconsolidated subsidiaries	38	36
Probable unapproved change orders related to unconsolidated subsidiaries	1	15

As of September 30, 2008, the probable unapproved claims, including those from unconsolidated subsidiaries, related to five completed contracts. See Note 9 for a discussion of certain United States government contract claims, which are not included in the table above because such contracts are not accounted for using the percentage of completion method.

Included in the table above are contracts with probable unapproved claims that will likely not be settled within one year totaling $131 million at September 30, 2008 and $178 million at December 31, 2007, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently in 2007, we recorded additional losses on this project of approximately $27 million, and approximately $15 million during the first half of 2008 with no additional losses recorded in the third quarter of 2008, bringing our total estimated losses to approximately $54 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs. We could incur additional costs and losses on this project if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to make up lost schedule are not achieved. As of September 30, 2008, the project was approximately 82% complete.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract was amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contact, the first $21 million of incentives earned over the remaining life of the contract are not payable to us. During the nine months ended September 30, 2008, we did not recognize approximately $11 million of incentives earned but not payable under the provisions of the amended contract. Since the contract was amended, we have earned approximately $17 million of incentives. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $60 million at September 30, 2008 and $236 million at December 31, 2007.

Index

Note 5. PEMEX

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

In accordance with the terms of each of the contracts, we filed for arbitration with the International Chamber of Commerce (ICC) in 2004 and 2005 claiming recovery of damages of $323 million, $215 million and $142 million for EPC 1, 22 and 28, respectively. PEMEX subsequently filed counterclaims totaling $157 million, $42 million and $2 million for EPC 1, 22 and 28, respectively. The arbitration hearings were held in 2006 for EPC 22 and EPC 28 and in November 2007 for EPC 1. In January 2008, we received payment from PEMEX related to the EPC 22 arbitration award of the ICC panel which was sufficient for recovery of our investment in the note receivable for this contract, as well as $4 million in interest income in the fourth quarter of 2007. We received notice in February 2008, that the ICC approved the arbitration panel’s decision to award in favor of KBR on the EPC 28 arbitration. The net award in our favor was approximately $76 million plus accrued interest since 2002 which we estimate ranges between $36 million and $49 million depending on whether interest is calculated on a simple or compound method. The amount of the award exceeded the book value of our claim receivable and accounts receivable of $61 million related to this project. As a result, we recorded in the first quarter of 2008 an increase to revenue and a gain of $51 million. Although the arbitration award is legally binding and enforceable, we have filed a proceeding in the U.S. to recognize the award. PEMEX filed a legal proceeding in Mexico to challenge the award. The Mexican court rejected PEMEX’s contention that the arbitration award should be nullified. PEMEX has filed an appeal challenging the ruling. As a result, we believe collection of the award may not occur in the next 12 months and therefore, we have classified the total $111 million due from PEMEX for EPC 28 as a long term receivable included in “Other assets” on the condensed consolidated balance sheet at September 30, 2008. We estimate that a decision from the ICC will be reached regarding the EPC 1 arbitration in the fourth quarter of 2008.

As a result of the arbitration awards for EPC 22 and EPC 28, the costs incurred related to these two projects are no longer classified as probable claims. The costs incurred related to EPC 1 continues to be classified as a probable claim receivable. There have been no significant adjustments to the EPC 1 claim amount since 2004. Based on facts known by us as of September 30, 2008, we believe that the remaining EPC 1 counterclaims referred to above filed by PEMEX are without merit and have concluded there is no reasonable possibility that a loss has been incurred. No amounts have been accrued for these counterclaims at September 30, 2008.

Index

Note 6. Business Segment Information

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

The table below presents information on our business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Revenue:
Government and Infrastructure	$1,759	$1,566	$5,150	$4,505
Upstream	550	407	1,860	1,284
Services	539	77	776	226
Other	170	127	409	341
Total revenue	$3,018	$2,177	$8,195	$6,356
Operating segment income:
Government and Infrastructure	$104	$98	$247	$226
Upstream	53	57	197	124
Services	27	6	57	33
Other	20	6	50	16
Operating segment income (a)	$204	$167	$551	$399
Unallocated amounts:
Labor cost absorption (b)	(5)	—	—	(10)
Corporate general and administrative	(55)	(65)	(163)	(177)
Total operating income	$144	$102	$388	$212

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

Note 7. Committed Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At September 30, 2008 and December 31, 2007, cash and equivalents include approximately $302 million and $483 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Index

Note 8. Comprehensive Income

The components of comprehensive income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Net income	$85	$63	$231	$231
Net cumulative translation adjustments	(20)	4	(22)	(14)
Pension liability adjustment	2	3	6	103
Net unrealized losses on investments and derivatives	(1)	—	—	(1)
Total comprehensive income	$66	$70	$215	$319

Comprehensive income for the nine months ended September 30, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML in the second quarter of 2007.

Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
Millions of dollars	2008	2007
Cumulative translation adjustments	$16	$38
Pension liability adjustments	(151)	(159)
Unrealized losses on investments and derivatives	(1)	(1)
Total accumulated other comprehensive loss	$(136)	$(122)

Accumulated other comprehensive loss was charged $2 million, net of tax as of January 1, 2008, as a result of the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  See Note 14 for further information.

Note  9. United States Government Contract Work

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

Index

We accrue estimated award fees based on historical performance scores and award rates. Our last award fee letter was issued in the second quarter of 2008 for the period from November 2007 through February 2008.  At September 30, 2008, approximately $48 million is recorded in unbilled receivables in the accompanying balance sheet as our estimate of award fees earned since our last award fee letter.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our accrual will be adjusted accordingly.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. We will continue to work with the Army to resolve this issue. In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the DCMA. In March 2008, we filed an appeal to the Armed Services Board of Contracts Appeals to recover the amounts withheld. At this time, the likelihood that a loss related to this matter has been incurred is remote. As of September 30, 2008, we had not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information. As of September 30, 2008, approximately $55 million of costs have been suspended related to this matter of which $31 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Index

Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCAA that our costs are reasonable. In the fourth quarter of 2007, the DCMA suspended payment for $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. In the first quarter of 2008, the DCMA suspended payment for an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. In 2008, we filed two claims to recover approximately $52 million of amounts previously withheld from us by the DCMA. With respect to questions raised regarding billing in accordance with contract terms, as of September 30, 2008, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

Kosovo fuel. In April 2007, the DOJ issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the alleged misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves. Neither our client nor the DCAA has indicated any intent to withhold payments from us relating to this matter. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of September 30, 2008, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Index

Investigations relating to Iraq, Kuwait, Afghanistan and Other

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

Various Congressional committees have conducted hearings on the U.S. military’s reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We continue to provide information and testimony with respect to operations in Iraq in these Congressional committees, including the House Armed Services Committee. During the first quarter of 2008, we received Congressional inquiries regarding our offshore payroll structure and whether FICA taxes should have been withheld. We have responded to those inquiries and we believe we have substantially complied with the applicable laws and regulations that pertain to our payroll withholdings. In June 2008, the Heroes Earnings Assistance and Relief Tax (HEART) Act was signed into law and is effective beginning August 1, 2008. We believe our employees that are U.S. citizens or residents performing services on U.S. government contracts are subject to the HEART Act. Accordingly, at the effective date we began withholding FICA taxes, pay the employer matching of such taxes and charge such costs to our reimbursable contract. We do not believe that the change in law will have a material impact to our financial position, results of operations, or cash flows.

We have identified and reported to the U.S. Departments of State and Commerce numerous exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, that possibly were not in accordance with the terms of our export license or applicable regulations. However, we believe that the facts and circumstances leading to our conclusion of possible non-compliance relating to our Iraq and Afghanistan activities are unique and potentially mitigate any possible fines and penalties because the bulk of the exported items are the property of the U.S. government and are used or consumed in connection with services rendered to the U.S. government. In addition, we have responded to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. We continue to comply with the requests to provide information under the subpoena. Whereas it is reasonably possible that we may be subject to fines and penalties for possible acts that are not in compliance with our export licenses or regulations, at this time it is not possible to estimate an amount of loss or range of losses that may have been incurred. A failure to comply with applicable laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. We are in ongoing communications with the appropriate authorities with respect to these matters. There can be no assurances that we will not be subject to any sanctions nor that, if any such sanctions are imposed, they will not have a material adverse impact on us.

Claims

We had unapproved claims for costs incurred under various government contracts totaling $74 million at September 30, 2008 and $82 million at December 31, 2007. The unapproved claims outstanding at September 30, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

Index

In addition, as of September 30, 2008 and December 31, 2007, we had incurred approximately $35 million and $156 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated among the task orders. We have submitted requests for reallocations of funding to the U.S. Army and continue to work with them to resolve this matter. We anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.

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

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. All employment claims were sent to arbitration under the Company’s dispute resolution program. The appellate court affirmed the lower court’s dismissal. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of September 30, 2008, no amounts have been accrued.

Index

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgment in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. The appellate court affirmed the lower courts dismissal. As of September 30, 2008, we consider the matter to be concluded.

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

ASCO Litigation

On July 23, 2008, a jury in Texas returned a verdict against KBR awarding Associated Construction Company WLL (ASCO) damages of $39 million with the court to determine attorneys fees and interest. In 2003, ASCO was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract.  On August 25, 2008 the court entered a judgment which included damages of approximately $18 million, interest of approximately $3 million and attorney’s fees of $6 million bringing the total judgment to $27 million. We continue to believe that the damages awarded are subject to challenge on appeal. We intend to appeal, but we will seek our customer’s advice regarding other actions to take which may include an appeal. At this time, we cannot predict the likelihood of succeeding in our appeal. As a result of the final judgment, we reduced our previous accrual from $40 million to $27 million during the third quarter of 2008 and we believe the entire amount is billable to the customer. However, we will not recognize such amount as revenue until such time as we are reasonably assured of collection.

First Kuwaiti Arbitration

In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought damages in the amount of $39 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $96 million. This matter is in the early stages of the arbitration process and no amounts have been accrued as we are unable to determine a reasonable estimate of loss, if any, at this time.

Electrocution Litigation

During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers. One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum. It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed and are currently pending. Discovery has not yet begun in one case, and is in early stages in the other case. We are unable to determine the likely outcome of these cases at this time. As of September 30, 2008, no amounts have been accrued.

Index

Note 10. Other Commitments and Contingencies

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

The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information which has been furnished regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which we, Halliburton, The M.W. Kellogg Company, M.W. Kellogg Limited or their or our joint ventures are or were participants. In September 2006, the SEC requested that Halliburton, for itself and all of its subsidiaries, enter into a tolling agreement on behalf of Halliburton and KBR with respect to its investigation. In 2008, Halliburton entered into tolling agreements with the SEC and the DOJ. KBR has also entered into tolling agreements with the DOJ and SEC.

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

Index

In addition, we understand that the SEC has issued subpoenas to others, including certain of our current and former employees, former executive officers and at least one of our subcontractors. We further understand that the DOJ issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

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

In June 2004, all relationships with A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root, and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of Halliburton’s Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In September 2008, Mr. Stanley pleaded guilty to conspiring to violate the Foreign Corrupt Practices Act (FCPA). By the plea, Mr. Stanley admitted that he participated in a scheme to bribe Nigerian government officials and that payments were made by agents of TSKJ to Nigerian officials in connection with the construction and expansion by TSKJ of the complex at Bonny Island. He also pleaded guilty to conspiracy to commit mail and wire fraud in causing a Kellogg Brown & Root consultant to pay kickbacks to Mr. Stanley in connection with the Bonny Island and other liquefied natural gas projects of Kellogg Brown & Root. In a related action, the SEC charged Mr. Stanley with violating the anti-bribery provisions of the FCPA and knowingly falsifying books and records to falsely reflect payments to these agents of TSKJ as legitimate business expenses and knowingly circumventing internal accounting controls. Without admitting or denying the allegations in the complaint, Mr. Stanley has consented to the entry of a final judgment that permanently enjoins him from violating the anti-bribery, record-keeping and internal control provisions of the Securities Exchange Act of 1934. Mr. Stanley also has agreed to cooperate with the SEC's and the DOJ's ongoing investigations.

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

Index

A person or entity found in violation of the FCPA could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. In the three and nine months ended September 30, 2008, we had revenue of approximately $1.6 billion and $4.6 billion, respectively, from our government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During the three and nine months ended September 30, 2008, we had revenue of approximately $51 million and $179 million, respectively, from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

Index

Halliburton is currently engaged in discussions with the SEC and/or the DOJ regarding a settlement of these matters.  We are observing certain meetings in which these discussions are held. Pursuant to the Master Separation Agreement, Halliburton controls these discussions and the terms of any settlement. At the time any settlement may be reached between Halliburton and the SEC and/or DOJ, Halliburton must submit the settlement terms to KBR.

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

We are aware from public disclosure that Halliburton has recorded $342 million in accruals related to various indemnities of and guarantees of KBR. However, we do not have information about how those amounts were determined or how much of that amount is related exclusively to KBR’s FCPA matters. Because of the terms of the Master Separation Agreement and the uncertainties related to the acceptability of the terms and conditions of the settlement that might be offered to us in the future, as of September 30, 2008, we are unable to estimate an amount of probable loss or a range of possible loss related to these various matters, as it relates to us.

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

On the basis of this information, Halliburton and the DOJ have broadened their investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.  We understand that Mr. Stanley, in the context of his plea agreement, may have provided information to the DOJ relating to the bidding allegations.  In a recent SEC filing, Halliburton expressed its opinion that its indemnification obligations to KBR in the MSA do not extend to any liabilities for governmental fines or third party claims that may arise from the bidding allegations.  Pursuant to the MSA, Halliburton has led and controlled the investigation of these allegations and the FCPA matters and controlled all related settlement discussions. If there is a settlement, we believe that this coordinated bidding allegation will be resolved as part of any settlement of the FCPA issues. We are still obtaining information regarding these matters, and are investigating the possible liability of other parties for any loss KBR may experience if the coordinated bidding allegations are not resolved in the settlement of the FCPA issues.

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

Index

The results of these investigations may have a material adverse effect on our business and results of operations. As of September 30, 2008, we are unable to estimate a range of possible loss related to these matters.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. The final arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR incurred legal fees and related expenses of $4 million in 2007, related to this matter. For the nine months ended September 30, 2008, KBR has incurred approximately $1 million in legal fees and related expenses related to this matter.

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

Index

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At September 30, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $6 million, which represents the low end of the range of possible costs that could be as much as $15 million.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2008, we had approximately $1.1 billion in letters of credit and financial guarantees outstanding, of which $550 million were issued under our Revolving Credit Facility. Approximately $447 million of these letters of credit were issued under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.

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

Other commitments

We had commitments to provide funds to our privately financed projects of $85 million as of September 30, 2008, and $113 million as of December 31, 2007. Our commitments to fund our privately financed projects are supported by letters of credit as described above. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. At September 30, 2008, approximately $20 million of the $85 million commitments are current.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $26 million and $28 million at September 30, 2008 and December 31, 2007, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 11. Income Taxes

         Our effective tax rate was 36% for the three and nine months ended September 30, 2008. Our effective tax rate for the three and nine months ended September 30, 2007 was approximately 32% and 39%, respectively. Our effective tax rate for the three and nine months ended September 30, 2008 exceeded our statutory rate of 35% primarily due to not receiving a tax benefit for operating losses incurred on our railroad investment in Australia, and state and other taxes. Our effective tax rate for the nine months ended September 30, 2007 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes. Our effective tax rate for continuing operations for 2008 is forecasted to be approximately 38%.

In the second quarter of 2008, we recorded a $12 million charge related to a U.K. tax court ruling in excess of the amounts previously provided. We intend to appeal the court ruling. We reviewed the availability of US foreign tax credits based on tax minimization strategies available under existing US and UK tax law and determined that approximately $15 million of the total UK tax assessment will be realizable through future tax deductions. As such, we recognized a tax benefit during the third quarter of 2008 in accordance with FIN 48. Additionally, we recognized tax expense related certain foreign and domestic return to accrual tax adjustments for tax returns filed during the third quarter of 2008 and other adjustments resulting in tax expense of approximately $13 million during the third quarter of 2008.

Index

KBR is the parent of a group of our domestic companies which were in the U.S. consolidated federal income tax return of Halliburton through April 5, 2007, the date of our separation from Halliburton. We also file income tax returns in various states and foreign jurisdictions. Prior to the separation from Halliburton, income tax expense for KBR, Inc. was calculated on a pro rata basis. Under this method, income tax expense was determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group. For the period post separation from Halliburton, income tax expense is calculated on a stand alone basis.

Note 12. Fair Value Measurements

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

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$22	$22	$—	$—

Derivative assets	$6	$—	$6	$—

Derivative liabilities	$3	$—	$3	$—

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

Note 13. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. The following represents significant activity during the periods presented related to our equity method investments and variable interest entities.

Index

Brown & Root Condor Spa (“BRC”).  BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007, to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million. In the first quarter of 2007, we recorded an $18 million impairment charge of which $16 million was classified as “Equity in earnings (losses) of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of income. As of September 30, 2008, we have not collected the remaining $20 million due for the sale of our interest in BRC, which is included in “Notes and accounts receivable.” We will continue to work with Sonatrach, or take other actions as deemed necessary, to collect the remaining amounts.

Roads project. During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. The additional interest was purchased from an existing shareholder for approximately $8 million in cash. The joint venture is considered a variable interest entity; however, we are not the primary beneficiary. We continue to account for this investment using the equity method of accounting. In April 2008, we completed the sale of the additional 8% interest in the joint venture to an unrelated party for approximately $9 million. As of September 30, 2008, we owned a 25% interest in the joint venture.

Index

Note 14. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008		2007
Millions of dollars	United States	International	United States	International
Components of net periodic
Benefit cost:
Service cost	$—	$3	$—	$2
Interest cost	—	24	1	21
Expected return on plan assets	(1)	(27)	(1)	(24)
Amortization of prior service cost	—	(1)	—	—
Actuarial (gain)/ loss amortization	—	3	—	5
Net periodic benefit cost	$(1)	$2	$—	$4

	Nine Months Ended September 30,
	2008		2007
Millions of dollars	United States	International	United States	International
Components of net periodic
Benefit cost:
Service cost	$—	$7	$—	$7
Interest cost	2	74	2	62
Expected return on plan assets	(3)	(83)	(2)	(71)
Amortization of prior service cost	—	(1)	—	—
Actuarial (gain)/ loss amortization	—	9	—	15
Net periodic benefit cost	$(1)	$6	$—	$13

As of September 30, 2008, we contributed $64 million of the $70 million we currently expect to contribute in 2008 to our international plans. This contribution amount includes a payment of approximately $54 million, made in the first quarter of 2008 to the Kellogg, Brown, & Root (UK) Limited Pension Plan, related to a February 2008 agreement-in-principle regarding partial deficit funding for this Plan. We do not have a required minimum contribution for our domestic plans. As of September 30, 2008, we contributed $3 million of the $3 million, we currently expect to contribute to our domestic plan in 2008.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and nine months ended September 30, 2008 and 2007.

Note 15. Reorganization of Business Operations

In the fourth quarter of 2007, we initiated a restructuring whereby we committed to a minor headcount reduction and ceased using certain leased office space. In connection with this restructuring we recorded charges totaling approximately $5 million of which the majority related to a vacated lease, previously utilized by our G&I division in Arlington. This amount was included in “Cost of services” in our statements of income for the year ended December 31, 2007. Less than $1 million consists of standard termination benefits payable to a limited number of corporate and division employees. These termination costs were included in “General and Administrative” in our statements of income for the year ended December 31, 2007. The amounts recorded represent the total amounts expected to be incurred in connection with these activities. For the nine months ended September 30, 2008, we paid approximately $4 million of the lease and the termination benefits, which included a lease cancellation penalty. The remaining balance in connection with this restructuring reserve was approximately $1 million at September 30, 2008.

Index

Note 16. Related Party

   Halliburton

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 10 for a further discussion of the FCPA investigations and the Barracuda-Caratinga project.

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

Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services will be substantially the same as the costs incurred and recorded in our historical financial statements. As of December 31, 2007, most of the corporate service activities have been discontinued and primarily related to human resources and risk management. During the nine months ended September 30, 2008, the only significant corporate service activities relate to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2008, we had approximately $1.1 billion in letters of credit and financial guarantees outstanding of which $430 million related to our joint venture operations, including $183 million issued in connection with the Allenby & Connaught project. Of the total $1.1 billion, approximately $447 million in letters of credit were irrevocably and unconditionally guaranteed by Halliburton. In addition, Halliburton has guaranteed surety bonds and provided direct guarantees primarily related to our performance. Under certain reimbursement agreements, if we were unable to reimburse a bank under a paid letter of credit and the amount due is paid by Halliburton, we would be required to reimburse Halliburton for any amounts drawn on those letters of credit or guarantees in the future. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until the earlier of (a) the termination of the underlying project contract or KBR’s obligations thereunder or (b) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton. Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

At September 30, 2008 and December 31, 2007, we had a $17 million and $16 million, respectively, balance payable to Halliburton which consists of amounts we owe Halliburton for estimated outstanding income taxes, and credit support fees pursuant to our transition services agreement and other amounts. The balances for these related party transactions are reflected in the consolidated balance sheets as “Due to Halliburton, net.”

Index

   Other Related Party Transactions

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $48 million and $163 million for the three and nine months ended September 30, 2008, respectively. Total revenues from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $73 million and $276 million for the three and nine months ended September 30, 2007, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of income was $4 million and $22 million for the three and nine months ended September 30, 2008, respectively and $14 million and $27 million for the three and nine months September 30, 2007, respectively.

Note 17. New Accounting Standards

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

Index

Note 18. Discontinued Operations

In May 2006, we completed the sale of our Production Services group, which was part of our Services business unit. The Production Services group delivers a range of support services, including asset management and optimization; brownfield projects; engineering; hook-up, commissioning and start-up; maintenance management and execution; and long-term production operations, to oil and gas exploration and production customers. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million in the year ended December 31, 2006. We settled certain claims and provided an allowance against certain receivables from the Production Services group resulting in a charge of approximately $15 million during the nine months ended September 30, 2007.

On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc. DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML operations, which was part of our G&I business unit, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects. In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML. The sale of DML resulted in a gain of approximately $101 million, net of tax of $115 million in the year ended December 31, 2007.  During the preparation of our 2007 tax return in the third quarter of 2008, we identified additional foreign tax credits upon completion of a tax pool study resulting from the sale of our interest in DML in the U.K. Approximately $11 million of the foreign tax credits were recorded as a tax benefit in discontinued operations for the quarter ended September 30, 2008.

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the prior periods have been reported as discontinued operations. At September 30, 2008, the condensed consolidated balance sheet consisted of $6 million in other current liabilities related to discontinued operations.

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our consolidated statements of income, are summarized in the following table for the nine months ended September 30, 2007.

	Three Months Ended	Nine Months Ended
Millions of dollars	September 30, 2007	September 30, 2007
Revenue	$—	$449

Operating profit	$—	$22

Pretax income	$—	$11

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

BE&K Acquisition

On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K will enhance our ability to provide contractor and maintenance services in North America. The agreed-upon purchase price was $550 million in cash subject to certain indemnifications and stockholders equity adjustments as defined in the purchase agreement.  BE&K and its acquired divisions have been integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired. As a result of the acquisition, the condensed consolidated statements of income for the three and nine months ended September 30, 2008, include the results of operations of BE&K since the date of acquisition.

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

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 10 to our condensed consolidated financial statements for a further discussion of the FCPA investigations and the Barracuda-Caratinga project.

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

Index

See Note 16 to our condensed consolidated financial statements for further discussion of the above agreements and other related party transactions with Halliburton.

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

LogCAP Project. In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the fourth quarter of 2008. In June 2007, we were selected as one of the executing contractors under the LogCAP IV contract to provide logistics support to U.S. Forces deployed in the Middle East. The LogCAP IV award was reevaluated by the GAO as a result of actions brought by various unsuccessful bidders. In April 2008, the DoD again selected KBR as one of the executing contractors.  Despite the award of a portion of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide. However, although we continue to experience increased activity as a result of the surge of additional troops in 2007 and extended tours of duty in Iraq, we expect our overall volume of work to decline in 2008 as our customer scales back its requirements for the types and amounts of services we provide. However, as a result of the surge of additional troops in 2007 and extended tours of duty in Iraq, we expect the decline may occur more slowly than we previously expected.

Backlog related to the LogCAP III contract at September 30, 2008 was $1.6 billion. During the almost six-year period we have worked under the LogCAP III contract, we have been awarded 82 “excellent” ratings out of 104 total ratings. Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to the actual amounts earned. No award fee board ratings have been issued to us since our last ratings received during the second quarter of 2008. We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2009.

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. Our Venture’s business unit manages KBR’s equity interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. At September 30, 2008, we indirectly owned a 45% interest in Aspire Defence. In addition, at September 30, 2008, we owned a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of September 30, 2008, our performance through the construction phase is supported by $183 million in letters of credit and surety bonds totaling $204 million, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors, including us, and the issuance of publicly held senior bonds.

Skopje Embassy Project. In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently in 2007, we recorded additional losses on this project of approximately $27 million, and approximately $15 million during the first half of 2008 with no additional losses recorded in the third quarter of 2008, bringing our total estimated losses to approximately $54 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs. We could incur additional costs and losses on this project if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to make up lost schedule are not achieved.  As of September 30, 2008, the project was approximately 82% complete.

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

Skikda project. During the third quarter of 2007, we were awarded the engineering, procurement and construction (“EPC”) contract for the Sonatrach Skikda LNG project, to be constructed at Skikda, Algeria. In addition to performing the EPC work for the 4.5 million metric tons per annum LNG train, we will execute the pre-commissioning and commissioning portion of the contract. The contract has an approximate value of $2.8 billion. As of September 30, 2008 the Skikda project was approximately 30% complete.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract has been amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contact, the first $21 million of incentives earned over the remaining life of the contract are not payable to us. During the nine months ended September 30, 2008, we did not recognize approximately $11 million of incentives earned but not payable under the provisions of the amended contract. Since the contract was amended, we have earned approximately $17 million of incentives. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $60 million and $236 million at September 30, 2008 and December 31, 2007, respectively.

Brown & Root Condor Spa (“BRC”).  BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007, to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million. In the first quarter of 2007, we recorded an $18 million impairment charge of which $16 million was classified as “Equity in earnings (losses) of unconsolidated affiliates” and $2 million as a component of “Cost of services” in our condensed consolidated statements of income. As of September 30, 2008, we have not collected the remaining $20 million due for the sale of our interest in BRC, which is included in “Notes and accounts receivable.” We will continue to work with Sonatrach, or take other actions as deemed necessary, to collect the remaining amounts.

Index

Results of Operations

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$1,364	$1,217	$147	12%
U.S. Government —Americas Operations	183	192	(9)	(5)%
International Operations	212	157	55	35%
Total G&I	1,759	1,566	193	12%
Upstream:
Gas Monetization	434	265	169	64%
Offshore	97	92	5	5%
Other	19	50	(31)	(62)%
Total Upstream	550	407	143	35%
Services	539	77	462	600%
Downstream	138	103	35	34%
Technology	19	26	(7)	(27)%
Ventures	1	(2)	3	150%
Other	12	—	12	—%
Total revenue	$3,018	$2,177	$841	39%

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

Index

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$78	$61	$17	28%
U.S. Government —Americas Operations	13	31	(18)	(58)%
International Operations	42	36	6	17%
Total job income	133	128	5	4%
Divisional overhead	(29)	(30)	1	3%
Total G&I business unit income	104	98	6	6%
Upstream:
Gas Monetization	37	31	6	19%
Offshore	20	15	5	33%
Other	6	26	(20)	(77)%
Total job income	63	72	(9)	(13)%
Divisional overhead	(10)	(15)	5	33%
Total Upstream business unit income	53	57	(4)	(7)%
Services:
Job income	41	9	32	356%
Divisional overhead	(14)	(3)	(11)	(367)%
Total Services business unit income	27	6	21	350%
Downstream:
Job income	20	7	13	186%
Divisional overhead	(5)	(3)	(2)	(67)%
Total Downstream business unit income	15	4	11	275%
Technology:
Job income	10	10	—	—%
Divisional overhead	(6)	(5)	(1)	(20)%
Total Technology business unit income	4	5	(1)	(20)%
Ventures:
Job income (loss)	1	(2)	3	150%
Divisional overhead	(1)	(1)	—	—%
Total Ventures business unit loss	—	(3)	3	100%
Other:
Job income	4	—	4	—%
Divisional overhead	(3)	—	(3)	—%
Total Other business unit income	1	—	1	—%
Total business unit income	$204	$167	$37	22%
Unallocated amounts:
Labor costs absorption (1)	(5)	—	(5)	—%
Corporate general and administrative	(55)	(65)	10	15%
Total operating income	$144	$102	$42	41%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/ under the amounts charged to the operating business units.

Index

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Government and Infrastructure. Revenue from our G&I business unit was $1.8 billion and $1.6 billion for the three months ended September 30, 2008 and 2007, respectively. The increase in revenue from our Middle East Operations is largely a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007 that continues to positively impact our 2008 revenue. We expect to provide services under our LogCAP III contract through the third quarter of 2009. In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract. Despite the award of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirements for the types and amounts of services we provide under these programs. Revenue from our Americas Operations decreased primarily as a result of reduced activity on several existing domestic cost-reimbursable U.S. Government projects, including the CENTCOM and CONCAP projects. The increase in revenue from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq and several engineering projects in Australia.

Business unit income was $104 million and $98 million for the three months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, job income from our Middle East Operations increased as a result of the reversal of approximately $13 million of the $40 million charge recognized in the second quarter of 2008 related to the judgment from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003. We believe the judgment is billable to our customer. However, we will not recognize such amounts as revenue until such time as we are reasonably assured of collection. Job income from our Americas Operations decreased as a result of lower activity and award fees on several domestic cost-reimbursable U.S. Government projects. In our International Operations, job income increased primarily due to increased performance on the construction and service portions of the Allenby & Connaught project as well as the project for the U.K. MoD in Iraq which is now fully mobilized.

Upstream. Revenue from our Upstream business unit was $550 million and $407 million for the three months ended September 30, 2008 and 2007, respectively. The increase in revenue is primarily due to increased activity from several Gas Monetization projects including the Escravos GTL, Gorgon LNG and Skikda LNG projects. Revenue from these three projects increased an aggregate $199 million during the third quarter of 2008. Partially offsetting these increases were decreases in revenue of approximately $43 million in the aggregate for the Pearl GTL, Yemen LNG, Nigeria LNG and Tanguuh LNG projects primarily due to lower activity as compared to the same period of the prior year.

Business unit income was $53 million and $57 million for the three months ended September 30, 2008 and 2007, respectively. In our Gas Monetization operations, the increase in job income was driven by higher relative progress on our Gorgon LNG and Skikda LNG projects over the same period of the prior year.  In the third quarter of 2007, we sold a 49% interest and other rights in an Algerian joint venture which resulted in an $18 million gain in our Other operations.

Services. Revenue from our Services business unit was $539 million and $77 million for the three months ended September 30, 2008 and 2007, respectively. The increase in revenue is primarily due to business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $399 million of revenue during the third quarter of 2008.  Also contributing to the increase in revenue during the quarter are increases in activity from direct construction and modular fabrication services in our Canadian and North American Construction operations. Revenue from the Shell Scotford Upgrader project in Canada increased approximately $62 million during the third quarter of 2008.

Business unit income was $27 million and $6 million for the three months ended September 30, 2008 and 2007, respectively.  The increase in business unit income is primarily due to business we obtained through the acquisition of BE&K, which contributed approximately $13 million to business unit income, including $24 million in job income less business unit overhead expense of $11 million during the third quarter of 2008.  The remainder of the increase was due to increased job income associated with our Canadian operations, North American Construction operations and our jointly operated offshore venture in Mexico.

Downstream. Revenue from our Downstream business unit was $138 million and $103 million for the three months ended September 30, 2008 and 2007, respectively. During the third quarter 2008, revenue increased by approximately $33 million primarily related to business we obtained through the acquisition of BE&K.  Also contributing to the increase in revenue was increased activity related to the Saudi Kayan olefin and Ras Tanura integrated chemical projects in Saudi Arabia. Increase in revenue related to these and other projects were partially offset by a $32 million decrease in revenue during the quarter on the EBIC ammonia plant project in Egypt as it nears completion.

Index

Business unit income was $15 million and $4 million for the three months ended September 30, 2008 and 2007, respectively. This increase is primarily due to an aggregate $7 million increase in job income from the Saudi Kayan project and program management services for the Ras Tanura project in Saudi Arabia.  Business unit income for the third quarter of 2008 also included $5 million in job income from the Kevlar project obtained through the acquisition of BE&K.

Technology. Revenue from our Technology business unit was $19 million and $26 million for the three months ended September 30, 2008 and 2007, respectively. Business unit income was $4 million and $5 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in revenue and business unit income is primarily attributable to several projects with lower activity in the third quarter of 2008 compared to the activity for the same period in 2007.

Ventures. Revenue from our Ventures business unit was $1 million and $(2) million for the three months ended September 30, 2008 and 2007, respectively. Revenue during third quarter of 2008 is primarily attributable to the Aspire Defence projects in the U.K. Business unit income was $0 million and a loss of $3 million for the three months ended September 30, 2008 and 2007, respectively. Revenue and business unit income for the third quarter of 2007 included continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia. Our investment in the APT/Freightlink project was reduced to below zero to the extent of our future funding obligations and no further operating losses have been recognized.

Labor cost absorption.  Labor cost absorption was $5 million and $0 million for the three months ended September 30, 2008 and 2007, respectively. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. The increase in labor cost absorption for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to a $7 million charge resulting from the impact of Hurricane Ike in Houston, Texas.

General and Administrative expense.  General and administrative expense was $55 million and $65 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expense results from lower incentive compensation, insurance costs and other costs partially offset by higher general and administrative expenses as a result of our acquisition of BE&K and $3 million in property damage at several of our Houston-area facilities resulting from the impact of Hurricane Ike.

Non-operating items.

Net interest income was $7 million for the three months ended September 30, 2008 compared to net interest income of $17 million for the three months ended September 30, 2007. The decrease in net interest income primarily relates to the decline in our cash and equivalents during the first nine months of 2008. As of September 30, 2008, we had total cash and equivalents of approximately $1.1 billion (including committed cash of $302 million) compared to $1.8 billion as of September 30, 2007. The decrease in cash is largely attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $552 million and stock repurchases totaling $196 million during the third quarter of 2008.

Provision for income taxes from continuing operations in the third quarter of 2008 was $55 million compared to $35 million in the third quarter of 2007. The effective tax rate for the third quarter of 2008 was approximately 36% as compared to a rate of 32% in the third quarter of 2007. Our effective tax rate for the three months ended September 30, 2008 exceeded our statutory rate of 35% primarily due to not receiving a benefit for operating losses on our railroad investment in Australia, and state and other taxes.  In the second quarter of 2008, we recorded a $12 million charge related to a U.K. tax court ruling in excess of the amounts previously provided. We intend to appeal the court ruling. We reviewed the availability of US foreign tax credits based on tax minimization strategies available under existing US and UK tax law and determined that approximately $15 million of the total UK tax assessment will be realizable through future tax deductions.  As such, we recognized a tax benefit during the third quarter of 2008 in accordance with FIN 48.  Additionally, we recorded tax expense related to certain foreign and domestic return to accrual adjustments for tax returns filed during the third quarter of 2008 and other adjustments resulting in tax expense of approximately $13 million during the third quarter of 2008.  Our effective tax rate for the third quarter of 2007 was below our statutory rate of 35% primarily due to the receipt of tax refunds for prior year taxes paid and a decrease in the U.K. statutory rate from 30% to 28% as a result of changes in enacted tax law.

Index

Income from discontinued operations, net of tax was $11 million and $3 million for the three months ended September 30, 2008 and 2007, respectively. In the third quarter of 2008, we recognized a tax benefit related to foreign tax credits upon completion of a tax pool study related to DML. We sold our 51% interest in DML in June 2007.

	Nine months Ended September 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$4,072	$3,529	$543	15%
U.S. Government —Americas Operations	460	565	(105)	(19)%
International Operations	618	411	207	50%
Total G&I	5,150	4,505	645	14%
Upstream:
Gas Monetization	1,454	907	547	60%
Offshore	332	260	72	28%
Other	74	117	(43)	(37)%
Total Upstream	1,860	1,284	576	45%
Services	776	226	550	243%
Downstream	339	276	63	23%
Technology	61	72	(11)	(15)%
Ventures	(3)	(7)	4	57%
Other	12	—	12	—%
Total revenue	$8,195	$6,356	$1,839	29%

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

Index

	Nine months Ended September 30,
	2008	2007	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$183	$193	$(10)	(5)%
U.S. Government —Americas Operations	27	49	(22)	(45)%
International Operations	126	82	44	54%
Total job income	336	324	12	4%
Divisional overhead	(89)	(98)	9	9%
Total G&I business unit income	247	226	21	9%
Upstream:
Gas Monetization	110	112	(2)	(2)%
Offshore	104	38	66	174%
Other	18	13	5	38%
Total job income	232	163	69	42%
Divisional overhead	(35)	(39)	4	10%
Total Upstream business unit income	197	124	73	59%
Services:
Job income	76	41	35	85%
Gain on sale of assets	1	—	1	—%
Divisional overhead	(20)	(8)	(12)	(150)%
Total Services business unit income	57	33	24	73%
Downstream:
Job income	52	18	34	189%
Divisional overhead	(15)	(11)	(4)	(36)%
Total Downstream business unit income	37	7	30	429%
Technology:
Job income	32	33	(1)	(3)%
Divisional overhead	(16)	(15)	(1)	(7)%
Total Technology business unit income	16	18	(2)	(11)%
Ventures:
Job loss	(3)	(7)	4	57%
Gain on sale of assets	1	—	1	—%
Divisional overhead	(2)	(2)	—	—%
Total Ventures business unit loss	(4)	(9)	5	56%
Other:
Job income	4	—	4	—%
Divisional overhead	(3)	—	(3)	—%
Total Other business unit income	1	—	1	—%
Total business unit income	$551	$399	$152	38%
Unallocated amounts:
Labor costs absorption (1)	—	(10)	10	100%
Corporate general and administrative	(163)	(177)	14	8%
Total operating income	$388	$212	$176	83%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/ under the amounts charged to the operating business units.

Index

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Government and Infrastructure. Revenue from our G&I business unit was $5.2 billion and $4.5 billion for the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue from our Middle East Operations is largely a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007 that continues to positively impact our 2008 revenue. We expect to provide services under our LogCAP III contract through the third quarter of 2009. In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract. Despite the award of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirements for the types and amounts of services we provide under these programs. Revenue from our Americas Operations decreased primarily as a result of reduced activity on several domestic cost-reimbursable U.S. Government projects including the CENTCOM, CONCAP and Los Alamos projects. The increase in revenue from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq.  Also contributing to the increase in International Operations are several engineering projects in Australia.

Business unit income was $247 million and $226 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in job income from our Middle East Operations decreased as a result of a $27 million charge recognized in the during the nine months ended September 30, 2008 related to an unfavorable judgment from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003. We believe the judgment is billable to our customer. However, we will not recognize such amount as revenue until such time as we are reasonably assured of collection.  Job income from our Americas Operations decreased as a result of lower activity and award fees on the CENTCOM, CONCAP and Los Alamos projects.   Job income from our International Operations increased due to several projects including increased earnings from the Allenby & Connaught project and the recently awarded project to design, procure and construct facilities for the U.K. MoD in southern Iraq.

Upstream. Revenue from our Upstream business unit was $1.9 billion and $1.3 billion for the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue is primarily due to increased activity from several Gas Monetization projects including the Escravos GTL, Pearl GTL, Gorgon LNG and Skikda LNG projects. Revenue from these four projects increased an aggregate $637 million during the nine months ended September 30, 2008. We continue to experience a strong market for gas monetization projects with an increasing number of LNG projects in the development stage. In addition, in the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our three projects performed for PEMEX, EPC 28, in our Offshore operations. Partially offsetting these increases were decreases in revenue of approximately $96 million in the aggregate for the Yemen LNG, Nigeria LNG and Tanguuh LNG projects primarily due to lower activity as compared to the same period of the prior year.

Business unit income was $197 million and $124 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in business unit income was largely driven by a $51 million favorable arbitration award on one of our three PEMEX projects EPC 28 in the first quarter of 2008 in our Offshore operations.  In our Gas Monetization operations, job income increased approximately $27 million on our LNG project in Algeria due to a full nine months of activity in 2008 as compared to only 3 months of activity in 2007.  Job income increased by approximately $31 million combined primarily due to increased activity on the Gorgon LNG project and higher incentive fees recognized on the Pearl GTL project during the nine months ended September 30, 2008 as compared to the same period in 2007.  These increases were partially offset by a reduction in estimated profits on one of our LNG projects caused by increases in estimated costs of our joint venture, which decreased KBR’s recognized profits by $24 million during the second quarter of 2008. During the second quarter, the joint venture and the project owner reached a settlement that is expected to cover the increases in estimated costs. Based on the timing and approvals required for the settlement, a formal change order has not yet been completed between the joint venture and the project owner; however, we believe that it is likely that a change order will be executed covering the increases in estimated costs.

Services. Revenue from our Services business unit was $776 million and $226 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue is primarily due to business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $399 million of revenue during the first nine months of 2008. Additionally, revenue increased a combined $141 million as a result of newly awarded and reoccurring construction and modular fabrication services in our Canadian and our North American construction operations. Revenue from the Shell Scotford Upgrader project in Canada increased approximately $113 million during the nine months ended September 30, 2008.

Index

Business unit income was $57 million and $33 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in business unit income is primarily due to of the business we obtained through the acquisition of BE&K which contributed approximately $13 million to business unit income, including $24 million in job income less business unit overhead expense of $11 million during the first nine months of 2008. The remainder of the increase business unit income was driven primarily by the Shell Scotford Upgrader project in our Canadian operations.

Downstream. Revenue from our Downstream business unit was $339 million and $276 million for the nine months ended September 30, 2008 and 2007, respectively. During the first nine months of 2008, revenue increased by approximately $25 million on the Saudi Kayan olefin and $43 million on the Ras Tanura projects in Saudi Arabia due to increased activity. Revenue for the nine months ended September 30, 2008 increased an additional $33 million as a result of the  business we obtained through the acquisition of BE&K.  Increase in revenue related to these and other projects were partially offset by a $73 million decrease in revenue during the first nine months of 2008 on the EBIC ammonia plant project in Egypt as it nears completion.

Business unit income was $37 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively. This increase is primarily due to an aggregate $21 million increase in job income from the Saudi Kayan project and program management services for the Ras Tanura project in Saudi Arabia.  During the second quarter of 2008, we reversed $8 million of the previously recognized losses on the Saudi Kayan resulting from the effects of change orders executed during the second quarter of 2008. Also contributing to the increases is $5 million in job income from the Yanbu export refinery project which was in the early stages of execution during the first quarter of 2007.

Technology. Revenue from our Technology business unit was $61 million and $72 million for the nine months ended September 30, 2008 and 2007, respectively. Business unit income was $16 million and $18 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in revenue and business unit income is primarily attributable to a several projects in China and South America with lower activity as they are completed or nearly completed in 2008. The decreases in revenue and income from these projects are partially offset by increases from technology licensed to an ammonia plant in Venezuela and an aniline plant in China awarded in early 2008.

Ventures. Revenue from our Ventures business unit was $(3) million and $(7) million for the nine months ended September 30, 2008 and 2007, respectively. Business unit loss was $4 million and $9 million for the nine months ended September 30, 2008 and 2007, respectively. Revenue and business unit loss for the first nine months of 2008 and 2007 are primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia.  These losses were partially offset by income generated by the Aspire Defence project.

Labor cost absorption. Labor cost absorption was $0 million and $(10) million for the nine months ended September 30, 2008 and 2007, respectively. The increase in labor cost absorption for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to increased volume at our resource centers.  Partially offsetting these decreases was a $7 million charge recorded in the third quarter of 2008 related to the impact of Hurricane Ike in Houston, Texas.

General and Administrative expense. General and administrative expense was $163 million and $177 million for the first nine months ended 2008 and 2007, respectively. General and administrative costs for first nine months of 2009 decreased because of lower activity related to our deployment of our HR/Payroll instance of SAP and associated charges from Halliburton for access to their HR/Payroll system, decreases in incentive compensation as compared to the same period of the prior year, and lower costs from acquisition related activities.  These decreases were partially offset by increases in general and administrative expenses from our acquisition of BE&K and $3 million in property damage at several of our Houston-area facilities resulting from the impact of Hurricane Ike.

Index

Non-operating items.

Net interest income was $32 million for the first nine months of 2008 compared to net interest income of $44 million for the first nine months of 2007. In July 2007 our Escravos Project was converted from a fixed price contract to a reimbursable contract. In conjunction with this conversion of the contract, we were no longer entitled to interest income earned on advanced funds from the project owner. The decrease in net interest income earned in 2008 related to our Escravos project, was partially offset by interest income related to the payment from PEMEX for the EPC 22 arbitration award. As of September 30, 2008, we had total cash and equivalents of approximately $1.1 billion (including committed cash of $302 million) compared to $1.8 billion as of September 30, 2007. The decrease in cash is largely attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $552 million and stock repurchases totaling $196 million during the third quarter of 2008.

Provision for income taxes from continuing operations in the first nine months of 2008 was $151 million compared to $93 million in the first nine months of 2007. The effective tax rate for the first nine months of 2008 was approximately 36% as compared to a rate of 39% in the first nine months of 2007. Our effective tax rate for the nine months ended September 30, 2008 exceeded our statutory rate of 35% primarily due to not receiving a benefit for operating losses on our railroad investment in Australia, and state and other taxes. In the second quarter of 2008, we recorded a $12 million charge related to a U.K. tax court ruling in excess of the amounts previously provided. We intend to appeal the court ruling. We reviewed the availability of US foreign tax credits based on tax minimization strategies available under existing US and UK tax law and determined that approximately $15 million of the total UK tax assessment will be realizable through future tax deductions. As such, we recognized a net tax benefit during the first nine months of 2008 related to this matter.  Our effective tax rate for the nine months ended September 30, 2007 exceeded our statutory rate of 35% primarily due to operating losses from our railroad investment in Australia, and state and other taxes.

 Income from discontinued operations, net of tax was $11 million and $97 million for the nine months ended September 30, 2008 and 2007, respectively. Discontinued operations represents revenues and gain on the sale of our Productions Services group in May 2006 and the disposition of our 51% interest in DML in June 2007. Revenues from our discontinued operations were $449 million for the nine months ended September 30, 2007. In the third quarter of 2008, we recognized a tax benefit related to foreign tax credits upon completion of a tax pool study related to DML. We sold our 51% interest in DML in June 2007.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures in our continuing operations totaled $2.8 billion at September 30, 2008 and $3.1 billion and December 31, 2007. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.5 billion at September 30, 2008 and $3.2 billion at December 31, 2007.

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

Index

Backlog(1)
(in millions)

	September 30, 2008	December 31, 2007
G&I:
U.S. Government - Middle East Operations	$1,570	$1,361
U.S. Government - Americas Operations	705	548
International Operations	1,928	2,339
Total G&I	$4,203	$4,248
Upstream:
Gas Monetization	6,597	6,606
Offshore Projects	239	173
Other	106	118
Total Upstream	$6,942	$6,897
Services	2,884	765
Downstream	360	313
Technology	95	128
Ventures	766	700
Total backlog for continuing operations	$15,250	$13,051
________________________
(1)
Our G&I business unit’s total backlog from continuing operations attributable to firm orders was $4.0 billion as of both September 30, 2008 and December 31, 2007. Our G&I business unit’s total backlog from continuing operations attributable to unfunded orders was $0.2 billion as of both September 30, 2008 and December 31, 2007.

We estimate that as of September 30, 2008, 57% of our backlog will be complete within one year. As of September 30, 2008, 20% of our backlog for continuing operations was attributable to fixed-price contracts and 80% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

In August 2006, we were awarded a task order for approximately $3.5 billion for our continued services in Iraq through the third quarter of 2009 under the LogCAP III contract in our G&I-Middle East operations. As of September 30, 2008, our backlog under the LogCAP III contract was $1.6 billion. In July 2007, we were awarded the EPC contract for the Skikda LNG project for approximately $2.8 billion. As of September 30, 2008, the Skikda backlog was $2.7 billion and was included in our Upstream-Gas Monetization operations.  As a result of the acquisition of BE&K July 1, 2008, our backlog increased approximately $2.0 billion most of which is included in our Services business unit.

Liquidity and Capital Resources

Cash and equivalents totaled $1.1 billion at September 30, 2008 and $1.9 billion December 31, 2007, which included $302 million and $483 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and other subsidiaries that we consolidate for accounting purposes. The use of these cash balances in consolidated joint ventures is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures or subsidiaries. In addition, cash and equivalents includes $236 million and $213 million as of September 30, 2008 and December 31, 2007, respectively, from advanced payments related to a contract in progress that was approximately 30% complete at September 30, 2008. We expect to use the cash and equivalents advanced on this project to pay project costs.

Index

Our Revolving Credit Facility has a $930 million capacity and is available for cash working capital needs and letters of credit to support our operations. During 2008, we expanded the capacity of our Revolving Credit Facility in the amount of $80 million. This expansion increased the capacity under the Revolving Credit Facility from $850 million to $930 million. Letters of credit issued in support of our operations reduce the Revolving credit Facility capacity on a dollar-for-dollar basis. As of September 30, 2008 we had approximately $550 million of letters of credit outstanding under our Revolving Credit Facility, which reduced the availability to $380 million. In addition, we have approximately $447 million in letters of credit issued under various Halliburton facilities. The letters of credit are irrevocably and unconditionally guaranteed by Halliburton. Under the terms of the master separation agreement, we provide an indemnification to Halliburton in the event of a drawing under these letters of credits. Also, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under these outstanding credit support instruments. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit and 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton. Effective January 1, 2010, the annual fee increases to 0.90% and 1.65% of the outstanding performance-related and financial-related outstanding issued letters of credit, respectively.

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

Operating activities.  Cash provided by operating activities was $1 million for the nine months of 2008. Collections of accounts receivable balances and a payment from PEMEX related to the EPC 22 arbitration award of $79 million were more than offset by the use of cash on our Escravos project of approximately $180 million during the nine months ended September 30, 2008. Cash used in operating activities also includes approximately $67 million of contributions made to our international and domestic pension plans during the nine months ended September 30, 2008. Our working capital requirements for our Iraq-related work decreased from $239 million at December 31, 2007 to $117 million at September 30, 2008, generating cash of $122 million.

Cash provided by operating activities was $172 million for the first nine months of 2007. This includes a $113 million advance payment received related to our Skikda LNG project. Collections of accounts receivable balances, including a significant milestone payment from one of our joint ventures were partially offset by the timing of mid-month billing for our LogCAP III project. Cash flow provided by operations for the nine months ended September 30, 2007, also includes cash outflows for a tax payment related to the gain on the sale of our 51% interest in DML.

Investing activities. Cash used in investing activities was $519 million for the first nine months of 2008, were primarily for business acquisitions. In July 2008, we acquired BE&K for $487 million, net of cash received. In April 2008, we acquired TGI and Catalyst Interactive for a combined purchase price of approximately $11 million, net of cash received.

Cash flow provided by investing activities was $303 million for the first nine months of 2007, which was primarily related to the sale in the second quarter of 2007 of our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs.

Capital expenditures were $27 million for the nine months of 2008 and $23 million for the nine months of 2007.

Financing activities. Cash used in financing activities was $231 million for the first nine months of 2008, which was almost entirely related to $196 million of payments to reacquire our common stock and $40 million related to dividend payment to shareholders and minority shareholders. On August 6, 2008, our Board of Directors authorized a program to repurchase up to five percent of our outstanding common shares. We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. In the third quarter of 2008, we repurchased 8.4 million shares at a cost of $196 million, which was funded through our current cash position. We have completed our repurchases under this plan. See our share repurchases table under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Index

Cash used in financing activities was $148 for the first nine months of 2007, primarily for payments made to Halliburton and the payment of dividends to minority shareholders. The payments to Halliburton during the nine months ended September 30, 2007, related to various support services provided by Halliburton under our transition services agreement and other amounts.

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

Future uses of cash. Future uses of cash will primarily relate to working capital requirements for our operations. In addition, we will use cash for capital expenditures, pension obligations, operating leases, cash dividend payments and various other obligations, as they arise.

As of September 30, 2008, we had commitments to fund approximately $85 million to related companies. Our commitments to fund our privately financed projects are supported by letters of credit as described above. These commitments arose primarily during the start-up of these entities due to the losses incurred by them. At September 30, 2008, approximately $20 million of the $85 million commitments are current.

We currently expect to contribute approximately $70 million and $3 million to our international and domestic pension plans, respectively, in 2008. As of September 30, 2008, we had contributed approximately $64 million and $3 million to our international and domestic pension plans, respectively.

We expect that capital spending for 2008 will be approximately $51 million, which primarily relates to information technology and real estate.

On August 6, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on October 15, 2008 to shareholders of record on September 15, 2008. The dividend payment was approximately $9 million and is included in other current liabilities as of September 30, 2008. Any future dividend declarations will be at the discretion of our Board of Directors.

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

Index

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

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At September 30, 2008 and December 31, 2007, we were in compliance with these ratios and other covenants.

Effective May 2008, our 55%-owned consolidated subsidiary, M.W. Kellogg Limited, entered into a credit facility with Barclays Bank totaling £15 million. This facility replaces a previous facility with Barclays Bank. This facility, which is non-recourse to us, is primarily used for bonding, guarantee, and other purposes.

Off balance sheet arrangements

 We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed. The carrying value of our investments in privately financed project entities totaled $65 million and $40 million at September 30, 2008 and December 31, 2007, respectively. Our equity in earnings from privately financed project entities totaled $9 million and $23 million for the three and nine months ended September 30, 2008, respectively. Our equity in earnings from privately financed project entities totaled $10 million and $14 million for the three and nine months ended September 30, 2007, respectively.

Other factors affecting liquidity

We had unapproved claims for costs incurred under various government contracts totaling $74 million at September 30, 2008 and $82 million at December 31, 2007. The unapproved claims outstanding at September 30, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

As of September 30, 2008 and December 31, 2007, we had incurred approximately $35 million and $156 million, respectively, of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated among the task orders. We are in the process of preparing a request for a reallocation of funding to be submitted to the U.S. Army for negotiation. We believe the negotiations will result in an appropriate distribution of funding by the U.S. Army and collection of the full amounts due.

As a result of the current worldwide economic downturn, the actual return on our pension plan assets could be significantly less than expected.  A significant change in the expected return on plan assets could lead to, among other things, changes in the funded status, future plan contributions, net periodic pension expense, and deferred actuarial losses included in accumulated other comprehensive income.  Our next pension plan valuation will occur during the fourth quarter of 2008 at which time any difference between actual and expected return on plan assets and changes in other pension assumptions will be measured and recorded in our financial statements.

Index

Additionally, we are currently monitoring the nature of our and our unconsolidated subsidiaries’ financial investments including cash, cash equivalents, marketable securities and foreign exchange contracts in light of recent market volatility, change in credit ratings and overall instability of the financial systems. Certain financial institutions and counterparties may encounter credit rating downgrades which could result in greater volatility of our financial investments.

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 9 and 10 to the condensed consolidated financial statements.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At September 30, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $6 million, which represents the low end of the range of possible costs that could be as much as $15 million.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information related to various commitments and contingencies is described in Notes 9 and 10 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On August 6, 2008, our Board of Directors authorized a program to repurchase up to five percent of our outstanding common shares.  As of the announcement date, we had approximately 170 million shares outstanding. In the third quarter of 2008, we repurchased 8.4 million shares at a cost of $196 million. We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. The share repurchases were funded through our current cash position.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 12, 2008 – August 29, 2008	6,266,498	$23.12	6,266,498	2,133,502
September 2, 2008 – September 8, 2008	2,133,502	$24.02	2,133,502	—
Total	8,400,000	$23.35	8,400,000	—

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Index

Item 6. Exhibits

*	10.1	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 28, 2008)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

Index

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

KBR, INC.

/s/ T. Kevin DeNicola	/s/ John W. Gann, Jr.
T. Kevin DeNicola	John W. Gann, Jr.
Chief Financial Officer	Vice President and Chief Accounting Officer

Date: October 31, 2008

Index

Exhibit Index

*	10.1	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 28, 2008)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q