Form 10-K
period 2008-12-31
KBR, INC.
filed 2009-02-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2008, was approximately $5,423,000,000, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $34.91.

As of February 20, 2009, there were 161,811,707 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the KBR, Inc. Company Proxy Statement for our 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

KBR, Inc. (“KBR”) is a leading global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. We provide our wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures.  See Note 7 to our consolidated financial statements for financial information about our reportable business segments.

KBR, Inc. was incorporated in Delaware on March 21, 2006 as an indirect wholly-owned subsidiary of Halliburton Company (“Halliburton”). KBR was formed to own and operate KBR Holdings, LLC (“KBR Holdings”), which was contributed to KBR by Halliburton in November 2006. KBR had no operations from the date of its formation to the date of the contribution of KBR Holdings. In November 2006, KBR, Inc. completed an initial public offering of 32,016,000 shares, or approximately 19%, of its common stock (the “Offering”) at $17.00 per share. Halliburton retained all of the KBR shares owned prior to the Offering and, as a result of the Offering, its 135,627,000 shares of common stock represented 81% of the outstanding common stock of KBR, Inc. after the Offering. On February 26, 2007, Halliburton’s board of directors approved a plan under which Halliburton would dispose of its remaining interest in KBR through a tax-free exchange with Halliburton’s stockholders pursuant to an exchange offer. On April 5, 2007, Halliburton completed the separation of KBR by exchanging the 135,627,000 shares of KBR owned by Halliburton for publicly held shares of Halliburton common stock pursuant to the terms of the exchange offer (the “Exchange Offer”) commenced by Halliburton on March 2, 2007.

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

In June 2007, we completed the disposition of our 51% interest in Devonport Management Limited (“DML”) to Babcock International Group plc. DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML operations, which was part of our G&I business unit, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects. In connection with the sale of our 51% interest in DML, we received $345 million in cash proceeds, net of direct transaction costs, resulting in a gain of approximately $101 million, net of tax of $115 million.

In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”) and Catalyst Interactive for approximately $12 million. TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. Catalyst Interactive is an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. TGI’s results of operations are included in our Services business unit. Catalyst Interactive’s results of operations are included in our Government & Infrastructure business unit.

In July 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K enhances our ability to provide contractor and maintenance services in North America. The agreed-upon purchase price was $550 million in cash subject to certain indemnifications and stockholders equity adjustments as defined in the stock purchase agreement. BE&K and its acquired divisions have been integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired.

In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi currently employs over 120 people, providing maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. Wabi has been integrated into our Services business unit and it provides additional growth opportunities for our heavy hydrocarbon, forestry, oil sand, general industrial and maintenance services business.

See Note 4 to our consolidated financial statements for further discussion of our recent acquisitions.

Our Business Units

Downstream.  Our Downstream business unit serves clients in the petrochemical, refining, coal gasification and syngas markets, executing projects throughout the world. We leverage our differentiated process technologies, some of which are the most efficient ones available in the market today, and also execute projects using non-KBR technologies, either alone or with joint venture or alliance partners to a wide variety of customers. Downstream’s work with KBR’s Ventures business unit has resulted in creative equity participation structures such as our Egypt Basic Industries Corporation Ammonia plant which offers our customers unique solutions to meet their project development needs. We are a leading contractor in the markets that we serve delivering projects through a variety of service offerings including front-end engineering design (“FEED”), detailed engineering, engineering, procurement and construction (“EPC”), engineering, procurement and construction management  (“EPCM”) and program management. We are dedicated to providing life cycle value to our customers.

Government and Infrastructure.  Our G&I business unit provides program and project management, contingency logistics, operations and maintenance, construction management, engineering and other services to military and civilian branches of governments and private clients worldwide. We deliver on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. A significant portion of our G&I business unit’s current operations relate to the support of the United States government operations in the Middle East, which we refer to as our Middle East operations, and is one of the largest U.S. military deployments since World War II. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance. We design, construct, maintain and operate and manage civil infrastructure projects ranging from airport, rail, highway, water and wastewater facilities, and mining and mineral processing to regional development programs and major events. We provide many of these services to foreign governments such as the United Kingdom and Australia.

Services. Our Services business unit delivers full scope construction, construction management, fabrication, maintenance, and turnaround expertise to customers worldwide.  Our experience is broad and based on 90 years of successful project realization beginning with the founding of legacy company Brown & Root in 1919.  With the acquisition of BE&K, our reach has expanded and now includes engineering as well as construction and maintenance services to address power, alternate energy, pulp and paper, industrial and manufacturing, and pharmaceutical industries in addition to our base markets in the oil, gas, petrochemicals and hydrocarbon processing industries.  We provide construction related services to education, food and beverage, healthcare, hospitality and entertainment, life science and technology, and mixed use building clients through our Building Group. KBR Services and its joint venture partner offer maintenance and construction related services for offshore oil and gas producing facilities in the Bay of Campeche through the use of semisubmersible vessels.

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

Ventures.   Our Ventures business unit assists clients to realize projects through innovative commercial structures that lead to financed projects. The business unit invests and manages KBR equity in certain projects where the Company’s other business units provide engineering, procurement, construction, and/or operations and maintenance services. Project equity investments under current management include defense equipment and housing, toll roads and petrochemicals.

Our Significant Projects

The following table summarizes several significant contracts under which business units are currently providing or have recently provided services.

G&I-Middle East

Project Name	Customer Name	Location	Contract Type	Description
LogCAP III	U.S. Army	Worldwide	Cost-reimbursable	Contingency support services.

G&I-Americas

Project Name	Customer Name	Location	Contract Type	Description
CENTCOM	U.S. Army	Middle East	Fixed-price and cost-reimbursable	Construction of military infrastructure and support facilities.

U.S. Embassy Macedonia	U.S. Department of State	Macedonia	Fixed-price	Design and construction of embassy.

DOCCC-Office of Space Launch	NRO Office of Space Launch	USA	Fixed-price plus award fee	Provide on call project management, construction management and related support for mission critical facilities at Cape Canaveral and other locations.

Qatar Bahrain Causeway Phase I and II	Qatar Bahrain Causeway Foundation	Qatar/Bahrain	Cost-reimbursable	Program management contracting.

USAREUR	U.S. Army	Europe (Balkans)	Fixed- price and cost-reimbursable	Contingency support within the USAREUR AOR; Balkans Support.

G&I-International

Project Name	Customer Name	Location	Contract Type	Description
Aspire Defence-Allenby & Connaught Accommodation Project	Aspire Defence U.K. Ministry of Defence	U.K.	Fixed-price and cost-reimbursable	Design, build and finance the upgrade and service of army facilities.

Temporary Deployable Accommodations (“TDA”)	U.K. Ministry of Defence	Worldwide	Fixed-price	Battlefield infrastructure support.

CONLOG	U.K. Ministry of Defence	Worldwide	Fixed- price and cost-reimbursable	Provide contingency support services to MOD.

Hope Downs Iron Ore Project	Rio Tinto IO	Western Australia	Cost-reimbursable	Engineering, Procurement & Construction Management.

Afghanistan ISP UK	Ministry of Defense (Defense Estates)	Afghanistan	Firm-fixed price	Construction of military infrastructure and support facilities.

Tier 3 Basra	UK Ministry of Defense Basra	Iraq	Fixed-price and cost-reimbursable	Construction of Hardened Accommodation (Field Hospital, DFAC)

Upstream- Gas Monetization

Project Name	Customer Name	Location	Contract Type	Description
Tangguh LNG	BP Berau Ltd.	Indonesia	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and PT Pertafenikki Engineering of Indonesia.

Yemen LNG	Yemen LNG Company Ltd.	Yemen	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and Technip.

NLNG Train 6	Nigeria LNG Ltd.	Nigeria	Fixed-price	EPC-CS services for one LNG liquefaction train; working through TSKJ joint venture.

Skikda LNG	Sonatrach	Algeria	Fixed-price and cost-reimbursable	EPC-CS services for one LNG liquefaction train.

Escravos GTL	Chevron Nigeria Ltd & Nigeria National Petroleum Corp.	Nigeria	Cost-reimbursable	EPC-CS services for a GTL plant producing diesel, naphtha and liquefied petroleum gas; joint venture with JGC and Snamprogetti.

Pearl GTL	Qatar Shell GTL Ltd.	Qatar	Cost-reimbursable	Front-end engineering design (“FEED”) work and project management for the overall complex and EPCM for the GTL synthesis and utilities portions of the complex; joint venture with JGC.

Gorgon LNG	Chevron Australia Pty Ltd	Australia	Cost-reimbursable	Front-end engineering design (“FEED”) work and project management for a Liquefied Natural Gas (LNG) facility on Barrow Island; joint venture with KJVG.

Upstream-Offshore

Project Name	Customer Name	Location	Contract Type	Description
Azeri-Chirag- Gunashli	AIOC	Azerbaijan	Cost-reimbursable	Engineering and procurement services for six offshore platforms, subsea facilities, 600 kilometers of offshore pipeline and onshore terminal upgrades.

Kashagan	AGIP	Kazakhstan	Cost-reimbursable	Project management services for the development of multiple facilities in the Caspian Sea.

EOS JV North Rankin 2 (NR2)	Woodside Energy Limited	Australia	Fixed-price	Detailed engineering and procurement management services to maintain gas supply to its onshore LNG facility, principally by providing compression facilities for the low pressure Perseus reservoir.

Upstream-Other

Project Name	Customer Name	Location	Contract Type	Description
KEP2010	Statoil Hydro	Norway	Cost-reimbursable	Engineering and support services for the overall construction of an upgrade to a gas plant.

Services

Project Name	Customer Name	Location	Contract Type	Description
Georgia Power	Georgia Power	Georgia	Cost-reimbursable	Provision of project management, procurement, and construction services for coal-fired power generation plant and environmental remediation.

Shell Scotford	Shell Canada	Canada	Cost-reimbursable and fixed-price	Provision of direct hire construction services and fixed-unit rate module/pipe fabrication for oil sands upgrader project.

LCRA	Lower Colorado River Authority	Texas	Cost- reimbursable	Provision of project management, procurement, and construction services of power generation plant.

Hunt Refining	Hunt Refining	Alabama	Cost-reimbursable	Provision of process construction services and project management for refinery expansion.

Borger	ConocoPhillips	Texas	Cost- reimbursable	Provision of direct hire construction services for a Benzene unit

Downstream

Project Name	Customer Name	Location	Contract Type	Description
Ethylene/Olefins Facility	Saudi Kayan Petrochemical Company	Saudi Arabia	Fixed-price	Basic process design and EPCM services for a new ethylene facility using SCORE™ technology

Ras Tanura Integrated Project	Dow and Saudi Aramco	Saudi Arabia	Cost-reimbursable	FEED and PM/CM of an integrated refinery and Petrochemical complex.

Yanbu Export Refinery Project	Aramco Services Co. and ConocoPhillips Yanbu Ltd.	Saudi Arabia	Cost-reimbursable	Program management services including FEED for a new 400,000 barrels per day green field export refinery.

Ammonia Plant	Egypt Basic Industries Corporation	Egypt	Fixed-price	EPC-CS services for an ammonia plant based on KBR Advanced Ammonia Process technology.

Technology

Project Name	Customer Name	Location	Contract Type	Description
Moron Ammonia Plant	Ferrostaal/Pequiven	Venezuela	Fixed-price	Technology license and engineering services.

Jose Ammonia Facility LBEP	Pequiven	Venezuela	Fixed-price	Technology license and basic engineering services.

Puerto Nutrias Ammonia Facility LBEP	Pequiven	Venezuela	Fixed-price	Technology license and basic engineering services.

Hazira Ammonia Plant Revamp	KRIBHCO	India	Fixed-price	Technology license and basic engineering services.

Ventures

Project Name	Customer Name	Location	Contract Type	Description
Egypt Basic Industries (EBIC)-Ammonia Project	Various	Egypt	Market rates	Design, build, own, finance and operate an ammonia plant.

Aspire Defence-Allenby & Connaught Defence Accommodation Project	U.K. Ministry of Defence	U.K.	Fixed-price and cost-reimbursable	Design, build and finance the upgrade and service of army facilities.

See Note 7 to the consolidated financial statements for financial information about our reportable business segments.

Our Business Strategy

Our business strategy is to create sustainable shareholder value by providing our customers differentiated capital project and services offerings across the entire engineering, construction and services project lifecycle.  We will execute our business strategy on a global scale through best in class risk awareness, delivering consistent, predictable financial results in all markets where we operate. Our core skills are conceptual design, FEED (front-end engineering design), engineering, project management, procurement, construction, construction management, operations and maintenance.  Our primary activities are scalable, which will enable us to grow the company organically. We will complement organic growth by pursuing targeted merger and acquisition opportunities with a focus on expanding our product and services offerings and market coverage to accelerate implementation of individual Business Unit strategies. Key features of our business unit strategies include:

•	The Government and Infrastructure business unit will broaden our logistical design, infrastructure and other service offerings to existing customers and cross-sell to adjacent markets.

•	The Upstream business unit will build on our world-class strength and experience in gas monetization and seek to expand our footprint in offshore oil and gas services.

•	The Services business unit will expand existing operations while pursuing new offerings that capitalize on our brand reputation and legacy core competencies.

•	The Downstream business unit will grow by leveraging our leading technologies and execution excellence to provide life-cycle value to customers.

•	The Technology business unit will expand our range of differentiated process technologies and increase our proprietary equipment and catalyst offerings.

•	The Ventures business unit will differentiate the offerings of our business units by investing capital and arranging project finance.

Competition and Scope of Global Operations

We operate in highly competitive markets throughout the world. The principal methods of competition with respect to sales of our capital project and service offerings include:

•	customer relationships;

•	technical excellence or differentiation;

•	price;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;

•	service quality;

•	health, safety, and environmental standards and practices;

•	financial strength;

•	breadth of technology and technical sophistication;

•	risk management awareness and processes; and

•	warranty.

We conduct business in over 45 countries. Based on the location of services provided, our operations in countries other than the United States accounted for 85% of our consolidated revenue during 2008, 89% of our consolidated revenue during 2007 and 85% of our consolidated revenue during 2006. Revenue from our operations in Iraq, primarily related to our work for the U.S. government, was 43% of our consolidated revenue in 2008, 50% of our consolidated revenue in 2007 and 49% of our consolidated revenue in 2006. See Note 7 to our consolidated financial statements for selected geographic information.

We market substantially all of our capital project and service offerings through our servicing and sales organizations. We serve highly competitive industries and we have many substantial competitors in the markets that we serve. Some of our competitors have greater financial and other resources and better access to capital than we do, which may enable them to compete more effectively for large-scale project awards. The companies competing in the markets that we serve include but are not limited to AMEC, Bechtel Corporation, CH2M Hill Companies Ltd., Chicago Bridge and Iron Co., N.V., Chiyoda, DynCorp, Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group, Inc., Shaw Group, Inc., Technip, URS Corporation, and Worley Parsons Ltd. Additionally, in April 2008, we were selected as one of the executing contractors under the multiple service provider LogCAP IV contract along with Fluor Corporation and DynCorp International. Since the markets for our services are vast and cross numerous geographic lines, we cannot make a meaningful estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls and currency fluctuations. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments Market Risk” and Note 15 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to manage our risks.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, expand or create the relationships of each party with different potential customers, and allow for greater flexibility in choosing the preferred location for our services based on the greatest cost and geographical efficiency. Several of our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are as of December 31, 2008.

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

TKJ Group is a consortium consisting of several private limited liability companies registered in Dubai, UAE. The TKJ Group was created for the purpose of trading equipment and the performance of services required for the realization, construction, and modification of maintenance of oil, gas, chemical, or other installations in the Middle East. KBR holds a 33.3% interest in the TKJ Group companies. We account for this investment using the equity method of accounting.

TSKJ Group is a joint venture consisting of several limited liability companies formed to design and construct large-scale projects in Nigeria. TSKJ’s members are Technip, SA of France, Snamprogetti Netherlands B.V., which is a subsidiary of Saipem SpA of Italy, JGC and us, each of which has a 25% interest. TSKJ has completed six LNG production facilities on Bonny Island, Nigeria and has performed the engineering and design work on a seventh such facility. We account for this investment using the equity method of accounting.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $2.4 billion at December 31, 2008 and $3.1 billion at December 31, 2007. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.1 billion at December 31, 2008 and $3.2 billion at December 31, 2007.

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

Backlog(1)

(in millions)	December 31,
	2008	2007
G&I:
U.S. Government - Middle East Operations	$1,428	$1,361
U.S. Government - Americas Operations	600	548
International Operations	1,446	2,339
Total G&I	$3,474	$4,248
Upstream:
Gas Monetization	6,196	6,606
Offshore Projects	148	173
Other	112	118
Total Upstream	$6,456	$6,897
Services	2,810	765
Downstream	578	313
Technology	130	128
Ventures	649	700
Total backlog	$14,097	$13,051
_________________________
(1)
Our G&I business unit’s total backlog attributable to firm orders was $3.3 billion and $4.0 billion as of December 31, 2008 and 2007. Our G&I business unit’s total backlog attributable to unfunded orders was $0.2 billion and $0.2 billion as of December 31, 2008 and 2007, respectively.

We estimate that as of December 31, 2008, 62% of our backlog will be complete within one year. As of December 31, 2008, 20% of our backlog was attributable to fixed-price contracts and 80% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

As of December 31, 2008, backlog in our G&I business unit includes approximately $1.4 billion for our continued services under the LogCAP III contract in our Middle East operations and $1.0 billion related to the Allenby & Connaught for the U.K. Ministry of Defence.

Backlog in our Upstream business unit decreased primarily as a result of work-off on several Gas Monetization projects including the Pearl GTL, Tangguh LNG and Yemen LNG projects.  As of December 31, 2008, our Gas Monetization backlog included $2.4 billion on the Escravos LNG project and $2.8 billion on the Skikda LNG project.

Total KBR backlog increased by approximately $2.0 billion as a result of the acquisition of BE&K on July 1, 2008 of which $1.9 billion was added to our Services business unit.

Contracts

Our contracts can be broadly categorized as either cost-reimbursable or fixed-price, the latter sometimes being referred to as lump-sum. Some contracts can involve both fixed-price and cost-reimbursable elements.

Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer more project risk to us.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates, including reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our G&I business unit provides substantial work under government contracts with the Department of Defense (“DoD”),  the Ministry of Defense (“MoD”) and other governmental agencies. These contracts include our LogCAP contract and contracts to rebuild Iraq’s petroleum industry such as the PCO Oil South contract. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable or, if already reimbursed, the costs must be refunded to the customer. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time.

Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the U.S. government, resulting primarily from work performed in the Middle East by our G&I business unit, represented 53% of our 2008 consolidated revenue, 62% of our 2007 consolidated revenue and 66% of our 2006 consolidated revenue. No other customer represented more than 10% of consolidated revenue in any of these periods.  See “Risk Factors – Risk related to our customers and contracts – Our government contracts work is regularly reviewed and audited by our customer, government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.”

Raw Materials

Equipment and materials essential to our business are available from worldwide sources. The principal equipment and materials we use in our business are subject to availability and pricing fluctuations due to customer demand, producer capacity, market conditions and material shortage.  We monitor the availability and pricing of equipment and materials on a regular basis.  Our procurement department actively leverages our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule.  Globally, current market conditions indicate supply chain opportunities exist due to increases in fabrication capacity and decreases in pricing for a wide array of equipment and materials as a result of delays or cancellation of some major projects.  While we do not currently foresee the lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. Please read, “Risk Factors—Risks Related to Our Customers and Contracts—Difficulties in engaging third party subcontractors, equipment manufacturers or materials suppliers or failures by third party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.”

Intellectual Property

We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers and semi-submersible technology. Our petrochemical technologies include SCORE™ and SUPERFLEX™. SCORE™ is a process for the production of ethylene which includes technology developed with ExxonMobil. SUPERFLEX™ is a flexible proprietary technology for the production of high yields of propylene using low value chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer end-products. Our Residuum Oil Supercritical Extraction (ROSE™) heavy oil technology is designed to maximize the refinery production yield from each barrel of crude oil. The by-products from this technology, known as asphaltenes, can be used as a low-cost alternative fuel. We are also a licensor of ammonia process technologies used in the conversion of Syngas to ammonia. KAAPplus™, our ammonia process which combines the best features of the KBR Advanced Ammonia Process, the KBR Reforming Exchanger System and the KBR Purifier technology, offers ammonia producers reduced capital cost, lower energy consumption and higher reliability. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us from other contractors, enhances our margins and encourages customers to utilize our broad range of engineering, procurement, construction and construction services (“EPC-CS”) services.

Our rights to make use of technologies licensed to us are governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. For example, our SCORE™ license runs until 2028 while our rights to SUPERFLEX™ currently expire in 2013, which can be extended by mutual concurrence indefinitely for 5-year periods. Each agreement may be further extended and we have historically been able to renew existing agreements before they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal. For technologies we own, we protect our rights through patents and confidentiality agreements to protect our know-how and trade secrets. KBR’s ammonia process technology is continually protected through trade secrets and the patent process; currently, KBR’s ammonia process consists of twenty-five US patents, eighteen US patent applications, and corresponding foreign filings in at least twenty-five different jurisdictions.

Technology Development

We own and operate a technology center in Houston, Texas, where we collaborate with our customers to develop new technologies and improve existing ones. We license these technologies to our customers for the design, engineering and construction of oil and gas and petrochemical facilities. We are also working to identify new technologically driven opportunities in emerging markets, including coal gasification technologies to promote more environmentally friendly uses of abundant coal resources and CO2 sequestration to reduce CO2 emissions by capturing and injecting them underground. Our expenditures for research and development activities were immaterial in each of the past three fiscal years.

Seasonality

On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographic scope of our operations mitigates those effects.

Employees

As of December 31, 2008, we had over 57,000 employees in our continuing operations, of which approximately 4.9% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our employee relations are good.

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

In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. The portions of our business to which these requirements apply primarily relates to our Upstream, Downstream and Services business units where we perform construction and industrial maintenance services or operate and maintain facilities. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. Based on the information presently available to us, we have accrued approximately $8 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million. See Note 11 to our consolidated financial statements for more information on environmental matters.

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

Item 1A. Risk Factors

Risks Related to Our Customers and Contracts

Our G&I and Services business units are directly affected by spending and capital expenditures by our customers and our ability to contract with our customers.

A decrease in the magnitude of work we perform for the U.S. government in Iraq and for the MoD or other decreases in governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse effect on our business, results of operations and cash flow. For example, the current level of government services being provided in the Middle East will not likely continue for an extended period of time. We are currently the sole service provider under our LogCAP III contract to provide logistics support to U.S. Forces deployed in the Middle East and elsewhere, under which certain task orders have been extended by the DoD through the third quarter of 2009.  In April 2008, we were selected as one of the executing contractors under the LogCap IV contract, a new competitively bid, multiple service provider contract to replace the current LogCAP III contract. Despite the backlog under the current LogCAP III contract and the award of a portion of the LOGCAP IV contract, we expect our overall volume of work to decline as our customer scales back its requirement for the types and the amounts of services we provide.

The loss of the U.S. government as a customer would, and the loss of the MoD as a customer could, have a material adverse effect on our business, results of operations and cash flow. The loss of the U.S. government as a customer, or a significant reduction in our work for it, would have a material adverse effect on our business, results of operations and cash flow. Revenue from U.S. government agencies represented 53% of our revenues in 2008, 62% of our revenues in 2007 and 66% of our revenues in 2006. The MoD is also a substantial customer, the loss of which could have a material adverse effect on our business, results of operations and cash flow.

In our G&I and Services business units, a decrease in capital spending for infrastructure and other projects of the type that we undertake could have a material adverse effect on our business, results of operations and cash flow.

Our Upstream, Services, Downstream, and Technology business units depend on demand and capital spending by customers in their target markets, many of which are directly affected by trends in oil, gas and commodities  prices as well as other factors.

Demand for many of our services depends on capital spending by oil and natural gas companies, including national and international oil companies, and industrial and power companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services would decrease in the event of a sustained reduction in crude oil or natural gas prices. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include:

•	worldwide political, military, and economic conditions;

•	the cost of producing and delivering oil and natural gas;

•	the level of demand for oil, natural gas, industrial services and power generation;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for pulp and paper.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

Demand for our services may also be materially and adversely affected by the consolidation of our customers, which:

•	could cause customers to reduce their capital spending, which in turn reduces the demand for our services; and

•
could result in customer personnel changes, which in turn affects the timing of contract negotiations and settlements of claims and claim negotiations with engineering and construction customers on cost variances and change orders on major projects.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

Because a substantial portion of our revenue is generated from large-scale projects and the timing of new project awards is unpredictable, our results of operations and cash flow may be subject to significant periodic fluctuations. A substantial portion of our revenue is directly or indirectly derived from large-scale international and domestic projects. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability, or other factors could impact our long term projected results. It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenue is generated from large projects, our results of operations and cash flow can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

If we are unable to provide our customers with bonds, letters of credit or other credit enhancements, we may be unable to obtain new project awards. In addition, we cannot rely on Halliburton to provide payment and performance guarantees of our bonds, letters of credit and contracts entered into after our initial public offering as it has done in the past, except to the extent Halliburton has agreed to do so under the terms of the master separation agreement. Customers may require us to provide credit enhancements, including bonds, letters of credit or performance or financial guarantees. Consistent with industry practice, we are often required to provide performance and surety bonds to customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. Since the separation from Halliburton we have been engaged in discussions with surety companies and have arranged lines with multiple firms for our own stand-alone capacity. Since the arrangement of this stand alone capacity, we have been sourcing our surety bonds from our own capacity without Halliburton credit support. Due to events that affect the insurance and bonding markets generally, bonding may be difficult to obtain or may only be available at significant cost. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current credit facility. Further, our credit facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced. Prior to our initial public offering, Halliburton provided guarantees of most of our surety bonds and letters of credit as well as most other payment and performance guarantees under our contracts. The credit support arrangements in existence at the completion of our initial public offering will remain in effect, but Halliburton is not expected to enter into any new credit support arrangements on our behalf, except to the limited extent Halliburton is obligated to do so under the master separation agreement. We have agreed to indemnify Halliburton for all losses under our outstanding credit support instruments and any additional credit support instruments for which Halliburton may become obligated following our initial public offering, and under the master separation agreement, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability thereunder for which such release or replacement is reasonably available. Any inability to obtain adequate bonding and/or provide letters of credit or other customary credit enhancements and, as a result, to bid on new work could have a material adverse effect on our business prospects and future revenue.

The DoD awards its contracts through a rigorous competitive process and our efforts to obtain future contract awards from the DoD, including the LogCAP IV contract, may be unsuccessful, and the DoD has recently favored multiple award task order contracts. The DoD conducts a rigorous competitive process for awarding most contracts. In the services arena, the DoD uses multiple contracting approaches. It uses omnibus contract vehicles, such as LogCAP, for work that is done on a contingency, or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The DoD has also recently favored multiple award task order contracts, in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition for any additional contract awards from the DoD, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. The DoD has awarded us a portion of the new LogCAP IV contract, which will replace the current LogCAP III contract under which we are the sole provider, which is a multiple award task order contract. Despite being awarded a portion of the LogCAP IV contract, we may not be awarded any task orders under the LogCAP IV contract, which may have a material adverse effect on future results of operations. It may be more difficult for us to win future awards from the DoD and we may have other contractors sharing in any DoD awards that we win. In addition, negative publicity regarding findings out of DCAA and Congressional investigations may adversely affect our ability to obtain future awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Analysis – U.S. Government Matters.”

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

A portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

Our long-term contracts to provide services are either on a cost-reimbursable basis or on a fixed-price basis. At December 31, 2008, 20% of our backlog for continuing operations was attributable to fixed-price contracts and 80% was attributable to cost-reimbursable contracts. Our failure to accurately estimate the resources and time required for a fixed-price project or our failure to complete our contractual obligations within the time frame and costs committed could have a material adverse effect on our business, results of operations and financial condition. In connection with projects covered by fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance. Under both our fixed-price contracts and our cost-reimbursable contracts, we generally rely on third parties for many support services, and we could be subject to liability for engineering or systems failures. Risks under our contracts include:

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

We have identified issues for disclosure to the government, and it is possible that we will identify additional issues for disclosure. Specifically, we have reported to the U.S. Department of State and Department of Commerce that exports of materials, including personal protection equipment such as helmets, goggles, body armor and chemical protective suits, in connection with personnel deployed to Iraq and Afghanistan may not have been in accordance with current licenses or applicable regulations. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – U.S. Government Matters – Investigations Relating to Iraq, Kuwait and Afghanistan” for more information. We expect to incur legal and other costs, which could include penalties, in connection with these export control disclosures and investigations.

We are involved in a dispute with Petrobras with respect to responsibility for the failure of subsea flow-line bolts on the Barracuda-Caratinga project.

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner’s representative is Petrobras, the Brazilian national oil company. The project consists of two converted supertankers, Barracuda and Caratinga, which are being used as floating production, storage, and offloading units, commonly referred to as FPSOs. At Petrobras’ direction, we have replaced certain bolts located on the subsea flow-lines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts that have failed was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. On March 9, 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. The arbitration is being conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”). Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. Consequences of this matter could have a material adverse effect on our results of operations, financial condition and cash flow. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations” for further discussion.

We are actively engaged in claims negotiations with some of our customers, and a failure to successfully resolve our unapproved claims may materially and adversely impact our results of operations.

We report revenue from contracts to provide construction, engineering, design or similar services under the percentage-of-completion method of accounting. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. Total estimated profit is calculated as the difference between total estimated contract value and total estimated costs. When calculating the amount of total profit or loss, we include unapproved claims as contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. For example, we are involved in an arbitration matter with PEMEX as discussed in Note 11 to our consolidated financial statements.

Risk Factors relating to FCPA Matters and Investigations of Related Corruption Allegations

We pleaded guilty to violating provisions of the United States FCPA and agreed to the entry of a civil judgment and injunction with the SEC relating to such violations that could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

On February 11, 2009, Kellogg Brown and Root LLC, one of our subsidiaries, pleaded guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ, a joint venture in which one of our subsidiaries (a successor to The M.W. Kellogg Company) had an approximate 25% interest at December 31, 2008, of a multibillion dollar contract to construct a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. On the same date, the SEC filed a complaint, and we consented to the filing of a final judgment against us in the Court. The complaint and the judgment were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Bonny Island project. Please read “Risks Related to Our Relationship With Halliburton—Halliburton’s indemnity for Foreign Corrupt Practices Act matters does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to related corruption allegations no longer being available,” and “Management’s Discussion and Analysis of Financial condition and Results of Operations—Legal Proceedings—FCPA Investigations” for more information.

Potential consequences arising out of our guilty plea to violations of the FCPA could include suspension or debarment of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD, third party claims, loss of business, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

Potential consequences of the guilty plea arising out of the investigations into FCPA matters or related corruption allegations could include suspension of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD in the United Kingdom. We and our affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2008, we had revenue of $6.2 billion from our government contracts work with agencies of the United States or state or local governments. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom because the guilty plea involved corruption allegations or if the MoD determines that our actions constituted grave misconduct. During 2008, we had revenue of $234 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations and cash flow. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings – FCPA Investigations” for more information.

Limitations on our use of agents as part of our efforts to comply with applicable laws, including the FCPA, could put us at a competitive disadvantage in pursuing large-scale international projects. Most of our large-scale international projects are pursued and executed using one or more agents to assist in understanding customer needs, local content requirements, and vendor selection criteria and processes and in communicating information from us regarding our services and pricing. As a result of our settlement of the FCPA matters described below under “—Risks Relating to Investigations” and “—Risks Related to Our Relationship With Halliburton” a monitor will be appointed to review future practices for compliance with the FCPA, including with respect to the retention of agents. Our compliance procedures and our requirement to have a monitor may result in a more limited use of agents on large-scale international projects than in the past. Accordingly, we could be at a competitive disadvantage in successfully being awarded such future projects, which could have a material adverse effect on our ability to win contracts and our future revenue and business prospects.

Other Risks Related to Our Business

Our revolving credit facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit facility will not be available if financial covenants are not met or if an event of default occurs.

 Our Revolving Credit Facility provides up to $930 million of borrowing and letters of credit capacity and expires in December 2010. This facility serves to assist us in providing working capital and letters of credit for our projects. The revolving credit facility contains a number of covenants restricting, among other things, incurrence of additional indebtedness and liens, sales of our assets, the amount of investments we can make, and the amount of dividends we can declare to pay or equity shares that can be repurchased. We are also subject to certain financial covenants, including maintenance of ratios with respect to consolidated debt to total consolidated capitalization, leverage and fixed charge coverage. If we fail to meet the covenants or an event of default occurs, we would not have available the liquidity that the facility provides.

It is an event of default if any person or two or more persons acting in concert, other than Halliburton or our Company, directly or indirectly acquires 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, our wholly owned subsidiary, the borrower under the credit facility. In the event of a default, the banks under the facility could declare all amounts due and payable and cease to provide additional advances and require cash collateralization for all outstanding letters of credit. If we were unable to obtain a waiver from the banks or negotiate an amendment or a replacement credit facility prior to an event of default, it could have a material adverse effect on our liquidity, financial condition and cash flow.

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

We may incur contractually reimbursable costs and typically make an equity investment prior to an entity achieving operational status or completing its full project financing. If a project is unable to obtain financing, we could incur losses including our contractual receivables and our equity investment. After completion of these projects, our equity investments can be at risk, depending on the operation of the project and market factors, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects. Current equity investments in projects of this type include the Allenby & Connaught project in the U.K. and the Egypt Basic Industries Corporation ammonia plant in Egypt. Please read Note 16 to our consolidated financial statements for further discussion of these projects.

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

We ship a significant amount of cargo using seagoing vessels which expose us to certain maritime risks.

We execute different projects around the world that include remote locations.  Depending on the type of contract, location and the nature of the work, we may charter vessels under time and bareboat charter parties that assume certain risks typical of those agreements.  Such risks may include damage to the ship and liability for cargo and liability which charterers and vessel operators have to third parties “at law”.  In addition, we ship a significant amount of cargo and are subject to hazards of the shipping and transportation industry.

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

We see business merger and acquisition activities as an integral means of broadening our offerings and capturing additional market opportunities by our business units. As a result, we may incur certain additional risks accompanying these activities. These risks include the following:

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

Our operations in countries other than the United States accounted for approximately 85% of our consolidated revenue during 2008, 89% of our consolidated revenue during 2007 and 85% of our consolidated revenue during 2006. Based on the location of services provided, 43% of our consolidated revenue in 2008, 50% of our consolidated revenue in 2007 and 49% in 2006 was from our operations in Iraq, primarily related to our work for the United States government. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

Risks Related to Our Relationship With Halliburton

Halliburton’s indemnity for FCPA matters and related corruption allegations does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to corruption allegations no longer being available.

Under the terms of the master separation agreement entered into in connection with our initial public offering, Halliburton has agreed to indemnify us for, and any of our greater than 50%-owned subsidiaries for our share of, fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, relating to FCPA Matters (as defined below), which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity does not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA Matters or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. For purposes of the indemnity, “FCPA Matters” include claims relating to alleged or actual violations occurring prior to the date of the master separation agreement of the FCPA or particular, analogous applicable statutes, laws, regulations and rules of U.S. and foreign governments and governmental bodies identified in the master separation agreement in connection with the Bonny Island project in Nigeria and in connection with any other project, whether located inside or outside of Nigeria, including without limitation the use of agents in connection with such projects, identified by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria in connection with the current investigations in those jurisdictions. Please read “—Risks Relating to Investigations—We pleaded guilty to violating provisions of the FCPA and agreed to the entry of a civil judgment and injunction with the SEC relating to such violations that could have a material adverse affect on our business, prospects, results of operations, financial conditions and cash flows.” and “Risks Related to Our Relationship with Halliburton—Our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy.”

Either before or after a settlement or disposition of any remaining corruption allegations, we could incur losses as a result of or relating to such corruption allegations for which Halliburton’s indemnity will not apply, and we may not have the liquidity or funds to address those losses, in which case such losses could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

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

Our indemnification from Halliburton for FCPA matters or related corruption allegations may not be enforceable as a result of being against governmental policy.

Our indemnification from Halliburton relating to FCPA matters and related corruption allegations (as defined under “—Risks Related to Our Relationship With Halliburton”) may not be enforceable as a result of being against governmental policy. Under the indemnity with Halliburton, our share of any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of U.S. or certain foreign governmental claims or assessments relating to corruption allegations would be funded by Halliburton and would not be borne by us and our public stockholders.  If we are assessed by or agree with U.S. or certain foreign governments or governmental agencies to pay any such fines, monetary penalties or direct monetary damages, including disgorgement, and Halliburton’s indemnity cannot be enforced or is unavailable because of governmental requirements of a settlement, we may not have the liquidity or funds to pay those penalties or damages, which would have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Transactions with former Parent.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Unit
Houston, Texas	Leased(1)	High-rise office facility	All and Corporate

Arlington, Virginia	Leased	High-rise office facility	G&I

Houston, Texas	Owned	Campus facility	All and Corporate

Birmingham, Alabama	Owned	Campus facility	Services

Leatherhead, United Kingdom	Owned	Campus facility	All

Greenford, Middlesex United Kingdom	Owned(2)	High-rise office facility	Upstream, Downstream and Technology
_________________________
(1)	At December 31, 2008, we had a 50% interest in a joint venture which owns this office facility.
(2)	At December 31, 2008, we had a 55% interest in a joint venture which owns this office facility.

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

Item 3. Legal Proceedings

Information relating to various commitments and contingencies is described in “Risk Factors” contained in Part I of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 10 and 11 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.”  The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and dividends declared:

	Common Stock Price Range		Dividends Declared
	High	Low	Per Share (a)
Fiscal Year 2008
First quarter ended March 31, 2008	$41.95	$24.00	$0.05
Second quarter ended June 30, 2008	38.41	27.79	0.05
Third quarter ended September 30, 2008	35.30	13.50	0.05
Fourth quarter ended December 31, 2008	18.59	9.78	0.05
Fiscal Year 2007
First quarter ended March 31, 2007	$26.10	$19.66	$—
Second quarter ended June 30, 2007	29.32	20.13	—
Third quarter ended September 30, 2007	40.38	26.31	—
Fourth quarter ended December 31, 2007	45.24	33.76	—

(a) Dividends declared per share represents dividends declared and payable to shareholders of record in our fiscal year ended December 31, 2008. Excluded from the table are dividends declared of $0.05 per share, which were declared in December 2008 for shareholders of record as of March 13, 2009.

At February 20, 2009, there were 158 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

On August 6, 2008, our Board of Directors authorized a program to repurchase up to five percent of our outstanding common shares. In the third quarter of 2008, we repurchased 8.4 million shares at a cost of $196 million. The share repurchases were funded through our current cash position. In December 2008, our Board of Directors authorized a new share repurchase program pursuant to which we will repurchase shares in the open market to reduce and maintain, over time, our outstanding shares at approximately 160 million shares. No shares were repurchased in 2008 under the new program.

Our $930 million revolving credit facility (“Revolving Credit Facility”) restricts, among other things, the total dollar amount of we may pay for dividends and equity repurchases of our common stock. During 2008, we expanded the capacity of our Revolving Credit Facility by $80 million. This expansion increased the capacity under the Revolving Credit Facility from $850 million to $930 million. On January 17, 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility effective as of January 11, 2008, (the “Amendment”). The Amendment, among other things, permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million in the aggregate. We have the capacity to pay additional dividends or repurchase shares in the amount of $163 million after the declaration of dividends and shares repurchased in 2008.  See Note 9 to our consolidated financial statements. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K and the information discussed therein is incorporated by reference into this Item 5.

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

	11/16/2006	12/29/2006	6/29/2007	12/31/2007	6/30/2008	12/31/2008
KBR	$100.00	$126.07	$126.41	$187.01	$168.77	$73.93
Dow Jones Heavy Construction	100.00	103.62	153.21	196.48	204.10	87.91
Russell 1000	100.00	101.31	107.64	105.22	92.51	64.17

Item 6. Selected Financial Data

The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31, (a)
	2008	2007	2006	2005	2004
	(In millions, except for per share amounts)
Statements of Operations Data:
Total revenue	$11,581	$8,745	$8,805	$9,291	$11,173
Operating costs and expenses:
Cost of services	10,820	8,225	8,433	8,858	11,427
General and administrative	223	226	226	158	161
Gain on sale of assets, net	(3)	—	(6)	(110)	—
Operating income (loss)	541	294	152	385	(415)
Interest income (expense), net	35	62	27	(1)	5
Interest expense—related party	—	—	(36)	(24)	(15)
Foreign currency gains (losses), net	(8)	(15)	(16)	2	6
Foreign currency gains, net—related party	—	—	1	3	(18)
Other, net	—	1	—	(1)	(2)
Income (loss) from continuing operations before income taxes and minority interest	568	342	128	364	(439)
Benefit (provision) for income taxes	(212)	(138)	(94)	(160)	113
Minority interest in net (income) loss of consolidated subsidiaries	(48)	(22)	20	(19)	(7)
Income (loss) from continuing operations	308	182	54	185	(333)
Income from discontinued operations, net of tax provisions	11	120	114	55	30
Net income (loss)	$319	$302	$168	$240	$(303)
Basic income (loss) per share:
—Continuing operations	$1.86	$1.08	$0.39	$1.36	$(2.45)
—Discontinued operations	0.07	0.71	0.81	0.40	0.22
Basic income (loss) per share	$1.92	$1.80	$1.20	$1.76	$(2.23)
Diluted income (loss) per share:
—Continuing operations	$1.84	$1.08	$0.39	$1.36	$(2.45)
—Discontinued operations	0.07	0.71	0.81	0.40	0.22
Diluted income (loss) per share	$1.91	$1.79	$1.20	$1.76	$(2.23)
Basic weighted average shares outstanding	166	168	140	136	136
Diluted weighted average shares outstanding	167	169	140	136	136
Cash dividends declared per share (b)	$0.20	$—	$—	$—	$—

Other Financial Data:
Capital expenditures (c)	$37	$36	$47	$51	$56
Depreciation and amortization expense (d)	49	31	29	29	28

	At December 31,
	2008	2007	2006	2005	2004
	(In millions)
Balance Sheet Data:
Cash and equivalents	$1,145	$1,861	$1,410	$362	$220
Net working capital	1,099	1,433	915	944	765
Property, plant and equipment, net	245	220	211	185	178
Total assets	5,884	5,203	5,414	5,182	5,487
Total debt (including due to and notes payable to former parent)	—	—	—	774	1,189
Shareholders’ equity	2,052	2,267	1,794	1,256	812

(a)
In May 2006 we completed the sale of our Production Services group and in June 2007 we completed the disposition of our 51% interest in DML. The results of operations of Production Services group and DML for all periods presented have been reported as discontinued operations. See Note 22 to the consolidated financial statements for information about discontinued operations.

(b)
Dividends declared per share represents dividends declared and payable to shareholders of record in our fiscal year ended December 31, 2008. Excluded from the table are dividends declared of $0.05 per share, which were declared in December 2008 for shareholders of record as of March 13, 2009.

(c)
Capital expenditures do not include capital expenditures for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Capital expenditures for DML were $7 million, $10 million, $25 million   and $18 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

(d)
Depreciation and amortization expense does not include depreciation and amortization expense for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Depreciation and amortization expense for DML was $10 million, $18 million, $27 million and $24 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

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

Executive Overview

Summary of Consolidated Results

Consolidated revenues in 2008 were $11.6 billion as compared to $8.7 billion in 2007. Revenue was significantly impacted by our Middle East operations in our G&I business unit where we provide support services to the U.S. military primarily in Iraq. Revenues from our Middle East Operations were up approximately $736 million in 2008 largely as a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007 that continues to positively impact our 2008 revenue.  In 2008, the total number of employees working in the Middle East increased by approximately 11% to just over 72,000 including direct hires, subcontractors and local hires.  Although total DoD spending increased throughout 2008, we continue to believe overall spending in the long term is likely to decline. Revenues from our Gas Monetization operations in our Upstream business unit increased approximately $755 million in 2008 due to increased progress on a number of GTL and LNG projects.  Although we continue to experience increased activity on existing LNG and GTL projects, we are seeing indication that our customers are delaying investment decisions pending stabilization in the marketplace.  Revenues from our Services business unit increased significantly during 2008 by approximately $1.1 billion.  The majority of this increase relates to the business we obtained through the acquisition of BE&K which contributed approximately $825 million of revenue during 2008.  Also contributing to the increase in 2008 in our Services business unit were increases in activity from direct construction and modular fabrication services in our Canadian and North American construction operations.

Consolidated operating income in 2008 was $541 million as compared to $294 million in 2007. All of our business units had improvements in business unit income primarily due to increased revenue from work performed.  Income from our Services business unit increased significantly both as a result of continued growth in our legacy operations and as a result of the business we obtained through the acquisition of BE&K. In addition, our Offshore operations in the Upstream business unit recognized increased income as a result of a $51 million favorable arbitration award on the EPC 28 PEMEX project in the first quarter of 2008. Our Downstream income increased primarily due to increased activity on several large petrochemical projects in Saudi Arabia and newly awarded refining projects as well as a result of the work we obtained in the BE&K acquisition. We also reduced our labor cost absorption and our corporate general and administrative expenses during 2008.

Consolidated revenues in 2007 were $8.7 billion as compared to $8.8 billion in 2006. Revenue decreased in 2007 by approximately $480 million in our Middle East operations largely due to the lower volume of activities on our LogCAP III and PCO Oil contracts as our customer continued to scale back the construction and procurement related to military sites in Iraq.  The decrease in revenue from our Middle East operations was partially offset by continued revenue growth on several of our Gas Monetization projects, including our Escravos LNG and Pearl GTL projects.

Consolidated operating income in 2007 was $294 million as compared to $152 million in 2006. Operating income in 2007 includes positive contributions from a number of Gas Monetization projects including our Pearl GTL, Yemen LNG, Nigeria LNG and the Skikda LNG projects and various offshore projects, including Kashagan, in our Upstream business unit.  Operating income also included positive contributions from our LOGCAP III contract in our G&I business unit. Our operating income in 2006 was negatively impacted by $157 million in charges related to our Escravos GTL project in Nigeria.

Acquisition of BE&K, Inc.

On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. BE&K serves both domestic and international customers, and employs roughly 9,000 people. BE&K’s international operations are located in Poland and Russia.  The acquisition of BE&K enhances our ability to provide contractor and maintenance services in North America. The agreed-upon purchase price was $550 million in cash subject to certain indemnifications and stockholders equity adjustments as defined in the stock purchase agreement. BE&K and its acquired divisions have been integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired. As a result of the acquisition, the condensed consolidated statements of income for December 31, 2008, include the results of operations of BE&K since the date of acquisition. See Note 4 to our consolidated financial statements for further discussion of the BE&K acquisition.

Acquisition of Wabi Development Corporation.

In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi currently employs over 120 people, providing maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. Wabi has been integrated into our Services business unit. The integration of Wabi into our Services business will provide additional growth opportunities for our heavy hydrocarbon, forestry, oil sand, general industrial and maintenance services business.  See Note 4 to our consolidated financial statements for further discussion of the Wabi acquisition.

Acquisition of TGI and Catalyst Interactive

In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”) and Catalyst Interactive for approximately $12 million. TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. Catalyst Interactive is an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. TGI’s results of operations are included in our Services business unit. Catalyst Interactive’s results of operations are included in our Government & Infrastructure business unit.

Business Environment and Results of Operations

Business Environment

Government business.  A significant portion of our G&I business unit’s current operations relate to the support of the United States government operations in the Middle East, which we refer to as our Middle East operations, one of the largest U.S. military deployments since World War II. These services are provided under our LogCAP III contract with the DoD. Revenues under the LogCAP III project were approximately $5.5 billion, $4.7 billion, and $5.0 billion for the years ended December 31, 2008, 2007 and 2006, respectively.  Revenue from our Middle East Operations has historically been impacted by the level of DoD spending which has increased significantly in recent years primarily as a result of the current military operations in Iraq, Afghanistan and elsewhere in the region.  However, we expect the overall DoD spending to decline because of troop reductions in the Middle East region and the current economic conditions in the United States.

In the civil infrastructure sector, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance.  In addition to the U.S government, we provide many of these services to foreign governments such as the United Kingdom and Australia. There has been a general trend of historic under-investment in the sector. In particular, infrastructure related to the quality of water, wastewater, roads and transit, airports, and educational facilities has declined while demand for expanded and improved infrastructure continues to outpace funding. As a result, we expect increased opportunities for our engineering and construction services and for privately financed project activities where our ability to assist with arranging financing and our desire to participate in project ownership make us an attractive partner for state and local governments undertaking important infrastructure projects. However, it is difficult to predict the availability of funding and timing for such projects and programs both domestically and internationally as a result of the current financial market crisis and overall worldwide economic conditions.

Engineering and Construction business.  We provide a full range of engineering and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, industrial, power generation and other projects.  We serve customers in the gas monetization, oil and gas, petrochemical, refining, and chemical markets throughout the world.   At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations.  Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures and budgets for construction services. We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion.  However, the recent worldwide economic conditions, volatility in oil and gas prices and current financial market crisis has resulted in the delay of several major projects currently under development.  Many of our customers have decreased their capital expenditure budgets in the short term until the economic conditions become more favorable.  Additionally, some customers are deferring projects to take advantage of what they believe will be decreasing equipment, material and labor costs.  Although it is presently not possible to determine the impact these conditions may have on us in the future, to date we have not experienced any significant impact to our business.

Results of Operations

LogCap Project. Backlog related to the LogCAP III contract at December 31, 2008 was $1.4 billion. During the almost seven-year period we have worked under the LogCAP III contract, we have been awarded 82 “excellent” ratings out of 104 total ratings. Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded.  Once the task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% as a result of award fee scores received in that year resulting in a charge of approximately $2 million in 2007.    In 2008, based upon the self evaluations of our performance, we reduced the award fee accrual rate on this project from 80% to 72% for the performance period beginning in April 2008, resulting in a charge of approximately $5 million in the fourth quarter of 2008. As of December 31, 2008, we have recognized approximately $65 million in unbilled receivables as our estimate of award fees earned since the April 2008 performance period.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our accrual will be adjusted accordingly

In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the third quarter of 2009. In June 2007, we were selected as one of the executing contractors under the LogCap IV contract to provide logistics support to U.S. Forces deployed in the Middle East. The LogCAP IV contract award was reevaluated by the GAO as a result of actions brought by various unsuccessful bidders. In April 2008, the DoD again selected KBR as one of the executing contractors. Despite the award of a portion of the LogCAP IV contract, we expect our overall volume of work to decline in the long term as our customer scales back its requirement for the types and the amounts of services we provide. However, although we continue to experience increased activity as a result of the surge of additional troops in late 2007 and extended tours of duty in Iraq, we expect the decline may occur more slowly than we previously expected.

Skopje Embassy Project.  In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia.  In the fourth quarter of 2006, as a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project. Subsequently, we recorded additional losses on this project of approximately $27 million in 2007 and approximately $21 million in 2008, bringing our total estimated losses to approximately $60 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs. We could incur additional costs and losses on this project if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to make up lost schedule are not achieved.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract was amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contract, the first $21 million of incentives earned over the remaining life of the contract are not payable to us. Since the contract was amended in July 2007, we have earned in the aggregate $21 million in client determined incentives. Any future incentives will be recognized if and when they are earned. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $1 million at December 31, 2008 and $236 million at December 31, 2007.

For purposes of presenting our results of operations, we supplementally provide financial results for each of our six business units and certain product service lines. The business units presented are consistent with our reportable operating segments discussed in Note 7 (Business Segment Information) to our consolidated financial statements. We also present the results of operations for product service lines (“PSL”). While certain of the business units and product service lines presented below do not meet the criteria for reportable segments in accordance with SFAS No. 131, we believe this supplemental information is relevant and meaningful to our investors for various reasons including monitoring our progress and growth in certain markets and product lines.

For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate general and administrative expenses and other non-operating income and expense items.

In millions	Years Ended December 31,
Revenue (1)	2008	2007	Increase (Decrease)	Percentage Change	2006	Increase (Decrease)	Percentage Change
G&I:
U.S. Government – Middle East Operations	$5,518	$4,782	$736	15%	$5,262	$(480)	(9%)
U.S. Government – Americas Operations	618	721	(103)	(14%)	837	(116)	(14%)
International Operations	802	590	212	36%	407	183	45%
Total G&I	6,938	6,093	845	14%	6,506	(413)	(6%)
Upstream:
Gas Monetization	2,157	1,402	755	54%	1,012	390	39%
Offshore	413	338	75	22%	388	(50)	(13%)
Other	112	147	(35)	(24%)	300	(153)	(51%)
Total Upstream	2,682	1,887	795	42%	1,700	187	11%
Services	1,373	322	1,051	326%	314	8	3%
Downstream	484	361	123	34%	315	46	15%
Technology	84	90	(6)	(7%)	62	28	45%
Ventures	(2)	(8)	6	75%	(92)	84	91%
Other	22	—	22	—	—	—	—
Total revenue	$11,581	$8,745	$2,836	32%	$8,805	$(60)	(1%)
_________________________
(1)
Our revenue includes both equity in the earnings of unconsolidated affiliates and revenue from the sales of services into the joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the venture as a subcontractor. The amount included in our revenue represents our share of total project revenue, including equity in the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

In millions	Years Ending December 31,
	2008	2007	Increase (Decrease)	Percentage Change	2006	Increase (Decrease)	Percentage Change
Business unit income (loss):
G&I:
U.S. Government – Middle East Operations	$242	$231	$11	5%	$350	$(119)	(34%)
U.S. Government – Americas Operations	36	68	(32)	(47%)	83	(15)	(18%)
International Operations	170	116	54	47%	73	43	59%
Total job income	448	415	33	8%	506	(91)	(18%)
Divisional overhead	(116)	(136)	20	15%	(179)	43	24%
Total G&I business unit income	332	279	53	19%	327	(48)	(15%)
Upstream:
Gas Monetization	165	161	4	2%	(4)	165	4,125%
Offshore	116	59	57	97%	60	(1)	(2%)
Other	25	22	3	14%	28	(6)	(21%)
Total job income	306	242	64	26%	84	158	188%
Divisional overhead	(44)	(54)	10	19%	(44)	(10)	(23%)
Total Upstream business unit income	262	188	74	39%	40	148	370%
Services:
Job income	151	67	84	125%	50	17	34%
Gain on sale of assets	1	—	1	—	—	—	—
Divisional overhead	(42)	(11)	(31)	(282%)	(5)	(6)	(120%)
Total Services business unit income	110	56	54	96%	45	11	24%
Downstream:
Job income	72	26	46	177%	54	(28)	(52%)
Divisional overhead	(21)	(16)	(5)	(31%)	(13)	(3)	(23%)
Total Downstream business unit income	51	10	41	410%	41	(31)	(76%)
Technology:
Job income	41	39	2	5%	28	11	39%
Divisional overhead	(22)	(20)	(2)	(10%)	(18)	(2)	(11%)
Total Technology business unit income	19	19	—	—	10	9	90%
Ventures:
Job loss	(4)	(9)	5	56%	(91)	82	90%
Gain on sale of assets	1	—	1	—	6	(6)	(100%)
Divisional overhead	(2)	(3)	1	33%	(1)	(2)	(200%)
Total Ventures business unit income (loss)	(5)	(12)	7	58%	(86)	74	86%
Other:
Job income	7	—	7	—	—	—	—
Gain on sale of assets	1	—	1	—	—	—	—
Divisional overhead	(5)	—	(5)	—	—	—	—
Total Other business unit income	3	—	3	—	—	—	—
Total business unit income	772	540	232	43%	377	163	43%
Unallocated amounts:
Labor cost absorption (1)	(8)	(20)	12	60%	1	(21)	(2,100%)
Corporate general and administrative	(223)	(226)	3	1%	(226)	—	—
Total operating income	$541	$294	$247	84%	$152	$142	93%
_________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.

Government and Infrastructure.  Revenue from our Middle East Operations increased in 2008 largely as a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007 that continues to positively impact our 2008 revenue. Revenue from the LogCAP III project increased approximately $748 million in 2008 over the prior year. We expect to provide services under our LogCAP III contract through the third quarter of 2009. In April 2008, we were selected as one of the executing contractors of the LogCAP IV contract and the US Army is currently developing a transition plan from the LogCAP III to the LogCAP IV contract.  However, we expect our overall volume of work to decrease. Revenue from our Americas Operations decreased in 2008 primarily as a result of reduced activity on several domestic cost-reimbursable U.S. Government projects including the CENTCOM, CONCAP and Los Alamos projects. The increase in revenue in 2008 from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq and several engineering projects in Australia.

The decline in revenues from our Middle East Operations in 2007 was primarily the result of a decrease in U.S. military support activities Iraq under our LogCAP III contract and our oilfield restoration activities under our PCO Oil South contract. In 2007, revenues under our LogCAP III contract declined by $293 million and revenues under our PCO Oil South contract decreased $185 million.

Job income from our Middle East Operations increased in 2008 primarily as a result of the increase in work volume, which was partially offset by the $17 million net charge recognized during 2008 related to an unfavorable judgment from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003. We believe the judgment is billable to our customer. However, we will not recognize such amount as revenue until such time as we are reasonably assured of collection. The increase in job income from our Middle East Operations in 2008 due to increased volume, which was further offset due to a reduction in our award fee accrual rate and provisions for potentially unallowable costs. Job income from our Americas Operations in 2008 decreased as a result of lower activity on the CENTCOM, CONCAP and several other government projects. Job income from our International Operations increased in 2008 due to several projects including increased earnings from the Allenby & Connaught project and the recently awarded project to design, procure and construct facilities for the U.K. MoD in southern Iraq.

The decrease in job income from our Middle East Operations in 2007 relates to lower job income on our LogCAP III project resulting from a lower volume of activities and slightly lower award fees as compared to 2006. In addition, we recorded charges in 2007 of approximately $22 million representing potentially unallowable costs incurred under government contracts for activities dating from 2003.

Divisional overhead expenses incurred in 2008 and 2007 by the G&I business unit decreased primarily as a result of certain office closures in the Middle East and other cost reduction activities, which had a positive impact on total business unit income.

Upstream.  Revenues for 2008 in our Gas Monetization Operations increased significantly primarily due to increased activity from several Gas Monetization projects including the Escravos GTL, Pearl GTL, Gorgon LNG and Skikda LNG projects. Revenue from these four projects increased an aggregate $837 million during 2008. Partially offsetting these 2008 increases in Gas Monetization revenues were decreases in revenue of approximately $95 million in the aggregate for the Yemen LNG, Nigeria LNG and Tangguh LNG projects primarily due to lower activity in 2008 as compared to 2007 as these projects are nearing completion. In our Offshore Operations, in the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our three projects performed for PEMEX, EPC 28, which contributed significantly to the increase in 2008 revenues.

Revenues for 2007 in our Gas Monetization Operations increased an aggregate of $514 million as a result of the increased activity on the Escravos LNG, Pearl GTL, Yemen LNG and Skikda LNG projects. The increased activity on these projects was generally because they either started in 2006 and had a full year of operations in 2007 or began operations in 2007. These revenue increases in 2007 were partially offset by decreases in revenues in our Gas Monetization Operations related to several front-end engineering and design (“FEED”) and other recently completed projects.

Job income in our Gas Monetization Operations for 2008 was largely driven by a combined $76 million on the Skikda LNG, Pearl GTL and Gorgon LNG projects due to increased activity as compared to the prior year. These increases in 2008 job income were partially offset by lower activity on other recently completed Gas Monetization projects as well as a decrease in recognized profits on one of our LNG projects caused by increases in estimated costs of our joint venture. We decreased our recognized profits from this LNG project by $24 million during the second quarter of 2008 and subsequently executed a change order to recover these cost increases which were partially offset by further cost increases of approximately $7 million. Additionally, we recognized a $20 million charge in 2008 related to our estimated liability for the prospective settlement of the FCPA and bidding practices investigations in Nigeria, which was charged to our Gas Monetization Operations job income and, accordingly, the charge is classified as a component of cost of services in the accompanying consolidated statements of income. In our Offshore Operations, job income increased in 2008 primarily as a result of the $51 million favorable arbitration award related to the EPC 28 project performed for PEMEX.

The increase in 2007 Gas Monetization job income is largely due to the $157 million charge related to our Escravos GTL project in Nigeria in 2006. No further losses were incurred on the project and in 2007, we executed an amendment with our customer to convert the contract from a fixed price to a cost reimbursable basis. In 2007, job income from our Gas Monetization Operations primarily was driven by our Pearl GTL, Skikda LNG, Yemen LNG and Tangguh LNG projects, which contributed approximately $101 million to job income in the aggregate.

Services. The 2008 increase in Services revenue is primarily due to business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $825 million of revenue from the date of our acquisition through December 31, 2008. Additionally, revenue in 2008 from Services legacy operations increased significantly as a result of continued growth in our Canadian and North American Construction operations.  Revenue in 2008 from our Canadian operations was up approximately $125 million over the prior year primarily as a result of increased construction services on the Shell Scotford Upgrader project. North American Construction revenues in 2008 increased approximately $81 million as a result of newly awarded domestic construction projects as well as growth on projects awarded in 2007.

Increases in Services revenue in 2007 were primarily related to increases in awards for direct hire construction and modular fabrication services on the Shell Scotford Upgrader project in our Canadian operations  Partially offsetting these increases were reductions in activity from other projects in our Canadian operations and from our Industrial Services operations as a result of the completion of a number of projects in 2007.

Job income from Services increased in 2008 primarily due to of the business we obtained through the acquisition of BE&K which contributed approximately $65 million to job income. In our Canadian operations, job income was up in 2008 on the Shell Scotford Upgrader project offset by decreases in other projects in our Canadian operations that were completed in 2007. Job income was positively impacted in 2008 as a result of an actuarially determined insurance adjustment of $4 million. Divisional overhead of the Services business unit in 2008 increased primarily as a result of the BE&K acquisition.

Job income from Services in 2007 increased due to the increases related to modular fabrication services in our Canada operations. Job income in 2007 also increased as a result of our MMM joint venture which provides marine vessel support services in the Gulf of Mexico. This joint venture was contributed to us in the second quarter of 2006 by our former parent company, Halliburton. Job income was also positively impacted by actuarially determined insurance adjustments of $11 million for the year ended December 31, 2007. These increases were partially offset by decreases in job income from our Industrial Services operations.

Downstream. During 2008 revenue from our operations increased by approximately $92 million on the Saudi Kayan olefin and the Ras Tanura projects in Saudi Arabia due to increased activity. Downstream revenue for the year ended December 31, 2008 increased an additional $64 million as a result of the BE&K acquisition on July 1, 2008.  Downstream refining operations was awarded a number of new refining projects in 2008 which also contributed approximately $37 million to the increase in revenue. Increases in revenue related to these and other projects were partially offset by a $90 million decline in revenue during 2008 on the EBIC ammonia plant project in Egypt as it nears completion.

For 2007, the increase in Downstream revenue is primarily attributable to the Yanbu export refinery and Saudi Kayan olefin projects in Saudi Arabia. Revenue related to these two projects increased an aggregate of $107 million due to a higher volume of work in 2007. Offsetting these increases were decreases in revenues on various other projects.

The increases in Downstream job income in 2008 are primarily due to an aggregate $25 million increase in job income in our petrochemicals operations from program management services for the Ras Tanura project and construction management services on the Saudi Kayan project in Saudi Arabia.  Additionally, during 2008, we reversed $8 million of the previously recognized losses on the Saudi Kayan resulting from the effects of change orders executed during the second quarter of 2008.  Furthermore, job income from the business we obtained through the acquisition of BE&K on July 1, 2008, contributed approximately $9 million to the increase in job income in 2008 and primarily related to our chemical operations.  Job income from our refining operations increased approximately $14 million as a result of the award of several new refining projects and increases in scope on two existing refining projects.

Job income from Downstream in 2007 includes a $7 million loss recorded on the Saudi Kayan olefin project in Saudi Arabia. Additionally, job income related to an ammonia plant construction project in Egypt was $23 million higher in 2006 as a result of higher progress achieved in 2006 and the project was nearing completion in late 2007.

Technology. The 2008 decrease in Technology revenue of $6 million is primarily attributable to several projects in China and South America with lower activity as they are completed or nearly completed in 2008. The 2008 increase in Technology job income of $2 million is primarily attributable to contributions from an ammonia project in Venezuela, a refinery fluid catalytic cracking revamp project in Colombia, and a royalty payment for a technology license in India. The decreases in 2008 revenue from these projects are partially offset by increases from technology licensed to an ammonia plant in Venezuela and an aniline plant in China awarded in early 2008. The increase in revenues and job income in 2007 is largely due to syngas technologies deployed on projects in the South American region and Superflex technology project in China.

Ventures. Ventures job loss was $4 million, $9 million and $91 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Job loss for 2008 and 2007 are primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia. At December 31, 2008, our investment in APT/Freightlink had been written-off and no further losses are expected. These losses in 2008 and 2007 were partially mitigated by income generated by the Aspire Defence (Allenby & Connaught) project. The loss in 2006 included $58 million of impairment charges recorded on our equity investment in the Alice Springs-Darwin railroad project and $17 million in charges recorded on an equity investment in a joint venture road project in the United Kingdom.

Labor cost absorption. Labor cost absorption expense was $8 million in 2008, $20 million in 2007 and we had labor cost absorption benefits of $1 million in 2006. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. The decrease in labor cost absorption in 2008 was primarily due to chargeability and utilization. Partially offsetting the 2008 reduction was a $6 million charge recorded in 2008 related to the impact of Hurricane Ike in Houston, Texas. The increase in labor cost absorption in 2007 compared to 2006 was primarily due to an increase in incentive compensation and the issuance of performance based award units during 2007.

General and Administrative expense. General and administrative expense was $223 million, $226 million and $226 million for the years ended December 31, 2008, 2007 and 2006, respectively. The slight decline in 2008 was due to lower activity related to our deployment of our HR/Payroll instance of SAP and lower associated charges from Halliburton for access to their HR/Payroll system, decreases in incentive compensation as compared to the same period of the prior year, and lower costs from acquisition related activities for transactions not closed. These decreases in costs for 2008 were offset by incremental general and administrative expense of $8 million since our acquisition of BE&K on July 1, 2008, as well as $5 million in charges recognized related to the impact of Hurricane Ike in Houston, Texas. As a result of the net impact of these activities and other cost reductions, our general and administrative expense in 2008 remained relatively flat with 2007. In 2007, we substantially completed the financial systems implementation project. Costs related to the financial systems implementation project decreased approximately $17 million in 2007. This decrease was offset by increases in costs from acquisition related activities as well as incentive compensation as we increased the number of participants in and the number of awards issued under our incentive compensation plans.

Non-operating items

Net interest income was $35 million, $62 million and $27 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Interest income decreased significantly in 2008 as a result of the decrease in our cash and equivalents balance from $1.9 billion at December 31, 2007 to $1.1 billion as of December 31, 2008.  Additionally, interest rates earned on our invested cash declined significantly in 2008 as a result of the current economic conditions which further contributed to the decrease in interest income.  The decrease in our cash and equivalents balance is largely attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million and stock repurchase totaling $196 million in 2008.  In addition, as a result of the July 2007 conversion of Escravos contract from fixed price to cost reimbursable, we were no longer entitled to interest income earned on advanced funds from the project owner.  Interest income in 2007 increased compared to 2006 primarily as a result of the continued growth of our cash and equivalents balance throughout 2006 resulting from customer advances and proceeds from our initial public offering in later 2006.

Related party interest expense was zero for the years ended December 31, 2008 and 2007 and $36 million for the year ended December 31, 2006. The related party interest expense in 2006 was primarily due to the conversion of the non-interest bearing potion of our intercompany payable to Halliburton into $774 million interest bearing subordinated intercompany notes to subsidiaries of Halliburton, which occurred in December 2005. The subordinated intercompany notes were paid in full during the fourth quarter of 2006.

Foreign currency losses were $8 million, $15 million and $16 million for the years ended December 31, 2008, 2007 and 2006, respectively. The foreign currency losses incurred in 2008 were primarily related to losses on the Mexican peso denominated receivable due from PEMEX on the EPC 28 arbitration award and weakening of the Indonesian currency against positions that were not fully hedged.  These losses were partially offset by strengthening of the U.S. Dollar against the British Pound in 2008. The foreign currency losses incurred in 2007 and 2006 primarily related to impact of the weakening of the U.S. dollar against the British Pound on certain of our U.K. subsidiaries with a British Pound functional currency that held significant U.S. dollar cash balances related to the proceeds from the sale of our Production Services group in 2006 and sale of DML in 2007.

Provision for income taxes was $212 million, $138 million and $94 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective tax rate was 37%, 40% and 73% for the years ended December 31, 2008, 2007 and 2006, respectively. Our U.S. statutory tax rate for all years is 35%. Our effective tax rate for 2008 exceeded our statutory rate primarily due to certain dividends from foreign affiliates, the non-deductible fine resulting from our settlement of the FCPA investigation in Nigeria and domestic state taxes.  For the year ended December 31, 2008, our valuation allowance was reduced from $33 million to $19 million primarily as a result of utilizing foreign branch net operating losses for which a valuation allowance had been previously established in prior years.

Our 2007 effective tax rate was higher than the statutory rate primarily as a result of certain non-deductible losses in foreign jurisdictions, operating losses from our railroad investment in Australia, and state and other taxes. Our 2006 effective tax rate was higher than the statutory rate primarily as a result of not receiving a tax benefit for the impairment charges taken on our investment in the Alice Springs-Darwin railroad project in Australia (“ASD”), non-deductible operations losses from ASD, and tax return-to-accrual adjustments in various tax jurisdictions.

Income from discontinued operations was $11 million, $120 million and $114 million for the years ended December 31, 2008, 2007 and 2006, respectively. Discontinued operations primarily represent revenues and gain on the sale of our Productions Services group in May 2006 and the disposition of our 51% interest in DML in June 2007. In 2008, we recognized a tax benefit of $11 million related to foreign tax credits upon completion of a tax pool study related to DML. We sold our 51% interest in DML in June 2007. Revenues from our discontinued operations were $449 million and $1.1 billion for 2007 and 2006, respectively, while income from discontinued operations, net of tax, was $120 million and $114 million for the same periods, respectively. Income from discontinued operations included a gain on sale, net of tax, of approximately $101 million in 2007 and $77 million in 2006.

Liquidity and Capital Resources

Cash and equivalents totaled $1.1 billion at December 31, 2008 and $1.9 billion December 31, 2007, which included $175 million and $483 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and that we consolidate for accounting purposes. The use of these cash balances in consolidated joint ventures is limited to the joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. In addition, cash and equivalents includes $179 million and $213 million as of December 31, 2008 and 2007, respectively, from advanced payments related to a contract in progress that was approximately 37% complete at December 31, 2008. We expect to use the cash and equivalents advanced on this project to pay project costs.

Historically, our primary sources of liquidity were cash flows from operations, including cash advance payments from our customers and borrowings from our former parent, Halliburton. In October 2005, Halliburton capitalized $300 million of the then outstanding intercompany balance to equity through a capital contribution. On December 1, 2005, our intercompany balance of $774 million payable to Halliburton was converted into Subordinated Intercompany Notes to Halliburton.  Effective December 16, 2005, we entered into a bank syndicated unsecured $850 million five-year revolving credit facility (Revolving Credit Facility), which extends through 2010. In October 2006, we repaid $324 million in aggregate principal amount of the $774 million of indebtedness we owed under the Subordinated Intercompany Notes. In November 2006, we completed an initial public offering of our common stock which generated net proceeds of $511 million.  In connection with the initial public offering, we repaid the remaining $450 million in aggregate principal amount of the Subordinated Intercompany Notes.

During 2008, we expanded the capacity of our Revolving Credit Facility from $850 million to $930 million. Our Revolving Credit Facility is available for cash working capital needs and letters of credit to support our operations. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin. The applicable margin will vary based on our utilization spread. At December 31, 2008, we had zero cash draws and $510 million in letters of credit issued and outstanding, which reduced the availability under the Revolving Credit Facility to $420 million. In addition, we pay a commitment fee on any unused portion of the credit line under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum depending upon the level of total capacity utilized.

Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make. Further, the Revolving Credit Facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced. In January 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility effective (the “Amendment”), which (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed a total of $400 million in the aggregate.

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At December 31, 2008 and 2007, we were in compliance with these ratios and other covenants.

	Years Ended December 31,
Cash flow activities	2008	2007	2006
	(In millions)
Cash flows provided by operating activities	$124	$248	$931
Cash flows (used in) provided by investing activities	(556)	293	225
Cash flows used in financing activities	(244)	(150)	(139)
Effect of exchange rate changes on cash	(40)	9	50
Increase (decrease) in cash and equivalents	$(716)	$400	$1,067

Operating activities.  Cash provided by operations was $124 million for the year ended December 31, 2008 compared to cash provided by operations of $248 million for the year ended December 31, 2007. We received payments from PEMEX related to the EPC 22 and EPC 28 arbitration awards totaling $185 million in 2008.  Additionally, we received $121 million in dividends from unconsolidated joint ventures, which are accounted for using the equity method of accounting. Our working capital requirements for our Iraq-related work decreased from $239 at December 31, 2007 to $76 at December 31, 2008, generating cash of approximately $163 million.  Offsetting these cash increases were decreases in cash of approximately $342 million on our consolidated joint venture projects and a contract in progress.  We also made contribution to our international and domestic pension plans of $74 million during 2008.

Operating cash flows in 2007 decreased significantly compared to 2006 due to lower advanced billings on uncompleted contracts and a higher volume of accounts receivable billing on other projects than in 2006. Operating cash flows in 2007 also included tax payments related to the gain on the sale of our 51% interest in DML of approximately $115 million. Operating cash flows in 2006 includes $304 million of cash advances on several consolidated joint venture projects including our Escravos project and a $248 million increase as a result of the reduction in our working capital for Iraq related work.

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

Investing activities.  Cash used in investing activities for the year ended December 31, 2008 totaled $556 million compared to cash provided by investing activities of $293 million and $225 million for the years ended December 31, 2007 and 2006, respectively. Cash used in investing activities in 2008 were primarily for business acquisitions. In July 2008, we acquired BE&K for $494 million, net of cash acquired and post closing purchase price adjustments. We also acquired TGI, Catalyst Interactive and Wabi Development Corporation for a combined purchase price of approximately $32 million, net of cash received. Capital expenditures in 2008 were $37 million as compared to $43 million and $57 million in 2007 and 2006, respectively.  In 2007, we sold our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs. In 2006, we completed the sale of our Production Services group, in which we received net proceeds of $265 million.

Financing activities.  Cash used in financing activities for the year ended December 31, 2008 totaled $244 million which was almost entirely related to $196 million of payments to reacquire 8.4 million shares of our common stock and $53 million related to dividend payments to our shareholders and to minority shareholders of several of our consolidated joint ventures.

Cash used in financing activities for the year ended December 31, 2007 totaled $150 million and is primarily related to net payments of $120 million made to Halliburton for various support services provided by Halliburton under our transition services agreement and other amounts incurred prior to our separation from Halliburton. Cash flows used in financing activities for the year ended December 31, 2006 were $139 million and primarily relates to net repayment of $629 million in borrowings from Halliburton as previously discussed and $25 million repayment of other long term borrowings. We completed an initial public offering of the common stock of KBR in November 2006 resulting in net proceeds of $511 million.

Future sources of cash.  Future sources of cash include cash flows from operations, including cash advance payments from our customers, and borrowings under our Revolving Credit Facility. The Revolving Credit Facility is available for cash advances required for working capital and letters of credit to support our operations. However, to meet our short- and long-term liquidity requirements, we will primarily look to our existing cash balances and cash generated from future operating activities.

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations. In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividends, share repurchases and various other obligations, including the commitments discussed in the table below, as they arise.  The capital expenditures budget for 2009 is approximately $73 million, and primarily relates to information technology, real estate and equipment/facilities to be used in our business units. See “Off balance sheet arrangements – commitments and other contractual obligations” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit and surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.4 billion in committed and uncommitted lines of credit to support letters of credit and as of December 31, 2008, we had utilized $645 million of our credit capacity.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

As of December 31, 2008, we had approximately $1.0 billion in letters of credit outstanding, of which $510 million were issued under our Revolving Credit Facility and $363 million were issued under various Halliburton facilities and/or are irrevocably and unconditionally guaranteed by Halliburton. Of the total outstanding, $357 million relate to our joint venture operations. At December 31, 2008, $212 million of the $1.0 billion outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.  Approximately $433 million of the $510 million relates to letters of credit issued under our Revolving Credit Facility which have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturity date of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. Currently, our intention is to further increase the capacity of and extend the original maturity date of the Revolving Credit Facility which we intend to complete in 2009.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Halliburton has guaranteed letters of credit and surety bonds and provided parents company guarantees primarily related to our financial commitments. We expect to cancel these letters of credit and surety bonds as we complete the underlying projects. Since the separation from Halliburton we have been engaged in discussions with surety companies and have arranged lines with multiple firms for our own standalone capacity. Since the arrangement of this stand alone capacity, we have been primarily sourcing surety bonds from our own capacity without additional Halliburton credit support. We believe our current surety bond capacity is adequate to support our current backlog of projects and prospective projects for the next twelve months.

We and Halliburton agreed that the existing letters of credit and surety bonds guaranteed by Halliburton will remain in full force and effect following the separation of our companies. In addition, we and Halliburton agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I segment and all other contracts that were in place as of December 25, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at the time of our initial public offering and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by our customer. In addition, we agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation.  We currently pay a quarterly fee to Halliburton calculated at an annual rate of 0.40% of the outstanding performance-related letters of credit, 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton and 0.25% of the outstanding guaranteed surety bonds. Effective January 1, 2010, the annual fee increases to 0.90%, 1.65% and 0.50% of the outstanding performance-related and financial-related outstanding issued letters of credit and the outstanding guaranteed surety bonds, respectively.

We are also pursuing several large projects that, if awarded to us will likely require us to issue letters of credit that could be large in amount. The current capacity of our Revolving Credit Facility is not adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities or those guaranteed by Halliburton and issue letters of credit for projects that we are currently pursuing should they be awarded to us. In addition, we would not be able to make working capital borrowings against the Revolving Credit Facility if the availability is fully reduced by issued letters of credit. We are currently working to increase our credit capacity.

Commitments and other contractual obligations.   The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2008:

	Payments Due
	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Operating leases	52	47	42	38	32	101	312
Purchase obligations(a)	20	15	3	2	—	—	40
Pension funding obligation	17	—	—	—	—	—	17
Total (b)	89	62	45	40	32	101	369
_________________________
(a)
The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers. The purchase obligations with our vendors can span several years depending on the duration of the projects. In general, the costs associated with those purchase obligations are expensed to correspond with the revenue earned on the related projects.

(b)
Excluded from the table is $35 million which includes, $13 million in interest and penalties, related to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”  Refer to Note 12 in our consolidated financial statements.

Other obligations.  We had commitments to provide funds to our privately financed projects of $64 million as of December 31, 2008, and $113 million as of December 31, 2007 and primarily related to future equity funding on our Allenby and Connaught project. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  At December 31, 2008, approximately $16 million of the $64 million commitments are current.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $76 million at December 31, 2008.  Approximately $60 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2009.

Other factors affecting liquidity

Government claims.   We had unapproved claims for costs incurred under various government contracts totaling $73 million at December 31, 2008. The unapproved claims outstanding are considered to be probable of collection and have been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

Halliburton indemnities.   Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria. Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project.

In February 2009, one of our subsidiaries pleaded guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ.  The terms of the plea agreement with the DOJ call for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity while we will pay $20 million in quarterly payments over the next two years.  We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which will be paid by Halliburton under the terms of the indemnity.

We may take or fail to take actions that could result in our indemnification from Halliburton no longer being available with respect to certain other foreign governmental investigations of the project in Nigeria or with respect to matters relating to the Barracuda-Caratinga project as Halliburton’s indemnities do not apply to all potential losses.  Please read “Management Discussion and Analysis of Financial Condition and Results of Operations - Legal Proceedings – Foreign Corrupt Practices Act Investigations” and “-Barracuda-Caratinga Project Arbitration” as well as “Risk Factors” contained in Part I of this Annual Report on Form 10-K for further discussion of these matters.

Worldwide economic conditions and financial market crisis.  The financial market credit crisis and the resulting current worldwide economic downturn have significantly impacted the capital and credit markets.  Although it is presently not possible to determine the full impact this situation may have on us in the future, to date we have not experienced any significant impact to our business as a result of these conditions. The following is a discussion of some of the risks and possible consequences:

•
The economic downturn and resulting decrease in energy prices may cause clients to postpone or cancel their capital projects. Accordingly, we may experience a decrease in the demand for our engineering procurement, construction and construction management services in the future. This may negatively impact the future operating results and cash flows of our Upstream, Downstream, Technology and Services business units. In addition, the economic downturn may result in a decrease in client capital expenditures for U.S. industrial, commercial healthcare and governmental buildings in the future. This may negatively impact the future operating results and cash flows of our Services and Government and Infrastructure business units.

•
In addition, the economic downturn and financial market credit crisis may cause our vendors to experience financial difficulty which could impact their ability to perform pursuant to their contractual obligations to provide goods or services to us which may in turn require us to incur additional costs or delays in meeting our contractual commitments to our customers.  Likewise, our customers may experience financial difficulty resulting in delays or the inability for us to collect any trade receivables that are owed to us. If either or both of these situations occur, it could have a significant impact on our future operating results and cash flows.

•
The economic downturn could adversely affect our future operating results and cash flows resulting in future impairments of our goodwill. At December 31, 2008 we had goodwill of $694 million. We test goodwill for impairment annually or more frequently if a triggering event occurs. Our impairment testing in 2008 indicates that our goodwill has not been impaired. See our “Critical Accounting Estimates” for further discussion of our goodwill impairment testing policy.

•
The economic downturn has negatively impacted the value of the assets in the defined benefit pension plans that we sponsor and we expect increased funding requirements to these pension plans in the future. As a result of our actuarial valuations for these plans at December 31, 2008, we recorded a $209 million increase to our pension liability and charge to our other comprehensive income, net of tax.

•
Our Revolving Credit Facility is provided by a syndicate of 23 banks, one of which was the subject of a recent bankruptcy as a result of the recent financial market credit crisis. This bank provides $40 million, or approximately 4%, of the total credit under this facility. To date, there have been no performance demands made on this participating bank either by us or the syndicate agent bank.  We are currently working to replace this participating bank in our Revolving Credit Facility with another existing syndicate bank or a new bank.  Although we have $420 million remaining capacity under this facility at December 31, 2008, we rely on this facility to help fund our letter of credit needs as well as a potential source of funding for acquisition transactions and working capital. The inability of one or more banks in the consortium to meet its commitment under the credit facility could impede our future growth. After reviewing the credit worthiness of the banks in the consortium, we have no reason to believe that access to the credit facility is materially at-risk.

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

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity, and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss.  Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled time. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.  Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

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

Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates.  We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on US government contracts and contract closeout settlements. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled time. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.

Goodwill Impairment.  We operate our business through six business units which are also our operating segments as defined by FASB No. 131 Disclosures about Segments of an Enterprise and Related Information.  These operating segments form the basis for our reporting units used in our goodwill impairment testing.  These reporting units include the Upstream, Downstream, Services, Government & Infrastructure, Technology, and Ventures business units.  Additionally, we identified an additional reporting unit related to a small staffing business acquired in the acquisition of BE&K.

We test the reporting unit goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise, such as when significant current or projected operating losses exist or are forecasted.  The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

The fair values of reporting units in 2008 were determined using two methods, one based on market earnings multiples of peer companies for each reporting unit, and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing.  However, we may weigh one value more heavily than the other when conditions merit doing so.  For example, in instances when historic results are believed to be higher than forecast results, we weigh the discounted cash flow method more heavily than our historic earnings method.  The earnings multiples for the first method ranged between 7.4 times and 9.0 times. The second method used market-based discount rates ranging from 8.8 percent to 13.5 percent.  The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.  Therefore, we used the valuations in evaluating goodwill for possible impairment and noted that none of our goodwill was impaired.  Subsequent to our September 30, 2008 annual goodwill impairment testing we monitored the changes in our business and other factors that could represent indicators of impairment.  No such indicators of impairment were noted.   Although our traded stock price declined significantly during 2008, and for a brief period traded at levels below our book value, these declines did not produce an indication that our goodwill was impaired.

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

Legal and Investigation Matters.  As discussed in Notes 10 and 11 of our consolidated financial statements, as of December 31, 2008 and December 31, 2007, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be materially and adversely affected. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.

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

The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.S. pension  plan decreased from 6.30% at October 31, 2007 to 6.15% at December 31, 2008. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 95% of all plans increased from 5.70% at September 30, 2007 to 5.98% at December 31, 2008. An additional future decrease in the discount rate of 25 basis points for our U.K. pension plans would increase our projected benefit obligation by an estimated $58 million, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $55 million.  Our expected long-term rates of return on plan assets utilized at the measurement date decreased from 8.25% to 7.81% for our U.S. pension plan and remained unchanged at 7.0% for our international plans.

Our defined benefit plans reduced pretax earnings by $7 million, $18 million and $16 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the amounts were earnings from our expected pension returns of $106 million, $100 million and $82 million for the years ended December 31, 2008, 2007 and 2006, respectively. Unrecognized actuarial gains and losses are generally being recognized over a period of 10 to 15 years, which represents the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. Actual returns were $(275) million, $133 million and $148 million for the years ended December 31, 2008, 2007 and 2006, respectively. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our unrecognized actuarial loss at December 31, 2008 was $563 million, of which $13 million will be recognized as a component of our expected 2009 pension expense. During 2008, we made contributions to fund our defined benefit plans of $74 million.  We currently expect to make contributions in 2009 of approximately $17 million.

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

Financial Instruments Market Risk

We invest excess cash and equivalents in short-term securities, primarily overnight time deposits, which carry a fixed rate of return per a given tenor. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We have foreign currency exchange rate risk resulting from our international operations.  We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures.  The objective of our risk management program is to protect our cash flows related to sales or purchases of goods and services from market fluctuations in currency rates.  We do not use derivative instruments for trading purposes.  We generally utilize currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business.  As of December 31, 2008, we had forward foreign exchange contracts of 13 months duration, to exchange major world currencies.  The total gross national amount of these contracts at December 31, 2008 and 2007 was $274 million and $332 million, respectively.  The fair value liability of these contracts was approximately $1 million as of December 31, 2008. The fair value asset of these contracts was approximately $1 million at December 31, 2007.

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

In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. The portions of our business to which these requirements apply primarily relates to our Upstream, Downstream and Services business units where we perform construction and industrial maintenance services or operate and maintain facilities. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. Based on the information presently available to us, we have accrued approximately $8 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $15 million.

Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See “MD&A – Legal Proceedings” for further discussion of matters related to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project arbitration. Under the transition services agreements, Halliburton is expected to continue providing various interim corporate support services to us and we will continue to provide various interim corporate support services to Halliburton. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services are substantially the same as the costs incurred and recorded in our historical financial statements. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

Prior to our separation from Halliburton, Halliburton and certain of its subsidiaries provided various support services to including risk management, information technology, legal and internal audit.  Costs for information technology, including payroll processing services were allocated to KBR based on a combination of factors including relative revenues, assets and payroll which were subject to negotiation of the reasonableness of the charge. Costs for risk management, legal and internal audit services were primarily charged to us based on direct usage of the service. Costs allocated to KBR using a method other than direct usage were not significant individually or in the aggregate and we believe the allocation methods used were reasonable. Subsequent to our separation from Halliburton, costs are no longer allocated but are charged to KBR pursuant to the terms of the transition services agreement and primarily represent fees for credit support arrangements and information technology.  Costs for all services provided by Halliburton were $6 million, $13 million and $40 million for the years ended December 31, 2008, 2007 and 2006, respectively.

All of the charges described above have been included as costs of our operations in our consolidated statements of income. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties. Halliburton incurred approximately $14 million for the year ended December 31, 2006 for expenses relating to the FCPA and bidding practices investigations. Halliburton incurred $1 million as such costs for the quarter ended March 31, 2007.  We do not know the amount of costs incurred by Halliburton following our separation from Halliburton as none of these costs were charged to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us.  Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton continues to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations.  See Note 17 to our consolidated financial statements for further information related to our transactions with our former parent.

At December 31, 2008 and 2007, KBR had a $54 million and a $16 million balance payable to Halliburton, respectively, which consists of amounts KBR owes Halliburton for estimated outstanding income taxes under the tax sharing agreement and amounts owed pursuant to our transition services agreement for credit support arrangements and information technology.

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

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $202 million, $356 million and $450 million for the years ended December 31, 2008, 2007 and 2006, respectively. Profit on transactions with our joint ventures recognized in our consolidated statements of income were $28 million, $30 million and $62 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, early adoptions is prohibited. Currently this statement is not expected to have a significant impact to our financial position, results of operations or cash flows. A significant impact may however be realized on any future acquisitions by the company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. We do not believe the adoption of SFAS 160 will have a significant impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 132R-a, “Employer’s Disclosure about Pensions and Other Postretirement Benefits” which replaces SFAS 132.  This Statement was developed in response to concerns expressed by users of financial statements about their need for more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  The FSP is intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets.  The disclosures about plan assets would be effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the potential impact of adopting FSP SFAS 132R-a.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Currently, this statement is not expected to have a significant impact to our financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FSP FIN 46R-8, “Interests in Variable Interest Entities.”  The FSP was issued by the FASB to expeditiously meet the need for enhanced information about transferred financial assets and an enterprise’s involvement with a variable interest entity (VIE).  The FSP requires extensive additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with VIEs, including sponsors that have a variable interest in a VIE.  The FSP is effective for fiscal periods ending after December 15, 2008.  The adoption of FSP FIN 46R-8 did not have a significant impact to our financial position, results of operations or cash flows.

 U.S. government Matters

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

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the Army withheld its initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they would begin making further adjustments equal to 6% of prior and current subcontractor costs unless we provided timely information sufficient to show that such action was not necessary to protect the government’s interest.  The Army has taken no further action with respect to further adjustments of prior and current subcontractor costs.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. We provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the DCMA. In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals to recover the amounts withheld and that appeal is currently in the discovery process. The matter is also the subject of an ongoing investigation by the DOJ. At this time, the likelihood that a loss related to this matter has been incurred is remote. As of December 31, 2008, we had not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information. As of December 31, 2008, approximately $55 million of costs have been suspended related to this matter of which $32 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCAA that our costs are reasonable. In the fourth quarter of 2007, the DCAA suspended payment for $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. In the first quarter of 2008, the DCAA suspended payment for an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. In 2008, we filed four claims to recover approximately $56 million of amounts previously withheld from us by the DCAA. With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2008, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

Kosovo fuel. In April 2007, the DOJ issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the alleged misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves. Neither our client nor the DCMA has indicated any intent to withhold payments from us relating to this matter. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.

Transportation costs. The DCMA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of December 31, 2008, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

Dining Facility Support Services. In April 2007, DCMA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our LogCAP III contract in Iraq, over-billed for the cost related to the use of power generators. Payments of $13 million were withheld from us. In the first quarter of 2008, we favorably resolved this matter with the DCAA resulting in the DCAA rescinding its previously issued withholding.

Other issues. The DCMA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there have been questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve.

Investigations relating to Iraq, Kuwait, Afghanistan and Other

In the first quarter of 2005, the DOJ issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. We provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.  There has been no further action taken by the DoD Inspector General with regard to this matter.

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

Claims

We had unapproved claims for costs incurred under various government contracts totaling $73 million at December 31, 2008 and $82 million at December 31, 2007. The unapproved claims outstanding at December 31, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

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

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program which were subsequently resolved in our favor. On October 29, 2008, we filed motions to dismiss the remaining claims and to compel arbitration on all remaining counts of the complaint, which are currently pending. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31, 2008, no amounts have been accrued.

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgment in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. The appellate court affirmed the lower courts dismissal in May 2008.  As of December 31, 2008, we consider the matter to be concluded.

Godfrey Qui Tam suit

In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract. As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations. In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit. In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims. We filed motions to dismiss and to compel arbitration which were granted on March 13, 2008 for all counts except as to the employment issues which were sent to arbitration. The relator has filed an appeal. We are unable to determine the likely outcome at this time. No amounts have been accrued and we cannot determine any reasonable estimate of loss that may have been incurred, if any.

ASCO Litigation

On July 23, 2008, a jury in Texas returned a verdict against KBR awarding Associated Construction Company WLL (ASCO) damages of $39 million with the court to determine attorneys fees and interest. In 2003, ASCO was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract. On August 25, 2008 the court entered a judgment which included damages of approximately $18 million, interest of approximately $3 million and attorney’s fees of $6 million bringing the total judgment to $27 million.  As a result of the final judgment, we reduced our previous accrual from $40 million to $27 million during the third quarter of 2008. In the fourth quarter of 2008, we negotiated a final settlement with ASCO in the amount of $22 million.  We believe the entire amount is billable to the customer and recognized revenue of $5 million for unpaid work performed by ASCO. However, we will not recognize the remaining amount as revenue until such time as we are reasonably assured of collection.

First Kuwaiti Arbitration

In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought damages in the amount of $39 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $96 million. This matter is in the early stages of the arbitration process and no amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.

TES is a former LogCAPIII subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES has sued KBR in Federal Court in Virginia for breach of contract and tortuous interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors.  KBR denies these allegations. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES now seeks to overturn that settlement and release, claiming that KBR misrepresented the facts. TES has other minor claims for services provided that are not material.  TES seeks $89 million in compensatory damages and an unspecified amount of punitive damages in its suit. Trial is expected to take place in the second quarter of 2009.  We are unable to determine the likely outcome in excess of the amount accrued for this suit at this time.

Electrocution Litigation

During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers. One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum. It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed and are currently pending. Discovery has not yet begun in one case, and is in early stages in the other case. We are unable to determine the likely outcome of these cases at this time. As of December 31, 2008, no amounts have been accrued.

Legal Proceedings

Foreign Corrupt Practices Act investigations

As previously disclosed, the SEC was conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ was also conducting a related criminal investigation. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2008. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at December 31, 2008, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root LLC, (“KBR LLC”) which is the predecessor company to our current subsidiary KBR Holdings LLC.

On February 11, 2009 KBR LLC, entered a guilty plea related to the Bonny Island investigation in the United States District Court, Southern District of Texas, Houston Division (the “Court”).  KBR LLC plead guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project.  The plea agreement reached with the DOJ resolves all criminal charges in the DOJ’s investigation into the conduct of KBR LLC relating to the Bonny Island project, so long as the conduct was disclosed or known to DOJ before the settlement, including previously disclosed allegations of coordinated bidding described below. The plea agreement calls for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity in the master separation agreement, while we will pay $20 million.  The criminal penalties will be paid in quarterly payments over the next two years.  We also agreed to a period of organizational probation of three years, during which we will retain a monitor who will assess our compliance with the plea agreement and evaluate our FCPA compliance program over the three year period, with periodic reports to the DOJ. Halliburton paid their share of the initial installment of $49 million to the DOJ on February 17, 2009.  We paid our share of the initial installment of $3 million to the DOJ on February 17, 2009.

On the same date, the SEC filed a complaint and we consented to the filing of a final judgment against us in the Court. The complaint and the judgment were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Bonny Island project. The complaint alleges civil violations of the FCPA’s antibribery and books and records provisions related to the Bonny Island project. The complaint enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions and requires Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which will be paid by Halliburton pursuant to the indemnification under the master separation agreement.  The judgment also requires us to retain an independent monitor on the same terms as the plea agreement with the DOJ.

Under both the plea agreement and judgment, we have agreed to cooperate with the SEC and DOJ in their investigations of other parties involved in TSKJ and the Bonny Island project.

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, have recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR is recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.

As part of the settlement of the FCPA matters relating to projects in Bonny Island, Nigeria (see “Foreign Corrupt Practices Act investigations”), we have agreed to the appointment of a corporate monitor for a period of up to three years.  We are responsible for paying the fees and expenses related to the monitor’s review and oversight of our policies and activities relating to compliance with applicable anti-corruption laws and regulations.  We cannot at this time provide a reasonable estimate of the cost of the retention of the monitor as the monitor’s work and needed expenses will be impacted by his or her initial assessment of our policies and procedures and will vary over the period of the appointment reflecting periods of increased work, such as during the preparation of periodic reports, as compared to the day to day work of monitoring our compliance.

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. For the years ended December 31, 2008 and 2007, we had revenue of approximately $ 6.2 billion and $ 5.4 billion, respectively, from our government contracts work with agencies of the United States or state or local governments. We have received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  We are discussing these matters with other officials in agencies for purpose of obtaining agreement that will prevent suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if the MoD determines that our actions constituted grave misconduct and we are in discussions with the MoD to avoid exclusion. For the years ended December 31, 2008, and 2007 we had revenue of approximately $234 million and $224 million, respectively, from our government contracts work with the MoD. Although we currently believe that we will successfully conclude these discussions with no suspension, debarment or exclusion actions taken against us, there can be no assurance that such agreements will be reached.  We expect to conclude these discussions in the first half of 2009. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

The settlement and plea could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, our compliance procedures and the appointment of a monitor at our cost as part of the disposition of the investigations have resulted in a more limited use of agents on large-scale international projects than in the past and may put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of the settlement and plea could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace.

In September 2008, A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root, pled guilty to various violations of the FCPA and wire and mail fraud statutes involving a bribery scheme and causing a consultant to pay kickbacks to Mr. Stanley in connection with the Bonny Island and other liquefied natural gas projects of Kellogg Brown & Root. In a related action, the SEC charged Mr. Stanley with violating various provisions of the FCPA.  Mr. Stanley has consented to the entry of a final judgment that permanently enjoins him from violating the anti-bribery, record-keeping and internal control provisions of the FCPA. Mr. Stanley also has agreed to cooperate with the ongoing investigations.  In June 2004, all relationships with A. Jack Stanley were terminated by Halliburton and KBR.

The investigations by foreign governmental authorities are continuing. Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.

Under the terms of the Master Separation Agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.

Halliburton provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including matters arising from the investigations of the FCPA and related corruption allegations arising from the Bonny Island project, as more fully described above in Risks Related to Our Relationship With Halliburton - Halliburton’s indemnity for FCPA matters and related corruption allegations does not apply to all potential losses, Halliburton’s actions may not be in our stockholders’ best interests and we may take or fail to take actions that could result in our indemnification from Halliburton with respect to corruption allegations no longer being available.

Bidding practices investigation

In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.  In connection with KBR LLC’s agreeing to enter into the plea agreement described above, the DOJ has agreed not to pursue any further investigation or penalties relating to the coordinated bidding allegations.

Barracuda-Caratinga Project Arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We recorded losses on the project of $19 million in 2006 and $8 million in 2005. No losses were recorded on the project in 2008 and 2007. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. We funded approximately $3 million in cash shortfalls during 2007.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. The arbitration is being conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”). We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. The final arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR has incurred legal fees and related expenses of $2 million, $4 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to this matter.

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

Item 7A. Quantitative and Qualitative Discussion about Market Risk

Information relating to market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Instrument Market Risk” and Note 15 of our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7A ..

Item 8. Financial Statements and Supplementary Data

The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2, 18 and 12, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, its method of accounting for defined benefit and other post retirement plans as of December 31, 2006, and its method of accounting for uncertainty in income taxes as of  January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 25, 2009

KBR, Inc.

Consolidated Statements of Income
(In millions, except for per share data)

	Years ended December 31
	2008	2007	2006
Revenue:
Services	$11,493	$8,642	$8,798
Equity in earnings of unconsolidated affiliates, net	88	103	7
Total revenue	11,581	8,745	8,805
Operating costs and expenses:
Cost of services	10,820	8,225	8,433
General and administrative	223	226	226
Gain on sale of assets, net	(3)	—	(6)
Total operating costs and expenses	11,040	8,451	8,653
Operating income	541	294	152
Interest income, net	35	62	27
Interest expense—related party	—	—	(36)
Foreign currency losses, net	(8)	(15)	(16)
Foreign currency gain—related party	—	—	1
Other, net	—	1	—
Income from continuing operations before income taxes and minority interest	568	342	128
Provision for income taxes	(212)	(138)	(94)
Minority interest in net (income) loss of subsidiaries	(48)	(22)	20
Income from continuing operations	308	182	54
Income from discontinued operations, net of tax benefit (provision) of $11, $(109) and $(82)	11	120	114
Net income	$319	$302	$168
Basic income per share (1):
Continuing operations	$1.86	$1.08	$0.39
Discontinued operations, net	0.07	0.71	0.81
Net income per share	$1.92	$1.80	$1.20
Diluted income per share (1):
Continuing operations	$1.84	$1.08	$0.39
Discontinued operations, net	0.07	0.71	0.81
Net income per share	$1.91	$1.79	$1.20
Basic weighted average shares outstanding	166	168	140
Diluted weighted average shares outstanding	167	169	140
Cash dividends declared per share (See Note 13)	$0.20	$—	$—
_________________________
(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Balance Sheets
(In millions except share data)

	December 31
	2008	2007
Assets
Current assets:
Cash and equivalents	$1,145	$1,861
Receivables:
Notes and accounts receivable (less allowance for bad debts of $19 and $23)	1,312	927
Unbilled receivables on uncompleted contracts	835	820
Total receivables	2,147	1,747
Deferred income taxes	107	165
Other current assets	743	282
Current assets related to discontinued operations	—	1
Total current assets	4,142	4,056
Property, plant, and equipment, net of accumulated depreciation of $224 and $227	245	220
Goodwill	694	251
Intangible assets, net	73	15
Equity in and advances to related companies	185	294
Noncurrent deferred income taxes	167	139
Unbilled receivables on uncompleted contracts	134	196
Other assets	244	32
Total assets	$5,884	$5,203
Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,387	$1,117
Due to former parent, net	54	16
Advance billings on uncompleted contracts	519	794
Reserve for estimated losses on uncompleted contracts	76	117
Employee compensation and benefits	320	316
Other current liabilities	680	262
Current liabilities related to discontinued operations, net	7	1
Total current liabilities	3,043	2,623
Noncurrent employee compensation and benefits	403	79
Other noncurrent liabilities	333	151
Noncurrent income tax payable	34	78
Noncurrent deferred tax liability	37	37
Total liabilities	3,850	2,968
Minority interest in consolidated subsidiaries	(18)	(32)
Shareholders’ equity and accumulated other comprehensive loss:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,125,715 issued and 169,709,601 issued and outstanding	—	—
Paid-in capital in excess of par	2,091	2,070
Accumulated other comprehensive loss	(439)	(122)
Retained earnings	596	319
Treasury stock, 8,400,000 shares and zero shares, at cost	(196)	—
Total shareholders’ equity and accumulated other comprehensive loss	2,052	2,267
Total liabilities, minority interest and shareholders’ equity and accumulated other comprehensive loss	$5,884	$5,203

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In millions)

	December 31
	2008	2007	2006
Balance at January 1,	$2,267	$1,794	$1,256
Net proceeds from initial public offering	—	—	511
Stock-based compensation	16	11	17
Intercompany stock-based compensation	—	1	(16)
Contributions from parent and other activities	—	—	15
Adoption of FIN No. 48	—	(10)	—
Adoption of FSP No. AUG AIR-1	—	—	7
Adoption of SFAS No. 158	—	—	(152)
FAS 158 re-measurement date change	(1)	—	—
Common stock issued upon exercise of stock options	3	6	—
Tax benefit related to stock-based plans	2	11	—
Intercompany settlement of taxes	—	(17)	(1)
Dividends declared to shareholder’s	(41)	—	—
Repurchases of common stock	(196)	—	—
Comprehensive income:
Net income	319	302	168
Other comprehensive income (loss), net of tax (provision):
Cumulative translation adjustments	(107)	(5)	31
Pension liability adjustments, net of taxes of $(85), $116 and $(24)	(209)	176	(57)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(1)	1	19
Reclassification adjustments to net income (loss)	(1)	(4)	1
Income tax benefit (provision) on derivatives	1	1	(5)
Total comprehensive income	2	471	157
Balance at December 31,	$2,052	$2,267	$1,794

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows  (In millions)

	Years ended December 31
	2008	2007	2006

Cash flows from operating activities:
Net income	$319	$302	$168
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49	41	47
Equity in earnings of unconsolidated affiliates	(88)	(103)	(77)
Deferred income taxes	88	(27)	12
Gain on sale of assets	—	(216)	(126)
Impairment of equity method investments	—	—	68
Other	76	61	48
Changes in operating assets and liabilities:
Receivables	(124)	(143)	281
Unbilled receivables on uncompleted contracts	(45)	264	232
Accounts payable	214	(92)	(187)
Advance billings on uncompleted contracts	(315)	11	209
Accrued employee compensation and benefits	(40)	57	19
Reserve for loss on uncompleted contracts	(41)	(62)	140
Collection (repayment) of advances from (to) unconsolidated affiliates, net	68	(35)	(16)
Distributions of earnings from unconsolidated affiliates	121	131	52
Other assets	(149)	(29)	(38)
Other liabilities	(9)	88	99
Total cash flows provided by operating activities	124	248	931
Cash flows from investing activities:
Capital expenditures	(37)	(43)	(57)
Sales of property, plant and equipment	7	3	6
Acquisition of businesses, net of cash acquired	(526)	—	—
Dispositions of businesses, net of cash	—	334	276
Other investing activities	—	(1)	—
Total cash flows provided by investing activities	(556)	293	225
Cash flows from financing activities:
Payments to Halliburton, net	—	(120)	(629)
Net repayments of short-term borrowings	—	—	(2)
Proceeds from long-term borrowings	—	—	8
Payments on long-term borrowings	—	(7)	(25)
Payments to reacquire common stock	(196)	—	—
Net proceeds from issuance of stock	3	6	512
Excess tax benefits from stock-based compensation	2	6	—
Payments of dividends to shareholders	(25)	—	—
Payments of dividends to minority shareholders	(28)	(35)	(3)
Total cash flows used in financing activities	(244)	(150)	(139)

Effect of exchange rate changes on cash	(40)	9	50
Increase in cash and equivalents	(716)	400	1,067
Cash and equivalents at beginning of period	1,861	1,461	394
Cash and equivalents at end of period	$1,145	$1,861	$1,461
Supplemental disclosure of cash flow information:
Cash payments for interest paid to third party	$5	$4	$11
Cash payments for income taxes	$200	$229	$57
Noncash operating activities
Indemnification receivables	$559	$—	$—
Government obligations	$579	$—	$—
Noncash financing activities
Contribution from parent and other activities	$—	$—	$15

See accompanying notes to consolidated financial statements.

KBR, Inc.

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, KBR) is a global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. We offer a wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures. See Note 7 for financial information about our reportable business segments.

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 as an indirect, wholly owned subsidiary of Halliburton. KBR, Inc. was formed to own and operate KBR Holdings, LLC (“KBR Holdings”). At inception, KBR, Inc. issued 1,000 shares of common stock for $1 to Halliburton. On October 27, 2006, KBR affected a 135,627-for-one split of its common stock. In connection with the stock split, the certificate of incorporation was amended and restated to increase the number of authorized shares of common stock from 1,000 to 300,000,000 and to authorize 50,000,000 shares of preferred stock with a par value of $0.001 per share. All share data of the company has been adjusted to reflect the stock split.

In November 2006, KBR, Inc. completed an initial public offering of 32,016,000 shares of its common stock (the “Offering”) at $17.00 per share. The Company received net proceeds of $511 million from the Offering after underwriting discounts and commissions. Halliburton retained all of the KBR shares owned prior to the Offering and, as a result of the Offering, its 135,627,000 shares of our common stock represented 81% of the outstanding common stock of KBR, Inc. after the Offering. Simultaneous with the Offering, Halliburton contributed 100% of the common stock of KBR Holdings to KBR, Inc. KBR, Inc. had no operations from the date of its formation to the date of the contribution of KBR Holdings. See Note 17 for a discussion related to our transactions with our former parent.

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

Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary (see Note 16). The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method is used when we do not have the ability to exert significant influence. All material intercompany accounts and transactions are eliminated.

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

Note 2.  Significant Accounting Policies

Use of estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, requiring us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Ultimate results could differ from those estimates.

Engineering and construction contracts. Revenue from contracts to provide construction, engineering, design, or similar services is reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress, man-hours, or costs incurred, depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances. All known or anticipated losses on contracts are provided for when they become evident. Claims and change orders that are in the process of being negotiated with customers for extra work or changes in the scope of work are included in contract value when collection is deemed probable. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled time. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.

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

Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% as a result of award fee scores received in that year resulting in a charge of approximately $2 million in 2007.  In 2008, based up the self evaluations of our performance, we reduced our award fee accrual rate on this project from 80% to 72% for the performance period beginning in April 2008, resulting in a charge of approximately $5 million in the fourth quarter of 2008.  As of December 31, 2008, we have recognized approximately $65 million in unbilled receivables as our estimate of award fees earned since the April 2008 performance period.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our accrual will be adjusted accordingly.

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

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash from advanced payments related to contracts in progress held by our joint ventures that we consolidate for accounting purposes. The use of these cash balances are limited to the joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. At December 31, 2008 and 2007, cash and equivalents included approximately $175 million and $483 million, respectively, in cash from advanced payments held by our joint ventures that we consolidate for accounting purposes. In addition, cash and equivalents includes $179 million and $213 million as of December 31, 2008 and 2007, respectively, from advanced payments related to a contract in progress that was approximately 37% complete at December 31, 2008. We expect to use the cash and equivalents advanced on this project to pay project costs.

Allowance for bad debts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.

Goodwill and other intangibles

We operate our business through six business units which are also our operating segments as defined by FASB No. 131 Disclosures about Segments of an Enterprise and Related Information.  These operating segments form the basis for our reporting units used in our goodwill impairment testing.  These reporting units include the Upstream, Downstream, Services, Government & Infrastructure, Technology, and Ventures business units.  Additionally, we identified an additional reporting unit related to a small staffing business acquired in the acquisition of BE&K.

We test the reporting unit goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise, such as when significant current or projected operating losses exist or are forecasted.  The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

The fair values of reporting units in 2008 were determined using two methods, one based on market earnings multiples of peer companies for each reporting unit, and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing.  However, we may weigh one value more heavily than the other when conditions merit doing so.  For example, in instances when historic results are believed to be higher than forecast results, we weigh the discounted cash flow method more heavily than our historic earnings method.  The earnings multiples for the first method ranged between 7.4 times and 9.0 times. The second method used market-based discount rates ranging from 8.8 percent to 13.5 percent.  The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.  Therefore, we used the valuations in evaluating goodwill for possible impairment and noted that none of our goodwill was impaired.  Subsequent to our September 30, 2008 annual goodwill impairment testing we monitored the changes in our business and other factors that could represent indicators of impairment.  No such indicators of impairment were noted.   Although our traded stock price declined significantly during 2008, and for a brief period traded at levels below our book value, these declines did not produce an indication that our goodwill was impaired.  Our annual impairment tests resulted in no goodwill or intangible asset impairment in fiscal 2008, 2007 or 2006. See Note 7 for further discussion of our reportable operating segments and related goodwill.

Net intangible assets totaled $73 million at December 31, 2008 and $15 million at December 31, 2007. Net intangible assets increase by approximately $58 million in 2008 as a result of the acquisitions of BE&K, TGI, Catalyst and Wabi as further discussed in Note 4 to the consolidated financial statements. Intangibles assets not subject to amortization totaled $10 million at December 31, 2008 and 2007. Gross other intangibles totaled $106 million at December 31, 2008 and $39 million at December 31, 2007. Other intangibles are amortized over their estimated useful lives of up to 15 years. Related accumulated amortization was $43 million and $34 million at December 31, 2008 and 2007, respectively. Other intangible amortization expense was $11 million for the year ended December 31, 2008 and $3 million for the years ended December 31, 2007 and 2006. Amortization expense is estimated to be approximately $15 million in 2009, $13 million in 2010, $11 million in 2011, $5 million in 2012, $4 million for 2013 and $15 million thereafter.

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

Concentration of credit risk

Revenue from the United States government, which was derived almost entirely from our G&I business unit, totaled $6.2 billion, or 53% of consolidated revenue, in 2008, $5.4 billion, or 62% of consolidated revenue, in 2007, and $5.8 billion, or 66% of consolidated revenue, in 2006. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Our receivables are generally not collateralized. At December 31, 2008, 45% of our total receivables were related to our United States government contracts. At December 31, 2007, 64% of our total receivables were related to our United States government contracts.

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

Total stock-based compensation expense, net of related tax effects, was $10 million in 2008, $7 million in 2007, and $11 million in 2006. Total income tax benefit recognized in net income for stock-based compensation arrangements was $5 million in 2008, $4 million in 2007, and $6 million in 2006. Incremental compensation cost resulting from modifications of previously granted stock-based awards which allowed certain employees to retain their awards after leaving the company, was less than $1 million in 2008 and 2007, and $6 million in 2006. In 2007, we also recognized less than $1 million in incremental compensation cost from modifications of previously granted stock-awards due to the conversion of Halliburton stock options and restricted stock awards granted to KBR employees to KBR awards of stock options and restricted stock, after our separation from Halliburton on April 5, 2007.  Effective upon our complete separation from Halliburton, the Halliburton ESPP plan was terminated to KBR employees. Halliburton shares previously purchased under the ESPP plan remained Halliburton common stock and did not convert to KBR common stock at the date of separation. See Note 17 for details related to transactions with our former parent.

SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits realized from the exercise of stock-based compensation awards was $2 million for 2008 and $6 million for 2007. The exercise of stock-based compensation awards resulted in a tax benefit to us of $3 million in 2008 and $6 million in 2007, which has been recognized as paid-in capital in excess of par.

Stock Options

No KBR stock options were granted in 2008 or 2007. For KBR stock options granted in 2006, the fair value of options at the date of grant was estimated using the Black-Scholes Merton option pricing model. The expected volatility of KBR options granted in 2006 is based upon a blended rate that uses the historical and implied volatility of common stock for selected peers. The expected term of Halliburton stock options in 2005 is based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. The expected term of KBR options granted in 2006  is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. The assumptions and resulting fair values of options granted were as follows:

	Years ended December 31
	2008	2007	2006

KBR Options

Expected term (in years)	N/A	N/A	6.00
Expected volatility	N/A	N/A	35%
Expected dividend yield	N/A	N/A	0%
Risk-free interest rate	N/A	N/A	4.6%
Weighted average grant-date fair value per share	N/A	N/A	$9.34

Conversion of shares from Halliburton common stock awards to KBR common stock awards

Upon our separation from Halliburton, our Transitional Stock Adjustment Plan provided for the conversion of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan to stock options and restricted stock awards covering KBR common stock.  On April 5, 2007, immediately after our separation from Halliburton, the conversion of such stock options and restricted stock awards occurred. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion of such stock options and restricted stock was accounted for as a modification in accordance with SFAS No. 123(R) and resulted in an incremental charge to expense of less than $1 million, recognized in 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards. See Note 14 for information regarding stock incentive plans.

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

Halliburton Options

Expected term (in years)	0.25 – 4.5
Expected volatility range	21.06 – 30.63%
Expected dividend yield	0.96%
Risk-free interest rate	4.5 – 5.07%

KBR Options

Expected term (in years)	0.25 – 5.5
Expected volatility range	29.03 – 37.43%
Expected dividend yield	0.00%
Risk-free interest rate	4.5 – 5.07%

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

The conversion ratio for restricted stock was calculated under the Transitional Stock Adjustment Plan (refer to Note 14) and was based on comparative KBR and Halliburton share prices. The conversion ratio was based upon the volume weighted average stock price of KBR and Halliburton shares for a three-day average.

Halliburton ESPP Plan

The fair value of Halliburton’s ESPP shares for 2006 was estimated using the Black-Scholes Merton option pricing model. No shares were purchased by KBR employees in 2008 or 2007 under the Halliburton ESPP plan and therefore, no stock-based compensation expense was recorded in 2008 or 2007. The expected volatility is a one-year historical volatility of Halliburton common stock. There are no assumptions and resulting fair values of options granted for 2008 and 2007. The assumptions and resulting fair values of options granted for 2006 were as follows:

Offering Period July 1 to December 31
2006
Expected term (in years)	0.5
Expected volatility	37.77%
Expected dividend yield	0.80%
Risk-free interest rate	5.29%
Weighted average grant-date fair value per share	$9.32

Offering Period July 1 to June 30
2006
Expected term (in years)	0.5
Expected volatility	35.65%
Expected dividend yield	0.75%
Risk-free interest rate	4.38%
Weighted average grant-date fair value per share	$7.91

Performance Award Units

In 2008 we granted 24,325,249 performance based award units (“Performance Awards”) with a performance period from July 1, 2008 to December 31, 2010. In 2007 we granted 24,549,000 performance based award units (“Performance Awards”) with a performance period from July 1, 2007 to December 31, 2009. Performance is based 50% on Total Shareholder Return (“TSR”), as compared to our peer group and 50% on KBR’s Return on Capital (“ROC”). The performance award units may only be paid in cash. In accordance with the provisions of SFAS No. 123(R), the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The ROC calculation is based on the company’s weighted average net income from continuing operations plus (interest expense x (1-effective tax rate)), divided by average monthly capital from continuing operations. The ROC portion of the Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period.

Cost for the Performance Awards is accrued over the requisite service period.  For the years ended December 31, 2008 and 2007 we recognized $16 million and $5 million, respectively, in expense for the Performance Awards.  The expense associated with these options is included in cost of services and general and administrative expense in our consolidated statements of income. The liability awards are included in “Employee compensation and benefits” on the consolidated balance sheet at December 31, 2008 and 2007 in the amounts of $21 million and $5 million, respectively.  See Note 14 for further detail on stock incentive plans.

Note 3.  Income per Share

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

Millions of Shares	2008	2007	2006
Basic weighted average common shares outstanding	166	168	140
Stock options and restricted shares	1	1	—
Diluted weighted average common shares outstanding	167	169	140

No adjustments to net income were made in calculating diluted earnings per share for the fiscal years 2008, 2007 and 2006.

Note 4.  Acquisitions

BE&K, Inc. On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K enhances our ability to provide contractor and maintenance services in North America. The agreed-upon purchase price was $550 million in cash subject to certain indemnifications and stockholder’s equity adjustments as defined in the stock purchase agreement. BE&K and its acquired divisions have been integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired. As a result of the acquisition, the condensed consolidated statements of income for December 31, 2008, include the results of operations of BE&K since the date of acquisition.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”), the acquisition was accounted for using the purchase method. For accounting purposes, the purchase consideration paid was approximately $559 million, which included $550 million in cash paid at closing and $7 million in cash paid related to stockholder’s equity based purchase price adjustments, and $2 million of direct transaction costs. We conducted an external valuation of certain acquired assets for inclusion in our balance sheet at the date of acquisition. Long-lived assets such as property, plant and equipment largely reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets. In addition, assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The following is a condensed balance sheet reflecting our allocation of the purchase price to the fair value of the major assets acquired and liabilities assumed at the date of acquisition which has been adjusted to reflect the agreed upon stockholder’s equity and final asset valuation adjustments. Adjustments primarily related to the estimates used in the opening balance sheet valuation for certain intangibles, accounts receivables, accounts payables and other assets and liabilities, as well as the settlement of escrow obligations.

Allocation of purchase price:
(In millions)	Adjusted
Balance
Net tangible assets acquired:
Cash and equivalents	$66
Notes and accounts receivable	313
Other current assets	60
Property, plant, and equipment, net	55
Other assets	20
Accounts payable and advanced billings	(257)
Deferred tax liabilities	(18)
Other current liabilities	(105)
Other noncurrent liabilities	(67)
Minority interest in unconsolidated subsidiaries	(3)
Total net tangible assets	64
Identifiable intangible assets:
Customer relationships and backlog	48
Tradenames	12
Other	1
Total amount allocated to identifiable intangible assets	61
Goodwill	434
Total purchase price	$559

Goodwill has been allocated among our business segments with $367 million in Services, $61 million in Other and $6 million in our Government & Infrastructure segments. The acquired intangible assets consist primarily of customer relationships and backlog which are amortized over their estimated remaining life. The customer relationships and backlog acquired, with a value of approximately $48 million, have a weighted average useful life of approximately 6 years. Tradenames and other intangible assets subject to amortization have a weighted average useful life of 3 years.

The following pro forma information presents the Company’s revenues, net income and earnings per share as if the BE&K acquisition had occurred on the first day of the years presented below.

	Twelve Months Ended
	December 31,
Millions of dollars	2008	2007
Total revenue	$12,462	$10,759
Income from continuing operations (1)	$300	$197
Discontinued operations (2)	25	115
Net income	$325	$312

Basic income per share	$1.96	$1.86
Diluted income per share	$1.95	$1.85

(1)
The pro forma income from continuing operations for the year ended December 31, 2008 and 2007 include approximately $6 and $12 million, respectively, of incremental depreciation and amortization, net of the related tax effects. The pro forma income from continuing operations for the year ended December 31, 2008 included approximately $17 million in incremental non-recurring stock-based and other compensation expenses and approximately $9 million of seller-incurred transaction fees and expenses, both net of the applicable tax, and were incurred in contemplation of sale to KBR.

(2)	Pro forma discontinued operations for the year ended December 31, 2008 includes the sale of certain business units by BE&K prior to our acquisition of BE&K.

The pro forma supplemental information is not necessarily indicative of actual results had the acquisition occurred on the first day of the respective period, nor is it necessarily indicative of future results. The pro forma supplemental information does not reflect potential synergies, integration costs, or other such costs or savings.

Turnaround Group of Texas, Inc.  In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”). TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. The total purchase consideration for this stock purchase transaction was approximately $7 million. As a result of the acquisition, we recognized goodwill of $5 million and other intangible assets of $2 million. Beginning in April 2008, TGI’s results of operations are included in our Services business unit.

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

Wabi Development Corporation. In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. As a result of the acquisition, we recognized goodwill of $3 million and other intangible assets of $5 million. Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi currently employs over 120 people, providing maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. Wabi will be integrated into our Services business unit. The integration of Wabi into our Services business will provide additional growth opportunities for our heavy hydrocarbon, forestry, oil sand, general industrial and maintenance services business. We have not yet completed our allocation of the purchase price to the fair values of the acquired assets and liabilities.

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

When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. The amounts of unapproved claims and change orders recorded as “Unbilled work on uncompleted contracts” or “Other assets” for each period are as follows:

	Years ended December 31,
Millions of dollars	2008	2007
Probable unapproved claims	$133	$178
Probable unapproved change orders	5	4
Probable unapproved claims related to unconsolidated subsidiaries	33	36
Probable unapproved change orders related to unconsolidated subsidiaries	5	15

As of December 31, 2008, the probable unapproved claims, including those from unconsolidated subsidiaries, related to three contracts, which are complete. See Note 10 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are contracts with probable unapproved claims that will likely not be settled within one year totaling $130 million and $178 million at December 31, 2008 and 2007, respectively, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

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

During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract was amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contact, the first $21 million of incentives earned over the remaining life of the contract are not payable to us. Since the contract was amended in July 2007, we have earned in the aggregate $21 million in client determined incentives. Any future incentives will be recognized if and when they are earned. Our Advanced billings on uncompleted contracts included in our condensed consolidated balance sheets related to this project, was $1 million at December 31, 2008 and $236 million at December 31, 2007.

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently, we recorded additional losses on this project of approximately $27 million in 2007 and $21 million in 2008, bringing our total estimated losses to $60 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs. We could incur additional costs and losses on this project if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to make up lost schedule are not achieved.

PEMEX Arbitration

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

In January 2008, we negotiated a settlement and received payment from PEMEX related to the EPC 22 arbitration award of the ICC panel which was sufficient for recovery of our investment in the note receivable for this contract, as well as $4 million in interest income in 2007. We received notice in February 2008, that the ICC approved the arbitration panel’s decision to award in favor of KBR on the EPC 28 arbitration. The net award in our favor was approximately $76 million plus accrued interest since 2002 resulting in increase to revenue and a gain of $51 million in the first quarter of 2008. In December 2008, we negotiated a final settlement with PEMEX for payment of the EPC 28 arbitration award and received payment from PEMEX of approximately 1.4 billion Mexican pesos, or $106 million U.S. dollars. As a result of the settlement, all previously pending legal proceedings related to the EPC 28 arbitration award were dismissed.

The decision from the ICC is expected to be reached regarding the EPC 1 arbitration in the first quarter of 2009. The costs incurred related to EPC 1 continues to be classified as a probable claim receivable. There have been no significant adjustments to the EPC 1 claim amount since 2004. Based on facts known by us as of December 31, 2008, we believe that the remaining EPC 1 counterclaims referred to above, filed by PEMEX, are without merit and have concluded there is no reasonable possibility that a loss has been incurred. No amounts have been accrued for these counterclaims at December 31, 2008.

In Amenas Project

We own a 50% interest in a joint venture which began construction of a gas processing facility in Algeria in early 2003 known as the In Amenas project.  Five months after the contract was awarded in 2003, the client requested the joint venture to relocate to a new construction site as a result of soil conditions discovered at the original site.  In May 2006, the joint venture filed for arbitration with the International Chamber of Commerce (“ICC”) claiming recovery of $129 million and extension of time for filing of liquidated damages and a damage claim totaling $30 million.  The arbitration hearing occurred in 2006. On February 24, 2009, we received information provided by outside counsel for the joint venture in the arbitration indicating that the ICC panel had rendered a decision. The written decision has not yet been received by the Company. Based on the limited information provided by the joint venture’s attorney, we believe it is possible that the Company may have incurred some amount of loss as a result of the ruling. However, we are unable to reliably estimate the amount of the loss because we have not received the written decision, performed any analysis on the basis for the decisions, or determined any tax or other consequences.

We believe that in the first quarter of 2009, we will have more information enabling us to determine the amount of loss resulting from the award. Our share of the costs incurred in connection with the In Amenas project of $33 million is classified as a claim at December 31, 2008.  There have been no significant adjustments to the In Amenas claim since 2006.

Note 6.  Dispositions

Production Services. In May 2006, we completed the sale of our Production Services group, which was part of our Services business unit. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pre-tax gain of approximately $120 million, net of post-closing adjustments. See Note 22 (Discontinued Operations).

Devonport Management Limited. On June 28, 2007, we consummated the sale of our 51% ownership interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs, resulting in a gain of approximately $101 million, net of tax of $115 million. Our DML operations were part of our G&I business unit.  See Note 22 (Discontinued Operations).

Note 7.  Business Segment Information

We provide a wide range of services, but the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations.

Our reportable segments are consistent with the financial information that our chief executive officer (“CEO”) , who is our chief operating decision maker, reviews to evaluate operating performance and make resource allocation decisions. Our reportable segments are Government and Infrastructure, Upstream and Services. Our segment information has been prepared in accordance SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

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

Services.  Our Services business unit delivers full scope construction, construction management, fabrication, maintenance, and turnaround expertise to customers worldwide.  Our experience is broad and based on 90 years of successful project realization beginning with the founding of legacy company Brown & Root in 1919.  With the acquisition of BE&K, our reach has expanded and now includes power, power cogeneration, pulp and paper, industrial and manufacturing, and pharmaceutical industries in addition to our base markets in the oil, gas, and hydrocarbon processing industries.  We provide construction related services to education, food and beverage, healthcare, hospitality and entertainment, life science and technology, and mixed use building clients through our Building Group. KBR Services and its joint venture partner offer maintenance and construction related services for offshore oil and gas producing facilities in the Bay of Campeche through the use of semisubmersible vessels.

Certain of our operating segments do not individually meet the quantitative thresholds as a reportable segment nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Downstream, Technology and Ventures operating segments as well as corporate expenses not included in the operating segments’ results.

Our reportable segments follow the same accounting policies as those described in Note 2 (Significant Accounting Policies). Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue and operating income of the applicable segment.

The tables below present information on our business segments.

Operations by Business Segment

	Years ended December 31
Millions of dollars	2008	2007	2006

Revenue:
Government and Infrastructure	$6,938	$6,093	$6,506
Upstream	2,682	1,887	1,700
Services	1,373	322	314
Other	588	443	285
Total	$11,581	$8,745	$8,805

Operating segment income (loss):
Government and Infrastructure	$332	$279	$327
Upstream	262	188	40
Services	110	56	45
Other	68	17	(35)
Operating segment income (a)	772	540	377
Unallocated amounts:
Labor cost absorption (b)	(8)	(20)	1
Corporate general and administrative	(223)	(226)	(226)
Total	$541	$294	$152

Capital Expenditures:
Government and Infrastructure	$11	$3	$9
Upstream	—	4	4
Services	4	—	1
Other	1	—	—
General corporate	21	29	33
Total (c)	$37	$36	$47

Equity in earnings (losses) of unconsolidated affiliates, net:
Government and Infrastructure	$47	$47	$21
Upstream	25	49	59
Services	20	18	13
Other	(4)	(11)	(86)
Total	$88	$103	$7

Depreciation and amortization:
Government and Infrastructure	$5	$3	$3
Upstream	1	1	—
Services	10	1	1
Other	3	2	3
General corporate (d)	30	24	22
Total (e)	$49	$31	$29

Restructuring charge (Note 19):
Government and Infrastructure	$—	$5	$1
Upstream	—	—	1
General corporate	—	—	3
Total	$—	$5	$5

_________________________
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

(c)
Capital expenditures for 2007 and 2006 did not include capital expenditures for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Capital expenditures for DML were $7 million and $10 million for the year ended December 31, 2007 and 2006, respectively.

(d)	Depreciation and amortization associated with corporate assets is allocated to our six operating segments for determining operating income or loss.

(e)
These amounts for 2007 and 2006 did not include depreciation and amortization expense for DML, which was sold in the second quarter of 2007 and is accounted for as discontinued operations. Depreciation and amortization expense for DML was $10 million and $18 million for the year ended December 31, 2007 and 2006, respectively.

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

Balance Sheet Information by Operating Segment

	December 31
Millions of dollars	2008	2007

Total assets:
Government and Infrastructure	$2,668	$2,347
Upstream	2,125	1,888
Services	599	148
Other	492	819
Assets related to discontinued operations	—	1
Total assets	$5,884	$5,203

Equity in/advances to related companies:
Government and Infrastructure	$8	$21
Upstream	53	158
Services	47	46
Other	77	69
Total	$185	$294

Goodwill:
Government and Infrastructure	$31	$23
Upstream	159	159
Services	397	23
Other	107	46
Total	$694	$251

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

	Years ended December 31
Millions of dollars	2008	2007	2006

Revenue:
United States	$1,761	$961	$1,351
Iraq	5,033	4,329	4,331
Kuwait	180	11	217
United Kingdom	430	316	302
Other Countries	4,177	3,128	2,604
Total	$11,581	$8,745	$8,805

	December 31
	2008	2007

Long-Lived Assets:
United States	$151	$114
United Kingdom	34	48
Other Countries	60	58
Total	$245	$220
Note 8.  Property, Plant and Equipment

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

Property, plant and equipment are composed of the following:

	Estimated Useful	December 31
Millions of dollars	Lives in Years	2008	2007

Land	N/A	$30	$28
Buildings and property improvements	5-44	185	180
Machinery, equipment and other	3-20	254	239
Total		469	447
Less accumulated depreciation		(224)	(227)
Net property, plant and equipment		$245	$220

Note 9.  Debt and Other Credit Facilities

Effective December 16, 2005, we entered into an unsecured $850 million five year revolving credit facility (“Revolving Credit Facility”) with Citibank, N.A., as agent, and a group of banks and institutional lenders. During 2008, we expanded the capacity of our Revolving Credit Facility in the amount of $80 million. This expansion increased the capacity under the Revolving Credit Facility from $850 million to $930 million. This facility, which extends through December 2010, serves to assist in providing our working capital and letters of credit to support our operations. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin. The applicable margin will vary based on our utilization spread. We are also charged an issuance fee for the issuance of letters of credit, a per annum charge for outstanding letters of credit and a per annum commitment fee for any unused portion of the credit line. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make. Furthermore, we are limited in the amount of additional letters of credit and other debt we can incur outside of the Revolving Credit Facility. Also, under the current provisions of the Revolving Credit Facility, it is an event of default if any person or two or more persons acting in concert, other than Halliburton or us, directly or indirectly acquire 25% or more of the combined voting power of all outstanding equity interests ordinarily entitled to vote in the election of directors of KBR Holdings, LLC, the borrower under the Revolving Credit Facility and a wholly owned subsidiary of KBR. The Revolving Credit Facility requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0. At December 31, 2008 and December 31, 2007, we were in compliance with these ratios and other covenants. As of December 31, 2008 and December 31, 2007, there were zero borrowings and $510 million and $508 million, respectively, in letters of credit issued and outstanding under this facility.

On January 17, 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility effective as of January 11, 2008, (the “Amendment”). The Amendment (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed a total of $400 million in the aggregate.

Letters of credit

In connection with certain projects, we are required to provide letters of credit and surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.4 billion in committed and uncommitted lines of credit to support letters of credit and as of December 31, 2008, we had utilized $645 million of our credit capacity.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

As of December 31, 2008, we had approximately $1.0 billion in letters of credit outstanding, of which $510 million were issued under our Revolving Credit Facility and $363 million were issued under various Halliburton facilities and/or are irrevocably and unconditionally guaranteed by Halliburton. Of the total outstanding, $357 million relate to our joint venture operations. At December 31, 2008, $212 million of the $1.0 billion outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.  Approximately $433 million of the $510 million relates to letters of credit issued under our Revolving Credit Facility which have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturity date of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. Currently, our intention is to further increase the capacity of and extend the original maturity date of the Revolving Credit Facility which we intend to complete in 2009. As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral line of credit to support our operations for the next twelve months.

In addition, we and Halliburton have agreed that until December 31, 2009, Halliburton will issue additional guarantees, indemnification and reimbursement commitments for our benefit in connection with (a) letters of credit necessary to comply with our EBIC contract, our Allenby & Connaught project and all other contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for our G&I business unit and all other contracts that were in place as of December 25, 2005; and (c) performance guarantees in support of these contracts. Each credit support instrument outstanding at November 20, 2006, the time of our initial public offering, and any additional guarantees, indemnification and reimbursement commitments will remain in effect until the earlier of: (1) the termination of the underlying project contract or our obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by our customer. In addition, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability under the outstanding credit support instruments and any additional credit support instruments relating to our business for which Halliburton may become obligated for which such release or replacement is reasonably available. For so long as Halliburton or its affiliates remain liable with respect to any credit support instrument, we have agreed to pay the underlying obligation as and when it becomes due. Furthermore, we agreed to pay to Halliburton a quarterly carry charge for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. We currently pay an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit, 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton and 0.25% of the outstanding guaranteed surety bonds. Effective January 1, 2010, the annual fee increases to 0.90%, 1.65% and 0.50% of the outstanding performance-related and financial-related outstanding issued letters of credit and the outstanding guaranteed surety bonds, respectively.

Note 10.  United States Government Contract Work

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

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers, subcontractors and others that have arisen out of our work in Iraq such as claims for wrongful termination, assaults against employees, personal injury claims by third parties and army personnel, and subcontractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these types of claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most of these employee claims are subject to binding arbitration. However, an unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the Army withheld its initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they would begin making further adjustments equal to 6% of prior and current subcontractor costs unless we provided timely information sufficient to show that such action was not necessary to protect the government’s interest.  The Army has taken no further action with respect to further adjustments of prior and current subcontractor costs.

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

If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. We provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the DCMA. In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals to recover the amounts withheld, and that appeal is currently in the discovery process. The matter is also the subject of an ongoing investigation by the DOJ.  At this time, the likelihood that a loss related to this matter has been incurred is remote. As of December 31, 2008, we had not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCAA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information. As of December 31, 2008, approximately $55 million of costs have been suspended related to this matter of which $32 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. In the fourth quarter of 2007, the DCAA suspended payment for $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. In the first quarter of 2008, the DCAA suspended payment for an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. In 2008, we filed four claims to recover approximately $56 million of amounts previously withheld from us by the DCAA. With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2008, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

Kosovo fuel. In April 2007, the DOJ issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the alleged misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses. Our discussions with the DOJ are ongoing and have included items ranging from settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate. Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves. Neither our client nor the DCMA has indicated any intent to withhold payments from us relating to this matter. We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.

Transportation costs. The DCMA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of December 31, 2008, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

Dining Facility Support Services. In April 2007, DCMA recommended withholding $13 million of payments from KBR alleging that Eurest Support Services (Cypress) International Limited (“ESS”), a subcontractor to KBR providing dining facility services in conjunction with our LogCAP III contract in Iraq, over-billed for the cost related to the use of power generators. Payments of $13 million were withheld from us. In the first quarter of 2008, we favorably resolved this matter with the DCAA resulting in the DCAA rescinding its previously issued withholding.

Other issues. The DCMA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there have been questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve.

Investigations relating to Iraq, Kuwait, Afghanistan and Other

In the first quarter of 2005, the DOJ issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. We provided information to the DoD Inspector General’s office in February 2004 about other contacts between former employees and our subcontractors. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.  There has been no further action taken by the DoD Inspector General with regard to this matter.

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

Claims

We had unapproved claims for costs incurred under various government contracts totaling $73 million at December 31, 2008 and $82 million at December 31, 2007. The unapproved claims outstanding at December 31, 2008 and December 31, 2007 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

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

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program which were subsequently resolved in our favor. On October 29, 2008, we filed motions to dismiss the remaining claims and to compel arbitration on all remaining counts of the complaint, which are currently pending.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31, 2008, no amounts have been accrued.

Wilson and Warren Qui Tam suit

During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, both for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged. The final judgment in our favor was entered on April 30, 2007 and subsequently appealed by the plaintiffs on May 3, 2007. The appellate court affirmed the lower courts dismissal in May 2008. As of December 31, 2008, we consider the matter to be concluded.

Godfrey Qui Tam suit

In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract. As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations. In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit. In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims. We filed motions to dismiss and to compel arbitration which were granted on March 13, 2008 for all counts except as to the employment issues which were sent to arbitration. The relator has filed an appeal. We are unable to determine the likely outcome at this time. No amounts have been accrued and we cannot determine any reasonable estimate of loss that may have been incurred, if any.

ASCO Litigation

On July 23, 2008, a jury in Texas returned a verdict against KBR awarding Associated Construction Company WLL (ASCO) damages of $39 million with the court to determine attorney’s fees and interest. In 2003, ASCO was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract. On August 25, 2008 the court entered a judgment which included damages of approximately $18 million, interest of approximately $3 million and attorney’s fees of $6 million bringing the total judgment to $27 million.  As a result of the final judgment, we reduced our previous accrual from $40 million to $27 million during the third quarter of 2008. In the fourth quarter of 2008, we negotiated a final settlement with ASCO in the amount of $22 million. We believe the entire amount is billable to the customer and recognized revenue of $5 million for unpaid work performed by ASCO. However, we will not recognize the remaining amount as revenue until such time as we are reasonably assured of collection.

First Kuwaiti Arbitration

In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought damages in the amount of $39 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $96 million. This matter is in the early stages of the arbitration process and no amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.

TES is a former LogCAPIII subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES has sued KBR in Federal Court in Virginia for breach of contract and tortuous interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. KBR denies these allegations. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES now seeks to overturn that settlement and release, claiming that KBR misrepresented the facts. TES has other minor claims for services provided that are not material.  TES seeks $89 million in compensatory damages and an unspecified amount of punitive damages in its suit. Trial is expected to take place in the second quarter of 2009.  We are unable to determine the likely outcome in excess of the amount accrued for this suit at this time.

Electrocution Litigation

During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers. One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum. It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed and are currently pending. Discovery has not yet begun in one case, and is in early stages in the other case. We are unable to determine the likely outcome of these cases at this time. As of December 31, 2008, no amounts have been accrued.

Note 11.  Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

As previously disclosed, the SEC was conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ was also conducting a related criminal investigation. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2008. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at December 31, 2008, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before Halliburton’s 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a Halliburton subsidiary to form Kellogg Brown & Root LLC, (“KBR LLC”) which is the predecessor company to our current subsidiary KBR Holdings LLC.

On February 11, 2009 KBR LLC, entered a guilty plea related to the Bonny Island investigation in the United States District Court, Southern District of Texas, Houston Division (the “Court”).  KBR LLC plead guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project.  The plea agreement reached with the DOJ resolves all criminal charges in the DOJ’s investigation into the conduct of KBR LLC relating to the Bonny Island project, so long as the conduct was disclosed or known to DOJ before the settlement, including previously disclosed allegations of coordinated bidding described below. The plea agreement calls for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity in the master separation agreement, while we will pay $20 million.  The criminal penalties will be paid in quarterly payments over the next two years.  We also agreed to a period of organizational probation of three years, during which we will retain a monitor who will assess our compliance with the plea agreement and evaluate our FCPA compliance program over the three year period, with periodic reports to the DOJ.

On the same date, the SEC filed a complaint and we consented to the filing of a final judgment against us in the Court. The complaint and the judgment were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Bonny Island project. The complaint alleges civil violations of the FCPA’s antibribery and books and records provisions related to the Bonny Island project. The complaint enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions and requires Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which will be paid by Halliburton pursuant to the indemnification under the master separation agreement.  The judgment also requires us to retain an independent monitor on the same terms as the plea agreement with the DOJ.

Under both the plea agreement and judgment, we have agreed to cooperate with the SEC and DOJ in their investigations of other parties involved in TSKJ and the Bonny Island project.

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, have recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR is recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.

At December 31, 2008, the obligation to the DOJ of $402 million has been classified on our consolidated balance sheet as $202 million in “Other current liabilities” and the remaining $200 million in “Other noncurrent liabilities.”  This classification is based on payment terms that provide for an initial installment of $52 million due within 5 business days of the imposition of sentencing and seven quarterly installments of $50 million each made on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the indemnification receivable from Halliburton for the DOJ obligation of $382 million has been classified on our consolidated balance sheet as $192 million in “Current portion of indemnification receivable” and the remaining $190 million in “Noncurrent portion of indemnification receivable”.  Halliburton paid their share of the initial installment of $49 million to the DOJ on February 17, 2009.  We paid our share of the initial installment of $3 million to the DOJ on February 17, 2009

At December 31, 2008, the joint and several obligation to the SEC and the related indemnification receivable from Halliburton of $177 million has been classified on our consolidated balance sheet as “Other current assets” and a corresponding  amounts as “Other Assets.”  This classification is based on payment terms in the final judgment of the SEC investigation that provide for payment in full of the $177 million within 10 days of the final judgment.

As part of the settlement of the FCPA matters relating to projects in Bonny Island, Nigeria (see “Foreign Corrupt Practices Act investigations”), we have agreed to the appointment of a corporate monitor for a period of up to three years.  We are responsible for paying the fees and expenses related to the monitor’s review and oversight of our policies and activities relating to compliance with applicable anti-corruption laws and regulations.  We cannot at this time provide a reasonable estimate of the cost of the retention of the monitor as the monitor’s work and needed expenses will be impacted by his or her initial assessment of our policies and procedures and will vary over the period of the appointment reflecting periods of increased work, such as during the preparation of periodic reports, as compared to the day to day work of monitoring our compliance.

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. For the years ended December 31, 2008 and 2007, we had revenue of approximately $ 6.2 billion and $ 5.4 billion, respectively, from our government contracts work with agencies of the United States or state or local governments. We have received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  We are discussing these matters with other officials in agencies for purpose of obtaining agreement that will prevent suspension or debarment. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if the MoD determines that our actions constituted grave misconduct and we are in discussions with the MoD to avoid exclusion. For the years ended December 31, 2008, and 2007 we had revenue of approximately $234 million and $224 million, respectively, from our government contracts work with the MoD. Although we currently believe that we will successfully conclude these discussions with no suspension, debarment or exclusion actions taken against us, there can be no assurance that such agreements will be reached.  We expect to conclude these discussions in the first half of 2009. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

The settlement and plea could also result in (1) third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, (2) damage to our business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, (4) adverse consequences on our ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, our compliance procedures and the appointment of a monitor at our cost as part of the disposition of the investigations have resulted in a more limited use of agents on large-scale international projects than in the past and may put us at a competitive disadvantage in pursuing such projects. Continuing negative publicity arising out of the settlement and plea could also result in our inability to bid successfully for governmental contracts and adversely affect our prospects in the commercial marketplace.

In September 2008, A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root, pled guilty to various violations of the FCPA and wire and mail fraud statutes involving a bribery scheme and causing a consultant to pay kickbacks to Mr. Stanley in connection with the Bonny Island and other liquefied natural gas projects of Kellogg Brown & Root. In a related action, the SEC charged Mr. Stanley with violating various provisions of the FCPA.  Mr. Stanley has consented to the entry of a final judgment that permanently enjoins him from violating the anti-bribery, record-keeping and internal control provisions of the FCPA. Mr. Stanley also has agreed to cooperate with the ongoing investigations.  In June 2004, all relationships with A. Jack Stanley were terminated by Halliburton and KBR.

The investigations by foreign governmental authorities are continuing. Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.

Under the terms of the Master Separation Agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.

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

Bidding practices investigation

In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.  In connection with KBR LLC’s agreeing to enter into the plea agreement described above, the DOJ has agreed not to pursue any further investigation or penalties relating to the coordinated bidding allegations.

Barracuda-Caratinga Project Arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. We recorded losses on the project of $19 million in 2006 and $8 million in 2005. No losses were recorded on the project in 2008 and 2007. We have been in negotiations with the project owner since 2003 to settle the various issues that have arisen and have entered into several agreements to resolve those issues. We funded approximately $3 million in cash shortfalls during 2007.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. The arbitration is being conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”). We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. The final arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR has incurred legal fees and related expenses of $2 million, $4 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to this matter.

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

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of theses jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the our operations in that particular location.  While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be easily estimated.  To date, such provisions have been immaterial, and we believe that, as of December 31, 2008, we adequately provided for such contingencies.  However, it is possible that the our results of operations, cash flows, and financial position could adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

On October 1, 2007, Mexico enacted a new tax law. The new tax law introduces a flat tax, which replaces Mexico’s asset tax and requires Mexican taxpayers to pay the greater of its flat tax or regular corporation income tax liability. Currently, we do not believe that the expected arbitration awards will be subject to the flat tax. However, in the event the flat tax is later determined to be applicable to the arbitration awards, we believe that the flat tax should not have a material impact on our financial statements after considering the flat tax will be a creditable tax for U.S foreign tax credit purposes. The new tax law in Mexico will not have an impact on our financial position, results of operations or cash flows.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At December 31, 2008 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $15 million.

Other commitments

We had commitments to provide funds to our privately financed projects of $64 million as of December 31, 2008, and $113 million as of December 31, 2007. Our commitments to fund our privately financed projects are supported by letters of credit as described above. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. At December 31, 2008, approximately $16 million of the $64 million commitments are current.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $31 million and $28 million at December 31, 2008 and December 31, 2007, respectively (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $203 million, $158 million and $178 million in 2008, 2007 and 2006, respectively.

Future total rentals on noncancelable operating leases are as follows: $52 million in 2009; $47 million in 2010; $42 million in 2011; $38 million in 2012; $32 million in 2013 and $101 million thereafter.

Note 12.  Income Taxes

The components of the provision for income taxes on continuing operations were:

	Years ended December 31
Millions of dollars	2008	2007	2006

Current income taxes:
Federal	$41	$(101)	$(56)
Foreign	(165)	(58)	(54)
State	—	(6)	(2)
Total current	(124)	(165)	(112)

Deferred income taxes:
Federal	(107)	30	27
Foreign	13	(6)	(8)
State	6	3	(1)
Total deferred	(88)	27	18
Provision for income taxes	$(212)	$(138)	$(94)

Prior to the separation from Halliburton, income tax expense for KBR, Inc. was calculated on a pro rata basis. Under this method, income tax expense was determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group. For the period post separation from Halliburton, income tax expense is calculated on a stand alone basis. Payments made to or received from Halliburton to settle tax assets and liabilities are classified as contributions to capital in the accompanying financial statements. KBR is subject to a tax sharing agreement primarily covering periods prior to the separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements related to its business activity for periods prior to its separation from Halliburton. As a result, KBR recorded a charge to equity of $17 million in 2007 and $1 million in 2006. As of December 31, 2008, KBR has recorded a $54 million payable to Halliburton for tax related items under the tax sharing agreement.

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

The United States and foreign components of income from continuing operations before income taxes and minority interest were as follows:

	Years ended December 31
Millions of dollars	2008	2007	2006

United States	$(49)	$(42)	$59
Foreign	618	384	69
Total	$569	$342	$128

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

	Years ended December 31
	2008	2007	2006

United States Statutory Rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	1.6	7.3	(15.0)
Non-deductible loss	1.6	—	15.8
State income taxes	0.1	1.0	1.0
Prior year foreign taxes	2.1	(1.3)	16.2
Prior year federal & state taxes	(3.3)	—	13.8
Valuation allowance	0.1	(2.3)	(1.8)
Foreign tax credit displacement	—	—	8.3
Other	0.1	0.5	(0.1)
Total effective tax rate on continuing operations	37.3%	40.2%	73.2%

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

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of theses jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities. We believe we have adequately provided for all known challenges that are more likely than not to be sustained by such taxing authorities.

The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31
Millions of dollars	2008	2007
Gross deferred tax assets:
Depreciation and amortization	$4	$14
Employee compensation and benefits	178	76
Deferred foreign tax credit	24	—
Construction contract accounting	67	118
Loss carryforwards	35	94
Insurance accruals	21	18
Allowance for bad debt	7	7
Accrued liabilities	8	17
Total	$344	$344

Gross deferred tax liabilities:
Construction contract accounting	$(54)	$(68)
Intangibles	(29)	—
Depreciation and amortization	(10)	—
All other	(12)	(1)
Total	$(105)	$(69)

Valuation Allowances:
Foreign tax credit carryforward	$—	$—
Loss carryforwards	(19)	(33)
Total	$(19)	$(33)

Net deferred income tax asset	$220	$242

At December 31, 2008, we had $102 million of net operating loss carryforwards that expire from 2009 through 2018 and loss carryforwards of $31 million with indefinite expiration dates.

For the year ended December 31, 2008, our valuation allowance was reduced from $33 million to $19 million primarily as a result of utilization of foreign branch net operating losses for which a valuation allowance had been previously established in prior years.

Foreign tax credit carryforwards recorded in the financial statements reflect the credits actually generated by KBR operations, reduced for the amount considered utilized pursuant to the tax sharing agreement with Halliburton.  Upon  KBR’s separation from the Halliburton U.S. consolidated group in 2007, the amount of foreign tax credit carryforward allocated to KBR was determined by operation of U.S. tax law. The amount of such carryforward allocated to KBR is not expected to be significant. Prior to December 31, 2007, we had established a valuation allowance for certain foreign tax credit carryforwards on the basis that we believed these assets would not be utilized in the statutory carryover period. These foreign tax credit carryovers of $67 million have been derecognized as we do not expect them to be available to KBR.  Consequently, the related valuation allowance of $67 million was reversed in 2007.

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

In millions
Balance at January 1, 2008	$63
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	5
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(7)
Settlements	(39)
Reductions related to a lapse of statute of limitations	—
Balance at December 31, 2008	$22

As of December 31, 2008, KBR estimates that $22 million in unrecognized tax benefits, if recognized, would affect the effective tax rate. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

KBR recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of December 31, 2008, we had accrued approximately $13 million in interest and penalties. During the year ended December 31, 2008, we recognized approximately $1 million in net interest and penalties charges related to unrecognized tax benefits.

During 2008, we reduced our liability in the amount of $39 million for an unrecognized tax benefit related to deductions taken on a Halliburton consolidated tax return for prior years as a result of the conclusion of and IRS audit in 2008. As a result, we reclassified the liability for this unrecognized tax benefit to “Due to former parent” on our consolidated balance sheets, as the deduction was taken in Halliburton’s consolidated tax return for periods governed by the tax sharing agreement.

As of December 31, 2008, the unrecognized tax benefits and accrued interest and penalties were not expected to be settled within one year and therefore are classified in noncurrent income tax payable.  We do not believe our current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.  As of December 31, 2008, no material changes have occurred in our estimates or expected events related to an Algeria tax assessment for the years 2003 through 2005.  The audit exposure relates to the In Salah and In Amenas gas monetization projects, for which KBR has a 50% joint venture interest.  The current audit assessment is based, in large part, on what we believe is an erroneous interpretation of the tax law.  We will appeal the tax assessment, and we believe, the final amount determined to be owed will be substantially less than the amount that has been assessed.  Nevertheless, there is no certainty that KBR will sustain its position or appeal.  If the government prevails, there would be a substantial charge to the joint venture.  KBR has recorded the amount that it believes the joint venture will have to pay to settle this tax audit.  We will continue to evaluate the tax situation in Algeria, and if warranted, adjust the reserve recorded accordingly.

Note 13.  Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Common Stock	Member’s Equity	Paid-in Capital in Excess of par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$—	$1,384	$—	$—	$—	$(128)

Contribution from parent and other activities	—	26	(11)	—	—	—
Transfer to common stock and paid-in capital in excess of par	—	(1,551)	1,551	—	—	—
Initial public offering	—	—	511	—	—	—
Stock-based compensation	—	—	17	—	—	—
Intercompany stock-based compensation	—	—	(16)	—	—	—
Adoption of FSP No. AUG AIR-1	—	—	7	—	—	—
Intercompany settlement of taxes	—	—	(1)	—	—	—
Comprehensive income:
Net income	—	141	—	—	27	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	31
Pension liability adjustment, net of tax of $(24)	—	—	—	—	—	(57)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	—	—	—	—	—	19
Reclassification adjustments to net income (loss)	—	—	—	—	—	1
Income tax benefit (provision) on derivatives	—	—	—	—	—	(5)

Total	—	141	—	—	27	(11)
Adoption of SFAS No. 158, net of tax of $(107)	—	—	—	—	—	(152)
Balance at December 31, 2006	$—	$—	$2,058	—	$27	$(291)
Adoption of FIN No. 48	—	—	—	—	(10)	—
Stock-based compensation	—	—	11	—	—	—
Intercompany stock-based compensation	—	—	1	—	—	—
Intercompany settlement of taxes	—	—	(17)	—	—	—
Common stock issued upon exercise of stock options	—	—	6	—	—	—
Tax benefit related to stock-based plans	—	—	11	—	—	—
Comprehensive income:
Net income	—	—	—	—	302	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	(5)
Pension liability adjustment, net of tax of $116	—	—	—	—	—	176
Other comprehensive gains (losses) on derivatives:			—	—	—
Unrealized gains (losses) on derivatives	—	—	—	—	—	1
Reclassification adjustments to net income (loss)	—	—	—	—	—	(4)
Income tax benefit (provision) on derivatives	—	—	—	—	—	1

Total	—	—	—	—	302	169
Balance at December 31, 2007	$—	$—	$2,070	—	$319	$(122)

FAS 158 remeasurement date	—	—	—	—	(1)	—
Stock-based compensation	—	—	16	—	—	—
Common stock issued upon exercise of stock options	—	—	3	—	—	—
Tax benefit related to stock-based plans	—	—	2	—	—	—
Dividends declared to shareholders	—	—	—	—	(41)	—
Repurchases of common stock	—	—	—	(196)	—	—
Comprehensive income:
Net income	—	—	—	—	319	—
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	—	—	—	—	—	(107)
Pension liability adjustment, net of tax of $(85)	—	—	—	—	—	(209)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	—	—	—	—	—	(1)
Reclassification adjustments to net income (loss)	—	—	—	—	—	(1)
Income tax benefit (provision) on derivatives	—	—	—	—	—	1

Total	—	—	—	—	319	(317)
Balance at December 31, 2008	$—	$—	$2,091	$(196)	$596	$(439)

Accumulated other comprehensive income

	December 31
Millions of dollars	2008	2007	2006

Cumulative translation adjustments	$(69)	$38	$43
Pension liability adjustments	(368)	(159)	(335)
Unrealized gains (losses) on derivatives	(2)	(1)	1

Total accumulated other comprehensive income	$(439)	$(122)	$(291)

Comprehensive income for the year ended December 31, 2008 includes the amortization of actuarial loss of approximately $8 million and the amortization of prior service cost of $1 million.

Comprehensive income for the year ended December 31, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML. See Note 22 for further discussion.

Shares of common stock

Millions of shares	Shares	Amount
Balance at December 31, 2006	168	$—
Common stock issued	2	—
Balance at December 31, 2007	170	—
Common stock issued	—	—
Balance at December 31, 2008	170	$—

Shares of treasury stock

Millions of shares	Shares	Amount
Balance at December 31, 2007	—	$—
Common stock repurchased	8	196
Balance at December 31, 2008	8	$196

Dividends

In 2008, we declared dividends totaling $41 million of which $16 million remained unpaid as of December 31, 2008.  Dividends declared per share in our consolidated statements of income for the year ended December 31, 2008 represents dividends declared and payable to shareholders of record in our 2008 fiscal year and excludes dividends declared of $0.05 per share declared in December 2008 for shareholders of record as of March 13, 2009.

Note 14.  Stock Incentive Plans

Stock Plans

In 2008, 2007 and 2006 stock-based compensation awards were granted to employees under KBR stock-based compensation plans. In addition, in 2005, KBR employees participated in Halliburton compensation plans and received grants under these plans.

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

Under the terms of the KBR 2006 Plan, 10 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 3.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to performance awards. At December 31, 2008, approximately 7.3 million shares were available for future grants under the KBR 2006 Plan, of which approximately 1.6 million shares remained available for restricted stock awards or restricted stock unit awards.

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

The following table presents stock options granted, exercised, forfeited and expired under KBR stock-based compensation plans.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	2,123,294	$14.49

Granted	—
Exercised	(280,627)	12.21
Forfeited	(96,465)	21.26
Expired	(39,825)	11.90

Outstanding at December 31, 2008	1,706,377	$14.54	5.38	$5.79

Exercisable at December 31, 2008	1,467,472	$13.36	4.97	$5.79

The total intrinsic value of options exercised in 2008 was $4 million. As of December 31, 2008, there was $2 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 0.9 years.

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

The following table presents the restricted stock awards and restricted stock units granted, vested, and forfeited during 2008 under KBR’s 2006 Stock and Incentive Plan.

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2007	1,996,217	$19.75

Granted	706,976	30.54
Vested	(573,437)	18.00
Forfeited	(272,257)	20.75

Nonvested shares at December 31, 2008	1,857,499	$24.25
_________________________

The weighted average grant-date fair value of restricted KBR shares granted to employees during 2008 and 2007 and was $30.54 and $29.63, respectively. As of December 31, 2008, there was $34 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 3.6 years. As of December 31, 2007, there was $31 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 4.0 years. The total fair value of shares vested was $14 million in 2008 and $12 million in 2007 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $10 million in 2008 and $6 million in 2007 based on the weighted-average fair value on the date of grant.

KBR Performance Award Units

Under KBR’s 2006 Plan, in 2008 we granted 24,325,249 performance based award units (“Performance Awards”) with a performance period from March 1, 2008 to December 31, 2010. In 2007 we granted 24,549,000 Performance Awards with a performance period from July 1, 2007 to December 31, 2009. Performance Awards vested in 2008 were 15,919,445 and 4,978,737 in 2007. Performance Awards forfeited in 2008 were 4,048,449 and 837,407 in 2007. At December 31, 2008 the outstanding balance for performance based award units was 23,090,212. No Performance Awards will vest until such earned Performance Awards, if any, are paid, subject to approval of the performance results by the certification committee. Refer to Note 2 for additional information regarding the performance award units.

Halliburton Awards

Halliburton has stock-based employee compensation plans in which, prior to our separation from Halliburton, on April 5, 2007, certain key employees of KBR participated.  In accordance with our Transitional Stock Adjustment Plan and upon our complete separation from Halliburton, stock options and restricted stock awards granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan were converted to stock options and restricted stock awards covering KBR common stock. Refer to Note 2 for additional information regarding the conversion of these awards.

Halliburton Stock options

All stock options under Halliburton’s 1993 Stock and Incentive Plan were granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three- or four-year period and generally expire 10 years from the grant date. There were no Halliburton stock options granted to KBR employees in 2008, 2007 or 2006. The total intrinsic value of options exercised by KBR, Inc.’s employees in 2006 was $31 million.

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

Note 15.  Financial Instruments and Risk Management

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

Assets, liabilities and forecasted cash flow denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. Since 2003, we have designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income and was not material in 2006. During 2008 and 2007 no hedge ineffectiveness was recognized. As of December 31, 2008, we had unrealized gains on cash flow hedges of $1 million and at December 31, 2007, we had less than $1 million in unrealized net losses on these cash flow hedges. These unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2008, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 13 months.  Estimated amounts to be recognized in earnings in 2009 are not significant. The fair value liability of these contracts was approximately $1 million as of December 31, 2008. The fair value asset of these contracts was approximately $1 million at December 31, 2007.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries was $274 million, $332 million and $134 million at December 31, 2008, 2007 and 2006, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.

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

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. We manage our exposure to this variable-rate debt with interest rate swaps that are jointly owned through our investments. We had unrealized net losses on the interest rate cash flow hedges held by our unconsolidated subsidiaries and joint-ventures of approximately $2 million and less than $1 million as of December 31, 2008 and 2007, respectively.

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

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$18	$18	$—	$—

Derivative assets	$6	$—	$6	$—

Derivative liabilities	$7	$—	$7	$—

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

Note 16.  Equity Method Investments and Variable Interest Entities

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

Brown & Root Condor Spa (“BRC”) is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. As of December 31, 2008, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Notes and accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection and we will take other actions, as deemed necessary, to collect the remaining amounts.

Summarized financial information for the underlying businesses of our significant equity method investments are as follows:

Balance Sheets
	For the Year Ended December 31, 2008
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Current assets	$128	$584	$68	$24
Noncurrent assets	$41	$34	$50	$351
Total assets	$169	$618	$118	$375
Current liabilities	$110	$606	$29	$94
Noncurrent liabilities	$—	$—	$2	$501
Total liabilities	$110	$606	$31	$595

Statements of Operations
	For the Year Ended December 31, 2008
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Revenue	$35	$573	$248	$70
Operating income (loss)	$14	$(26)	$39	$(169)
Net income (loss)	$12	$(11)	$36	$(207)

Balance Sheets
	For the Year Ended December 31, 2007
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Current assets	$255	$666	$78	$33
Noncurrent assets	$30	$110	$45	$640
Total assets	$285	$776	$123	$673
Current liabilities	$177	$723	$35	$69
Noncurrent liabilities	$—	$—	$—	$618
Total liabilities	$177	$723	$35	$687

Statements of Operations
	For the Year Ended December 31, 2007
Millions of dollars	TSKJ Group	TKJ Group	MMM	ASD
Revenue	$291	$844	$150	$229
Operating income (loss)	$50	$63	$30	$(4)
Net income (loss)	$60	$87	$32	$(41)

Statements of Operations
	For the Year Ended December 31, 2006
Millions of dollars	TSKJ Group	BRC	TKJ Group	MMM	ASD
Revenue	$339	$483	$943	$172	$158
Operating income (loss)	$20	$21	$83	$32	$(13)
Net income (loss)	$32	$14	$96	$24	$(57)

Consolidated summarized financial information for all other jointly owned operations that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Millions of dollars	2008	2007
Current assets	$2,814	$4,025
Noncurrent assets	2,866	3,041
Total	$5,680	$7,066
Current liabilities	$1,174	$1,273
Noncurrent liabilities	4,468	5,719
Member’s equity	38	74
Total	$5,680	$7,066

Statements of Operations

	Years ended December 31,
Millions of dollars	2008	2007	2006
Revenue	$1,716	$1,912	$1,898
Operating income (loss)	$221	$204	$1
Net income (loss)	$125	$89	$33

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), in January 2003. In December 2003, the FASB issued FIN 46R, a revision which supersedes the original interpretation. We adopted FIN 46R effective January 1, 2004. FIN 46R requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. Previously, entities were generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity.  In December 2008, the FASB issued FSP FIN46 R-8, “Interest in Variable Interest Entities,” which requires expanded information about an enterprise’s involvement with a variable interest entity and such required disclosure is included below.

We assess all newly created entities and those with which we become involved to determine whether such entities are variable interest entities and, if so, whether or not we are the primary beneficiary of such entities.  Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer, such as a governmental agency or a commercial enterprise, and are generally dissolved upon completion of the project or program.  Many of our long-term energy-related construction projects in our Upstream business unit are executed through such joint ventures.  Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture.  Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset post construction.

We primarily perform a qualitative assessment in determining whether we are the primary beneficiary once an entity is identified as a variable interest entity.  A qualitative assessment begins with an understanding of nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, interests issued by the entity and how they were marketed, and the parties involved in the design of the entity.  We then identify all of the variable interests held by parties involved with the variable interest entity including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and in some cases service contracts.  Once we identify the variable interests, we gain understanding of the variability in the risks and rewards created by the entity and how such variability is absorbed by the identified variable interests.  Most of the variable interest entities with which we are involved have relatively few variable interests and are primarily related to our equity investment and other subordinated financial support.  Generally, a qualitative assessment is sufficient for us to determine which party, if any, involved with the entity is the primary beneficiary.  In certain circumstances where there are complex arrangements involving numerous variable interests such as senior and subordinated project financing, equity interests, or service contracts, we perform a quantitative assessment using expected cash flows of the entity to determine the primary beneficiary, if any.

We often are involved in joint ventures with partners that are deemed to be de-facto agency related parties primarily due to shareholder agreements with terms prohibiting a partner from selling, transferring or otherwise encumbering its interest in the joint venture without the prior approval of other partners.  In situations the related party group is deemed to be the primary beneficiary, we generally look to the relationship and significance of the activities of the variable interest entity to the parties in the related party group to identify which party is the primary beneficiary of the entity.  These activities primarily relate to the amount of effort in terms of man hours contributed and the scope and significance of expertise contributed to the project by each party.

The following is a summary of the significant variable interest entities in which we are either the primary beneficiary or in which we have a significant variable interest:

•
during 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom. This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt. The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023. The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract. As of December 31, 2008 and 2007, the joint venture had total assets of $114 million and $158 million and total liabilities of $121 million and $167 million, respectively. Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is represented by our investment in the entity which was $6 million at December 31, 2008, and any future losses related to the operation of the assets. We are not the primary beneficiary. We account for this joint venture using the equity method of accounting;

•
we are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in each of these joint ventures and account for them by the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to us. These joint ventures are considered variable interest entities. However, we are not the primary beneficiary of these joint ventures and therefore, account for them using the equity method of accounting. As of December 31, 2008, these joint ventures had total assets of $1.6 billion and total liabilities of $1.6 billion. As of December 31, 2007, these joint ventures had total assets of $2.2 billion and total liabilities of $2.2 billion. Our maximum exposure to loss was $22 million at December 31, 2008, which consists primarily of our investment balance of $21 million and other receivables due from the venture;

•
we participate in a privately financed project formed for operating and maintaining a railroad freight business in Australia. We own 36.7% of the joint venture and operating company and we account for these investments using the equity method of accounting. These joint ventures are funded through senior and subordinated debt and equity contributions from the joint ventures’ partners. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. During 2006, we recorded a total of $58 million in impairment charges on our equity investment as a result of continued losses incurred by the joint venture and its unsuccessful attempts to raise additional equity from third parties. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture under a Standstill Agreement. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us.  At the time of the additional shareholder funding, the shareholders expected to continue the ramp-up activities so that they would be in a position to either sell the business or restructure or refinance its debt.  Early in 2008, the board of directors of the joint venture determined that a voluntary sale of the business was the most appropriate course of action for the shareholders to comply with their obligations under the Standstill agreements.  In August of 2008, final bids were received from interested parties and the board selected a preferred bidder in September 2008.  An offer was received to acquire the business for an amount that would have been sufficient to pay the senior lenders in full and make partial payment to subordinated lenders.  However, the required consents were not received from a minority of the subordinated lenders resulting in a lapse of the offer.  As such, on November 6, 2008, the board of the joint venture voted to put the business into administration and appointed a voluntary administrator following its failure to complete a voluntary sale of the business. The board’s appointment of a voluntary administrator triggered the senior lenders to appoint a receiver pursuant to the loan agreements. The amount of senior borrowings became immediately payable thereafter. Currently, the receivers are conducting a sale process and continue to operate the business as usual.

These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. As a result of the appointed administrator and receiver over the business, we have very limited influence, if any, over the joint venture.  The receiver has presented the joint venture assets and liabilities at December 31, 2008 based on a going concern assumption and no adjustments have been made that might be necessary if the entity is unable to continue operating as a going concern. As of December 31, 2008 and 2007, the joint venture had combined total assets of $375 million and $673 million and total liabilities of $595 million and $687 million, respectively. We have funded approximately $5.3 million of the total $6 million committed by us under the Standstill Agreement.  We funded the remaining $0.7 million in the first quarter of 2009. We have no further obligation of any kind related to our involvement in this joint venture;

•
we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are considered variable interest entities, however, we are not the primary beneficiary of the joint ventures. We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting. As of December 31, 2008 and 2007, the joint ventures had combined total assets of $271 million and $313 million and total liabilities of $286 million and $307 million, respectively. Our maximum exposure to loss was zero at December 31, 2008, and our share of any future losses resulting from the project;

•
in April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our performance through the construction phase is supported by $142 million in letters of credit and surety bonds totaling approximately $163 million as of December 31, 2008, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are considered variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2008, the aggregate total assets and total liabilities of the variable interest entities were $2.8 billion and $2.7 billion, respectively. As of December 31, 2007, the aggregate total assets and total liabilities of the variable interest entities were $3.5 billion and $3.5 billion, respectively. Our maximum exposure to project company losses as of December 31, 2008 was $73 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of December 31, 2008, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $24 million and $15 million, respectively.  The $58 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $64 million remaining commitment to fund subordinated debt to the project in the future;

•
during 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At December 31, 2008 and December 31, 2007, the joint venture had $716 million and $428 million in total assets and $861 million and $575 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2008 and December 31, 2007, the joint venture had approximately $81 million and $358 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

•
we have equity ownership in three joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities. We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting. At December 31, 2008 and December 31, 2007, these joint ventures had aggregate assets of $798 million and $1 billion and aggregate liabilities of $904 million and $1.1 billion, respectively. Our aggregate, maximum exposure to loss related to these entities was $55 million at December 31, 2008, and is comprised of our equity investments in and advances to the joint ventures;

•
we have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of December 31, 2008, the variable interest entity had total assets of $507 million and total liabilities of $409 million. As of December 31, 2007, the variable interest entity had total assets of $407 million and total liabilities of $278 million. Our maximum exposure to loss on our equity investments at December 31, 2008 was $62 million. As of December 31, 2008, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $62 million and zero, respectively. The $62 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our investment balance and certain unbilled construction service revenues in the project as of December 31, 2008;

•
In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a variable interest entity. We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary. As of December 31, 2008, the Pearl joint venture had total assets of $146 million and total liabilities of $109 million. As of December 31, 2007, the Pearl joint venture had total assets of $163 million and total liabilities of $158 million.

Note 17.  Transactions with Former Parent

In connection with the Offering in November 2006 and the separation of our business from Halliburton, in April 2007, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations, subject to specified exceptions. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the Foreign Corrupt Practices Act (“FCPA”) investigations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 11 for a further discussion of the FCPA investigations and the Barracuda-Caratinga project.

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

Under the transition services agreements, Halliburton provides various interim corporate support services to us and we provide various interim corporate support services to Halliburton. These support services relate to, among other things, information technology, legal, human resources, risk management and internal audit. The services provided under the transition services agreement between Halliburton and KBR are substantially the same as the services historically provided. Similarly, the related costs of such services are substantially the same as the costs incurred and recorded in our historical financial statements. During 2007, most of the corporate service activities were discontinued and primarily related to human resources and risk management. As of December 31, 2008, the only significant corporate service activities incurred related to fees for ongoing guarantees provided by Halliburton on existing credit support instruments which have not yet expired.

Costs for all services provided by Halliburton were $6 million, $13 million and $40 million for the years ended December 31, 2008, 2007 and 2006, respectively.  All of the charges described above have been included as costs of our operations in our consolidated statements of income. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties. Halliburton incurred approximately $14 million for the year ended December 31, 2006 for expenses relating to the FCPA and bidding practices investigations. Halliburton incurred $1 million as such costs for the quarter ended March 31, 2007.  We do not know the amount of costs incurred by Halliburton following our separation from Halliburton as none of these costs were charged to us. These expenses were incurred for the benefit of both Halliburton and us, and we and Halliburton have no reasonable basis for allocating these costs between us.  Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton continues to bear the direct costs associated with overseeing and directing the FCPA and bidding practices investigations.

At December 31, 2008 and 2007, KBR had a $54 million and a $16 million balance payable to Halliburton, respectively, which consists of amounts KBR owes Halliburton for estimated outstanding income taxes under the tax sharing agreement and amounts owed pursuant to our transition services agreement for credit support arrangements and information technology.  See Note 12 for further discussion of amounts outstanding under the tax sharing agreement.

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

Note 18.  Retirement Plans

We have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:

•
Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $47 million in 2008, $44 million in 2007 and $46 million in 2006. Additionally, we participate in a Canadian multi-employer plan to which we contributed $9 million in 2008 and $7 million in 2007 and 2006;

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

The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements were effective for fiscal years ending after December 15, 2006. Accordingly, we adopted the recognition and disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We adopted the measurement date change requirements for our fiscal year ending December 31, 2008.  The charge to retained earnings due to the elimination of the early measurement date is detailed in the following table.

	Pension Obligations		Other Postretirement Benefits
Millions of dollars	United States	Int’l
Change in retained earnings due to elimination of early measurement dates
Service cost	$—	$2	$—
Interest cost	1	25	—
Expected return on plan assets	(1)	(28)	—
Currency fluctuations	—	—	—
(Gain)/ loss amortization	—	3	—
Transfers	—	—	—
Benefits paid	—	—	—
Net pension cost	$—	$2	$—

Benefit obligation and plan assets

We used a December 31 measurement date for all plans in 2008, a September 30 measurement date for our international plans in 2007 and an October 31 measurement date for our domestic plans in 2007. Plan asset, expenses, and obligation for retirement plans are presented in the following tables.

	Pension Benefits				Other Postretirement Benefits
Benefit obligation	United States	Int’l	United States	Int’l
Millions of dollars	2008		2007		2008	2007
Change in benefit obligation
Benefit obligation at beginning of period	$45	$1,689	$48	$1,657	$—	$1
Service cost	—	8	—	9	—	—
Interest cost	4	90	2	85	—	—
Plan participants’ contributions	—	—	—	—	1	1
Currency fluctuations	—	(439)	—	73	—	—
Actuarial (gain) loss	1	(52)	(3)	(82)	—	—
Acquisitions	27	—	—	—	1	—
Transfers	—	(7)	—	(7)	—	—
Benefits paid	(4)	(60)	(2)	(46)	(1)	(2)
Effects of eliminating early measurement date	—	27	—	—	—	—
Benefit obligation at end of period	$73	$1,256	$45	$1,689	$1	$—
Accumulated benefit obligation at end of period	$73	$1,234	$45	$1,617	$—	$—

	Pension Benefits				Other Postretirement Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2008		2007		2008	2007
Change in plan assets
Fair value of plan assets at beginning of period	$45	$1,658	$41	$1,490	$—	$—
Actual return on plan assets	(18)	(257)	6	126	—	—
Employer contributions	3	71	—	26	—	1
Settlements and transfers	—	—	—	(6)	—	—
Plan participants’ contributions	—	—	—	—	1	1
Currency fluctuations	—	(448)	—	68	—	—
Benefits paid	(4)	(60)	(2)	(46)	(1)	(2)
Acquisitions	20	—	—	—	—	—
Transfers	—	(7)	—	—	—	—
Effects of eliminating early measurement date	—	28	—	—	—	—
Fair value of plan assets at end of period	$46	$985	$45	$1,658	$—	$—
Funded status	$(27)	$(271)	$—	$(31)	(1)	$—
Employer contribution	—	—	—	6	—	—
Net amount recognized	$(27)	$(271)	$—	$(25)	$(1)	$—

Amounts recognized on the consolidated balance sheet
Total assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—	—
Noncurrent liabilities	(27)	(271)	—	(25)	(1)	—

Weighted-average assumptions used to determine benefit obligations at measurement date
Discount rate	6.15%	5.98%	6.30%	5.70%	5.39%	5.75%
Rate of compensation increase	N/A	4.00%	N/A	4.30%	N/A	N/A

Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	N/A	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	N/A	N/A	5.0%
Year that the rate reached the ultimate trend rate	N/A	N/A	N/A	N/A	N/A	2011

		Pension Benefits
Plan assets		United States	Int’l	United States	Int’l
Millions of dollars		2008		2007
Asset allocation at December 31

Asset category	(target allocation 2009)
Equity securities	(40% – 60%)	51%	43%	63%	67%
Debt securities	(40% – 60%)	41%	56%	35%	32%
Other	(0% – 5%)	8%	1%	2%	1%
Total	(100%)	100%	100%	100%	100%

Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions. The discount rate was determined based by reviewing yields of high-quality fixed income investments as of the measurement date and the expected duration of pension obligations specific to the characteristics of our plan.

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

Amounts recognized in accumulated other comprehensive income were as follows:

	Pension Benefits		Other Postretirement Benefits
	United States	Int’l
Millions of dollars	2008		2008
Net actuarial loss (gain)	$20	$350	$—
Prior service cost (benefit)	—	(2)	—
Total recognized in accumulated other comprehensive income	$20	$348	$—

Expected cash flows

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $11 million to our international pension plans and $6 million to our domestic plan in 2009.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Millions of dollars	United States	Int’l
2009	$6	$45
2010	6	47
2011	6	48
2012	6	51
2013	6	52
Years 2014 – 2018	29	287

Expected benefit payments for other postretirement benefits are immaterial.

Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2008		2007		2006
Components of net periodic benefit cost
Service cost	$—	$8	$—	$9	$—	$8
Interest cost	4	90	3	85	2	70
Expected return on plan assets	(4)	(102)	(3)	(97)	(3)	(79)
Amortization of prior service cost	—	(1)	—	(1)	—	(1)
Recognized actuarial loss	—	12	—	22	1	17

Net periodic benefit cost	$—	$7	$—	$18	$—	$15

For other postretirement plans, net periodic cost was immaterial for the years ended December 31, 2008, 2007, and 2006.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	Pension Benefits						Other Postretirement Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
	2008		2007		2006		2008	2007	2006
Discount rate	6.13%	5.70%	5.75%	5.00%	5.75%	5.00%	5.75%	5.75%	5.75%
Expected return on plan assets	7.81%	7.00%	8.25%	7.00%	8.25%	7.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	4.30%	N/A	3.75%	N/A	3.5%	N/A	N/A	N/A

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2008 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial (gain) loss	$1	$9
Prior service (benefit) cost	—	(1)
Total	$1	$8

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

Note 19.  Reorganization of Business Operations

In the fourth quarter of 2007, we initiated a restructuring whereby we committed to a minor headcount reduction and ceased using certain leased office space.  In connection with this restructuring we recorded charges totaling approximately $5 million of which the majority related to a vacated lease, previously utilized by our G&I division in Arlington. This amount is included in “Cost of services” in our statements of income for the year ended December 31, 2007. Less than $1 million consists of standard termination benefits payable to a limited number of corporate and division employees. These termination costs are included in “General and Administrative” in our statements of income for the year ended December 31, 2007. The amounts recorded represent the total amounts expected to be incurred in connection with these activities. During 2008, we paid approximately $4 million of the lease and the termination benefits, which included a lease cancellation penalty. The remaining balance in connection with this restructuring reserve was approximately $1 million at December 31, 2008.

Note 20.  Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are as follows

	Quarter (1)
(in millions, except per share amounts)	First	Second	Third	Fourth	Year
2008
Revenue	$2,519	$2, 658	$3,018	$3,386	$11,581
Operating income	154	90	144	153	541
Income from continuing operations	98	48	74	88	308
Income from discontinued operations	—	—	11	—	11
Net income	98	48	85	88	319

Earnings per share:
Basic income per share (2) (3):
Continuing operations	$0.58	$0.28	$0.45	$0.55	$1.86
Discontinued operations, net	—	—	0.07	—	0.07
Net income per share	$0.58	$0.28	$0.51	$0.55	$1.92

Diluted income per share (2) (3):
Continuing operations	$0.58	$0.28	$0.44	$0.54	$1.84
Discontinued operations, net	—	—	0.07	—	0.07
Net income per share	$0.58	$0.28	$0.51	$0.54	$1.91

2007
Revenue	$2,027	$2,152	$2,177	$2,389	$8,745
Operating income	45	65	102	82	294
Income from continuing operations	24	50	60	48	182
Income from discontinued operations	4	90	3	23	120
Net income	28	140	63	71	302

Earnings per share:
Basic income per share (2) (3):
Continuing operations	$0.14	$0.30	$0.36	$0.29	$1.08
Discontinued operations, net	0.02	0.54	0.02	0.14	0.71
Net income per share	$0.17	$0.83	$0.38	$0.42	$1.80
Diluted income per share (2) (3):
Continuing operations	$0.14	$0.30	$0.35	$0.28	$1.08
Discontinued operations, net	0.02	0.53	0.02	0.14	0.71
Net income per share	$0.17	$0.83	$0.37	$0.42	$1.79
_______________________
(1)
In June 2007 we completed the disposition of our 51% interest in DML. The results of operations of DML for all periods presented have been reported as discontinued operations. See Note 22 to the consolidated financial statements for information about discontinued operations.

(2)	The sum of income (loss) per share for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods.
(3)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

Note 21.  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. Currently this statement is not expected to have a significant impact to our financial position, results of operations or cash flows. A significant impact may however be realized on any future acquisitions by the company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement-amendments of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. We do not believe adoption of SFAS 160 will have a significant impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 132R-a, “Employer’s Disclosure about Pensions and Other Postretirement Benefits” which replaces SFAS 132.  This Statement was developed in response to concerns expressed by users of financial statements about their need for more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  The FSP is intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets.  The disclosures about plan assets would be effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the potential impact of adopting FSP SFAS 132R-a.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Currently, this statement is not expected to have a significant impact on our financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FIN 46R-8, “Interests in Variable Interest Entities.”  The FSP was issued by the FASB to expeditiously meet the need for enhanced information about transferred financial assets and an enterprise’s involvement with a variable interest entity (VIE).  The FSP requires extensive additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with VIEs, including sponsors that have a variable interest in a VIE.  The FSP is effective for fiscal periods ending after December 15, 2008.  The adoption  FSP FIN 46R-8 did not have a significant impact to our financial position, results of operations or cash flows.

Note 22.  Discontinued Operations

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

The sale of DML resulted in a gain of approximately $101 million, net of tax of $115 million, in the year ended December 31, 2007.  During the preparation of our 2007 tax return in the third quarter of 2008, we identified additional foreign tax credits upon completion of a tax pool study resulting from the sale of our interest in DML in the U.K. Approximately $11 million of the foreign tax credits were recorded as a tax benefit in discontinued operations in the third quarter of 2008.

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations. Total assets and liabilities of discontinued operations were $7 million and $1 million in the consolidated balance sheet at December 31, 2008 and 2007, respectively.

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our consolidated statements of income, are summarized in the following table:

	Years ended December 31,
Millions of dollars	2007	2006
Revenue	$449	$1,128
Operating profit	$22	$109
Pretax income	$11	$77

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Managements Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon criteria set forth in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBR, Inc.

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, TX
February 25, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2009 Annual Meeting of Stockholders.

 Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

 The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
	(a)
The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 63 and pages 64 through 117 of this annual report. See index on page 62.

2.	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	122

	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2008	123

	(c)	Financial Statements of 50-Percent-Or-Less-Owned Investees	124

Note: All schedules not filed with this report required by Regulations S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.

Note: “Financial Statements of 50-Percent-Or-Less-Owned Investees” are included for Asia Pacific Transport Joint Venture Consortium for the year ended December 31, 2007.  The financial statements of the joint venture for the year ended December 31, 2008 have not been completed by management of the venture and therefore are not available.

3. Exhibits:

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 001-33416)

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

Exhibit Number	Description

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

Exhibit Number	Description

10.31+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.32
Amendment No. 4 to the Five Year Revolving Credit Agreement, dated as of May 7, 2008, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent. (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.33	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.34+
Severance and change in control agreement with William P. Utt, President and Chief Executive Officer of KBR. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated January 7, 2009; File No. 1-33146)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP - Houston, Texas

23.2	Consent of KPMG - Adelaide, South Australia

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors and Shareholders
KBR, Inc.:

Under the date of February 25, 2009, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows, for each of the years in the three-year period ended December 31, 2008, which reports appear in the December 31, 2008, Annual Report on Form 10-K of KBR, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 18, and 12, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, its method of accounting for defined benefit and other post retirement plans as of December 31, 2006, and its method of accounting for uncertainty in income taxes as of January 1, 2007.

/s/   KPMG LLP

Houston, Texas
February 25, 2009

KBR, Inc.
Schedule II - Valuation and Qualifying Accounts (Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2006:
Deducted from accounts and notes receivable:
Allowance for bad debts	$51	$36	$2		$(32	)(a)	$57
Reserve for losses on uncompleted contracts	$38	$176	$—		$(34)		$180
Reserve for potentially disallowable costs incurred under government contracts	$133	$—	$51	(b)	$(107)		$77

Year ended December 31, 2007:
Deducted from accounts and notes receivable:
Allowance for bad debts	$57	$19	$2		$(55	)(a)	$23
Reserve for losses on uncompleted contracts	$180	$26	$—		$(89)		$117
Reserve for potentially disallowable costs incurred under government contracts	$77	$—	$34	(b)	$(12)		$99

Year ended December 31, 2008:
Deducted from accounts and notes receivable:
Allowance for bad debts	$23	$1	$1		$(6	)(a)	$19
Reserve for losses on uncompleted contracts	$117	$27	$—		$(68)		$76
Reserve for potentially disallowable costs incurred under government contracts	$99	$—	$18	(b)	$(5)		$112
_________________________
(a)	Receivable write-offs, net of recoveries, and reclassifications.
(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

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

Adelaide, Australia
26 February 2007

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Income Statement	Note	Unaudited June 2007 $	June 2006 $	Unaudited June 2005 $
Revenue	2	80,196,304	61,724,038	51,391,580
Linehaul costs		(42,081,628)	(34,739,070)	(28,360,661)
Operating Costs		(9,176,254)	(5,991,936)	(5,819,415)
Depreciation and amortisation expenses		(18,454,203)	(18,071,565)	(17,202,137)
Impairment of property, plant and equipment	3	-	(87,570,180)	-
Marketing and administration		(1,165,789)	(1,035,217)	(1,224,506)
Contracts and consultants		(10,257,994)	(6,946,025)	(8,730,195)
Employee benefits expense		(4,644,511)	(4,197,511)	(3,973,532)
Other expenses		(363,209)	(419,731)	(479,670)
Operating loss before finance costs		(5,947,284)	(97,247,197)	(14,398,536)

Financial income	3	1,411,480	1,275,453	1,118,183
Financial expenses	3	(70,409,864)	(60,167,274)	(40,655,408)
Net financing costs		(68,998,384)	(58,891,821)	(39,537,225)

Loss before income tax expense		(74,945,668)	(156,139,018)	(53,935,761)

Income tax expense /(benefit)	4	-	-	-
Net loss after income tax expense/(benefit)		(74,945,668)	(156,139,018)	(53,935,761)
Attributable to members		(74,945,668)	(156,139,018)	(53,935,761)

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Statement of Changes in Equity
For the year ended 30 June 2005 (unaudited)	Combined Participating Interest and Issued Capital	Retained Earnings / (Accumulated Deficit)	Total
Opening balance as at 1 July 2004	300,012,158	(37,248,930)	262,763,228
Net loss for the period	-	(53,935,761)	(53,935,761)
Closing balance at 30 June 2005	300,012,158	(91,184,691)	208,827,467

For the year ended 30 June 2006	Combined Participating Interest and Issued Capital	Other contributed equity (i)	Retained Earnings / (Accumulated Deficit)	Reserves	Total
Opening balance as at 1 July 2005	300,012,158	-	(91,184,691)	-	208,827,467
Effect of change in accounting policy	-	21,761,379	(21,761,379)	(6,430,385)	(6,430,385)
Net loss for the period	-	-	(156,139,018)	-	(156,139,018)
Deemed equity contribution – Note 22	-	14,230,355	-	-	14,230,355
Movement in fair value of hedging instruments	-	-	-	86,068	86,068
Closing balance at 30 June 2006	300,012,158	35,991,734	(269,085,088)	(6,344,317)	60,574,487

For the year ended 30 June 2007 (unaudited)	Combined Participating Interest and Issued Capital	Other contributed equity (i)	Retained Earnings / (Accumulated Deficit)	Reserves	Total
Opening balance as at 1 July 2006	300,012,158	35,991,734	(269,085,088)	(6,344,317)	60,574,487
Net loss for the period	-	-	(74,945,668)	-	(74,945,668)
Deemed equity contribution – Note 22	-	14,230,355	-	-	14,230,355
Movement in fair value of hedging instruments	-	-	-	6,911,230	6,911,230
Closing balance at 30 June 2007	300,012,158	50,222,089	(344,030,756)	566,913	(6,770,404)
Amounts are stated net of tax

(i) Refer to Note 22 for further detail.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Balance Sheet	Note		Unaudited June 2007 $	June 2006 $
CURRENT ASSETS
Cash	6		20,787,021	28,589,938
Receivables	7		9,688,413	8,197,268
Materials and supplies			2,896,796	3,013,539
Other assets	8		4,383,153	1,470,663
TOTAL CURRENT ASSETS			37,755,383	41,271,408
NON-CURRENT ASSETS
Property, plant and equipment	3 & 9		683,617,314	695,584,818
TOTAL NON-CURRENT ASSETS			683,617,314	695,584,818
TOTAL ASSETS			721,372,697	736,856,226
CURRENT LIABILITIES
Payables and other liabilities	10		19,648,526	15,072,497
Deferred income	11		90,877	83,680
Borrowings	12		2,403,000	15,856,085
Employee entitlements	1	j	291,855	230,104
TOTAL CURRENT LIABILITIES			22,434,258	31,242,366
NON-CURRENT LIABILITIES
Payables and other liabilities	10		10,268,291	16,904,221
Deferred income	11		48,852,394	48,943,271
Borrowings	12		633,012,033	579,163,557
Employee entitlements	1	j	35,317	28,324
TOTAL NON-CURRENT LIABILITIES			692,168,035	645,039,373
TOTAL LIABILITIES			714,602,293	676,281,739
NET ASSETS			6,770,404	60,574,487
EQUITY
Participating Interest and Issued Capital	13		300,012,158	300,012,158
Other contributed equity	13 & 22		50,222,089	35,991,734
Reserves	13		566,913	(6,344,317)
Retained earnings (accumulated deficit)			(344,030,756)	(269,085,088)
TOTAL EQUITY			6,770,404	60,574,487

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Statement of cash flows	Note		Unaudited June 2007 $	June 2006 $	Unaudited June 2005 $
CASH FLOW FROM OPERATING ACTIVITIES
Receipts from customers			78,869,327	66,277,415	49,624,438
Payments to suppliers and employees			(65,896,969)	(64,153,474)	(42,068,855)
Borrowing costs			(26,851,775)	(24,129,707)	(28,695,956)
Net cash provided by (used in) operating activities	19	b	(13,879,417)	(22,005,766)	(21,140,373)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment			129,918	500	151,643
Payment for property, plant and equipment			(7,433,727)	(9,041,962)	(15,335,424)
Net cash provided by (used in) investing activities			(7,303,809)	(9,041,462)	(15,183,781)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings - external			5,158,000	8,171,001	14,244,594
Proceeds from borrowings – consortium participants			11,467,210	32,731,316	27,922,586
Repayment of borrowings			(3,244,901)	(3,177,896)	(13,186,335)
Net cash provided by (used in) financing activities			13,380,309	37,724,421	28,990,845

Net increase/(decrease) in cash held			(7,802,917)	6,677,193	(7,333,309)
Cash at beginning of year			28,589,938	21,912,745	29,246,054
Cash at end of year	19	a	20,787,021	28,589,938	21,912,745

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Notes to the financial statements

Note 1	Statement of significant accounting policies

The Asia Pacific Transport Consortium (‘Consortium’ or 'entity’) was established for the purpose of constructing 1,420 kilometres of rail line between Alice Springs and Darwin, the lease and maintenance of the existing 830 kilometre line between Tarcoola and Alice Springs, integration of the railway line with Darwin’s East-Arm Port, and operation of the Adelaide to Darwin line for 50 years from January 2004.

The South Australian and Northern Territory governments, through a statutory body, AustralAsia Railway Corporation ("AARC"), established a legislative framework to co-ordinate and oversee the establishment of the railway. The Concession Deed sets out the fundamental terms between AARC and the Consortium to finance, construct, operate, repair and maintain the railway for a 50 year concession term from the date of completion of construction (2004). Under terms of the Concession Deed, AARC provided the Consortium with leases and subleases providing title to the Corridor for at least the term of the Concession Deed, including leases from the government and various Aboriginal land trusts over lands within the Corridor. The Concession Deed provides certain assurances to the Consortium regarding entitlement to exclusive possession, quiet possession and limited responsibility for certain interests. The Concession Deed also provides that AARC was responsible for procuring and paying for the construction of certain government works as part of the construction of the railway. The government works, which included the construction of certain earthworks, culverts and bridges, were completed during construction of the railway. Refer to note 17 for further discussion of the service concession arrangement.

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

The accounting policies set out below have been applied consistently to all periods presented in the financial report. None of the standards, amendments to standards and interpretations available for early adoption have been early adopted as none, with the possible exception of Interpretation 12, are expected to have a significant impact on the financial statements of the Consortium. Interpretation 12 Service Concession Arrangements, which is effective in the financial year ended 30 June 2009, addresses the accounting for service concession operators in public to private service concession arrangements. The potential effect of the Interpretation on the Consortium's financial statements has not yet been determined.

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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 2 Revenue	Unaudited June 2007 $	June 2006 $	Unaudited June 2005 $
Operating activities
– Freight service revenue	80,196,304	61,724,038	51,391,580
Total Revenue	80,196,304	61,724,038	51,391,580

Note 3	Other Disclosable Expenses

Finance costs:
– interest income	(1,327,800)	(1,198,399)	(1,118,183)
– Corporation Loan Grant income	(83,680)	(77,054)	-
– interest expense, OpCo Notes (ii)	14,230,355	14,230,355	-
– other interest expense	56,121,391	45,799,096	40,482,770
– borrowing fees	58,118	137,823	172,638
	68,998,384	58,891,821	39,537,225

Depreciation and amortisation of property, plant and equipment	18,454,203	18,071,565	17,202,137
Sale of property, plant and equipment	817,110	1,882	7,791
Impairment of property, plant and equipment (i)	-	87,570,180	-
Remuneration of auditor:
– audit or review – KPMG	40,000	38,000	35,000
– other services – KPMG	41,275	39,150	56,365
– other services – other auditors	-	-	5,560

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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 4 Income tax expense	Unaudited June 2007 $	June 2006 $	Unaudited June 2005 $

Recognised in the income statement

Current tax expense	-	-	-
Deferred tax expense
– Temporary differences	-	-	-
– Benefit of tax losses recognised	-	-	-
	-	-	-
Total income tax expense / (benefit) in income statement	-	-	-
All attributable to continuing operations
The prima facie tax payable on profit is reconciled to the income tax expense as follows:
Prima facie tax payable on loss before income tax at 30%	(22,483,700)	(42,572,598)	(16,180,728)
Add tax effect of:
– Other non-allowable items	(2,444,864)	8,506	6,477
– Unrecognised deferred tax asset	24,928,564	42,564,092	16,174,251
Income Tax Expense	-	-	-

Deferred tax assets have not been recognised in respect of the following items:
Tax losses (in Freight Link Pty Ltd)	60,941,469	43,524,285	27,269,345

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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 6: Cash	Note		Unaudited June 2007 $	June 2006 $
Cash at bank	6	a	20,786,621	28,589,538
Cash on hand			400	400
			20,787,021	28,589,938

a. Cash available is governed by finance covenants with lenders.

Note 7:	Receivables

Trade debtors	8,905,614	7,578,637
Other debtors	782,799	618,631
	9,688,413	8,197,268

Note 8:	Other assets

CURRENT
Prepayments Other	4,340,552 42,601	1,360,027 110,636
	4,383,153	1,470,663

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 9:	Property, plant and equipment

	Office & Administration	Plant	Terminals	Track	Rollingstock	Total
			2007
			$
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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 10: Payables and other liabilities	Note	Unaudited June 2007 $	June 2006 $
CURRENT
Trade creditors		13,980,510	10,125,976
Sundry creditors		5,638,341	4,902,765
GST payable		29,675	43,756
		19,648,526	15,072,497
NON-CURRENT
Fair value swaps (ii)		(566,913)	6,344,317
Project contracts (at discount value) (i)		10,835,204	10,559,904
		10,268,291	16,904,221

(i) Relates to several amounts payable by the entity if funds are available – refer Note 17 ‘D&C Contractor’ paragraph for further detail.

(ii) Refer to note 20(a) for further detail.

Note 11: Deferred income	Note	Unaudited June 2007 $	June 2006 $
CURRENT
Deferred grant – Corporation loan (i)		90,877	83,680
		90,877	83,680
NON-CURRENT
Deferred grant – Corporation loan (i)		48,852,394	48,943,271
		48,852,394	48,943,271

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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 12:	Borrowings
			Unaudited June 2007 $	June 2006 $

Loan from participating interest holders (e)			403,000	403,000
Working Capital loan			2,000,000	2,000,000
Lease liability (d)			-	52,814
Senior D - Amortising			-	10,033,571
Senior E – Rolling Stock			-	3,366,700
	12	a	2,403,000	15,586,085
NON-CURRENT
Senior C - Bullet			109,020,000	109,020,000
Senior D - Amortising			167,268,639	159,663,016
Senior E - Rolling Stock			53,321,081	45,613,334
Tier 1 Mezzanine (c )			114,408,242	100,017,220
Tier 2 Mezzanine			30,008,673	26,698,041
Loan Notes-OPCO (c )			94,869,031	94,869,031
Loan Notes-SON 1 (c )			58,847,446	38,782,790
Loan Notes-SON 2 (c )			4,212,192	3,527,076

Corporation loan	12	b	1,056,729	973,049
			633,012,033	579,163,557

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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 13:	Reserves and Equity

	Unaudited June 2007 $	June 2006 $
Hedging Reserve
The hedging reserve comprises the effective portion of the cumulative net change in the fair value of cash flow hedging instruments related to hedged transactions that have not yet occurred.
— Valuation at the beginning of the financial year	(6,344,317)	-
— Change in accounting policy at 1 July 2005	-	(6,430,385)
— Movement in fair value of hedging instruments	6,911,230	86,068
— Valuation at the end of the financial year	566,913	(6,344,317)
Equity
Freight Link Pty Ltd (95,992,500 shares on issue; 2006: 95,992,500)	959,925	959,925
Asia Pacific Transport Joint Venture (participating interest)	299,048,929	299,048,929
Asia Pacific Contracting Pty Ltd (165,200 shares on issue; 2006: 165,200)	1,652	1,652
Asia Pacific Transport Pty Ltd (165,200 shares on issue; 2006: 165,200)	1,652	1,652
Other contributed equity (i)	50,222,089	35,991,734
	350,234,247	336,003,892

Voting rights are in proportion to equity interests.

(i) Refer note 22.

The accompanying notes form part of these financial statements.

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

Note 14:	Commitments

		Unaudited June 2007 $	June 2006 $
a.	Operating lease commitments

	Non-cancellable operating leases contracted for but not capitalised in the financial statements.

	Payable:
	– not later than 1 year	7,873,140	2,556,996
	– later than 1 year but not later than 5 years	10,481,009	3,236,994
	– later than 5 years	26,837,343	-
		44,991,492	5,793,990
b.	Capital Expenditure Commitments
	Contracted for:
	– plant and equipment purchases	-	5,145,947
	– capital expenditure projects	3,302,000	-
		3,302,000	5,145,947
	Payable:
	– not later than 1 year	3,302,000	5,145,947
	– later than 1 year and not later than 5 years	-	-
		3,302,000	5,145,947

c.	Finance Lease Commitments
	Payable:
	– not later than 1 year	-	55,788
	– later than 1 year but not later than 5 years	-	-
	– later than 5 years	-	-
		-	55,788
	Less: future lease finance charges	-	2,974
		-	52,814
	Lease liabilities provided for in the financial statements:
	Current	-	52,814
	Non-current	-	-
	Total lease liability	-	52,814

d.	Other Commitments
	Contracted for:	43,139,494	45,385,613

	Payable:
	– not later than 1 year	12,348,387	8,026,119
	– later than 1 year and not later than 5 years - later than 5 years	11,620,308 19,170,799	15,079,700 22,279,794
		43,139,494	45,385,613

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

Note 19: Cash flow information		Note	Unaudited June 2007 $	June 2006 $	Unaudited June 2005 $
a.	Reconciliation of Cash

	Cash at the end of the financial year as shown in the Statement of

	Cash Flows is reconciled to the related items in the balance sheet as follows:

	Cash on hand		400	400	-
	At call deposits with financial institutions		20,786,621	28,589,538	21,912,745
			20,787,021	28,589,938	21,912,745
b.	Reconciliation of Cash Flow from Operations with Loss after income tax.

	Loss after income tax		(74,945,668)	(156,139,018)	(53,935,761)
	Non-cash flows in profit

	_ (Profit)/Loss on sale of non-current assets		817,110	1,882	7,791
	– Depreciation and amortization		18,454,203	18,071,565	17,202,137
	– Impairment of fixed assets		-	87,570,180	3,052,049
	– Accrued interest		41,161,757	29,872,657	10,841,269
	Changes in assets and liabilities, net of the effects of purchase and disposals of subsidiaries:
	– Decrease/(Increase) in receivables		(1,423,110)	(1,427,654)	(3,687,166)
	– Decrease/(Increase) in materials and supplies		116,743	338,272	(3,687,166)
	– Decrease/(Increase) in prepayments		(2,980,525)	(727,565)	865,560
	– (Decrease)/Increase in payables		4,851,329	305,924	4,601,873
	– (Decrease)/Increase in provisions		68,744	127,991	(88,125)
	Cash flows from operations		(13,879,417)	(22,005,766)	(21,140,373)

Note 20:	Financial instruments

a.	Interest rate risk

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

APT JV Consortium Combined Financial Report

Asia Pacific Transport Joint Venture Consortium Combined Financial Report

Financial statements for the year ended 30 June 2007

	Amount ($ million)	Interest rate %		Profile

Facilities arranged by APT JV:

OpCo Notes (a)	94.9	15.0%		Repayable based on financial performance as per Agreement

Senior OpCo Series 1 Notes (a)	46.2	18.0%		Repayable based on financial performance as per Agreement

WCN Notes	14.4	18.0%		Repayable based on financial performance as per Agreement

Corporation loan (subordinated)	50.0	0 to 5% depends on profitability		Repayable based on financial performance with reference to benchmarks, as per Note 11(i)

Facilities arranged by APTF:

Senior C – Bullet	109.0	8.589	(b)	Interest only to March 2009, then bullet payment at March 2009.

Senior D – Amortising	185.3	8.672	(b)	Originally interest only to March 2006, then amortised up to March 2016. Principal payments deferred from December 2006 to December 2008, inclusive.

Senior E – Rolling stock	54.9	7.830	(b)	Originally interest only to March 2006, then amortised up to March 2016. Principal payments deferred from December 2006 to December 2008, inclusive.

Tier 1 mezzanine	78.5	14.060	( c)	Interest only to March 2012, then amortises up to March 2017, with $52.1 million bullet payment. Interest capitalises if not paid.

Tier 2A mezzanine	16.4	12.00		Interest free to March 2006, then interest only up to March 2017, then amortises up to March 2024. Interest capitalises if not paid. Rate changes post March 2012 to BBR+ 6%.

Tier 2B mezzanine	10.1	12.060		Interest free to March 2006, then interest only up to March 2017, then amortises up to March 2024. Interest capitalises if not paid.

Working capital	2.0	8.050		Available up to March 2016

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

Dated: February 25, 2009

KBR, INC.

By:	/s/ WILLIAM P. UTT
William P. Utt

President and Chief Executive Officer
Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ WILLIAM P. UTT	President, Chief Executive Officer and Director
William P. Utt	(Principal Executive Officer)

/s/ T. KEVIN DENICOLA	Senior Vice President and Chief Financial Officer
T. Kevin DeNicola	(Principal Financial Officer)

/s/ JOHN W. GANN, JR.	Vice President and Chief Accounting Officer
John W. Gann, Jr.	(Principal Accounting Officer)

/s/ W. FRANK BLOUNT	Director
W. Frank Blount

/s/ LOREN K. CARROL	Director
Loren K. Carroll

/s/ JEFFREY E. CURTISS	Director
Jeffrey E. Curtiss

/s/ JOHN R. HUFF	Director
John R. Huff

/s/ LESTER L. LYLES	Director
Lester L. Lyles

/s/ RICHARD J. SLATER	Director
Richard J. Slater

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 001-33416)

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

10.31+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.32
Amendment No. 4 to the Five Year Revolving Credit Agreement, dated as of May 7, 2008, among KBR Holdings, LLC, a Delaware limited liability company, as Borrower, the Banks and Institutional Banks parties to the Five Year Revolving Credit Agreement, and Citibank, N.A., as paying agent. (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.33	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.34+
Severance and change in control agreement with William P. Utt, President and Chief Executive Officer of KBR. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated January 7, 2009; File No. 1-33146)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP - Houston, Texas

23.2	Consent of KPMG - Adelaide, South Australia

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________
+ Management contracts or compensatory plans or arrangements