Form 10-Q
period 2009-03-31
KBR, INC.
filed 2009-04-30
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No  ☐

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
Yes  ☐  No  ☒

As of April 24, 2009, 160,467,034 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2008 Annual Report on Form 10-K contained in Part I under “Risk Factors”.

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
Item 1.  Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Services	$3,179	$2,498
Equity in earnings of unconsolidated affiliates, net	21	21
Total revenue	3,200	2,519
Operating costs and expenses:
Cost of services	3,009	2,309
General and administrative	49	56
Gain on sale of assets	(2)	—
Total operating costs and expenses	3,056	2,365
Operating income	144	154
Interest income, net	1	16
Foreign currency gains (losses), net	5	(3)
Income before income taxes and noncontrolling interests	150	167
Provision for income taxes	(55)	(60)
Net income	95	107
Less : Net income attributable to noncontrolling interests	(18)	(9)
Net income attributable to KBR	$77	$98

Net income attributable to KBR per share:
Basic	$0.48	$0.58
Diluted	$0.48	$0.58

Basic weighted average common shares outstanding	161	169
Diluted weighted average common shares outstanding	162	170

Cash dividends declared per share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and equivalents	$921	$1,145
Receivables:
Accounts receivable (less allowance for bad debts of $20 and $19)	1,531	1,312
Unbilled receivables on uncompleted contracts	798	835
Total receivables	2,329	2,147
Deferred income taxes	163	107
Other current assets	562	743
Total current assets	3,975	4,142
Property, plant, and equipment, net of accumulated depreciation of $231 and $224	240	245
Goodwill	695	694
Intangible assets, net	68	73
Equity in and advances to related companies	189	185
Noncurrent deferred income taxes	152	167
Unbilled receivables on uncompleted contracts	135	134
Other assets	201	244
Total assets	$5,655	$5,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,322	$1,387
Due to former parent, net	56	54
Advance billings and unearned revenue on uncompleted contracts	502	519
Reserve for estimated losses on uncompleted contracts	63	76
Employee compensation and benefits	353	320
Other current liabilities	511	680
Current liabilities related to discontinued operations, net	5	7
Total current liabilities	2,812	3,043
Noncurrent employee compensation and benefits	383	403
Other noncurrent liabilities	284	333
Noncurrent income tax payable	39	34
Noncurrent deferred tax liability	38	37
Total liabilities	3,556	3,850

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,220,344 and 170,125,715 shares issued, and 160,581,889 and 161,725,715 shares outstanding	—	—
Paid-in capital in excess of par	2,095	2,091
Accumulated other comprehensive loss	(442)	(439)
Retained earnings	673	596
Treasury stock, 9,638,445 shares and 8,400,000 shares, at cost	(212)	(196)
Total KBR shareholders’ equity	2,114	2,052
Noncontrolling interests	(15)	(18)
Total shareholders’ equity	2,099	2,034
Total liabilities and shareholders’ equity	$5,655	$5,884

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions) — Unaudited

	Three Months Ended
	March 31,
	2009	2008
Net income	$95	$107
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments	(4)	(1)
Pension liability adjustment	6	—
Net unrealized gain (loss) on investments and derivatives	(3)	—
Total other comprehensive loss, net of tax	(1)	(1)
Comprehensive income	94	106
Comprehensive loss attributable to noncontrolling interests	(20)	(7)
Comprehensive income attributable to KBR	$74	$99

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to KBR	$77	$98
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14	8
Equity in earnings of unconsolidated affiliates	(21)	(21)
Deferred income taxes	(15)	19
Other	13	(31)
Changes in operating assets and liabilities:
Receivables	(223)	(14)
Unbilled receivables on uncompleted contracts	9	68
Accounts payable	(54)	71
Advanced billings and unearned revenue on uncompleted contracts	17	(234)
Accrued employee compensation and benefits	35	9
Reserve for loss on uncompleted contracts	(13)	1
Collection of advances from unconsolidated affiliates, net	2	70
Distribution of earnings from unconsolidated affiliates	14	41
Other assets	(52)	(94)
Other liabilities	25	77
Total cash flows provided by (used in) operating activities	(172)	68
Cash flows from investing activities:
Capital expenditures	(7)	(8)
Other investing activities	2	(7)
Total cash flows used in investing activities	(5)	(15)
Cash flows from financing activities:
Payments to reacquire common stock	(16)	—
Net proceeds from issuance of common stock	—	1
Excess tax benefits from stock-based compensation	—	1
Payments of dividends to shareholders	(8)	—
Payments of dividends to noncontrolling shareholders	(17)	(9)
Total cash flows used in financing activities	(41)	(7)
Effect of exchange rate changes on cash	(6)	20
Increase (decrease) in cash and equivalents	(224)	66
Cash and equivalents at beginning of period	1,145	1,861
Cash and equivalents at end of period	$921	$1,927

Noncash operating activities
Other assets (see Note 7)	$274	$—
Other liabilities (see Note 7)	$(274)	$—
Noncash financing activities
Dividends declared or payable	$8	$9

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. We offer a wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures. See Note 4 for financial information about our reportable business segments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows.  Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2009 or any other future periods.

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

Effective January 1, 2009, we adopted FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  See Note 14 for further discussion.  Noncontrolling interests in consolidated subsidiaries in our condensed consolidated balance sheets represent noncontrolling shareholders’ proportionate share of the equity in our consolidated subsidiaries.  Noncontrolling interest in consolidated subsidiaries is adjusted each period to reflect the noncontrolling shareholders’ allocation of income or the absorption of losses.  FAS 160 requires that losses be attributed to the noncontrolling interest without regard to the noncontrolling shareholders obligation to fund their share of the losses.  As of December 31, 2008 and March 31, 2009, the noncontrolling shareholders in all of our consolidated subsidiaries were obligated to fund their share of any losses.

Index

Note 2.  Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period.  Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended
	March 31,
Millions of shares	2009	2008
Basic weighted average common shares outstanding	161	169
Dilutive effect of:
Stock options and restricted shares	1	1
Diluted weighted average common shares outstanding	162	170

No adjustments to net income were made in calculating diluted earnings per share for the three months ended March 31, 2009 and 2008.  The calculation of diluted earnings per share did not include antidilutive weighted average shares of 2.4 million for the three months ended March 31, 2009.  The number of antidilutive weighted average shares was not material for the three months ended March 31, 2008.

Note 3.  Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts recorded as “Unbilled receivables on uncompleted contracts” as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
Millions of dollars	2009	2008
Probable unapproved claims	$124	$133
Probable unapproved change orders	—	5
Probable unapproved claims related to unconsolidated subsidiaries	—	33
Probable unapproved change orders related to unconsolidated subsidiaries	5	5

As of March 31, 2009, the probable unapproved claims, including those from unconsolidated subsidiaries, primarily related to three completed contracts.  See Note 6 for a discussion of United States government contract claims, which are not included in the table above.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $119 million at March 31, 2009 and $130 million at December 31, 2008, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

Escravos Project

In connection with our review of a consolidated 50%-owned gas to liquids (“GTL”) project in Escravos, Nigeria, during the second quarter of 2006, we identified increases in the overall cost to complete this four-plus year project, which resulted in our recording a $148 million charge before minority interest and taxes during the second quarter of 2006. These cost increases were caused primarily by schedule delays related to civil unrest and security on the Escravos River, changes in the scope of the overall project, engineering and construction changes due to necessary front-end engineering design changes and increases in procurement cost due to project delays.

In July 2007, we and our joint venture partner modified the contract terms and conditions converting the project from a fixed-price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006.  The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets.  Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contact, the first $21 million of incentives earned over the remaining life of the contract were not payable to us.  Since the contract was amended in July 2007, we have earned in the aggregate more than $28 million in incentives of which $7 million were recognized during the first quarter of 2009.

Index

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently, we recorded additional losses on this project of approximately $27 million in 2007 and $21 million in 2008, bringing our total estimated losses to $60 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs.  On March 31, 2009 we received notice of substantial completion from our customer which limits our exposure to liquidated damages.  The customer took control of the facility on April 27, 2009.  We did not incur any further losses during the first quarter of 2009.  Although we do not expect to incur additional losses on this project, it is possible that additional losses could be incurred if we exceed the amounts currently estimated for work related to final completion and warranty type.

PEMEX Arbitration

In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico.  The three contracts are known as EPC 1, EPC 22 and EPC 28, respectively.  All three projects encountered significant schedule delays and increased costs due to problems with design work that was the contractual responsibility of PEMEX, late delivery and defects in equipment provided by PEMEX, increases in scope and other changes made by PEMEX.  We completed work on EPC 28 and EPC 22 in August 2002 and March 2004, respectively.  PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production and prior to our completion of our scope of work pursuant to the contract.  We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 and 2005 claiming recovery of damages for EPC 22 and 28.  The arbitration hearings were held in 2006.  We received favorable arbitration awards for EPC 22 and 28 in 2007 and 2008, and subsequently negotiated settlements and received payment from PEMEX in 2008.  In the first quarter of 2008, we recognized a gain of $51 million related to our settlement of EPC 28 with PEMEX.

We filed for arbitration with the ICC in 2004 claiming recovery of damages of $323 million for EPC 1.  PEMEX subsequently filed counterclaims totaling $157 million for EPC 1.  The arbitration hearings were held in November 2007 for EPC 1.   The decision from the ICC is expected to be reached regarding the EPC 1 arbitration in the second half of 2009.  The costs incurred related to EPC 1 continue to be classified as a probable claim receivable.  There have been no significant adjustments to the EPC 1 claim amount since 2004.  Based on facts known by us as of December 31, 2008, we believe that the remaining EPC 1 counterclaims referred to above, filed by PEMEX, are without merit and have concluded there is no reasonable possibility that a loss has been incurred.  No amounts have been accrued for these counterclaims at March 31, 2009.

In Amenas Project

We own a 50% interest in an unconsolidated joint venture which began construction of a gas processing facility in Algeria in early 2003 known as the In Amenas project which was completed in 2006.  Five months after the contract was awarded in 2003, the client requested the joint venture to relocate to a new construction site as a result of soil conditions discovered at the original site.  In May 2006, the joint venture filed for arbitration with the ICC claiming recovery of $129 million and extension of time for filing of liquidated damages and a damage claim totaling $30 million.  The arbitration hearing occurred in 2006.  As of December 31, 2008, our share of the claim receivable recorded by the joint venture was $33 million.  There were no significant adjustments to the In Amenas claim receivable balance since 2006.  During the first quarter of 2009, we received a ruling on the claim brought forth by the joint venture against the client.  Although the joint venture was awarded recovery of relocation costs thereon of approximately $33 million, it did not prevail on the claim for extension of time for filing of liquidated damages and other damage claims.  As a result of the ruling, we recognized a loss of approximately $15 million during the first quarter of 2009 which is recorded in “Equity in earnings of unconsolidated affiliates.”

Index

Note 4.  Business Segment Information

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

The table below presents information on our business segments.

	Three Months Ended
	March 31
Millions of dollars	2009	2008
Revenue:
Government and Infrastructure	$1,729	$1,684
Upstream	751	611
Services	569	108
Other	151	116
Total revenue	$3,200	$2,519

Operating segment income:
Government and Infrastructure	$81	$80
Upstream	73	105
Services	24	13
Other	14	9
Operating segment income (a)	192	207

Unallocated amounts:
Labor cost absorption (b)	1	3
Corporate general and administrative	(49)	(56)
Total operating income	$144	$154

_____________________
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

(b)	Labor cost absorption represents costs incurred by our central service labor and resource groups (above)/under the amounts charged to the operating segments.

Note 5.  Committed Cash
Cash and equivalents include cash from advanced payments related to contracts in progress held by our joint ventures that we consolidate for accounting purposes.  The use of these cash balances is limited to joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures.  Cash from advanced payments held by our joint ventures that we consolidate for accounting purposes totaled approximately $154 million at March 31, 2009 and $175 million at December 31, 2008.  Cash and equivalents also includes $57 million at March 31, 2009 and $179 at December 31, 2008, of cash from advance payments that are not available for other projects related to a contract in progress that is not executed through a joint venture.  These joint venture and project related cash balances decreased by $143 million during the three months ended March 31, 2009.

Index

Note 6. United States Government Contract Work

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

Award fees

Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% as a result of award fee scores received in that year.  In 2008, based on our assessments of monthly non-binding client evaluations of our performance, we reduced our award fee accrual rate on this project from 80% to 72% for the performance period beginning in April 2008.  In the first quarter of 2009, our award fee accrual rate on this project is 72%.  At March 31, 2009, approximately $85 million is recorded in unbilled receivables as our estimate of award fees earned since the April 2008 performance period.  We expect to bill such amounts upon receipt of the next award fee letter from our customer which we believe could occur in the second half of 2009. If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our revenue will be adjusted accordingly.

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

In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the contracting officer. In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals to recover the amounts withheld, and that appeal is currently in the discovery process. The matter is also the subject of an ongoing investigation by the DOJ.  At this time, the likelihood that a loss related to this matter has been incurred is remote. As of March 31, 2009, we had not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information.  We have not received a final determination by the DCMA. As of March 31, 2009, approximately $55 million of costs have been suspended related to this matter of which $32 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities.  In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  In the fourth quarter of 2007, the DCAA suspended payment for $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  In the first quarter of 2008, the DCAA suspended payment for an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. As of March 31, 2009, we filed four claims to recover approximately $56 million and filed an additional claim in April 2009 to recover $8 million of amounts previously withheld from us by the customer.  We deemed the first four filed claims denied by the DCMA as a result of no response from the DCMA.  With respect to questions raised regarding billing in accordance with contract terms, as of March 31, 2009, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

Kosovo fuel.  In April 2007, the DOJ issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the alleged misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses.  Our discussions with the DOJ are ongoing and have included items ranging form settlement of this matter for de minimus amounts to the DOJ reserving their rights to litigate.  Should litigation occur, we believe we have meritorious defenses and intend to vigorously defend ourselves.  Neither our client nor the DCMA has indicated any intent to withhold payments from us relating to this matter.  We believe the likelihood that a loss has been incurred related to this matter is remote and accordingly, no amounts have been accrued.

Index

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of March 31, 2009, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Other investigations

We have identified and reported to the U.S. Departments of State and Commerce numerous exports of materials, including personal protection equipments such as helmets, goggles, body armor and chemical protective suits, that possibly were not in accordance with the terms of our export license or applicable regulations. However, we believe that the facts and circumstances leading to our conclusion of possible non-compliance relating to our Iraq and Afghanistan activities are unique and potentially mitigate any possible fines and penalties because the bulk of the exported items are the property of the U.S. government and are used or consumed in connection with services rendered to the U.S. government. In addition, we have responded to a March 19, 2007, subpoena from the DoD Inspector General concerning licensing for armor for convoy trucks and antiboycott issues. We continue to comply with the requests to provide information under the subpoena. Whereas it is reasonably possible that we may be subject to fines and penalties for possible acts that are not in compliance with our export licenses or regulations, at this time it is not possible to estimate an amount of loss or range of losses that may have been incurred. A failure to comply with applicable laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. We are in ongoing communications with the appropriate authorities with respect to these matters. There can be no assurances that we will not be subject to any sanctions nor that, if any such sanctions are imposed, they will not have a material adverse impact on us.

Claims

We had unapproved claims for costs incurred under various government contracts totaling $67 million at March 31, 2009 and $73 million at December 31, 2008.  The unapproved claims outstanding at March 31, 2009 and December 31, 2008 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program which were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which we are currently in the process of reviewing.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of March 31, 2009, no amounts have been accrued.

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

ASCO settlement

In 2003, Associated Construction Company WLL (ASCO) was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract.  In 2008, a jury in Texas returned a verdict against KBR awarding ASCO damages of $39 million with the court to determine attorney’s fees and interest. In the fourth quarter of 2008, we negotiated a final settlement with ASCO in the amount of $22 million.  We believe the entire amount will be determined to be billable to the customer and had previously recognized revenue of $5 million for work performed by ASCO.  We are currently working with the customer to obtain its approval to bill the $22 million. However, we will not recognize the remaining amount as revenue until such time as we are reasonably assured of collection.

First Kuwaiti arbitration

In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $121 million as of March 31, 2009. This matter is in the early stages of the arbitration process and no amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.

TES is a former LogCAPIII subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES has sued KBR in Federal Court in Virginia for breach of contract and tortuous interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. KBR denies these allegations. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES now seeks to overturn that settlement and release, claiming that KBR misrepresented the facts. TES seeks $36 million in compensatory and unspecified punitive damages in its suit. Trial is expected to take place in the second quarter of 2009.  We are unable to determine the likely outcome in excess of the amount accrued for this suit at this time.

Index

Electrocution litigation

During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers.  One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum.  It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work.  KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed.  The motion to dismiss filed by KBR in the first case was denied without prejudice and the second motion to dismiss is currently pending.  Discovery is in the early stages of both cases.  We are unable to determine the likely outcome of these cases at this time.  As of March 31, 2009, no amounts have been accrued.

Note 7. Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

On February 11, 2009 KBR LLC, entered a guilty plea related to the Bonny Island investigation in the United States District Court, Southern District of Texas, Houston Division (the “Court”).  KBR LLC plead guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project.  The plea agreement reached with the DOJ resolves all criminal charges in the DOJ’s investigation into the conduct of KBR LLC relating to the Bonny Island project, so long as the conduct was disclosed or known to DOJ before the settlement, including previously disclosed allegations of coordinated bidding below. The plea agreement calls for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity in the master separation agreement, while we will pay $20 million.  The criminal penalties will be paid in quarterly payments over the next two years.  We also agreed to a period of organizational probation of three years, during which we will retain a monitor who will assess our compliance with the plea agreement and evaluate our FCPA compliance program over the three year period, with periodic reports to the DOJ.

On the same date, the SEC filed a complaint and we consented to the filing of a final judgment against us in the Court. The complaint and the judgment were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Bonny Island project. The complaint alleges civil violations of the FCPA’s antibribery and books and records provisions related to the Bonny Island project. The complaint enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions and requires Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which has been paid by Halliburton pursuant to the indemnification under the master separation agreement.  The judgment also requires us to retain an independent monitor on the same terms as the plea agreement with the DOJ.

Under both the plea agreement and judgment, we have agreed to cooperate with the SEC and DOJ in their investigations of other parties involved in TSKJ and the Bonny Island project.

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, have recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid their first two installments totaling $97 million to the DOJ and $177 million to the SEC in the first quarter of 2009.  We paid our share of the initial installment of $3 million to the DOJ in the first quarter of 2009.

At March 31, 2009, the remaining obligation to the DOJ of $302 million has been classified on our consolidated balance sheet as $152 million in “Other current liabilities” and the remaining $150 million in “Other noncurrent liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $285 million has been classified on our consolidated balance sheet as $142 million in “Other current assets” and the remaining $143 million in “Other assets”.

Index

As part of the settlement of the FCPA matters, we have agreed to the appointment of a corporate monitor for a period of up to three years.  We are responsible for paying the fees and expenses related to the monitor’s review and oversight of our policies and activities relating to compliance with applicable anti-corruption laws and regulations.

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. We have received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  We are discussing these matters with other officials in agencies for purpose of obtaining agreement that will prevent suspension or debarment. Although we do not believe we will be suspended or debarred of our ability to contract with the governmental agencies of the United States or any other foreign countries, suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

The investigations by other foreign governmental authorities are continuing. Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. In March 2006, Petrobras notified us that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. The arbitration is being conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”). We do not believe that it is probable that we have incurred a liability in connection with the claim in the bolt arbitration with Petrobras and therefore, no amounts have been accrued. We disagree with Petrobras’ claim since the bolts met the design specification provided by Petrobras. Although we believe Petrobras is responsible for any maintenance and replacement of the bolts, it is possible that the arbitration panel could find against us on this issue. In addition, Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages. A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. The final arbitration hearings have not yet been scheduled. Therefore, at this time, we cannot conclude that the likelihood that a loss has been incurred is remote. Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR incurred legal fees and related expenses of $2 million in 2008 related to this matter.  For the three months ended March 31, 2009, we have incurred less than $1 million in legal fees and related expenses related to this matter.

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

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of theses jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.  To date, such provisions have been immaterial, and we believe that, as of March 31, 2009, we adequately provided for such contingencies.  However, it is possible that our results of operations, cash flows, and financial position could adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At March 31, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $14 million.

Index

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2009, we had approximately $933 million in letters of credit and financial guarantees outstanding, of which $527 million were issued under our Revolving Credit Facility. Approximately $341 million of these letters of credit were issued under various facilities and were irrevocably and unconditionally guaranteed by Halliburton.

Other commitments

We had commitments to provide funds to our privately financed projects of $59 million as of March 31, 2009 and $64 million as of December 31, 2008. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities.  At March 31, 2009, approximately $16 million of the $59 million in commitments will become due within one year.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract.

During the first quarter of 2009, one of our joint ventures experienced a delay that extended the expected completion date of a plant. The joint venture is working with the client to determine the exact cause of the delay and the amount of liability, if any, the joint venture may have incurred with respect to schedule related liquidated damages.  We believe the joint venture is entitled to a change order for an extension of time sufficient to alleviate its exposure to liquidated damages related to this delay.

We had not accrued for liquidated damages related to several projects including the exposure described in the above paragraph totaling $58 million at March 31, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 8.  Income Taxes

Our effective tax rate was approximately 37% for the three months ended March 31, 2009 and 36% for the three months ended March 31, 2008.  Our effective tax rate for the first quarter of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.  Our effective tax rate for the first quarter of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

Index

Note 9.  Shareholders’ Equity

The following tables summarize our shareholders’ equity activities in the first quarter of 2009:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	3	3	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Tax benefit related to stock-based plans	—	—	—	—	—	—
Repurchases of common stock	(16)	—	—	(16)	—	—
Dividends paid to noncontrolling interests	(17)	—	—	—	—	(17)
Comprehensive income:
Net income	95	—	77	—	—	18
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(4)	—	—	—	(4)	—
Pension liability adjustment, net of tax	6	—	—	—	4	2
Net unrealized gains (losses) on derivatives	(3)	—	—	—	(3)	—
Total	94

Balance at March 31, 2009	$2,099	$2,095	$673	$(212)	$(442)	$(15)

The following tables summarize our shareholders’ equity activity in the first quarter of 2008:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2007	$2,235	$2,070	$319	—	$(122)	$(32)
Opening balance sheet adjustment (a)	2	—	—	—	2	—

FAS 158 remeasurement date	(1)	—	(1)	—	—	—
Stock-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Tax benefit related to stock-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(9)	—	(9)	—	—	—
Dividends paid to noncontrolling interests	(2)	—	—	—	—	(2)
Comprehensive income:
Net income	107	—	98	—	—	9
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(1)	—	—	—	(1)	—
Pension liability adjustment,	—	—	—	—	2	(2)
Net unrealized gains (losses) on derivatives	—	—	—	—	—	—
Total	106

Balance at March 31, 2008	$2,337	$2,076	$407	$—	$(119)	$(27)

_____________________
(a)
The opening balance sheet adjustment to accumulated other comprehensive loss was a charge of $2 million, net of tax as of January 1, 2008, as a result of the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Accumulated other comprehensive loss consisted of the following balances:

	March 31,	December 31,
Millions of dollars	2009	2008
Cumulative translation adjustments	$(73)	$(69)
Pension liability adjustments	(364)	(368)
Unrealized losses on investments and derivatives	(5)	(2)
Total accumulated other comprehensive loss	$(442)	$(439)

Index

Note 10. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$16	$16	$—	$—

Derivative assets	$4	$—	$4	$—

Derivative liabilities	$8	$—	$8	$—

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

Note 11.  Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

 Brown & Root Condor Spa (“BRC”). BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007, to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million.  As of March 31, 2009, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection and we will take other actions, as deemed necessary, to collect the remaining amounts.

Roads project.  During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  The additional interest was purchased from an existing shareholder for approximately $8 million in cash.  As of March 31, 2008, we owned a 33% interest in the joint venture.  The joint venture is considered a variable interest entity; however, we are not the primary beneficiary.  We continue to account for this investment using the equity method of accounting.  In the second quarter of 2008, we sold the additional 8% interest in the joint venture to an unrelated party for approximately $9 million, leaving us with a 25% interest in the joint venture.  In the first quarter of 2009, we negotiated and settled with the purchaser an additional $2 million in sales proceeds which was contingent upon certain tax rulings in the United Kingdom.  The additional sales proceeds were recorded as “Gain on sale of assets”.

Variable Interest Entities

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), in January 2003. In December 2003, the FASB issued FIN 46R, a revision which supersedes the original interpretation. We adopted FIN 46R effective January 1, 2004. FIN 46R requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. Previously, entities were generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity.  In December 2008, the FASB issued FSP FIN46 R-8, “Interest in Variable Interest Entities,” which requires expanded information about an enterprise’s involvement with a variable interest entity.

Index

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

We often are involved in joint ventures with partners that are deemed to be de-facto agency related parties primarily due to shareholder agreements with terms prohibiting a partner from selling, transferring or otherwise encumbering its interest in the joint venture without the prior approval of other partners.  In situations where the related party group is deemed to be the primary beneficiary, we generally look to the relationship and significance of the activities of the variable interest entity to the parties in the related party group to identify which party is the primary beneficiary of the entity.  These activities primarily relate to the amount of effort in terms of man hours contributed and the scope and significance of expertise contributed to the project by each party.

The following is a summary of the significant variable interest entities in which we are either the primary beneficiary or in which we have a significant variable interest:

•
during 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom.  This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt.  The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023.  The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract.  As of March 31, 2009, the joint venture had total assets of $115 million and total liabilities of $123 million.  Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is represented by our investment in the entity which was $6 million at March 31, 2009, and any future losses related to the operation of the assets.  We are not the primary beneficiary.  We account for this joint venture using the equity method of accounting;

•
we are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  We have a 25% ownership interest in each of these joint ventures and account for them by the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to us. These joint ventures are considered variable interest entities. However, we are not the primary beneficiary of these joint ventures and therefore, account for them using the equity method of accounting.  As of March 31, 2009, these joint ventures had total assets of $1.5 billion and total liabilities of $1.5 billion.   Our maximum exposure to loss was $29 million at March 31, 2009, which consists primarily of our investment balance of $28 million and other receivables due from the venture;

Index

•
we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity.  These joint ventures are considered variable interest entities, however, we are not the primary beneficiary of the joint ventures.  We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.  As of March 31, 2009, the joint ventures had combined total assets of $259 million and total liabilities of $280 million.  Our maximum exposure to loss was zero at March 31, 2009;

•
in April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom.  In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract.  In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence.  Our performance through the construction phase is supported by $136 million in letters of credit and surety bonds totaling approximately $48 million as of March 31, 2009, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners.  The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us.  The entities we hold an interest in are considered variable interest entities; however, we are not the primary beneficiary of these entities.  We account for our interests in each of the entities using the equity method of accounting.  As of March 31, 2009, the aggregate total assets and total liabilities of the variable interest entities were $2.7 billion and $2.7 billion, respectively.  Our maximum exposure to project company losses as of March 31, 2009 was $70 million.  Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.  As of March 31, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $27 million and $16 million, respectively.  The $55 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $59 million remaining commitment to fund subordinated debt to the project in the future;

•
during 2005, we formed a joint venture to engineer and construct a gas monetization facility.  We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes.  At March 31, 2009, the joint venture had $322 million in total assets and $459 million in total liabilities, respectively.  There are no consolidated assets that collateralize the joint venture’s obligations.  However, at March 31, 2009, the joint venture had approximately $66 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

•
we have equity ownership in three joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities.  We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting.  At March 31, 2009, these joint ventures had aggregate assets of $763 million and aggregate liabilities of $922 million, respectively.  Our aggregate, maximum exposure to loss related to these entities was $48 million at March 31, 2009, and is comprised of our equity investments in and advances to the joint ventures;

•
we have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt.  We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility.  We own 65% of this development corporation and consolidate it for financial reporting purposes.  The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity.  The development corporation accounts for its investment in the company using the equity method of accounting.  The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us.  We are not the primary beneficiary of the variable interest entity.  As of March 31, 2009, the variable interest entity had total assets of $532 million and total liabilities of $437 million.  Our maximum exposure to loss on our equity investments at March 31, 2009 was $42 million.  As of March 31, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $46 million and $4 million, respectively.  The $38 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our investment balance and certain unbilled construction service revenues in the project as of March 31, 2009;

Index

•
In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar.  The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.  The joint venture is considered a variable interest entity.  We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.  As of March 31, 2009, the Pearl joint venture had total assets of $155 million and total liabilities of $126 million.

Note 12.  Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$2
Interest cost	1	18	1	25
Expected return on plan assets	(1)	(21)	(1)	(28)
(Gain)/ loss amortization	—	—	—	3
Recognized actuarial loss	—	3	—	—
Curtailment	—	(4)	—	—
Net periodic benefit cost (benefit)	$—	$(2)	$—	$2

For the three months ended March 31, 2009, we contributed $3 million of the $11 million we currently expect to contribute in 2009 to our international plans.  For the three months ended March 31, 2009, we contributed $5 million of the $6 million we currently expect to contribute to our domestic plans in 2009.

In March 2009, we amended the terms and conditions of one of our international pension plans and ceased future service and benefit accruals for all plan participants.  This action meets the definition of a curtailment under FASB Statement No. 88 and resulted in a curtailment gain of approximately $4 million during the first quarter of 2009.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three months ended March 31, 2009 and 2008.

Index

Note 13.  Transactions with Former Parent and Other Related Party Transactions

Our balance payable to Halliburton of $56 million at March 31, 2009 and $54 million at December 31, 2008, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenues from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $53 million for both quarters ended March 31, 2009 and 2008. On transactions with our joint ventures we recognized in our consolidated statements of income a loss of $5 million for the quarter ended March 31, 2009 and a profit of $8 million for the quarter ended March 31, 2008.

Note 14.  New Accounting Standards

On January 1, 2009, we adopted SFAS No.141(R) (as amended), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows because it was adopted on a prospective basis as required by the statement.

On January 1, 2009, we adopted SFAS No. 160 (as amended), “Noncontrolling Interests in Consolidated Financial Statement as amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners in our statements of income and comprehensive income.  The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

On January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, the related accounting for derivative instruments and related hedged items, as well as the related hedged items affect on a entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS 161 need not be applied to immaterial items.  The adoption of this statement did not require us to expand our disclosures on derivatives and hedging activities.

In March 2008, the FASB issued FSP SFAS 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” which amends SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This Statement was developed in response to concerns expressed by users of financial statements about their need for more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  The FSP is intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets.  The disclosures about plan assets are effective for fiscal years ending after December 15, 2009.

On January 1, 2009 we adopted FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year.  The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2008 Annual Report on Form 10-K.

Business Environment and Results of Operations

Business Environment

Government business.  A significant portion of our G&I business unit’s current activities support the United States’ operations primarily in Iraq, Afghanistan and in other parts of the Middle East region.  These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending. The logistics support services that KBR provides are delivered under our LOGCAP III contract which was a competitively bid contract.  KBR is the only company providing services under this contract. Currently, the US government is transitioning work from LOGCAP III to LOGCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders.  As troop deployments shift within the Middle East region and as additional work is awarded under LOGCAP IV, we expect our work under LOGCAP III to decline.  However, we do not expect that the US presence in the Middle East will result in any significant decrease in spending in the region for some time due to the cost of transitioning troops, equipment and facilities.

In the civil infrastructure sector, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance. In addition to U.S state, local and federal agencies, we provide these services to governments around the world including the United Kingdom and Australia. In Australia, we also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure. As a result, demand is at an all time high. With the US stimulus package and similar investment strategies elsewhere, we anticipate increased opportunities for our engineering and construction services across the sector and around the globe. However, it is difficult to predict the availability of funding and timing for such projects and programs both domestically and internationally due to the current economic crisis, which has far reaching implications even among clients who are not dependent on access to commercial credit.

Engineering and Construction business.  We provide a full range of engineering and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, industrial, power generation and other projects.  We serve customers in the gas monetization, oil and gas, petrochemical, refining, power and chemical markets throughout the world.     Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures and budgets for construction services. We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion.  However, the recent worldwide economic conditions, volatility in oil and gas prices and current financial market crisis has resulted in the delay of several major projects currently under development.  Many of our customers have decreased their capital expenditure budgets in the short term until the economic conditions become more favorable.  Some customers are deferring projects to take advantage of what they believe will be decreasing equipment, material and labor costs.  In our power business, acquired as part of the BE&K acquisition and included in our Services business unit, U.S. domestic customers are committing capital for new power, alternate energy and environmentally driven project.  Although it is presently not possible to determine the impact these conditions may have on us in the future, to date we have not experienced any significant impact to our business.

Index

Results of Operations

LogCap Project.  Backlog related to the LogCAP III contract was $848 million at March 31, 2009 and $1.4 billion at December 31, 2008.  During the almost seven-year period we have worked under the LogCAP III contract, we have been awarded 82 “excellent” ratings out of 104 total ratings.  Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded.  Once the task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In the first quarter of 2009, our award fee accrual rate on this project is 72%.  At March 31, 2009, approximately $85 million is recorded in unbilled receivables as our estimate of award fees earned since the April 2008 performance period.   We expect to bill such amounts upon receipt of the next award fee letter from our customer which we believe could occur in the second half of 2009.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our revenue will be adjusted accordingly.

We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the fourth quarter of 2009. Additionally, we are one of the executing contractors for the LogCAP IV project.  Despite the award of a portion of the LogCAP IV contract, we expect our overall volume of work to decline in the long term as our customer scales back its requirement for the types and the amounts of services we provide.  However, although we continue to experience increased activity as a result of the surge of additional troops in late 2007 and extended tours of duty in Iraq, we expect the decline may occur more slowly than we previously expected.

Skopje Embassy Project.  In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. As a result of a project estimate update and progress achieved on design drawings, we recorded a $12 million loss in connection with this project during the fourth quarter of 2006. Subsequently, we recorded additional losses on this project of approximately $27 million in 2007 and $21 million in 2008, bringing our total estimated losses to $60 million. These additional costs are a result of identifying increased costs of materials and the related costs of freight, installation and other costs.  On March 31, 2009 we received notice of substantial completion from our customer which limits our exposure to liquidated damages.  The customer took control of the facility on April 27, 2009.  We did not incur any further losses during the first quarter of 2009.  Although we do not expect to incur additional losses on this project, it is possible that additional losses could be incurred if we exceed the amounts currently estimated for work related to final completion and warranty type items.

Escravos Project.  During the first half of 2007, we and our joint venture partner negotiated modifications to the contract terms and conditions resulting in an executed contract amendment in July 2007. The contract was amended to convert from a fixed price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006. The unamortized balance of the charge is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets. Also included in the amended contract are client determined incentives that may be earned over the remaining life of the contract. Under the terms of the amended contract, the first $21 million of incentives earned over the remaining life of the contract are not payable to us.  Since the contract was amended in July 2007, we have earned in the aggregate more than $28 million in incentives of which $7 million were recognized as of during the first quarter of 2009.

In Amenas Project. We own a 50% interest in an unconsolidated joint venture which began construction of a gas processing facility in Algeria in early 2003 known as the In Amenas project which was completed in 2006.  Five months after the contract was awarded in 2003, the client requested the joint venture to relocate to a new construction site as a result of soil conditions discovered at the original site.  In May 2006, the joint venture filed for arbitration with the International Chamber of Commerce (“ICC”) claiming recovery of $129 million and extension of time for filing of liquidated damages and a damage claim totaling $30 million.  The arbitration hearing occurred in 2006.  As of December 31, 2008, our share of the claim receivable recorded by the joint venture was $33 million.  There were no significant adjustments to the In Amenas claim receivable balance since 2006.  During the first quarter of 2009, we received a ruling on the claim brought forth by the joint venture against the client.  Although the joint venture was awarded recovery of relocation costs thereon of approximately $33 million, it did not prevail on the claim for extension of time for filing of liquidated damages and other damage claims.  As a result of the ruling, we recognized a loss of approximately $15 million during the first quarter of 2009 which is recorded in “Equity in earnings of unconsolidated affiliates.”

Index

For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate general and administrative expenses and other non-operating income and expense items.

 Revenue by Business Unit

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$1,457	$1,368	$89	7%
U.S. Government —Americas Operations	129	121	8	7%
International Operations	143	195	(52)	(27)%
Total G&I	1,729	1,684	45	3%

Upstream:
Gas Monetization	655	445	210	47%
Oil & Gas	96	166	(70)	(42)%
Total Upstream	751	611	140	23%

Services	569	108	461	427%
Downstream	113	100	13	13%
Technology	20	19	1	5%
Ventures	8	(3)	11	367%
Other	10	—	10	—%
Total revenue	$3,200	$2,519	$681	27%

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

Index

Income (loss) by Business Unit

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$62	$69	$(7)	(10)%
U.S. Government —Americas Operations	16	1	15	1500%
International Operations	35	39	(4)	(10)%
Total job income	113	109	4	4%
Divisional overhead	(32)	(29)	(3)	(10)%
Total G&I business unit income	81	80	1	1%
Upstream:
Gas Monetization	65	41	24	59%
Oil & Gas	18	75	(57)	(76)%
Total job income	83	116	(33)	(28)%
Divisional overhead	(10)	(11)	1	9%
Total Upstream business unit income	73	105	(32)	(30)%
Services:
Job income overhead	44	16	28	175%
Divisional overhead Divisional overhead	(20)	(3)	(17)	(567)%
Total Services business unit income	24	13	11	85%
Downstream:
Job income overhead	6	12	(6)	(50)%
Divisional overhead Divisional overhead	(6)	(4)	(2)	(50)%
Total Downstream business unit income	—	8	(8)	(100)%
Technology:
Job income overhead	9	10	(1)	(10)%
Divisional overhead Divisional overhead	(6)	(5)	(1)	(20)%
Total Technology business unit income	3	5	(2)	(40)%
Ventures:
Job income (loss) overhead	8	(3)	11	367%
Gain on sale of assets	2	—	2	—
Divisional overhead Divisional overhead	—	(1)	1	100%
Total Ventures business unit income (loss)	10	(4)	14	350%
Other:
Job income overhead	3	—	3	—
Divisional overhead Divisional overhead	(2)	—	(2)	—
Total Other business unit income (loss)	1	—	1	—

Total business unit income	$192	$207	$(15)	(7)%
Unallocated amounts:
Labor costs absorption (1) overhead	1	3	(2)	(67)%
Corporate general and administrative Divisional overhead	(49)	(56)	7	13%
Total operating income	$144	$154	$(10)	(6)%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Government and Infrastructure.  Revenue from our Middle East Operations increased approximately $90 million in the first quarter of 2009 over the same period in the prior year largely as a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract.  The higher volume is primarily due to maintaining combat troop levels following the U.S. military troop surge in the second half of 2007 that continues to positively impact our 2009 revenue.  We expect to provide services on certain task orders through the second half of 2010.  We were selected as one of the executing contractors of the LogCAP IV contract and the US Army is currently executing a transition plan from the LogCAP III to the LogCAP IV contract.  However, over the next 12 months, we expect our overall volume of work to decrease.  Revenue from our Americas Operations increased slightly in the first quarter of 2009 primarily as a result of increased activity on the CENTCOM project as well as work obtained through the acquisition of BE&K, Inc. (“BE&K”) on July 1, 2008 which was partially offset by reductions in activity on the Los Alamos and other domestic cost reimbursable U.S. Government projects. The decrease in revenue in the first quarter of 2009 from our International Operations is largely due to reduced level of work volume on U.K. MoD projects, including the project to design, procure and construct facilities in Basra, southern Iraq, the Temporary Deployable Accommodations project and the Afghanistan ISP infrastructure project as well as and the completion of several engineering projects in Australia.

Job income from our Middle East Operations decreased in the first quarter of 2009 primarily as a result of the reduction in our LogCAP award fee accrual rate from 80% to 72% in April of 2008 and provisions for potentially unallowable costs. Job income from our Americas Operations in 2008 increased primarily due to the $12 million loss recognized in the first quarter of 2008 on our U.S. Embassy project in Macedonia which did not recur in the first quarter of 2009.  Job income from our International Operations decreased in the first quarter of 2009 due to lower volume on several projects, including the Allenby & Connaught project and several other projects for the U.K. MoD.

Divisional overhead expenses incurred in the first quarter of 2009 by the G&I business unit increased primarily due to lower recovery of overhead expenses resulting from decreased activity as well as higher bid and proposal activities.

Upstream.   Revenues in our Gas Monetization Operations increased in the first quarter of 2009 primarily due to increased activity from several Gas Monetization projects, including the Escravos GTL and Skikda LNG projects as they reach peak activity levels during the quarter. Revenue from these two projects increased an aggregate $255 million in the first quarter of 2009 over the same quarter in the prior year.  Partially offsetting these 2009 increases in Gas Monetization revenues were decreases in revenue of approximately $92 million in the aggregate for the Yemen LNG, Pearl GTL and Gorgon LNG projects primarily due to lower progress in 2009 as compared to 2008. In our Oil and Gas Operations, in the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our projects performed for PEMEX, EPC 28, which contributed significantly to the decrease in revenues during the first quarter of 2009.  In addition, one of our Algerian joint ventures received an arbitration award related to the In Amenas project resulting in an $11 million decrease to revenue in the first quarter of 2009.

Job income in our Gas Monetization Operations in the first quarter of 2009 increased a combined $24 million on the Skikda LNG and Escravos GTL.  Job income increased an additional $16 million during the first quarter of 2009 as a result of the reversal of amounts accrued as payable for certain fees related to the NLNG projects in Nigeria due to events that occurred during the quarter.  These increases in 2009 Gas Monetization job income were partially offset by lower activity on the Pearl GTL project and an increase in project costs on another LNG project due to schedule delays and lower levels of activity as the project nears completion resulting in an aggregate decrease of $14 million to job income. In our Oil and Gas Operations, job income in 2008 included a $51 million favorable arbitration award related to the EPC 28 project performed for PEMEX.  Also, contributing to the decrease in Oil and Gas Operations was one of our Algerian joint ventures that received an unfavorable arbitration award related to the In Amenas project resulting in a $15 million decrease to job income in the first quarter of 2009.

Services.   Services business unit revenues increased in the first quarter of 2009 primarily due to business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $431 million of revenue.  Additionally, revenue in the first quarter of 2009 from our Services legacy operations increased as a result of continued growth in our North American Construction operations.  North American Construction revenues in the first quarter of 2009 increased approximately $31 million as a result of increased activity on several recently awarded projects including the Borger project in Texas.

Index

Job income from Services increased in the first quarter of 2009 primarily due to of the business we obtained through the acquisition of BE&K which contributed approximately $31 million to job income.  This increase to job income was partially offset in our Canadian operations due to decreased activity on the Shell Scotford Upgrader project resulting in a decrease to job income of approximately $5 million in the first quarter of 2009 as compared to the same period of the prior year.  Divisional overhead of the Services business unit in the first quarter of 2009 increased primarily as a result of the BE&K acquisition.

Downstream. In the first quarter of 2009 revenue from our Downstream operations increased by approximately $21 million as a result of a number of new refining projects awarded in the second half of 2008.  Downstream revenue increased an additional $24 million as a result of the BE&K acquisition on July 1, 2008.    Increases in revenue related to these and other projects were partially offset by a $22 million decline in revenue  on the EBIC ammonia plant project in Egypt as it nears completion and $15 million on the Yanbu export refinery project as the front end engineering design work is now completed and an overall slow down of activity on the project.

The decrease in Downstream job income in the first quarter of 2009 is primarily due to an aggregate $17 million decrease in income on the EBIC ammonia project due to a combination of the project nearing completion and delays in commissioning the plant and on the Yanbu export refinery project.  These decreases were offset by an aggregate increase of $5 million of job income in our petrochemicals operations from program management services for the Ras Tanura project and construction management services on the Saudi Kayan project in Saudi Arabia.  Furthermore, job income from the business we obtained through the acquisition of BE&K on July 1, 2008, contributed approximately $2 million to the increase in job income in the first quarter of 2009 primarily related to our chemical operations.  Job income from our refining operations increased approximately $4 million as a result of the award of several new refining projects and increases in scope on an existing refining project.

Technology.  Technology revenue increased to $20 million in the first quarter of 2009 as compared to $19 million in the first quarter of 2008.  Technology job income decreased slightly to $9 million in the first quarter of 2009 as compared to $10 million in the first quarter of 2008.  Revenues and job income were relatively flat primarily as a result of several new Syngas projects including several ammonia projects in South America offset by fewer new contract awards in our other operations.

Ventures.  Ventures job income was $8 million in the first quarter of 2009 and job loss was $3 million in the first quarter of 2008.  The increase in job income is primarily due to the adoption by two of our U.K. road project joint ventures of a favorable U.K. tax ruling related to the tax depreciation of certain assets.  The adoption resulted in an increase to Equity earnings from unconsolidated affiliates of approximately $8 million during the first quarter of 2009.  Additionally, job income during the first quarter of 2009 increased $2 million as a result of the negotiation and settlement of contingent purchase price consideration related to the sale of an 8% interest in these U.K. road project joint ventures in the second quarter of 2008.  Job loss for the first quarter of 2008 was primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia. No losses were recognized in the first quarter of 2009 as our investment in APT/Freightlink was fully written-off in 2008.

Labor cost absorption.  Labor cost absorption income was $1 million in the first quarter of 2009 and $3 million in the first quarter of 2008. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption increased in the first quarter of 2009 primarily due to lower chargeability and utilization in several of our engineering offices as well as increased cost due to the acquisition of BE&K in July 2008. Partially offsetting these increases were lower costs due to closure of one of our offices in Lagos as well as lower costs under our 2009 incentive compensation plan.

General and Administrative expense.  General and administrative expense was $49 million in the first quarter of 2009 and $56 million in the first quarter of 2008.  The decrease in the first quarter of 2009 was primarily due to net nonrecurring costs of approximately $7 million in the first quarter of 2008, which included costs related to the deployment of our HR/Payroll instance of SAP together with a charge from Halliburton for access to their HR/Payroll system which we used historically pursuant to the Master Separation agreement as well as costs accrued for sales and use tax for periods that were under audit in 2008.  These decreases were partially offset by adjustments recorded in the first quarter of 2008 for our 2007 short term incentive program reflecting the final determination of certain discretionary amounts made by our compensation committee in the first quarter of 2008 and other adjustments.

Index

Non-operating items

Net interest income was $1 million in the first quarter of 2009 and $16 million in the first quarter of 2008.  Interest income decreased significantly in the first quarter as a result of the decrease in our average cash and equivalents balance to approximately $1.0 billion in the first quarter of 2009 as compared to average cash balance of $1.9 billion in the first quarter of 2008.  Additionally, interest rates earned on our invested cash declined significantly for the first quarter of 2009 compared to the first quarter of 2008 as a result of the current economic conditions, which further contributed to the decrease in interest income.  The decrease in our cash and equivalents balance is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases of $212 million since the first quarter of 2008.

We had foreign currency gains of $5 million in the first quarter of 2009 and foreign currency losses of $3 million in the first quarter of 2008.  The foreign currency gains in the first quarter of 2009 were primarily related to the net revaluation gain on our net liability position in our foreign operations related to the strengthening of the U.S. dollar against most major foreign currencies, which include the Euro, Algerian dinar and Japanese yen.  Some of these positions were not fully hedged.  The foreign currency losses incurred in 2008 were primarily related to the net revaluation loss of our overall net asset position in our foreign operations related to the weakening of the U.S. dollar compared to the Euro and Japanese yen.  Some of these positions were not fully hedged.

Provision for income taxes was $48 million in the first quarter of 2009 and $60 million in the first quarter of 2008. Our effective tax rate was approximately 37% for the three months ended March 31, 2009 and 36% for the three months ended March 31, 2008.  Our effective tax rate for the first quarter of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.  Our effective tax rate for the first quarter of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $2.2 billion at March 31, 2009 and $2.4 billion at December 31, 2008. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interest includes 100% of the backlog associated with those joint ventures and totaled $2.8 billion at March 31, 2009 and $3.1 billion at December 31, 2008.

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

Index

Backlog(1)
(in millions)

	March 31, 2009	December 31, 2008
G&I:
U.S. Government - Middle East Operations	$853	$1,428
U.S. Government - Americas Operations	528	600
International Operations	1,385	1,446
Total G&I	$2,766	$3,474
Upstream:
Gas Monetization	5,802	6,196
Oil & Gas	207	260
Total Upstream	$6,009	$6,456
Services	2,635	2,810
Downstream	584	578
Technology	119	130
Ventures	645	649
Total backlog for continuing operations	$12,758	$14,097

________________________
(1)
Our G&I business unit’s total backlog attributable to firm orders was $2.6 billion at March 31, 2009 and $3.3 billion at December 31, 2008. Our G&I business unit’s total backlog attributable to unfunded orders was $160 million at March 31, 2009 and $196 million as of December 31, 2008.

We estimate that as of March 31, 2009, 62% of our backlog will be complete within one year. As of March 31, 2009, approximately 22% of our backlog was attributable to fixed-price contracts and 78% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Backlog in our G&I business unit decreased primarily as a result of the net work-off on the LogCAP III contract in our Middle East operations.  As of March 31, 2009, backlog in our G&I business unit includes approximately $848 million for our continued services under the LogCAP III contract and $1.0 billion related to the Allenby & Connaught for the U.K. Ministry of Defence in our International operations.

Backlog in our Upstream business unit decreased primarily as a result of work-off on several Gas Monetization projects including the Pearl GTL, Escravos GTL, Yemen LNG and Skikda projects.  As of March 31, 2009, our Gas Monetization backlog included $2.1 billion on the Escravos LNG project and $2.7 billion on the Skikda LNG project.

Liquidity and Capital Resources

Cash and equivalents totaled $921 million at March 31, 2009 and $1.1 billion at December 31, 2008, which included $154 million and $175 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and that we consolidate for accounting purposes.  The use of these cash balances in consolidated joint ventures is limited to the joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures.  In addition, cash and equivalents includes $57 million and $179 million as of March 31, 2009 and December 31, 2008, respectively, of cash from advance payments that are not available for other projects related to a contract in progress that is not executed through a joint venture..  We expect to use the cash and equivalents advanced on this project to pay project costs.

Our Revolving Credit Facility has a total capacity of $930 million and is available for cash working capital needs and letters of credit to support our operations.  Letters of credit issued in support of our operations reduce the Revolving Credit Facility capacity on a dollar-for-dollar basis.  Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin.  The applicable margin will vary based on our utilization spread.  At March 31, 2009, we had zero cash draws and $527 million in letters of credit issued and outstanding, which reduced the availability under the Revolving Credit Facility to $403 million.  In addition, we pay a commitment fee on any unused portion of the credit line under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum depending upon the level of total capacity utilized.

Index

Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make.  Further, the Revolving Credit Facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced.  In January 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility which (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed a total of $400 million in the aggregate.  As of March 31, 2009, we have the capacity to pay additional dividends or repurchase shares in the amount of $147 million after dividends paid and shares repurchased in 2009.

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0.  At March 31, 2009 and December 31, 2008, we were in compliance with these ratios and other covenants.

Operating activities.  Cash used in operations was $172 million in the first quarter of 2009 compared to cash provided by operations of $68 million in the first quarter of 2008.  Cash from advanced payments held by our joint venture projects that we consolidate for accounting purposes decreased from $175 million at December 31, 2008 to $154 million at March 31, 2009.  Cash related to advanced payments on a contract in progress decreased from $179 million at December 31, 2008 to $57 million at March 31, 2009.  These decreases in joint venture and project related cash balances represent funding of $143 million to these projects during the first quarter of 2009.  Our working capital requirements for our Iraq-related work increased from $76 million at December 31, 2008 to $186 million at March 31, 2009, further reducing cash by approximately $110 million. Offsetting these cash decreases were increases of $30 million in dividends we received from our unconsolidated joint ventures, which are accounted for using the equity method of accounting.

Cash provided by operating activities was $68 million in the first quarter of 2008 due mainly to earnings sources including the payment from PEMEX related to the EPC 22 arbitration award of $79 million.

Investing activities. Cash used by investing activities for the first three months of 2009 totaled $5 million in the first three months of 2009 compared to $15 million during the first three months of 2008.  Capital expenditures were $7 million and $8 million for the first three months of 2009 and 2008, respectively.

During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  The additional interest was purchased from an existing shareholder for approximately $8 million in cash.

Financing activities.  Cash used in financing activities for the first three months of 2009 totaled $41 million which was entirely related to $16 million of payments to reacquire 1.2 million shares of our common stock and $25 million related to dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures.  Cash used in financing activities was $7 million for the first three months of 2008 and primarily related to payments of dividends to minority shareholders.

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

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.  In addition, we will use cash to fund share repurchases, cash dividends, capital expenditures, pension obligations, operating leases and various other obligations, as they arise.

Index

The capital expenditures budget for 2009 is approximately $65 million, and primarily relates to information technology, real estate and equipment/facilities to be used in our business units.  However, we continue to look for opportunities to reduce our 2009 expected capital expenditures in the current economic environment.

In December 2008, our Board of Directors authorized a new share repurchase program pursuant to which we will repurchase shares in the open market to reduce and maintain, over time, our outstanding shares at approximately 160 million shares.

On December 17, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on April 15, 2009 to shareholders of record on March 13, 2009.  The dividend payment was approximately $8 million and is included in other current liabilities as of March 31, 2009.  Any future dividend declarations will be at the discretion of our Board of Directors.

Other obligations.   We had commitments to provide funds to our privately financed projects of $59 million as of March 31, 2009 and $64 million as of December 31, 2008. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities or due to losses incurred by them.  At March 31, 2009, approximately $16 million of the $59 million in commitments are current.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $63 million at March 31, 2009.  Approximately $53 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2009.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit and surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.3 billion in committed and uncommitted lines of credit to support letters of credit and as of March 31, 2009, we had utilized $592 million of our credit capacity.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

As of March 31, 2009, we had approximately $933 million in letters of credit outstanding, of which $527 million were issued under our Revolving Credit Facility and $341 million were issued under various Halliburton facilities and/or are irrevocably and unconditionally guaranteed by Halliburton.  Of the total outstanding, $341 million relate to our joint venture operations.  At March 31, 2009, $72 million of the $933 million outstanding letters of credit have terms that could entitle a bank to require cash collateralization on demand.  Approximately $435 million of the $527 million relates to letters of credit issued under our Revolving Credit Facility which have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  Currently, our intention is to further increase the capacity of and extend the original maturity date of the Revolving Credit Facility which we intend to complete in 2009.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Halliburton has guaranteed letters of credit and surety bonds and provided parent company guarantees primarily related to our financial commitments.  We expect to cancel these letters of credit and surety bonds as we complete the underlying projects. Since the separation from Halliburton we have been engaged in discussions with surety companies and have arranged lines with multiple firms for our own standalone capacity.  Since the arrangement of this stand alone capacity, we have been primarily sourcing surety bonds from our own capacity without additional Halliburton credit support.  We believe our current surety bond capacity is adequate to support our current backlog of projects and prospective projects for the next twelve months.

We are pursuing several large projects that, if awarded to us will likely require us to issue letters of credit that could be large in amount.  The current capacity of our Revolving Credit Facility is not adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities or those guaranteed by Halliburton and issue letters of credit for projects that we are currently pursuing should they be awarded to us.  In addition, we would not be able to make working capital borrowings against the Revolving Credit Facility if the availability is fully reduced by issued letters of credit. We are currently working to increase our credit capacity.

Index

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R.  These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed.  The carrying value of our investments in privately financed project entities totaled $59 million at March 31, 2009 and $51 million and December 31, 2008.  Our equity in earnings (losses) from privately financed project entities totaled $12 million and $5 million for the quarters ending March 31, 2009 and 2008, respectively.

Other factors affecting liquidity

Government claims.  We had unapproved claims for costs incurred under various government contracts totaling $67 million at March 31, 2009 and $73 million at December 31, 2008.  The unapproved claims outstanding are considered to be probable of collection and have been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed.  We understand that our customer is actively seeking funds that have been or will be appropriated to the DoD that can be obligated on our contract.

Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays.  These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct.   Each contract defines the conditions under which a customer may make a claim for liquidated damages.  However, in many instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract.

During the first quarter of 2009, one of our joint ventures experienced a delay that extended the expected completion date of a plant. The joint venture is working with the client to determine the exact cause of the delay and the amount of liability, if any, the joint venture may have incurred with respect to schedule related liquidated damages.  We believe the joint venture is entitled to a change order for an extension of time sufficient to alleviate its exposure to liquidated damages related to this delay.

We had not accrued for liquidated damages related to several projects including the exposure described in the above paragraph totaling $58 million at March 31, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

In February 2009, one of our subsidiaries pleaded guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ.  The terms of the plea agreement with the DOJ call for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity while we will pay $20 million in quarterly payments over the next two years.  We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which were paid by Halliburton under the terms of the indemnity.  During the first quarter of 2009, Halliburton paid its first two installments to the DOJ in the amount of $97 million and paid in full the $177 million due to the SEC.  We paid our first installment to the DOJ in the amount of $3 million in the first quarter of 2009.

Index

Worldwide economic conditions and financial market crisis.  The financial market credit crisis and the resulting current worldwide economic downturn have significantly impacted and continue to impact the capital and credit markets.  Although it is presently not possible to determine the full impact this situation may have on us in the future, to date we have not experienced any significant impact to our business as a result of these conditions. The following is a discussion of some of the risks and possible consequences:

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

•
The economic downturn could adversely affect our future operating results and cash flows resulting in future impairments of our goodwill.  At March 31, 2009 we had goodwill of $695 million.  We test goodwill for impairment annually or more frequently if a triggering event occurs. Our impairment testing in 2008 indicates that our goodwill has not been impaired.

•
The economic downturn has negatively impacted the value of the assets in the defined benefit pension plans that we sponsor and we expect increased funding requirements to these pension plans in the future.

•
Our Revolving Credit Facility is provided by a syndicate of 23 banks, one of which was the subject of a recent bankruptcy as a result of the recent financial market credit crisis. This bank provides $40 million, or approximately 4%, of the total credit under this facility. To date, there have been no performance demands made on this participating bank either by us or the syndicate agent bank.  We continue to review our options to replace this participating bank in our Revolving Credit Facility, which could include replacing this participating bank with another existing syndicate bank or a new bank.  Although we have $403 million remaining capacity under this facility at March 31, 2009, we rely on this facility to help fund our letter of credit needs as well as a potential source of funding for acquisition transactions and working capital.  The inability of one or more banks in the consortium to meet its commitment under the credit facility could impede our future growth.  After reviewing the credit worthiness of the banks in the consortium, we have no reason to believe that access to the credit facility is materially at-risk.

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 6 and 7 to the condensed consolidated financial statements.

Index

Environmental Matters

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At March 31, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $14 million.

New Accounting Standards

On January 1, 2009, we adopted SFAS No.141(R) (as amended), “Business Combinations,” (“SFAS 141(R)”), which replaces FASB Statement No. 141.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows because it was adopted on a prospective basis as required by the statement.

On January 1, 2009, we adopted SFAS No. 160 (as amended), “Noncontrolling Interests in Consolidated Financial Statement as amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners in our statements of income and comprehensive income.  The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

On January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, the related accounting for derivative instruments and related hedged items, as well as the related hedged items affect on a entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS 161 need not be applied to immaterial items.  The adoption of this statement did not require us to expand our disclosures on derivatives and hedging activities.

Index

In March 2008, the FASB issued FSP SFAS 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” which amends SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This Statement was developed in response to concerns expressed by users of financial statements about their need for more information about pension plan assets, obligations, benefit payments, contributions, and net benefit cost.  The FSP is intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets.  The disclosures about plan assets are effective for fiscal years ending after December 15, 2009.

On January 1, 2009 we adopted FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information related to various commitments and contingencies is described in Notes 6 and 7 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings and the information discussed therein is incorporated herein.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
In December 2008, our Board of Directors authorized a new share repurchase program pursuant to which we will repurchase shares in the open market and through stock swap exercises to reduce and maintain, over time, our outstanding shares at approximately 160 million shares.  This share repurchase program expires December 31, 2009.  We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934.   The share repurchases were funded through our current cash position.

No shares were repurchased in 2008 under the new program.  In the first quarter of 2009, we repurchased 1.2 million shares at a cost of $16 million.  Since we began our share repurchase programs in 2008, we have repurchased a total of 9.6 million shares for $212 million.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 5, 2009 –
February 17, 2009	26,690	$14.79	—	1,793,654
March 2, 2009 –
March 31, 2009	1,211,755	$13.14	1,184,200	581,899
Total	1,238,445	$13.18	1,184,200	—

(1)
The total number of shares purchased includes 54,245 shares surrendered or deemed surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards.  The repurchased amount in March 2009 was 27,555 at an average price of $13.29 per share.

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

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBR, INC.

/s/ T. Kevin DeNicola	/s/ John W. Gann, Jr.
T. Kevin DeNicola	John W. Gann, Jr.
Chief Financial Officer	Vice President and Chief Accounting Officer

Date: April 30, 2009