Form 10-Q
period 2009-06-30
KBR, INC.
filed 2009-07-30
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Yes ☐      No ☒

As of July 24, 2009, 160,409,258 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Services	$3,075	$2,658	$6,254	$5,156
Equity in earnings of unconsolidated affiliates, net	26	—	47	21
Total revenue	3,101	2,658	6,301	5,177
Operating costs and expenses:
Cost of services	2,910	2,518	5,919	4,827
General and administrative	54	52	103	108
Gain on sale of assets	—	(2)	(2)	(2)
Total operating costs and expenses	2,964	2,568	6,020	4,933
Operating income	137	90	281	244
Interest income, net	—	9	1	25
Foreign currency gains (losses), net	(4)	1	1	(2)
Other non-operating expense	(1)	—	(1)	—
Income before income taxes and noncontrolling interests	132	100	282	267
Provision for income taxes	(49)	(36)	(104)	(96)
Net income	83	64	178	171
Less : Net income attributable to noncontrolling interests	(16)	(16)	(34)	(25)
Net income attributable to KBR	$67	$48	$144	$146

Net income attributable to KBR per share:
Basic	$0.42	$0.28	$0.90	$0.86
Diluted	$0.42	$0.28	$0.89	$0.86

Basic weighted average common shares outstanding	160	169	160	169
Diluted weighted average common shares outstanding	161	171	161	170

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and equivalents	$1,077	$1,145
Receivables:
Accounts receivable (less allowance for bad debts of $20 and $19)	1,398	1,312
Unbilled receivables on uncompleted contracts	751	835
Total receivables	2,149	2,147
Deferred income taxes	183	107
Other current assets	530	743
Total current assets	3,939	4,142
Property, plant, and equipment, net of accumulated depreciation of $248 and $224	245	245
Goodwill	698	694
Intangible assets, net	64	73
Equity in and advances to related companies	215	185
Noncurrent deferred income taxes	190	167
Unbilled receivables on uncompleted contracts	134	134
Other assets	162	244
Total assets	$5,647	$5,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,272	$1,387
Due to former parent, net	54	54
Advance billings and unearned revenue on uncompleted contracts	424	519
Reserve for estimated losses on uncompleted contracts	61	76
Employee compensation and benefits	324	320
Other current liabilities	532	680
Current liabilities related to discontinued operations, net	6	7
Total current liabilities	2,673	3,043
Noncurrent employee compensation and benefits	429	403
Other noncurrent liabilities	235	333
Noncurrent income tax payable	46	34
Noncurrent deferred tax liability	64	37
Total liabilities	3,447	3,850

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,307,802 and 170,125,715 shares issued, and 160,401,131 and 161,725,715 shares outstanding	—	—
Paid-in capital in excess of par	2,099	2,091
Accumulated other comprehensive loss	(428)	(439)
Retained earnings	732	596
Treasury stock, 9,906,671 shares and 8,400,000 shares, at cost	(217)	(196)
Total KBR shareholders’ equity	2,186	2,052
Noncontrolling interests	14	(18)
Total shareholders’ equity	2,200	2,034
Total liabilities and shareholders’ equity	$5,647	$5,884

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$83	$64	$178	$171
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments	14	(1)	10	(2)
Pension liability adjustment	4	2	10	2
Net unrealized gain (loss) on investments and derivatives	1	1	(2)	1
Total other comprehensive income, net of tax	19	2	18	1
Comprehensive income	102	66	196	172
Less: Comprehensive income attributable to noncontrolling interests	(21)	(16)	(41)	(23)
Comprehensive income attributable to KBR	$81	$50	$155	$149

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$178	$171
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28	17
Equity in earnings of unconsolidated affiliates	(47)	(21)
Deferred income taxes	(33)	23
Other	2	(42)
Changes in operating assets and liabilities:
Receivables	(65)	(234)
Unbilled receivables on uncompleted contracts	70	1
Accounts payable	(125)	63
Advanced billings and unearned revenue on uncompleted contracts	(79)	(309)
Accrued employee compensation and benefits	4	(51)
Reserve for loss on uncompleted contracts	(16)	(12)
Collection of advances from unconsolidated affiliates, net	3	57
Distribution of earnings from unconsolidated affiliates, net	17	76
Other assets	(1)	(105)
Other liabilities	56	82
Total cash flows used in operating activities	(8)	(284)
Cash flows from investing activities:
Capital expenditures	(16)	(16)
Acquisition of businesses, net of cash acquired	—	(11)
Other investing activities	3	3
Total cash flows used in investing activities	(13)	(24)
Cash flows from financing activities:
Payments to reacquire common stock	(21)	—
Net proceeds from issuance of common stock	—	2
Excess tax benefits from stock-based compensation	—	2
Payments of dividends to shareholders	(16)	(9)
Distributions to noncontrolling shareholders, net	(9)	(12)
Other financing activities	(13)	—
Total cash flows used in financing activities	(59)	(17)
Effect of exchange rate changes on cash	12	20
Decrease in cash and equivalents	(68)	(305)
Cash and equivalents at beginning of period	1,145	1,861
Cash and equivalents at end of period	$1,077	$1,556

Noncash operating activities
Other assets (see Note 7)	$322	$—
Other liabilities (see Note 7)	$(322)	$—
Noncash financing activities
Dividends declared or payable	$8	$9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows.  Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2009 or any other future periods.  We have evaluated subsequent events for potential recognition or disclosure in the financial statements through our Form 10-Q issuance date of July 30, 2009.

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

Effective January 1, 2009, we adopted FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  Noncontrolling interests in consolidated subsidiaries in our condensed consolidated balance sheets represent noncontrolling shareholders’ proportionate share of the equity in our consolidated subsidiaries.  Noncontrolling interest in consolidated subsidiaries is adjusted each period to reflect the noncontrolling shareholders’ allocation of income or the absorption of losses.  FAS 160 requires that losses be attributed to the noncontrolling interest without regard to the noncontrolling shareholders obligation to fund their share of the losses.  As of December 31, 2008 and June 30, 2009, the noncontrolling shareholders in all of our consolidated subsidiaries were obligated to fund their share of any losses.

Note 2.  Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period.  Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2009	2008	2009	2008
Basic weighted average common shares outstanding	160	169	160	169
Dilutive effect of:
Stock options and restricted shares	1	2	1	1
Diluted weighted average common shares outstanding	161	171	161	170

No adjustments to net income were made in calculating diluted earnings per share for the three and six months ended June 30, 2009 and 2008.  The diluted earnings per share calculation did not include 2.8 million and 2.6 million antidilutive weighted average shares for the three and six months ended June 30, 2009, respectively.  The number of antidilutive weighted average shares was not material for the three and six months ended June 30, 2008.

Note 3.  Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts recorded as “Unbilled receivables on uncompleted contracts” as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
Millions of dollars	2009	2008
Probable unapproved claims	$124	$133
Probable unapproved change orders	—	5
Probable unapproved claims related to unconsolidated subsidiaries	—	33
Probable unapproved change orders related to unconsolidated subsidiaries	2	5

As of June 30, 2009, the probable unapproved claims, including those from unconsolidated subsidiaries, primarily related to three completed contracts.  See Note 6 for a discussion of United States government contract claims, which are not included in the table above.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $120 million at June 30, 2009 and $130 million at December 31, 2008, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

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

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia.  We recorded losses of $21 million in 2008, bringing our total losses to $60 million.  On March 31, 2009 we received notice of substantial completion from our customer which ended our exposure to liquidated damages.  The customer took control of the facility on April 27, 2009.  We have not incurred any further losses since 2008.  Although we do not expect to incur additional losses on this project, it is possible that additional losses could be incurred if we exceed the amounts currently estimated for warranty type items.

PEMEX Arbitration

In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico.  The three contracts were known as Engineering, Procurement and Construction (EPC) 1, EPC 22 and EPC 28, respectively.  All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes.  PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.  We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 and 2005 claiming recovery of damages for EPC 22 and 28.  We received favorable arbitration awards for EPC 22 and 28 in 2007 and 2008, and subsequently negotiated settlements and received payment from PEMEX in 2008.  In the first quarter of 2008, we recognized a gain of $51 million related to our settlement of EPC 28 with PEMEX.

We filed for arbitration with the ICC in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million.  The EPC 1 arbitration hearings were held in November 2007, and a decision from the ICC is expected to be reached in the second half of 2009.  The costs incurred related to EPC 1 continue to be classified as a probable claim receivable with no significant adjustments to the claim amount since 2004.  Based on facts known by us as of June 30, 2009, we believe that the remaining EPC 1 counterclaims referred to above, filed by PEMEX, are without merit and have concluded there is no reasonable possibility that a loss has been incurred.  No amounts have been accrued for these counterclaims at June 30, 2009.

In Amenas Project

We own a 50% interest in an unconsolidated joint venture which began construction of a gas processing facility in Algeria in early 2003 known as the In Amenas project which was completed in 2006.  Five months after the contract was awarded in 2003, the client requested the joint venture to relocate to a new construction site as a result of soil conditions discovered at the original site.  The joint venture subsequently filed for arbitration with the ICC claiming recovery of $129 million.  During the first quarter of 2009, we received a ruling on the claim brought forth by the joint venture against the client.  Although the joint venture was awarded recovery of relocation costs thereon of approximately $33 million, it did not prevail on the claim for extension of time for filing of liquidated damages and other damage claims.  As a result of the ruling, we recognized a loss of approximately $15 million during the first quarter of 2009 which is recorded in “Equity in earnings of unconsolidated affiliates.”  The loss represents the difference in the amount awarded by the ICC and the amount initially recorded in 2006.

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

The table below presents information on our business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2009	2008	2009	2008
Revenue:
Government and Infrastructure	$1,567	$1,707	$3,296	$3,391
Upstream	787	699	1,538	1,310
Services	588	129	1,157	237
Other	159	123	310	239
Total revenue	$3,101	$2,658	$6,301	$5,177
Operating segment income:
Government and Infrastructure	$80	$63	$161	$143
Upstream	65	39	138	144
Services	29	17	53	30
Other	20	21	34	30
Operating segment income (a)	$194	$140	$386	$347
Unallocated amounts:
Labor cost absorption (b)	(3)	2	(2)	5
Corporate general and administrative	(54)	(52)	(103)	(108)
Total operating income	$137	$90	$281	$244
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

Note 5.  Committed and Restricted Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by our joint ventures that we consolidate for accounting purposes.  The use of these cash balances is limited to joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures.  Cash from advanced payments held by our joint ventures that we consolidate for accounting purposes totaled approximately $225 million at June 30, 2009 and $175 million at December 31, 2008.  Cash and equivalents also includes $96 million at June 30, 2009 and $179 at December 31, 2008, of cash from advance payments that are not available for other projects related to a contract in progress that is not executed through a joint venture.

Included in “Other current assets” and “Other assets” at June 30, 2009 is restricted cash in the amounts of $3 million and $12 million, respectively.  Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit.

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

Award fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs.  The LogCAP III customer is contractually obligated to periodically convene Award Fee Evaluation Boards to determine the amount of award fees to be granted to us. Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although the criteria have historically been used by the Award Fee Evaluation Boards as a guideline in establishing the actual amounts of award fees paid to us, the amount of award fees are determined at the sole discretion of the Award Fee Determining Official.

We recognize award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% of the total amount of possible award fees, as a result of the rate of actual award fees received in that year. No Award Fee Evaluation Boards have been held for our Iraq based work on LogCAP III since June 2008, which evaluated our performance for the period of January 2008 through April 2008; however, we have not received the results of the award fee determination per that meeting.  Accordingly, we have not received any awards in Iraq since the period of performance beginning January 1, 2008 and our award fees recognized since that date are based on our estimated accrual rates.  The 80% accrual rate continued to be applied through April 30, 2008. Beginning in May 2008, based on our assessments of monthly non-binding client evaluations of our performance, we reduced our award fee accrual rate from 80% to 72% of the total possible award fees, and have continued to use 72% as our accrual rate through June 30, 2009.  At June 30, 2009, approximately $103 million is recorded in unbilled receivables as our estimate of award fees.  The customer has not established the date of the next Award Fee Evaluation Board, but we anticipate that it could occur in the second half of 2009.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our revenue will be adjusted accordingly.

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

 In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated, but we believe that they should be less than 6% of the total subcontractor costs. In October 2007, we filed a claim to recover the amounts withheld which was deemed denied as a result of no response from the contracting officer. In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals to recover the amounts withheld, and that appeal is currently in the discovery process. The matter is also the subject of an ongoing investigation by the DOJ.  At this time, the likelihood that a loss related to this matter has been incurred is remote. As of June 30, 2009, we had not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information.  We have not received a final determination by the DCMA. As of June 30, 2009, approximately $55 million of costs have been suspended related to this matter of which $32 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities.  In the third quarter of 2006, the DCAA raised questions regarding $95 million of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  In the fourth quarter of 2007, the DCAA suspended payment for $11 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  In the first quarter of 2008, the DCAA suspended payment for an additional $53 million of costs until such time we provide documentation to support the price reasonableness of the rates negotiated with the subcontractor.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. As of June 30, 2009, we filed five claims to recover approximately $66 million of amounts previously withheld from us by the customer.  We subsequently filed claims in the U.S. Court of Federal Claims to recover approximately $52 million of these amounts as they were deemed denied as a result of no response from the DCMA.  With respect to questions raised regarding billing in accordance with contract terms, as June 30, 2009, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.

Kosovo fuel.  In April 2007, the DOJ issued a letter alleging the theft in 2004 and subsequent sale of diesel fuel by KBR employees assigned to Camp Bondsteel in Kosovo. In addition, the letter alleges that KBR employees falsified records to conceal the thefts from the Army. The total value of the fuel in question is estimated by the DOJ at approximately $2 million based on an audit report issued by the DCAA. We believe the volume of the alleged misappropriated fuel is significantly less than the amount estimated by the DCAA. We responded to the DOJ that we had maintained adequate programs to control, protect, and preserve the fuel in question. We further believe that our contract with the Army expressly limits KBR’s responsibility for such losses.  In April 2009, the DOJ informed us that they have closed their file on the matter and we believe the matter is now resolved.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of June 30, 2009, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Claims

Our unapproved claims for costs incurred under various government contracts totaled $61 million at June 30, 2009 and $73 million at December 31, 2008.  The unapproved claims outstanding at June 30, 2009 and December 31, 2008 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program which were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which is currently in the discovery process.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of June 30, 2009, no amounts have been accrued.

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

First Kuwaiti arbitration

In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $121 million as of June 30, 2009. This matter is in the early stages of the arbitration process.  No amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morrell, Inc. d/b/a The Event Source vs. KBR, Inc.

TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES has sued KBR in Federal Court in Virginia for breach of contract and tortuous interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. KBR denies these allegations. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES now seeks to overturn that settlement and release, claiming that KBR misrepresented the facts.  TES seeks $36 million in compensatory and unspecified punitive damages in its suit. The trial was completed in June 2009 and we expect a ruling from the court in the third quarter of 2009.  We are unable to determine the likely outcome in excess of the amount accrued for this suit at this time.

Electrocution litigation

During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers.  One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum.  It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work.  KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed.  The plaintiffs voluntarily have dismissed one suit. Discovery is in the early stages of the other case.  We are unable to determine the likely outcome of the remaining case at this time.  As of June 30, 2009, no amounts have been accrued.

Burn Pit Litigation

KBR has been served with 22 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract.  Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons.  The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated.  All of the pending cases have been removed to Federal Court and are subject to a pending motion to consolidate them for multi-district litigation treatment.  Discovery has been stayed pending a ruling on the motion.  We intend to vigorously defend these matters.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, or the amounts of potential loss, if any.

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid their first three installments totaling $145 million to the DOJ and $177 million to the SEC in the first half of 2009.

At June 30, 2009, the remaining obligation to the DOJ of $252 million has been classified on our consolidated balance sheet as $152 million in “Other current liabilities” and the remaining $100 million in “Other noncurrent liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $237 million has been classified on our consolidated balance sheet as $142 million in “Other current assets” and the remaining $95 million in “Other assets”.

As part of the settlement of the FCPA matters, we have agreed to the appointment of a corporate monitor for a period of up to three years.  We proposed the appointment of a corporate monitor and received approval from the DOJ in the third quarter of 2009.  We are responsible for paying the fees and expenses related to the monitor’s review and oversight of our policies and activities relating to compliance with applicable anti-corruption laws and regulations.

Under the terms of the Master Separation Agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited (“MWKL”) or, their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.

The investigations by other foreign governmental authorities are continuing.  We are aware that the U.K. Serious Frauds Office is conducting an investigation of M.W. Kellogg Limited, our 55%-owned subsidiary in the U.K., relating to the bribery of various Nigerian officials through commissions paid to agents working on the Bonny Island project.  MWKL is in the process of responding to inquiries and providing information as requested by the Serious Frauds Office (“SFO”).  The SFO investigation is prompted by the DOJ investigation of Bonny Island and the involvement, if any, of U.K. companies in the project.  Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.

Barracuda-Caratinga Project arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil.  Petrobras is a contractual representative that controls the project owner.  In November 2007, we executed a settlement agreement with the project owner to settle all outstanding project issues except for the bolts arbitration discussed below.

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  In March 2006, Petrobras notified us they submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys' fees.  Petrobras has not provided any evidentiary support or analysis for the amounts claimed as damages.  The arbitration is being conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”). Petrobras contends that all of the bolts installed on the project are defective and must be replaced.

KBR believed the original design specification for the bolts was issued by Petrobras, and as such, the cost resulting from any replacement would not be our responsibility.  A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008.  In June 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors.  The preliminary hearing concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner.   Our potential exposure would include the nominal costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective which damages and exposure we can not quantify at this time because such costs will be dependent upon the remaining legal and factual issues to be determined in the final arbitration hearings which have not yet been scheduled.  It remains to be determined whether bolts that have not failed are in fact defective.  However, we believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed to date but at this time cannot determine the amount of that liability as noted above.  For the remaining bolts at dispute in the bolt arbitration with Petrobras, at this time we can not determine that we have liability nor determine the amount of any such liability.  As a result, no amounts have been accrued.  Under the master separation agreement, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position. KBR incurred legal fees and related expenses of $2 million in 2008 related to this matter.  For the six months ended June 30, 2009, we have incurred less than $1 million in legal fees and related expenses related to this matter.

Derivative Class Action Lawsuits

In the second quarter of 2009, two shareholder derivative lawsuits were filed in the District Court of Harris County, Texas, against certain current and former officers and directors of Halliburton and KBR.  The complaints are summarized as follows:

On May 14, 2009, the Policemen and Firemen Retirement System of the City of Detroit filed a shareholder derivative action on behalf of Halliburton Company and KBR, Inc. against certain of their current and former officers and directors alleging lack of oversight at both companies enabling employees to engage in a pattern of illegal conduct, resulting in substantial losses to the companies.  The lawsuit alleges lack of internal controls to detect fraud and wrongdoing which lead to the bribing of Nigerian officials and ultimately violations of the FCPA, repeated overcharging the government for its services under federal government contracts, acceptance of illegal kickbacks and fraud under federal government contracts as well as violations of various other environmental and human rights laws. The lawsuit seeks unspecified compensatory damages on behalf of Halliburton and KBR, interest, and an award of attorney’s fees and other disbursements.  KBR has filed a notice seeking to remove the case to Federal district court and has filed a motion to dismiss the case.

On May 21, 2009, the Central Laborers’ Pension Fund filed a shareholder derivative action on behalf of Halliburton Company against certain of its current and former officers and directors alleging violations of state law, including breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets.  Also named as defendants in the lawsuit are KBR LLC and it current officers and directors.  Most of the purported allegations stem from activities relating to the DOJ’s and SEC’s FCPA investigations in Nigeria. The lawsuit seeks, among other things, compensatory damages on behalf of Halliburton in an unspecified amount, interest, and an award of attorney’s fees, experts fees, costs and expenses of litigation. KBR will answer and file special exceptions seeking a dismissal of the lawsuit.

The allegations concern events the vast majority of which occurred prior to the formation of KBR, Inc. or the appointment of its officers and directors.  We are in the process of responding to these complaints which we intend to vigorously defend.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, or of the amounts of range of potential loss, if any.

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.  To date, such provisions have been immaterial, and we believe that, as of June 30, 2009, we adequately provided for such contingencies.  However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At June 30, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $14 million.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2009, we had approximately $606 million in letters of credit and financial guarantees outstanding, of which $548 million were issued under our Revolving Credit Facility and $58 million issued under uncommitted bank lines.  We have an additional $320 million of these letters of credit issued and outstanding under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.

Other commitments

We had commitments to provide funds to our privately financed projects of $66 million as of June 30, 2009 and $64 million as of December 31, 2008. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities.  At June 30, 2009, approximately $18 million of the $66 million in commitments will become due within one year.

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

We have not accrued for liquidated damages related to several projects including the exposure described in the above paragraph totaling $42 million at June 30, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 8.  Income Taxes

Our effective tax rate for the three and six months ended June 30, 2009 was approximately 37%.  Our effective tax rate for both the three and six months ended June 30, 2008 was approximately 36%.  Our effective tax rate for the three and six months of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.  Our effective tax rate for the three and six months of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

Note 9.  Shareholders’ Equity

The following tables summarize our shareholders’ equity activities for the first six months of 2009:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	8	8	—	—	—	—
Dividends declared to shareholders	(8)	—	(8)	—	—	—
Repurchases of common stock	(21)	—	—	(21)	—	—
Distributions to noncontrolling interests	(21)	—	—	—	—	(21)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	178	—	144	—	—	34
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	10	—	—	—	6	4
Pension liability adjustment, net of tax	10	—	—	—	7	3
Net unrealized gains (losses) on derivatives	(2)	—	—	—	(2)	—
Total	196

Balance at June 30, 2009	$2,200	$2,099	$732	$(217)	$(428)	$14

The following tables summarize our shareholders’ equity activity for the first six months of 2008:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2007	$2,235	$2,070	$319	—	$(122)	$(32)
Opening balance sheet adjustment (a)	2	—	—	—	2	—

FAS 158 remeasurement date	(1)	—	(1)	—	—	—
Stock-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Tax benefit related to stock-based plans	2	2	—	—	—	—
Dividends declared to shareholders	(18)	—	(18)	—	—	—
Distributions to noncontrolling interests	(8)	—	—	—	—	(8)
Comprehensive income:
Net income	171	—	146	—	—	25
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(2)	—	—	—	(2)	—
Pension liability adjustment,	2	—	—	—	4	(2)
Net unrealized gains (losses) on derivatives	1	—	—	—	1	—
Total	172

Balance at June 30, 2008	$2,394	$2,082	$446	$—	$(117)	$(17)
_______________________
(a)
The opening balance sheet adjustment to accumulated other comprehensive loss was a charge of $2 million, net of tax as of January 1, 2008, as a result of the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Accumulated other comprehensive loss consisted of the following balances:

	June 30,	December 31,
Millions of dollars	2009	2008
Cumulative translation adjustments	$(63)	$(69)
Pension liability adjustments	(361)	(368)
Unrealized losses on investments and derivatives	(4)	(2)
Total accumulated other comprehensive loss	$(428)	$(439)

Note 10. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$16	$12	$4	$—

Derivative assets	$5	$—	$5	$—

Derivative liabilities	$8	$—	$8	$—

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

Brown & Root Condor Spa (“BRC”). BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007 to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million.  As of June 30, 2009, we have not collected the outstanding amount of $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection and we will take other actions, as deemed necessary, to collect the outstanding amounts.

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

We assess all newly created entities and those with which we become involved to determine whether such entities are variable interest entities and, if so, whether or not we are the primary beneficiary of such entities.  Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer, such as a governmental agency or a commercial enterprise, and are generally dissolved upon completion of the project or program.  Many of our long-term energy-related construction projects in our Upstream business unit are executed through such joint ventures.  Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund any losses incurred by the joint venture.  Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset post construction.

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

The following is a summary of the significant variable interest entities in which we are either the primary beneficiary or in which we have a significant variable interest:

—
during 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom.  This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt.  The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023.  The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract.  As of June 30, 2009, the joint venture had total assets of $123 million and total liabilities of $131 million.  Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is represented by our investment in the entity which was $6 million at June 30, 2009, and any future losses related to the operation of the assets.  We are not the primary beneficiary.  We account for this joint venture using the equity method of accounting;

—
we are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  We have a 25% ownership interest in each of these joint ventures and account for them by the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to us. These joint ventures are considered variable interest entities. However, we are not the primary beneficiary of these joint ventures and therefore, account for them using the equity method of accounting.  As of June 30, 2009, these joint ventures had total assets and liabilities of $1.7 billion, respectively.   Our maximum exposure to loss was $33 million at June 30, 2009, which consists primarily of our investment balances of $32 million and other receivables due from the ventures;

—
we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity.  These joint ventures are considered variable interest entities, however, we are not the primary beneficiary of the joint ventures.  We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.  As of June 30, 2009, the joint ventures had combined total assets of $268 million and total liabilities of $290 million.  Our maximum exposure to loss was zero at June 30, 2009;

—
in April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom.  In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract.  In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence.  Our performance through the construction phase is supported by $115 million in letters of credit and surety bonds totaling approximately $54 million as of June 30, 2009, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners.  The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us.  The entities in which we hold an interest are considered variable interest entities; however, we are not the primary beneficiary of these entities.  We account for our interests in each of the entities using the equity method of accounting.  As of June 30, 2009, the aggregate total assets and total liabilities of the variable interest entities were both $3.0 billion, respectively.  Our maximum exposure to project company losses as of June 30, 2009 was $77 million.  Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.  As of June 30, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $30 million and $19 million, respectively.  The $58 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $66 million remaining commitment to fund subordinated debt to the project in the future;

—
during 2005, we formed a joint venture to engineer and construct a gas monetization facility.  We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes.  At June 30, 2009, the joint venture had $450 million in total assets and $559 million in total liabilities, respectively.  There are no consolidated assets that collateralize the joint venture’s obligations.  However, at June 30, 2009, the joint venture had approximately $91 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

—
we have equity ownership in three joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities.  We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting.  At June 30, 2009, these joint ventures had aggregate assets of $641 million and aggregate liabilities of $798 million, respectively.  Our aggregate, maximum exposure to loss related to these entities was $48 million at June 30, 2009, and is comprised of our equity investments in and advances to the joint ventures;

—
we have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt.  We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility.  We own 65% of this development corporation and consolidate it for financial reporting purposes.  The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity.  The development corporation accounts for its investment in the company using the equity method of accounting.  The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us.  We are not the primary beneficiary of the variable interest entity.  As of June 30, 2009, the variable interest entity had total assets of $576 million and total liabilities of $469 million.  Our maximum exposure to loss on our equity investments at June 30, 2009 was $21 million.  As of June 30, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $21 million and zero million, respectively.  The $21 million difference between our recorded liabilities and aggregate maximum exposure to loss was related completely to our investment balance in the project as of June 30, 2009;

—
in July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar.  The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.  The joint venture is considered a variable interest entity.  We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.  As of June 30, 2009, the Pearl joint venture had total assets of $161 million and total liabilities of $126 million.

Note 12.  Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009		2008
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$2
Interest cost	1	19	1	25
Expected return on plan assets	(1)	(19)	(1)	(28)
Amortization of net loss	1	3	—	3
Curtailment	—	—	—	—
Net periodic benefit cost	$1	$3	$—	$2

	Six Months Ended June 30,
	2009		2008
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$4
Interest cost	2	37	2	50
Expected return on plan assets	(2)	(40)	(2)	(56)
Amortization of net loss	1	6	—	6
Curtailment	—	(4)	—	—
Net periodic benefit cost (benefit)	$1	$1	$—	$4

As of June 30, 2009, we contributed $8 million of the $11 million we currently expect to contribute in 2009 to our international plans.  As of June 30, 2009, we contributed $5 million of the $11 million we currently expect to contribute to our domestic plans in 2009.  The assets held by the trustee of the plans sustained significant declines in market value during 2008, the effects of which are accounted for as a component of accumulated other comprehensive loss our Condensed Consolidated Balance Sheets and our Shareholders’ Equity footnote (See Note 9).  If the market values of assets remain depressed, our levels of contribution could be impacted in future years.

In March 2009, we amended the terms and conditions of one of our international pension plans and ceased future service and benefit accruals for all plan participants.  This action meets the definition of a curtailment under FASB Statement No. 88 and resulted in a curtailment gain of approximately $4 million during the first quarter of 2009.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and six months ended June 30, 2009 and 2008.

Note 13.  Transactions with Former Parent and Other Related Party Transactions

Our balance payable to Halliburton of $54 million at June 30, 2009 and December 31, 2008, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement.

We perform many of our projects through incorporated and unincorporated joint ventures.  In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor.  Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions.  In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses.  We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method.  Total revenues from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $27 million and $62 million for the three months ended June 30, 2009 and 2008, respectively and revenues of $80 million and $115 million for the six months ended June 30, 2009 and 2008, respectively.  Income or loss from services provided to our unconsolidated joint ventures was a loss of $2 million and income of $10 million for the three months ended June 30, 2009 and 2008, respectively and a loss of $8 million and income of $18 million for the six months ended June 30, 2009, and 2008, respectively.

Note 14.  New Accounting Standards

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

Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) participate in undistributed earnings with common shareholders.  Certain KBR restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  FSP EITF 03-6-1 requires that the two-class method of computing basic EPS be applied.  Under the two-class method, KBR stock options are not considered to be participating securities.  There was no impact of significance on basic or diluted EPS for the three and six months ended June 30, 2009 and 2008 as a result of the adoption of FSP EITF 03-6-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  The Codification is effective for us during our interim period ending September 30, 2009 and will not have an impact on our financial position, results of operations or cash flows.

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

Business Environment and Results of Operations

Business Environment

Hydrocarbon Markets. We provide a full range of engineering and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, industrial, power generation and other projects.  We serve customers in the gas monetization, oil and gas, petrochemical, refining, power and chemical markets throughout the world.  Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures in our construction services.

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion.  However, the recent worldwide economic conditions, volatility in oil and gas prices and current financial market crisis have resulted in the delay of several major projects currently under development by our customers.  Many of our customers have decreased their capital expenditure budgets in the short term until the economic conditions become more favorable.  Some customers are deferring projects to take advantage of what they believe will be decreasing equipment, material and labor costs.  Although it is presently not possible to determine the impact these conditions may have on us in the future, to date we have not experienced any significant impact to our business.

North American Engineering and Construction Markets. The recent economic conditions, volatility in oil and gas prices and current financial market conditions have resulted in the delay or cancellation of large construction projects by our customers over the past year. However, we have recently experienced a modest increase in bidding and proposal activity primarily focused on generally smaller capital projects, with attention to the deferred larger projects potentially moving forward in 2010. We have experienced this modest activity increase across several markets, including power, environmental, the Canadian oil sands, and commercial buildings group primarily in our Services business unit. Our customers are using the current market conditions to identify cost savings by consolidating operations and maintenance services to reduce the number of contractors providing services on each facility, which we see as a potential opportunity for KBR.

Government Markets.  A significant portion of our G&I business unit’s current activities support the United States’ and the United Kingdoms’ operations in Iraq, Afghanistan and in other parts of the Middle East region.  These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending.  The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III contract, which was a competitively bid contract.  KBR is the only company providing services under this contract. Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders.  As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we expect our work under LogCAP III to decline.  However, we do not expect any significant decrease in spending in the region for some time due to the cost of transitioning troops, equipment and facilities.  We expect the U.K. military will also remain engaged in the region, although their focus has shifted from Iraq to Afghanistan.

In the civil infrastructure sector, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East.  In Australia, we also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure. As a result, demand is at an all time high.  With the U.S. stimulus package and similar investment strategies elsewhere, we anticipate increased opportunities. However, it is difficult to predict the availability of funding and timing for such projects and programs both domestically and internationally.

Results of Operations

LogCap Project.  We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the fourth quarter of 2009.  Although KBR is one of the executing contractors under the LogCAP IV contract, we expect our overall volume of work to decline in the near future as our customer reduces its requirement for the types and the amounts of services we provide in the region.

Backlog related to the LogCAP III contract was $613 million at June 30, 2009, and $1.4 billion at December 31, 2008.  During the almost seven-year period we have worked under the LogCAP III contract, we have been awarded 82 “excellent” ratings out of 104 total ratings.  Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded.  Once the task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In the first six months of 2009, our award fee accrual rate on this project is 72%.  At June 30, 2009, approximately $103 million is recorded in unbilled receivables as our estimate of award fees earned since the April 2008 performance period.   We expect to receive our next award fee letter from our customer in the second half of 2009.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our revenue will be adjusted accordingly.

Skopje Embassy Project.  In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia. We recorded losses of $21 million in 2008, bringing our total losses to $60 million.  On March 31, 2009 we received notice of substantial completion from our customer which ended our exposure to liquidated damages.  The customer took control of the facility on April 27, 2009.  We have not incurred any further losses since 2008.  Although we do not expect to incur additional losses on this project, it is possible that additional losses could be incurred if we exceed the amounts currently estimated for warranty type items.

In Amenas Project. We own a 50% interest in an unconsolidated joint venture which began construction of a gas processing facility in Algeria in early 2003 known as the In Amenas project which was completed in 2006.  Five months after the contract was awarded in 2003, the client requested the joint venture to relocate to a new construction site as a result of soil conditions discovered at the original site.  The joint venture subsequently filed for arbitration with the ICC claiming recovery of $129 million.  During the first quarter of 2009, we received a ruling on the claim brought forth by the joint venture against the client.  Although the joint venture was awarded recovery of relocation costs thereon of approximately $33 million, it did not prevail on the claim for extension of time for filing of liquidated damages and other damage claims.  As a result of the ruling, we recognized a loss of approximately $15 million during the first quarter of 2009 which is recorded in “Equity in earnings of unconsolidated affiliates.”  The loss represents the difference in the amount awarded by the ICC and the amount initially recorded in 2006.

For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate general and administrative expenses and other non-operating income and expense items.

 Revenue by Business Unit

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$1,301	$1,340	$(39)	(3)%
U.S. Government —Americas Operations	130	156	(26)	(17)%
International Operations	136	211	(75)	(36)%
Total G&I	1,567	1,707	(140)	(8)%

Upstream:
Gas Monetization	679	575	104	18%
Oil & Gas	108	124	(16)	(13)%
Total Upstream	787	699	88	13%

Services	588	129	459	356%
Downstream	124	101	23	23%
Technology	23	23	—	—%
Ventures	3	(1)	4	400%
Other	9	—	9	—%
Total revenue	$3,101	$2,658	$443	17%
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

Income (loss) by Business Unit

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$60	$36	$24	67%
U.S. Government —Americas Operations	14	13	1	8%
International Operations	39	45	(6)	(13)%
Total job income	113	94	19	20%
Divisional overhead	(33)	(31)	(2)	(6)%
Total G&I business unit income	80	63	17	27%
Upstream:
Gas Monetization	50	32	18	56%
Oil & Gas	26	21	5	24%
Total job income	76	53	23	43%
Divisional overhead	(11)	(14)	3	21%
Total Upstream business unit income	65	39	26	67%
Services:
Job income	49	19	30	158%
Gain on sale of assets	—	1	(1)	(100)%
Divisional overhead	(20)	(3)	(17)	(567)%
Total Services business unit income	29	17	12	71%
Downstream:
Job income	20	20	—	—
Divisional overhead	(6)	(6)	—	—
Total Downstream business unit income	14	14	—	—
Technology:
Job income	11	12	(1)	(8)%
Divisional overhead	(6)	(5)	(1)	(20)%
Total Technology business unit income	5	7	(2)	(29)%
Ventures:
Job income (loss)	2	(1)	3	300%
Gain on sale of assets	—	1	(1)	(100)%
Divisional overhead	(1)	—	(1)	—
Total Ventures business unit income	1	—	1	—
Other:
Job income	2	—	2	—
Divisional overhead	(2)	—	(2)	—
Total Other business unit income	—	—	—	—

Total business unit income	$194	$140	$54	39%
Unallocated amounts:
Labor costs absorption (1)	(3)	2	(5)	(250)%
Corporate general and administrative	(54)	(52)	(2)	(4)%
Total operating income	$137	$90	$47	52%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Government and Infrastructure.  Revenue from our Middle East Operations decreased approximately $39 million in the second quarter of 2009 over the same period in the prior year largely as a result of slightly lower volume on U.S. military support activities in Iraq as the Army continues to refocus their forces on the battlefield and redistributes forces away from forward operating bases.  We expect to continue to provide services on certain LogCAP III task orders through the second half of 2010.  However, over the next 12 months we expect our overall volume of work to decrease.  Revenue from our Americas Operations decreased $26 million in the second quarter of 2009 primarily as a result of reductions in activity on the Los Alamos project which substantially ended in 2008.  The decrease in revenue in the second quarter of 2009 from our International Operations is largely due to reduced level of work volume on U.K. MoD projects, including the project to design, procure and construct facilities in Basra, southern Iraq, the Temporary Deployable Accommodations project and the Afghanistan ISP infrastructure project as well as the completion of several engineering projects in Australia.

Job income from our Middle East Operations increased in the second quarter of 2009 primarily as a result of the $40 million charge recognized in the second quarter of 2008 related to an unfavorable jury verdict from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003.  This increase was partially offset by the reduction in our LogCAP award fee accrual rate from 80% to 72% in April of 2008 as well as lower award fees earned in the second quarter of 2009.  Job income from our Americas Operations increased an aggregate $4 million primarily due to increased activity on the CENTCOM project, a public school project in Georgia and a causeway project in Qatar.  Additionally, we recognized a $3 million charge in the second quarter of 2008 on our U.S. Embassy project in Macedonia which did not recur in the second quarter of 2009.  These increases in job income in our Americas Operations were partially offset by lower job income from the Los Alamos project which was substantially completed in late 2008.  Job income from our International Operations decreased in the second quarter of 2009 due to lower volume on several projects, including the Allenby & Connaught project and the completion of several engineering projects in Australia.

Divisional overhead expenses incurred in the second quarter of 2009 by the G&I business unit increased primarily due to lower recovery of overhead expenses resulting from decreased activity as well as higher bid and proposal activities.

Upstream.   Revenues in our Gas Monetization Operations increased in the second quarter of 2009 primarily due to increased activity from several Gas Monetization projects, including the Escravos GTL and Skikda LNG projects as they reach peak activity levels in 2009. Revenue from these two projects increased an aggregate $153 million in the second quarter of 2009 over the same quarter in the prior year.  Partially offsetting these 2009 increases in Gas Monetization revenues were decreases in revenue of approximately $63 million for the Pearl GTL project primarily due to lower progress in 2009 as compared to 2008.

In our Oil and Gas Operations, revenues in the second quarter of 2009 decreased approximately $17 million primarily due to the lower relative progress on several offshore projects that were either completed or are nearing completion.

Job income in our Gas Monetization Operations in the second quarter of 2009 increased $18 million due to a combined $36 million increase on the Escravos GTL, Skikda LNG, Yemen LNG and Gorgon LNG projects primarily as a result of higher levels of activity partially offset by lower activity on the Pearl GTL project and an increase in project costs on another LNG project due to schedule delays and lower levels of activity as the project nears completion resulting in an aggregate decrease of $15 million to job income.

In our Oil and Gas Operations, job income in the second quarter of 2009 increased $5 million.  Job income increased $10 million in the aggregate primarily related to a cost-reimbursable project awarded in late 2008 for engineering and procurement services in Azerbaijan and lower legal fees associated with several arbitration matters.  These increases were partially offset by lower job income on several offshore projects that were either completed or are nearing completion during the second quarter of 2009.

Services.   Services business unit revenues increased in the second quarter of 2009 primarily due to business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $424 million of revenue.  Additionally, revenue in the second quarter of 2009 from our Services legacy operations increased as a result of continued growth in our North American Construction operations.  North American Construction revenues in the second quarter of 2009 increased approximately $24 million as a result of increased activity on several recently awarded projects including the Borger, Bassell and the Exxon Mobil Flare Gas projects in Texas.

Job income from Services increased in the second quarter of 2009 primarily due to the business we obtained through the acquisition of BE&K which contributed approximately $33 million to job income.  This increase to job income was partially offset in our Canadian operations primarily due to scope growth on the Shell Scotford Upgrader project for which the total increase in fee has not yet been approved by the customer.  This contributed to a decrease in job income of approximately $8 million in the second quarter of 2009 as compared to the same period of the prior year.  Divisional overhead of the Services business unit in the second quarter of 2009 increased primarily as a result of the BE&K acquisition.

Downstream. In the second quarter of 2009, revenue from our Downstream operations increased by approximately $23 million primarily as a result of the BE&K acquisition on July 1, 2008 which contributed $21 million in revenue.  Revenue also increased approximately $20 million in the aggregate from a number of new refining projects awarded in the second half of 2008.  Increases in revenue related to these and other projects were partially offset by a $26 million decline in revenue on the EBIC ammonia plant project in Egypt.

Downstream job income in the second quarter of 2009 was flat compared to the same period in 2008.  Job income increased by $4 million as a result of the award of several new refining projects and increases in scope on an existing refining project.  Furthermore, job income from the business we obtained through the acquisition of BE&K on July 1, 2008, contributed approximately $3 million to the increase in job income in the second quarter of 2009 primarily related to our chemical operations.  These increases were largely offset by decreased job income on the EBIC ammonia project due to a combination of the project nearing completion and to additional costs associated with a delay in completing the plant reliability test. We successfully completed the ammonia plant reliability test in July 2009 and we are awaiting formal acceptance from the client which we expect to receive in August 2009.

Technology.  Technology revenue was $23 million in the second quarter of 2009 and 2008.  Technology job income decreased slightly to $11 million in the second quarter of 2009 as compared to $12 million in the second quarter of 2008.  Revenues and job income were relatively flat primarily as a result of two new grassroots ammonia projects in South America and an ammonia plant revamp in India offset by fewer new contract awards and lower progress due to several existing projects nearing completion in our other operations.

Ventures.  Ventures job income was $2 million in the second quarter of 2009 compared to job loss of $1 million in the second quarter of 2008.  Job loss for the second quarter of 2008 was primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia.

Labor cost absorption.  Labor cost absorption expense was $3 million in the second quarter of 2009, and labor cost absorption income was $2 million in the second quarter of 2008.  Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption expense increased in the second quarter of 2009 primarily due to lower chargeability and utilization in several of our engineering offices as well as increased cost due to the acquisition of BE&K in July 2008.

General and Administrative expense.  General and administrative expense was $54 million in the second quarter of 2009 and $52 million in the second quarter of 2008.  General and administrative expense increased in the second quarter of 2009 primarily due to higher legal expenses partially offset by the settlement of certain sales and use tax audit issues in the second quarter of 2008.

Non-operating items

Net interest income was zero in the second quarter of 2009 and $9 million in the second quarter of 2008.  Interest income decreased significantly in the second quarter as a result of the decrease in our average interest rates earned and average cash and equivalents balance.  Average interest rates earned on our invested cash declined from approximately 1.5% in the second quarter of 2008 to 0.20% in the second quarter of 2009 as a result of the current economic conditions.  Our average cash and equivalents balance was approximately $1.1 billion in the second quarter of 2009 as compared to the average cash balance of $1.7 billion in the second quarter of 2008.  The decrease in our cash and equivalents balance is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases.

We had foreign currency losses of $4 million in the second quarter of 2009 and foreign currency gains of $1 million in the second quarter of 2008.  The foreign currency loss of $4 million in the second quarter of 2009 primarily resulted from the remeasurement of monetary assets and liabilities in foreign jurisdictions as a result of the weakening of the U.S. dollar against certain foreign currencies, which include the British pound, Euro and Algerian dinar.  Some of these positions were not fully hedged.

Provision for income taxes was $49 million in the second quarter of 2009 and $36 million in the second quarter of 2008. Our effective tax rate was approximately 37% for the quarter ended June 30, 2009 and 36% for the quarter ended June 30, 2008.  Our effective tax rate for the second quarter of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.  Our effective tax rate for the second quarter of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

Revenue by Business Unit

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$2,758	$2,708	$50	2%
U.S. Government —Americas Operations	259	277	(18)	(6)%
International Operations	279	406	(127)	(31)%
Total G&I	3,296	3,391	(95)	(3)%

Upstream:
Gas Monetization	1,334	1,020	314	31%
Oil & Gas	204	290	(86)	(30)%
Total Upstream	1,538	1,310	228	17%

Services	1,157	237	920	388%
Downstream	237	201	36	18%
Technology	43	42	1	2%
Ventures	11	(4)	15	375%
Other	19	—	19	—%
Total revenue	$6,301	$5,177	$1,124	22%
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

Income (loss) by Business Unit

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$122	$105	$17	16%
U.S. Government —Americas Operations	30	14	16	114%
International Operations	74	84	(10)	(12)%
Total job income	226	203	23	11%
Divisional overhead	(65)	(60)	(5)	(8)%
Total G&I business unit income	161	143	18	13%
Upstream:
Gas Monetization	115	73	42	58%
Oil & Gas	44	96	(52)	(54)%
Total job income	159	169	(10)	(6)%
Divisional overhead	(21)	(25)	4	16%
Total Upstream business unit income	138	144	(6)	(4)%
Services:
Job income	93	35	58	166%
Gain on sale of assets	—	1	(1)	(100)%
Divisional overhead	(40)	(6)	(34)	(567)%
Total Services business unit income	53	30	23	77%
Downstream:
Job income	26	32	(6)	(19)%
Divisional overhead	(12)	(10)	(2)	(20)%
Total Downstream business unit income	14	22	(8)	(36)%
Technology:
Job income	20	22	(2)	(9)%
Divisional overhead	(12)	(10)	(2)	(20)%
Total Technology business unit income	8	12	(4)	(33)%
Ventures:
Job income (loss)	10	(4)	14	350%
Gain on sale of assets	2	1	1	100%
Divisional overhead	(1)	(1)	—	—
Total Ventures business unit income (loss)	11	(4)	15	375%
Other:
Job income	5	—	5	—
Divisional overhead	(4)	—	(4)	—
Total Other business unit income	1	—	1	—

Total business unit income	$386	$347	$39	11%
Unallocated amounts:
Labor costs absorption (1)	(2)	5	(7)	(140)%
Corporate general and administrative	(103)	(108)	5	5%
Total operating income	$281	$244	$37	15%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Government and Infrastructure.  Revenue from our Middle East Operations increased approximately $50 million in the first six months of 2009 over the same period in the prior year largely as a result of slightly higher volume on U.S. military support activities in Iraq under our LogCAP III contract.  The higher volume is primarily due to maintaining combat troop levels following the U.S. military troop surge in the second half of 2007 and early 2008 that continues to positively impact our 2009 revenue.  We expect to provide services on certain task orders through the second half of 2010.  However, over the next 12 months, we expect our overall volume of work to decrease.  Revenue from our Americas Operations decreased a combined $90 million in the first six months of 2009 primarily as a result of reductions in activity on the Los Alamos and other domestic cost reimbursable U.S. Government projects including the CONCAP and NRO Office of Space Launch projects.  The decreases were partially offset by increased activity on the CENTCOM and other projects as well as work obtained through the acquisition of BE&K, Inc. (“BE&K”) on July 1, 2008.  The decrease in revenue in the first six months of 2009 from our International Operations is largely due to reduced level of work volume on U.K. MoD projects, including the project to design, procure and construct facilities in Basra, southern Iraq, the Temporary Deployable Accommodations project as well as the completion of several engineering projects in Australia.

Job income from our Middle East Operations increased in the first six months of 2009 primarily as a result of the $40 million charge recognized in the second quarter of 2008 related to an unfavorable jury verdict from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003.  This increase was partially offset by the reduction in our LogCAP award fee accrual rate from 80% to 72% in April of 2008 and provisions for potentially unallowable costs.  Job income from our Americas Operations increased primarily due to the $15 million loss recognized in the first quarter of 2008 on our U.S. Embassy project in Macedonia which did not recur in the first six months of 2009.  Job income from our International Operations decreased in the first six months of 2009 due to lower volume on several projects, including the Allenby & Connaught project and several other projects for the U.K. MoD.

Divisional overhead expenses incurred in the first six months of 2009 by the G&I business unit increased primarily due to lower recovery of overhead expenses resulting from decreased activity as well as higher bid and proposal activities.

Upstream.   Revenues in our Gas Monetization Operations increased in the first six months of 2009 primarily due to increased activity from several Gas Monetization projects, including the Escravos GTL, Gorgon LNG and Skikda LNG projects as they reach peak activity levels in 2009.  Revenue from these three projects increased an aggregate $440 million in the first six months of 2009 over the same period in the prior year.  Partially offsetting the 2009 Gas Monetization revenue increases was a decline in revenues of approximately $118 million for the Pearl GTL project primarily due to lower progress in 2009 as compared to 2008.

Revenues in our Oil and Gas Operations declined in the first six months of 2009 as one of our Algerian joint ventures received an arbitration award related to the In Amenas project resulting in an $11 million decrease to revenue in the first quarter of 2009.  Revenue decreased an additional $51 million primarily due to the lower relative progress on a number of offshore projects that were either completed or were nearing completion during the first six months of 2009.  In the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our projects performed for PEMEX, EPC 28, which also contributed to the decrease in revenues during the first six months of 2009.  Partially offsetting these decreases in revenue during the first six months of 2009 was an aggregate $43 million in revenue related to several new engineering projects awarded in late 2008.

Job income in our Gas Monetization Operations in the first six months of 2009 increased $42 million primarily due to a combined $56 million increase on the Skikda LNG, Escravos GTL, Gorgon LNG and Yemen LNG projects.  Job income increased an additional $16 million during the first quarter of 2009 as a result of the reversal of amounts accrued as payable for certain fees related to the NLNG projects in Nigeria due to events that occurred during the quarter.  These increases in 2009 Gas Monetization job income were partially offset by lower activity on the Pearl GTL project and an increase in project costs on another LNG project due to schedule delays and lower levels of activity as the project nears completion resulting in an aggregate decrease of $21 million to job income.

In our Oil and Gas Operations, job income in 2008 included a $51 million favorable arbitration award related to the EPC 28 project performed for PEMEX.  Also, contributing to the decrease in Oil and Gas Operations was one of our Algerian joint ventures that received an unfavorable arbitration award related to the In Amenas project resulting in a $15 million decrease to job income in the first six months of 2009.  Partially offsetting these decreases in job income were increases in job income of $12 million in the aggregate related to several new engineering projects awarded in late 2008.

Services.   Services business unit revenues increased in the first six months of 2009 primarily due to the business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $855 million of revenue.  Additionally, revenue in the first six months of 2009 from our Services legacy operations increased as a result of continued growth in our North American Construction operations.  North American Construction revenues in the first six months of 2009 increased approximately $56 million as a result of increased activity on several recently awarded projects including the Borger project in Texas.

Job income from Services increased in the first six months of 2009 primarily due to the business we obtained through the acquisition of BE&K which contributed approximately $64 million to job income.  This increase to job income was partially offset in our Canadian operations primarily due to scope growth on the Shell Scotford Upgrader project for which the total increase in fee has not yet been approved by the customer.  This contributed to a decrease in job income of approximately $15 million in the first six months of 2009 as compared to the same period of the prior year.  Divisional overhead of the Services business unit in the first quarter of 2009 increased primarily as a result of the BE&K acquisition.

Downstream. In the first six months of 2009, revenue from our Downstream operations increased by approximately $41 million as a result of a number of new refining projects awarded in the second half of 2008.  Downstream revenue increased an additional $46 million as a result of the BE&K acquisition on July 1, 2008.    Increases in revenue related to these and other projects were partially offset by a combined $67 million decline in revenue on the EBIC ammonia plant project in Egypt and on the Yanbu export refinery project as the front end engineering design work is now completed and an overall slow down of activity on the project.

The decrease in Downstream job income in the first six months of 2009 is primarily due to an aggregate $24 million decrease in income on the EBIC ammonia project due to a combination of the project nearing completion and costs associated with a delay in completing the plant’s reliability test as well as client imposed slowdowns on the Yanbu export refinery project.  We successfully completed the plant reliability test on the EBIC ammonia project in July 2009 and are awaiting formal acceptance from the client which we expect to receive in August 2009.  These decreases were offset by an aggregate increase of $4 million of job income in our petrochemicals operations, primarily from program management services for the Ras Tanura project.  Furthermore, job income from the business we obtained through the acquisition of BE&K on July 1, 2008, contributed approximately $5 million to the increase in job income in the first six months of 2009 primarily related to our chemical operations.   Job income from our refining operations increased approximately $8 million as a result of the award of several new refining projects in the second half of  2008.

Technology.  Technology revenue increased to $43 million in the first six months of 2009 as compared to $42 million in the first six months of 2008.  Technology job income decreased slightly to $20 million in the first six months of 2009 as compared to $22 million in the first six months of 2008.  Revenues and job income were relatively flat primarily as a result of two new grassroots ammonia projects in South America and an ammonia plant revamp in India offset by fewer new contract awards and lower progress due to several existing projects nearing completion in our other operations.

Ventures.  Ventures job income was $10 million in the first six months of 2009 and job loss was $4 million in the first six months of 2008.  The increase in job income is primarily due to the adoption by two of our U.K. road project joint ventures of a favorable U.K. tax ruling related to the tax depreciation of certain assets.  The adoption resulted in an increase to Equity earnings from unconsolidated affiliates of approximately $8 million during the first six months of 2009.  Additionally, job income during the first six months of 2009 increased $2 million as a result of the negotiation and settlement of contingent purchase price consideration related to the sale of an 8% interest in these U.K. road project joint ventures in the second quarter of 2008.  Job loss for the first six months of 2008 was primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia.

Labor cost absorption.  Labor cost absorption expense was $2 million in the first six months of 2009, and labor cost absorption income was $5 million in the first six months of 2008.  Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption expense increased in the first six months of 2009 primarily due to lower chargeability and utilization in several of our engineering offices partially offset by reduced headcount in 2009.

General and Administrative expense.  General and administrative expense was $103 million in the first six months of 2009 and $108 million in the first six months of 2008.  The decrease in the first six months of 2009 was primarily due to net nonrecurring costs of approximately $7 million in the first quarter of 2008, which included costs related to the deployment of our HR/Payroll instance of SAP together with a charge from Halliburton for access to their HR/Payroll system.

Non-operating items

Net interest income was $1 million for the first six months of 2009 and $25 million for the first six months of 2008.  Interest income decreased significantly in the six months ended June 30, 2009 as a result of the decrease in our average interest rates earned and average cash and equivalents balance.  Average interest rates earned on our invested cash declined from approximately 2.0% for the first six months of 2008 to 0.20% for the first six months of 2009 as a result of the current economic conditions.  Our average cash balances declined to approximately $1.1 billion in 2009 compared to an average cash balance of $1.7 billion for the first six months of 2008.  The decrease in our cash and equivalents balance is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases.

We had foreign currency gains of $1 million in the first six months of 2009 and foreign currency losses of $2 million in the first six months of 2008.  The foreign currency gains in the first six months of 2009 primarily resulted from the remeasurement of monetary assets and liabilities in foreign jurisdictions as a result of the strengthening of the U.S. dollar against certain foreign currencies in the first quarter of 2009 including the Euro, Algerian dinar and Japanese yen.  Some of these positions were not fully hedged.

Provision for income taxes was $104 million in the first six months of 2009 and $96 million in the first six months of 2008. Our effective tax rate was approximately 37% for the six months ended June 30, 2009 and 36% for the six months ended June 30, 2008.  Our effective tax rate for the first six months of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.  Our effective tax rate for the first six months of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $2.3 billion at June 30, 2009 and $2.4 billion at December 31, 2008. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interest includes 100% of the backlog associated with those joint ventures and totaled $3.0 billion at June 30, 2009 and $3.1 billion at December 31, 2008.

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

Backlog(1)
(in millions)

	June 30,	December 31,
	2009	2008
G&I:
U.S. Government - Middle East Operations	$621	$1,428
U.S. Government - Americas Operations	425	600
International Operations	1,494	1,446
Total G&I	$2,540	$3,474
Upstream:
Gas Monetization	5,825	6,196
Oil & Gas	178	260
Total Upstream	$6,003	$6,456
Services	2,356	2,810
Downstream	605	578
Technology	138	130
Ventures	704	649

Total backlog for continuing operations	$12,346	$14,097
________________________
(1)
Our G&I business unit’s total backlog attributable to firm orders was $2.4  billion at June 30, 2009 and $3.3 billion at December 31, 2008.  Our G&I business unit’s total backlog attributable to unfunded orders was $138 million at June 30, 2009 and $196 million as of December 31, 2008.

We estimate that as of June 30, 2009, 53% of our backlog will be complete within one year. As of June 30, 2009, approximately 21% of our backlog was attributable to fixed-price contracts and 79% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Backlog in our G&I business unit decreased primarily as a result of the net work-off on the LogCAP III contract in our Middle East operations.  As of June 30, 2009, backlog in our G&I business unit includes approximately $613 million for our continued services under the LogCAP III contract and $1.1 billion related to the Allenby & Connaught for the U.K. Ministry of Defence in our International operations.

Backlog in our Upstream business unit decreased primarily as a result of work-off on several Gas Monetization projects including the Pearl GTL, Escravos GTL, Yemen LNG and Skikda projects.  As of June 30, 2009, our Gas Monetization backlog included $2.4 billion on the Escravos LNG project and $2.6 billion on the Skikda LNG project.

Liquidity and Capital Resources

Cash and equivalents totaled $1.1 billion at June 30, 2009 and $1.1 billion at December 31, 2008, which included $225 million and $175 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and that we consolidate for accounting purposes.  The use of these cash balances in consolidated joint ventures is limited to the joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures.  In addition, cash and equivalents includes $96 million and $179 million as of June 30, 2009 and December 31, 2008, respectively, of cash from advance payments that are not available for other projects related to a contract in progress that is not executed through a joint venture.  We expect to use the cash and equivalents advanced on this project to pay project costs.

Our Revolving Credit Facility has a total capacity of $930 million and is available for cash working capital needs and letters of credit to support our operations.  Letters of credit issued in support of our operations reduce the Revolving Credit Facility capacity on a dollar-for-dollar basis.  Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin.  The applicable margin will vary based on our utilization spread.  At June 30, 2009, we had zero cash draws and $548 million in letters of credit issued and outstanding, which reduced the availability under the Revolving Credit Facility to $382 million.  In addition, we pay a commitment fee on any unused portion of the credit line under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum depending upon the level of total capacity utilized.

Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make.  Further, the Revolving Credit Facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced.  In January 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility which (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed a total of $400 million in the aggregate.  As of June 30, 2009, we have the capacity to pay additional dividends or repurchase shares in the amount of $134 million after dividends paid and shares repurchased through June 2009.

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0.  At June 30, 2009 and December 31, 2008, we were in compliance with these ratios and other covenants.

Operating activities.  Cash used in operations was $8 million for the six months of 2009 compared to $284 million for the six months of 2008.  Cash from advanced payments held by our joint venture projects that we consolidate for accounting purposes increased from $175 million at December 31, 2008 to $225 million at June 30, 2009.  Cash related to advanced payments on a contract in progress decreased from $179 million at December 31, 2008 to $96 million at June 30, 2009.  The net decrease in joint venture and project related cash balances represent funding of $33 million to these projects during the first six months of 2009.  Offsetting these cash decreases were increases of $20 million in distributions and repayments of advances we received from our unconsolidated joint ventures, which are accounted for using the equity method of accounting.

Cash used in operating activities was $284 million for the six months ended June 30, 2008. Collections of accounts receivable balances and a payment from PEMEX related to the EPC 22 arbitration award of $79 million were more than offset by the use of cash on our Escravos project of approximately $290 million during the six months ended June 30, 2008. Cash used in operating activities also included approximately $62 million of contributions made to our international and domestic pension plans during the six months ended June 30, 2008.

Investing activities.  Cash used in investing activities for the first six months of 2009 and 2008 totaled $13 and $24 million, respectively.  Capital expenditures were $16 million for the first six months of 2009 and 2008.  In April 2008, we acquired TGI and Catalyst Interactive for a combined purchase price of approximately $11 million, net of cash received.

Financing activities.  Cash used in financing activities was $59 million for the first six months of 2009 and included $21 million of payments to reacquire 1.5 million shares of our common stock and $24 million related to dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures.  During the second quarter of 2009, we cash collateralized $14 million of our standby letters of credit in accordance with certain agreements.  Cash used in financing activities was $17 million for the first six months of 2008 and primarily related dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures.

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

The capital expenditures budget for 2009 is approximately $56 million, and primarily relates to information technology, real estate and equipment/facilities to be used in our business units.  However, we continue to look for opportunities to reduce our 2009 expected capital expenditures in the current economic environment.

On May 13, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on July 15, 2009 to shareholders of record on June 15, 2009.  The dividend payment was approximately $8 million and is included in other current liabilities as of June 30, 2009.  Any future dividend declarations will be at the discretion of our Board of Directors.

Other obligations.   We had commitments to provide funds to our privately financed projects of $66 million as of June 30, 2009 and $64 million as of December 31, 2008. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities or due to losses incurred by them.  At June 30, 2009, approximately $18 million of the $66 million in commitments are current.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $61 million at June 30, 2009.  Approximately $50 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2009.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit and surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.3 billion in committed and uncommitted lines of credit to support letters of credit and as of June 30, 2009, we had utilized $606 million of our credit capacity.  We have an additional $320 million in letters of credit issued and outstanding under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $606 million in letters of credit outstanding on KBR lines of credit was comprised of $548 million issued under our Revolving Credit Facility and $58 issued under uncommitted bank lines at June 30, 2009.  Of the total letters of credit outstanding, $327 million relate to our joint venture operations and $74 million of the letters of credit have terms that could entitle a bank to require cash collateralization on demand.  Approximately $451 million of the $548 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  Currently, our intention is to further increase the capacity of and extend the original maturity date of the Revolving Credit Facility which we intend to complete in 2009.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

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

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R.  These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed.  The carrying value of our investments in privately financed project entities totaled $67 million at June 30, 2009 and $51 million at December 31, 2008.  Our equity in earnings from privately financed project entities totaled $11 million for both the three months ended June 30, 2009 and 2008, respectively.  Our equity in earnings from privately financed project entities totaled $23 million and $14 million for the six months ended June 30, 2009 and 2008, respectively.

Other factors affecting liquidity

Government claims.  Our unapproved claims for costs incurred under various government contracts totaled $61 million at June 30, 2009 and $73 million at December 31, 2008.  The unapproved claims outstanding are considered to be probable of collection and have been recognized as revenue.  These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order and therefore could not be billed.  We understand that our customer is actively seeking funds that have been or will be appropriated to the DoD that can be obligated on our contract.

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

We had not accrued for liquidated damages related to several projects including the exposure described in the above paragraph totaling $42 million at June 30, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Halliburton indemnities.   Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria.  Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project.  See Note 7 to our Condensed Consolidated Financial Statements for further discussion.

In February 2009, one of our subsidiaries pleaded guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ.  The terms of the plea agreement with the DOJ call for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity while we will pay $20 million in quarterly payments over the next two years.  We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which were paid by Halliburton under the terms of the indemnity.  During the first six months of 2009, Halliburton paid its first three installments to the DOJ in the amount of $145 million and paid in full the $177 million due to the SEC.

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

—
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

—
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

—
The economic downturn could adversely affect our future operating results and cash flows resulting in future impairments of our goodwill.  At June 30, 2009 we had goodwill of $698 million.  We test goodwill for impairment annually or more frequently if a triggering event occurs.  Our impairment testing in 2008 indicates that our goodwill has not been impaired.

—
The economic downturn has negatively impacted the value of the assets in the defined benefit pension plans that we sponsor and we expect increased funding requirements to these pension plans in the future.

—
Our Revolving Credit Facility is provided by a syndicate of 23 banks, one of which was the subject of a recent bankruptcy as a result of the recent financial market credit crisis. This bank provides $40 million, or approximately 4%, of the total credit under this facility. To date, there have been no performance demands made on this participating bank either by us or the syndicate agent bank.  Although we have $382 million remaining capacity under this facility at June 30, 2009, we rely on this facility to help fund our letter of credit needs as well as a potential source of funding for acquisition transactions and working capital.  The inability of one or more banks in the consortium to meet its commitment under the credit facility could impede our future growth.  After reviewing the credit worthiness of the banks in the consortium, we have no reason to believe that access to the credit facility is materially at-risk.

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 6 and 7 to the condensed consolidated financial statements.

Environmental Matters

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

—	the Comprehensive Environmental Response, Compensation and Liability Act;
—	the Resources Conservation and Recovery Act;
—	the Clean Air Act;
—	the Federal Water Pollution Control Act; and
—	the Toxic Substances Control Act.

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At June 30, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $14 million.

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

Effective January 1, 2009 we adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) participate in undistributed earnings with common shareholders.  Certain of KBR’s restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  FSP EITF 03-6-1 requires that the two-class method of computing basic EPS be applied.  Under the two-class method, KBR stock options are not considered to be participating securities.  There was no impact of significance on basic or diluted EPS for the three and six months ended June 30, 2009 and 2008 as a result of the adoption of FSP EITF 03-6-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a significant impact to our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  The Codification is effective for us during our interim period ending September 30, 2009 and will not have an impact on our financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No shares were repurchased in 2008 under the new program.  In the second quarter of 2009, we repurchased 0.3 million shares through our repurchase program and through employee transactions at a cost of approximately $5 million.  Inception to date repurchased shares acquired through our share repurchase programs and through employee transactions has totaled 9.9 million shares for $217 million.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 29, 2009
Repurchase Program	156,610	$14.47	156,610	465,033
Employee Transactions (1)	25,966	$14.55	—	—
May 6 – 25, 2009
Repurchase Program	70,784	$16.77	70,784	400,733
Employee Transactions (1)	2,568	$16.83	—	—
June 1 – 29, 2009
Repurchase Program	7,017	$19.25	7,017	401,131
Employee Transactions (1)	5,281	$18.51	—	—
Total
Repurchase Program	234,411	15.31	234,411	—
Employee Transactions (1)	33,815	15.35	—	—

(1)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.   The year-to-date cost of shares withheld for employee transactions totaled $1 million.

(2)	Calculated based on shares outstanding at the end of each month less our targeted number of approximately 160 million outstanding shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 2009, we held our Annual Meeting of Shareholders.  At the meeting, the shareholders voted on the following matters:

1.	The election of two Class III directors for the ensuing three years and until their successors shall be elected and shall qualify.
2.	A proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm to examine the financial statements and books and records of KBR, Inc. for 2009.
3.	A proposal to create a board committee on human rights.
4.	A proposal to establish a committee of independent directors to review alleged financial misconduct and human rights abuses by the company in Iraq.

The two Class III directors, W. Frank Blount and Loren K. Carroll, were elected at the meeting.  Continuing directors include two Class I directors, William P. Utt and Jeffrey E. Curtiss, and three Class II directors, John R. Huff, Lester L. Lyles, and Richard J. Slater.  Proposal two received the affirmative vote required for approval while proposals three and four were rejected. The number of votes cast for, against and withheld, as well as the number of abstentions, as to each matter were as follows;

Proposal		Votes For	Votes Withheld
1.	Election of Class III director-Term Ending 2012
	W. Frank Blount	135,048,427	5,236,295
	Loren K. Carroll	134,648,727	5,635,995

		Votes For	Votes Against	Abstentions	Broker Non-Votes
2.	Proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm to examine the financial statements and books and records of KBR, Inc. for 2009	139,056,943	1,093,495	134,283	—

3.	Proposal to create a board committee on human rights	4,771,451	100,140,715	11,667,737	23,704,819

4.	Proposal to establish a committee of independent directors to review alleged financial misconduct and human rights abuses by the company in Iraq	36,462,814	68,489,274	11,627,816	23,704,818

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2008; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q
***
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBR, INC.

/s/ T. Kevin DeNicola	/s/ John W. Gann, Jr.
T. Kevin DeNicola	John W. Gann, Jr.
Chief Financial Officer	Vice President and Chief Accounting Officer

Date: July 30, 2009