Form 10-Q
period 2009-09-30
KBR, INC.
filed 2009-10-29
CIK 1357615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Yes  ☐      No  ☒

As of October 23, 2009, 160,357,250 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Services	$2,841	$3,005	$9,095	$8,161
Equity in earnings (losses) of unconsolidated affiliates, net	(1)	13	46	34
Total revenue	2,840	3,018	9,141	8,195
Operating costs and expenses:
Cost of services	2,648	2,819	8,567	7,646
General and administrative	54	55	157	163
Impairment of goodwill	6	—	6	—
Loss (gain) on disposition of assets	1	—	(1)	(2)
Total operating costs and expenses	2,709	2,874	8,729	7,807
Operating income	131	144	412	388
Interest income, net	—	7	1	32
Foreign currency gains (losses), net	—	—	1	(2)
Other non-operating expense	(1)	—	(2)	—
Income from continuing operations before income taxes and noncontrolling interests	130	151	412	418
Provision for income taxes	(33)	(55)	(137)	(151)
Income from continuing operations, net of tax	97	96	275	267
Income from discontinued operations, net of tax benefit of $0, $11, $0, and $11	—	11	—	11
Net income	97	107	275	278
Less: Net income attributable to noncontrolling interests	(24)	(22)	(58)	(47)
Net income attributable to KBR	$73	$85	$217	$231

Reconciliation of net income attributable to KBR, Inc. common shareholders:
Continuing operations	$73	$74	$217	$220
Discontinued operations, net	—	11	—	11
Net income attributable to KBR	$73	$85	$217	$231
Basic income per share (1):
Continuing operations – Basic	$0.46	$0.45	$1.35	$1.30
Discontinued operations, net – Basic	—	0.07	—	0.07
Net income attributable to KBR per share – Basic	$0.46	$0.51	$1.35	$1.37
Diluted income per share (1):
Continuing operations – Diluted	$0.45	$0.44	$1.35	$1.30
Discontinued operations, net – Diluted	—	0.07	—	0.07
Net income attributable to KBR per share – Diluted	$0.45	$0.51	$1.35	$1.37

Basic weighted average common shares outstanding	160	166	160	168
Diluted weighted average common shares outstanding	161	167	161	169

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15
(1) Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and equivalents	$1,020	$1,145
Receivables:
Accounts receivable, net of allowance for bad debts of $21 and $19	1,538	1,312
Unbilled receivables on uncompleted contracts	732	835
Total receivables	2,270	2,147
Deferred income taxes	130	107
Other current assets	507	743
Total current assets	3,927	4,142
Property, plant, and equipment, net of accumulated depreciation of $258 and $224	242	245
Goodwill	691	694
Intangible assets, net	61	73
Equity in and advances to related companies	197	185
Noncurrent deferred income taxes	210	167
Unbilled receivables on uncompleted contracts	135	134
Other assets	115	244
Total assets	$5,578	$5,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,173	$1,387
Due to former parent, net	54	54
Advance billings and unearned revenue on uncompleted contracts	443	519
Reserve for estimated losses on uncompleted contracts	53	76
Employee compensation and benefits	296	320
Other current liabilities	548	680
Current liabilities related to discontinued operations, net	4	7
Total current liabilities	2,571	3,043
Noncurrent employee compensation and benefits	439	403
Other noncurrent liabilities	183	333
Noncurrent income tax payable	44	34
Noncurrent deferred tax liability	66	37
Total liabilities	3,303	3,850

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,462,232 and 170,125,715 shares issued, and 160,386,291 and 161,725,715 shares outstanding	—	—
Paid-in capital in excess of par	2,104	2,091
Accumulated other comprehensive loss	(421)	(439)
Retained earnings	797	596
Treasury stock, 10,075,941 shares and 8,400,000 shares, at cost	(221)	(196)
Total KBR shareholders’ equity	2,259	2,052
Noncontrolling interests	16	(18)
Total shareholders’ equity	2,275	2,034
Total liabilities and shareholders’ equity	$5,578	$5,884

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$97	$107	$275	$278
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments	4	(22)	14	(24)
Pension liability adjustment	1	6	11	8
Net unrealized gain (loss) on investments and derivatives	1	(1)	(1)	—
Total other comprehensive income (loss), net of tax	6	(17)	24	(16)
Comprehensive income	103	90	299	262
Less: Comprehensive income attributable to noncontrolling interests	(23)	(24)	(64)	(47)
Comprehensive income attributable to KBR	$80	$66	$235	$215

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$275	$278
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	41	33
Equity in earnings of unconsolidated affiliates	(46)	(34)
Deferred income taxes	(14)	52
Impairment of goodwill	6	—
Other	10	(37)
Changes in operating assets and liabilities:
Receivables	(191)	(119)
Unbilled receivables on uncompleted contracts	94	73
Accounts payable	(233)	(102)
Advanced billings and unearned revenue on uncompleted contracts	(68)	(212)
Accrued employee compensation and benefits	(24)	(2)
Reserve for loss on uncompleted contracts	(23)	(25)
Collection of advances from unconsolidated affiliates, net	(1)	69
Distribution of earnings from unconsolidated affiliates, net	35	88
Other assets	25	(89)
Other liabilities	87	28
Total cash flows provided by (used in) operating activities	(27)	1
Cash flows from investing activities:
Capital expenditures	(22)	(27)
Sales of property, plant and equipment	—	6
Acquisition of businesses, net of cash acquired	—	(498)
Other investing activities	2	—
Total cash flows used in investing activities	(20)	(519)
Cash flows from financing activities:
Payments to reacquire common stock	(27)	(196)
Net proceeds from issuance of common stock	1	3
Excess tax benefits from stock-based compensation	(1)	2
Payments of dividends to shareholders	(24)	(17)
Distributions to noncontrolling shareholders, net	(30)	(23)
Other financing activities	(11)	—
Total cash flows used in financing activities	(92)	(231)
Effect of exchange rate changes on cash	14	(2)
Decrease in cash and equivalents	(125)	(751)
Cash and equivalents at beginning of period	1,145	1,861
Cash and equivalents at end of period	$1,020	$1,110

Noncash operating activities
Other assets (see Note 7)	$369	$—
Other liabilities (see Note 7)	$(369)	$—
Noncash financing activities
Dividends declared or payable	$8	$9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.    We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows.    Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2009 or any other future periods.  We have evaluated subsequent events for potential recognition or disclosure in the financial statements through our Form 10-Q issuance date of October 29, 2009.

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

Effective January 1, 2009, we adopted guidance for noncontrolling interests in consolidated financial statements in accordance with the FASB Accounting Standards Codification TM (“ASC”) 810 - Consolidation.  Noncontrolling interests in consolidated subsidiaries in our condensed consolidated balance sheets represent noncontrolling shareholders’ proportionate share of the equity in our consolidated subsidiaries.    Noncontrolling interest in consolidated subsidiaries is adjusted each period to reflect the noncontrolling shareholders’ allocation of income or the absorption of losses.  ASC 810 requires that losses be attributed to the noncontrolling interest without regard to the noncontrolling shareholders obligation to fund their share of the losses.  As of December 31, 2008 and September 30, 2009, the noncontrolling shareholders in all of our consolidated subsidiaries were obligated to fund their share of any losses.

Index

Note 2.Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period.    Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.    A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2009	2008	2009	2008
Basic weighted average common shares outstanding	160	166	160	168
Dilutive effect of:
Stock options and restricted shares	1	1	1	1
Diluted weighted average common shares outstanding	161	167	161	169

No adjustments to net income were made in calculating diluted earnings per share for the three months ended September 30, 2009 and 2008.  The diluted earnings per share calculation did not include 1.4 million and 1.7 million antidilutive weighted average shares for the three and nine months ended September 30, 2009, respectively.  The antidilutive weighted average shares were 1.0 million and 0.4 million for the three and nine months ended September 30, 2008, respectively.  For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities was approximately $1 million for both the nine months ended September 30, 2009 and 2008.

Note 3.     Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts recorded as “Unbilled receivables on uncompleted contracts” as of September 30, 2009 and December 31, 2008 are as follows:

Millions of dollars	September 30, 2009	December 31, 2008
Probable unapproved claims	$134	$133
Probable unapproved change orders	17	5
Probable unapproved claims related to unconsolidated subsidiaries	—	33
Probable unapproved change orders related to unconsolidated subsidiaries	3	5

As of September 30, 2009, the probable unapproved claims, including those from unconsolidated subsidiaries, primarily related to three completed contracts.  See Note 6 for a discussion of United States government contract claims, which are not included in the table above.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $121 million at September 30, 2009 and $130 million at December 31, 2008, respectively, included in the table above, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

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

Index

Skopje Embassy Project

In 2005, we were awarded a fixed-price contract to design and build a U.S. embassy in Skopje, Macedonia.  We recorded losses of $21 million in 2008, bringing our total losses to $60 million.  On March 31, 2009 we received notice of substantial completion from our customer which ended our exposure to liquidated damages.  The customer took control of the facility on April 27, 2009.  We have not incurred any further losses since 2008.  Although we do not expect to incur additional losses on this project, it is possible that additional losses could be incurred if we exceed the amounts currently estimated for warranty type items.  The warranty period expires in March 2010 per the terms of the contract.  Additionally, we are pursuing claims filed with the Department of State to recover a portion of the losses we incurred primarily related to certain schedule delays and errors included in the bid for this project.

PEMEX Arbitration

In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico.  The three contracts were known as Engineering, Procurement and Construction (“EPC”) 1, EPC 22 and EPC 28.  All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes.  PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.  We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 and 2005 claiming recovery of damages for EPC 22 and 28.  We received favorable arbitration awards for EPC 22 and 28 in 2007 and 2008, and subsequently negotiated settlements and received payment from PEMEX in 2008.  In the first quarter of 2008, we recognized a gain of $51 million related to our settlement of EPC 28 with PEMEX.

We filed for arbitration with the ICC in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million.  The EPC 1 arbitration hearings were held in November 2007, and a decision from the ICC has been pending since that time.  The costs incurred related to EPC 1 continue to be classified as a probable claim receivable with no significant adjustments to the claim amount since 2004.  Based on facts known by us as of September 30, 2009, we believe that the remaining EPC 1 counterclaims referred to above, filed by PEMEX, are without merit and have concluded there is no reasonable possibility that a loss has been incurred.  No amounts have been accrued for these counterclaims at September 30, 2009.

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

Other Projects

Our unconsolidated joint ventures in our gas monetization operations include the results of three major LNG projects which had significant activity in the third quarter of 2009.  We incurred additional costs due to equipment failures, subcontractor claims and schedule delays related to these projects, all of which are now commercially operational.  As a result, “Equity in earnings (loss) of unconsolidated subsidiaries, net” includes net losses of $25 million for the three months ended September 30, 2009 for these projects.

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

The table below presents information on our business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2009	2008	2009	2008
Revenue:
Government and Infrastructure	$1,376	$1,759	$4,672	$5,150
Upstream	735	550	2,273	1,860
Services	566	539	1,723	776
Other	163	170	473	409
Total revenue	$2,840	$3,018	$9,141	$8,195
Operating segment income:
Government and Infrastructure	$89	$104	$250	$247
Upstream	48	53	186	197
Services	36	27	89	57
Other	16	20	50	50
Operating segment income (a)	$189	$204	$575	$551
Unallocated amounts:
Loss on disposition of assets – corporate	(1)	—	(1)	—
Labor cost absorption (b)	(3)	(5)	(5)	—
Corporate general and administrative	(54)	(55)	(157)	(163)
Total operating income	$131	$144	$412	$388
____________________
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

Note 5.     Committed and Restricted Cash

Cash and equivalents include cash from advanced payments related to contracts in progress held by our joint ventures that we consolidate for accounting purposes.  The use of these cash balances is limited to joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures.  Cash from advanced payments held by our joint ventures that we consolidate for accounting purposes totaled approximately $185 million at September 30, 2009 and $175 million at December 31, 2008.  Cash and equivalents also includes $20 million at September 30, 2009 and $179 at December 31, 2008, of cash from advance payments that are not available for other projects related to a contract in progress that is not executed through a joint venture.

Included in “Other current assets” and “Other assets” at September 30, 2009 is restricted cash in the amounts of $4 million and $11 million, respectively.  Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit.

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

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers, subcontractors and others that have arisen out of our work in Iraq such as claims for wrongful termination, assaults against employees, personal injury claims by third parties and army personnel, and subcontractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these types of claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most of these employee claims are subject to binding arbitration. However, an unfavorable resolution or disposition of these matters could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Award fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs.  The LogCAP III customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining official in making award fee determinations. Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although the criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amount of award fees are determined at the sole discretion of the Award Fee Determining Official.

We recognize award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% of the total amount of possible award fees, as a result of the rate of actual award fees received in that year.  No Award Fee Evaluation Boards have been held for our Iraq based work on LogCAP III since the June 2008 meeting, which evaluated our performance for the period of January 2008 through April 2008, and for which we have not received the results of the award fee determination.  Accordingly, we have not received any award fee determinations in Iraq since the period of performance beginning January 1, 2008.  Our award fees recognized since that date are based on our estimated accrual rates.  The 80% accrual rate continued to be applied through April 30, 2008. Beginning in May 2008, based on our assessments of monthly non-binding client evaluations of our performance, we reduced our award fee accrual rate from 80% to 72% of the total possible award fees and have continued to use 72% as our accrual rate through September 30, 2009.  At September 30, 2009, approximately $118 million is recorded in unbilled receivables as our estimate of award fees.  The customer has not established the date of the next Award Fee Evaluation Board, but we anticipate that it could occur in late 2009 or early 2010.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our revenue will be adjusted accordingly.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation guidelines for revenue arrangements with multiple deliverables in accordance with FASB ASC 605 - Revenue Recognition.  For service-only contracts and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. The LogCAP IV contract would be an example of a contract in which award fees would be recognized only when definitized and awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

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

Security.  In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that letter, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments.  In August 2009, we received a letter from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods.   In August 2009, the Army withheld an additional $22 million in payments from us bringing the total payments withheld to approximately $42 million as of September 30, 2009 out of the total disapproved costs to date of $103 million.  We intend to file an appeal to the ASBCA to recover the additional amounts withheld.

The Army indicated that they believe our LogCAP III contract prohibits us and our subcontractors from billing costs of privately acquired security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit us or any of our subcontractors from using private security services to provide force protection to KBR or subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it.  Our subcontractors have not sought additional compensation for security services.  Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by us or our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer.  In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals (“ASBCA”) to recover the initial $20 million withheld from us, and that appeal is currently in the discovery process.  Court hearings related to this matter are expected to occur in May 2010.

This matter is also the subject of an ongoing investigation by the Department of Justice (“DOJ”) for possible violations of the False Claims Act.  We are cooperating fully with this investigation.  We believe these sums were properly billed under our contract with the Army.  At this time, we believe the likelihood that a loss related to this matter has been incurred is remote.  We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information.  We have not received a final determination by the DCMA. As of September 30, 2009, approximately $55million of costs have been suspended related to this matter of which $28 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Index

Dining facilities.  In 2006, the DCAA raised questions regarding costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  Since 2007, the DCAA disapproved payment for $86 million of costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. As of September 30, 2009, we filed claims in the U.S. Court of Federal Claims to recover $58 million of amounts withheld from us by the customer.  With respect to questions raised regarding billing in accordance with contract terms, as of September 30, 2009, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.  As of September 30, 2009, we had withheld $63 million in payments from our subcontractors pending the resolution of these matters with our customer.

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

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of September 30, 2009, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

Construction services. During the third quarter of 2009, we received notice from the DCAA disapproving approximately $26 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma.  The DCAA claims the costs billed to the U.S. Navy primarily related to subcontracts costs that were either inappropriately bid, included unallowable profit markup or were unreasonable.  We believe we undertook adequate and reasonable steps to ensure that bidding procedures were followed and documented and that the amounts billed to the customer were reasonable and justified.  As of September 30, 2009, we believe that the likelihood of further loss in excess of the amount accrued related to these claims is remote.

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

Index

Other investigations

We identified and reported to the U.S. Departments of State and Commerce numerous exports of materials, including personal protection equipment such as night vision goggles, body armor and chemical protective suits, that possibly were not in accordance with the terms of our export license or applicable regulations. However, we believe that the facts and circumstances leading to our conclusion of possible non-compliance relating to our Iraq and Afghanistan activities are unique and potentially mitigate any possible fines and penalties because the bulk of the exported items are the property of the U.S. government and are used or consumed in connection with services rendered to the U.S. government.  In October 2009 the Department of Commerce responded by warning us that it believed that the disclosed conduct constituted violations, but that the facts and circumstances were such that it would not seek penalties.  The Department of State is continuing to review information and materials subject to its jurisdiction, including whether to seek penalties.  We are in on-going communications with the Department of State.

Claims

Our unapproved claims for costs incurred under various government contracts totaled $122 million at September 30, 2009 and $73 million at December 31, 2008.   The unapproved claims at September 30, 2009 include approximately $51 million as a result of the de-obligation of 2004 funding on certain task orders including $48 million withheld from us as further discussed in Dining facilities above with incurred costs that have been disputed by the DCAA and our customer.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.  The unapproved claims outstanding at September 30, 2009 and December 31, 2008 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

McBride Qui Tam suit

In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which is currently in the discovery process.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of September 30, 2009, no amounts have been accrued.

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

Index

ASCO settlement

In 2003, Associated Construction Company WLL (ASCO) was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract.  In 2008, a jury in Texas returned a verdict against KBR awarding ASCO damages of $39 million with the court to determine attorney’s fees and interest.  In the fourth quarter of 2008, we negotiated a final settlement with ASCO in the amount of $22 million, of which we had previously concluded that $5 million was probable of reimbursement from our customer.  In the third quarter of 2009, we obtained approval from the customer to bill the entire $22 million resulting in the recognition of an additional $17 million of revenue.

First Kuwaiti Trading Company arbitration

In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract.  First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million.  We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.”  First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $121 million as of September 30, 2009.  This matter is in the early stages of the arbitration process.  No amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morrell, Inc. d/b/a The Event Source vs. KBR, Inc.

TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004.  TES has sued KBR in Federal Court in Virginia for breach of contract and tortuous interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors.  KBR denies these allegations. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government.  Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES now seeks to overturn that settlement and release, claiming that KBR misrepresented the facts.   TES seeks $36 million in compensatory and unspecified punitive damages in its suit.  The trial was completed in June 2009 and we expect a ruling from the court in the fourth quarter of 2009.   We are unable to determine the likely outcome in excess of the amount accrued for this suit at this time.

Electrocution litigation

During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers.  One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum.  It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work.  We intend to vigorously defend these matters.  KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed.  The plaintiffs voluntarily have dismissed one suit.  Discovery is in the early stages of the other case.  We are unable to determine the likely outcome of the remaining case at this time.  As of September 30, 2009, no amounts have been accrued.

Burn Pit Litigation

KBR has been served with 22 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract.  Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons.  The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated.  All of the pending cases have been removed to Federal Court and will be consolidated for multi-district litigation treatment.  We intend to vigorously defend these matters.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, or the amounts of potential loss, if any.

Index

Note 7.     Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

On February 11, 2009 KBR LLC, entered a guilty plea related to the Bonny Island investigation in the United States District Court, Southern District of Texas, Houston Division (the “Court”).  KBR LLC plead guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project.  The plea agreement reached with the DOJ resolves all criminal charges in the DOJ’s investigation into the conduct of KBR LLC relating to the Bonny Island project, so long as the conduct was disclosed or known to DOJ before the settlement, including previously disclosed allegations of coordinated bidding. The plea agreement calls for the payment of a criminal penalty of $402 million, of which Halliburton pays $382 million under the terms of the indemnity in the master separation agreement, while we pay $20 million.  The criminal penalties are to be paid in quarterly payments over a two-year period ending October 2010.  We also agreed to a period of organizational probation of three years, during which we retain a monitor who assesses our compliance with the plea agreement and evaluate our FCPA compliance program over the three year period, with periodic reports to the DOJ.

On the same date, the SEC filed a complaint and we consented to the filing of a final judgment against us in the Court. The complaint and the judgment were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Bonny Island project. The complaint alleges civil violations of the FCPA’s antibribery and books-and-records provisions related to the Bonny Island project. The complaint enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions and requires Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which has been paid by Halliburton pursuant to the indemnification under the master separation agreement.  The judgment also requires us to retain an independent monitor on the same terms as the plea agreement with the DOJ.

Under both the plea agreement and judgment, we have agreed to cooperate with the SEC and DOJ in their investigations of other parties involved in TSKJ and the Bonny Island project.

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid their first four installments totaling $192 million to the DOJ and $177 million to the SEC in the first nine months of 2009, and such payments totaling $369 million have been reflected in the accompanying statement of cash flows as noncash operating activities in 2009.

At September 30, 2009, the remaining obligation to the DOJ of $202 million has been classified on our consolidated balance sheet as $152 million in “Other current liabilities” and the remaining $50 million in “Other noncurrent liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $190 million has been classified on our consolidated balance sheet as $142 million in “Other current assets” and the remaining $48 million in “Other assets”.

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

Under the terms of the Master Separation Agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited (“MWKL”), or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.

Index

The investigations by other foreign governmental authorities are continuing.  We are aware that the U.K. Serious Frauds Office is conducting an investigation of activities conducted by current and former employees of M.W. Kellogg Limited, our 55%-owned subsidiary in the U.K., as to whether various U.K. laws were violated relating to the bribery of various Nigerian officials through commissions paid to agents working on the Bonny Island project.  MWKL is in the process of responding to inquiries and providing information as requested by the Serious Frauds Office (“SFO”).  The SFO investigation is prompted by the DOJ investigation of Bonny Island and the involvement, if any, of U.K. companies in the project.  Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing.  Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us.  Accordingly, we have ceased the receipt of services from and payments of fees to these agents.  Fees for these agents are included in the total estimated cost for these projects at their completion.  In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us.  In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations.  As of September 30, 2009, approximately $88 million is included in our estimated costs for various projects.  We will make no payments to these agents until we are assured that any payment complies with all applicable laws.  In addition, we will vigorously defend ourselves against any claims for payment from such agents.

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

During the time that we addressed outstanding project issues and during the conduct of the arbitration, KBR believed the original design specification for the bolts was issued by Petrobras, and as such, the cost resulting from any replacement would not be our responsibility.  A preliminary hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008.  In June 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors.  The preliminary hearing concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner.   Our potential exposure would include the nominal costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective which damages and exposure we cannot quantify at this time because such costs will be dependent upon the remaining legal and factual issues to be determined in the final arbitration hearings which have not yet been scheduled.  It remains to be determined whether bolts that have not failed are in fact defective.  However, we believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed to date but at this time cannot determine the amount of that liability as noted above.  For the remaining bolts at dispute in the bolt arbitration with Petrobras, at this time we can not determine that we have liability nor determine the amount of any such liability.  As a result, no amounts have been accrued.  Under the master separation agreement, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position.

Index

Derivative Class Action Lawsuits

In the second quarter of 2009, two shareholder derivative lawsuits were filed in the District Court of Harris County, Texas, against certain current and former officers and directors of Halliburton and KBR.  The complaints are summarized as follows:

On May 14, 2009, the Policemen and Firemen Retirement System of the City of Detroit filed a shareholder derivative action on behalf of Halliburton Company and KBR, Inc. against certain of their current and former officers and directors alleging lack of oversight at both companies enabling employees to engage in a pattern of illegal conduct, resulting in substantial losses to the companies.  The lawsuit alleges lack of internal controls to detect fraud and wrongdoing which lead to the bribing of Nigerian officials and ultimately violations of the FCPA, repeated overcharging the government for its services under federal government contracts, acceptance of illegal kickbacks and fraud under federal government contracts as well as violations of various other environmental and human rights laws. The lawsuit seeks unspecified compensatory damages on behalf of Halliburton and KBR, interest, and an award of attorney’s fees and other disbursements.  The case has been remanded to state court and KBR is in the process of filing appropriate court motions.

On May 21, 2009, the Central Laborers’ Pension Fund filed a shareholder derivative action on behalf of Halliburton Company against certain of its current and former officers and directors alleging violations of state law, including breach of fiduciary duties, abuse of control, gross mismanagement and waste of corporate assets.  Also named as defendants in the lawsuit are KBR LLC and it current officers and directors.  Most of the purported allegations stem from activities relating to the DOJ’s and SEC’s FCPA investigations in Nigeria. The lawsuit seeks, among other things, compensatory damages on behalf of Halliburton in an unspecified amount, interest, and an award of attorney’s fees, experts fees, costs and expenses of litigation. KBR has answered and filed special exceptions seeking a dismissal of the lawsuit.

The allegations concern events the vast majority of which occurred prior to the formation of KBR, Inc. or the appointment of its officers and directors.  We are in the process of responding to these complaints which we intend to vigorously defend.  We expect these cases to be consolidated and for the plaintiffs to replead their claims in response to our motions.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, or of the  range of potential loss, if any.  We are evaluating whether these matters are covered under the indemnity from Halliburton.

Index

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.  To date, such provisions have been immaterial, and we believe that, as of September 30, 2009, we adequately provided for such contingencies.  However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

In the third quarter of 2009, the Mexican tax authorities proposed an unfavorable tax adjustment to one of our Mexican wholly-owned subsidiaries in connection with the audit of its Mexican tax returns for the years 2000 and 2001.  We disagree with the adjustment and are working with the tax authorities to resolve the matter.  Further, we believe that the applicable statute of limitations has expired.  As a result, we do not believe any tax assessment would be enforceable against the entity for those years.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At September 30, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $14 million.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2009, we had approximately $532 million in letters of credit and financial guarantees outstanding, of which $489  million were issued under our Revolving Credit Facility and $43 million issued under uncommitted bank lines.  We have an additional $314 million of these letters of credit issued and outstanding under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.

Index

Other commitments

We had commitments to provide funds to our privately financed projects of $60 million as of September 30, 2009 and $64 million as of December 31, 2008.  Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities.  At September 30, 2009, approximately $17 million of the $60 million in commitments will become due within one year.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities that must be met within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract.

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

We have not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $33 million at September 30, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Note 8.     Income Taxes

Our effective tax rate was 25% in the third quarter of 2009 and 33% for the nine months ended September 30, 2009.  Our effective tax rate for both the three and nine months ended September 30, 2008 was approximately 36%.  Our effective tax rate for the three and nine months of 2009 was lower than our statutory rate of 35% primarily due to the final determination of previously estimated 2008 domestic and foreign taxable income, made in connection with the preparation and filing of our 2008 consolidated tax returns as well as the benefit associated with income on unincorporated joint ventures.  Our effective tax rate for the three and nine months of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

Index

Note 9.     Shareholders’ Equity

The following tables summarize our shareholders’ equity activities for the first nine months of 2009:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	1	1
Tax benefit related to stock-based plans	(1)	(1)	—	—	—	—
Dividends declared to shareholders	(16)	—	(16)	—	—	—
Repurchases of common stock	(27)	—	—	(27)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(42)	—	—	—	—	(42)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	275	—	217	—	—	58
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	14	—	—	—	11	3
Pension liability adjustment, net of tax	11	—	—	—	8	3
Net unrealized gains (losses) on derivatives	(1)	—	—	—	(1)	—
Comprehensive income, total	299

Balance at September 30, 2009	$2,275	$2,104	$797	$(221)	$(421)	$16

The following tables summarize our shareholders’ equity activity for the first nine months of 2008:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2007	$2,235	$2,070	$319	—	$(122)	$(32)
Opening balance sheet adjustment (a)	2	—	—	—	2	—

FAS 158 remeasurement date	(1)	—	(1)	—	—	—
Stock-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit related to stock-based plans	2	2	—	—	—	—
Dividends declared to shareholders	(26)	—	(26)	—	—	—
Repurchases of common stock	(196)	—	—	(196)	—	—
Distributions to noncontrolling interests	(15)	—	—	—	—	(15)
Comprehensive income:
Net income	278	—	231	—	—	47
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(24)	—	—	—	(21)	(3)
Pension liability adjustment,	8	—	—	—	5	3
Net unrealized gains (losses) on derivatives	—	—	—	—	—	—
Comprehensive income, total	262

Balance at September 30, 2008	$2,277	$2,086	$523	$(196)	$(136)	$—

____________________
(a)
The opening balance sheet adjustment to accumulated other comprehensive loss was a charge of $2 million, net of tax as of January 1, 2008, as a result of the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Accumulated other comprehensive loss consisted of the following balances:

	September 30,	December 31,
Millions of dollars	2009	2008
Cumulative translation adjustments	$(58)	$(69)
Pension liability adjustments	(360)	(368)
Unrealized losses on investments and derivatives	(3)	(2)
Total accumulated other comprehensive loss	$(421)	$(439)

Index

Note 10.   Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$18	$13	$5	$—

Derivative assets	$3	$—	$3	$—

Derivative liabilities	$10	$—	$10	$—

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

Brown & Root Condor Spa (“BRC”). BRC was a joint venture in which we sold our 49% interest and other rights in BRC in the third quarter of 2007 to Sonatrach for approximately $24 million, resulting in a pre-tax gain of approximately $18 million.  As of September 30, 2009, we have not collected the outstanding amount of $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable” in the accompanying balance sheets.  In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection and we will take other actions, as deemed necessary, to collect the outstanding amounts.

Roads project.  During the first quarter of 2008, we acquired an additional 8% interest in a joint venture related to one of our privately financed projects to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  The additional interest was purchased from an existing shareholder for approximately $8 million in cash.  As of March 31, 2008, we owned a 33% interest in the joint venture.  The joint venture is considered a variable interest entity; however, we are not the primary beneficiary.  We continue to account for this investment using the equity method of accounting.  In the second quarter of 2008, we sold the additional 8% interest in the joint venture to an unrelated party for approximately $9 million, leaving us with a 25% interest in the joint venture.  In the first quarter of 2009, we negotiated and settled with the purchaser an additional $2 million in sales proceeds which was contingent upon certain tax rulings in the United Kingdom.  The additional sales proceeds were recorded as “Gain on sale of assets.”

Variable Interest Entities

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

Index

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

The following is a summary of the significant variable interest entities in which we are either the primary beneficiary or in which we have a significant variable interest:

•
during 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom.  This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt.  The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023.  The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract.  As of September 30, 2009, the joint venture had total assets of $122 million and total liabilities of $130 million.  Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is represented by our investment in the entity which was $5 million at September 30, 2009, and any future losses related to the operation of the assets.  We are not the primary beneficiary.  We account for this joint venture using the equity method of accounting;

•
we are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  We have a 25% ownership interest in each of these joint ventures and account for them by the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to us. These joint ventures are considered variable interest entities. However, we are not the primary beneficiary of these joint ventures and therefore, account for them using the equity method of accounting.  As of September 30, 2009, these joint ventures had total assets of $1.7 billion and liabilities of $1.6 billion.  Our maximum exposure to loss was $33 million at September 30, 2009, which consists primarily of our investment balances of $33 million and other receivables due from the ventures;

•
we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity.  These joint ventures are considered variable interest entities, however, we are not the primary beneficiary of the joint ventures.  We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.  As of September 30, 2009, the joint ventures had combined total assets of $278 million and total liabilities of $300 million.  Our maximum exposure to loss was less than $1 million at September 30, 2009;

Index

•
in April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom.  In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract.  In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence.  Our performance through the construction phase is supported by $108 million in letters of credit and $21 million in surety bonds as of September 30, 2009, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners.  The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us.  The entities in which we hold an interest are considered variable interest entities; however, we are not the primary beneficiary of these entities.  We account for our interests in each of the entities using the equity method of accounting.  As of September 30, 2009, the aggregate total assets and total liabilities of the variable interest entities were both $3.0 billion, respectively.  Our maximum exposure to project company losses as of September 30, 2009 was $77 million.  Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.  As of September 30, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $37 million and $20 million, respectively.  The $58 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $60 million remaining commitment to fund subordinated debt to the project in the future;

•
during 2005, we formed a joint venture to engineer and construct a gas monetization facility.  We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes.  At September 30, 2009, the joint venture had $426 million in total assets and $524 million in total liabilities, respectively.  There are no consolidated assets that collateralize the joint venture’s obligations.  However, at September 30, 2009, the joint venture had approximately $79 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

•
we have equity ownership in three joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities.  We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting.  At September 30, 2009, these joint ventures had aggregate assets of $587 million and aggregate liabilities of $814 million, respectively.  As of September 30, 2009, total assets and liabilities recorded within our balance sheets were $28 million and $25 million, respectively.  Our aggregate, maximum exposure to loss related to these entities was $28 million, and is comprised of our equity investments in and receivables from the joint ventures;

•
we have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt.  We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility.  We own 65% of this development corporation and consolidate it for financial reporting purposes.  The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity.  The development corporation accounts for its investment in the company using the equity method of accounting.  The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us.  We are not the primary beneficiary of the variable interest entity.  As of September 30, 2009, the variable interest entity had total assets of $585 million and total liabilities of $480 million.  Our maximum exposure to loss on our equity investments at September 30, 2009 was $49 million.  As of September 30, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $49 million and $8, respectively.  The $41 million difference between our recorded liabilities and aggregate maximum exposure to loss was related completely to our investment balance and other receivables in the project as of September 30, 2009;

Index

•
in July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar.  The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.  The joint venture is considered a variable interest entity.  We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.  As of September 30, 2009, the Pearl joint venture had total assets of $155 million and total liabilities of $133 million.

Note 12.   Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009		2008
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$3
Interest cost	1	20	—	24
Expected return on plan assets	—	(23)	(1)	(27)
Amortization of prior service cost	—	—	—	(1)
Amortization of net loss	—	2	—	3
Net periodic benefit cost	$1	$(1)	$(1)	$2

	Nine Months Ended September 30,
	2009		2008
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$7
Interest cost	3	57	2	74
Expected return on plan assets	(2)	(63)	(3)	(83)
Amortization of prior service cost	—	—	—	(1)
Amortization of net loss	1	8	—	9
Curtailment	—	(4)	—	—
Net periodic benefit cost (benefit)	$2	$—	$(1)	$6

As of September 30, 2009, we contributed $9 million of the $11million we currently expect to contribute in 2009 to our international plans.  We contributed $5 million, which is our total expected contribution to our domestic plans in 2009.  The assets held by the trustee of the plans sustained significant declines in market value during 2008, the effects of which are accounted for as a component of accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets and our Shareholders’ Equity footnote (See Note 9).  If the market values of assets remain depressed, our levels of contribution could be impacted in future years.

In March 2009, we amended the terms and conditions of one of our international pension plans and ceased future service and benefit accruals for all plan participants.  This action meets the definition of a curtailment under FASB ASC 715 - Compensation - Retirement Benefits, and resulted in a curtailment gain of approximately $4 million during the first quarter of 2009.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and nine months ended September 30, 2009 and 2008.

Index

Note 13.   Transactions with Former Parent and Other Related Party Transactions

Our balance payable to Halliburton of $54 million at September 30, 2009 and December 31, 2008, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement.  The amounts due to or from Halliburton will be dependent upon the final resolution of IRS audits and other matters that will be determined under the tax sharing agreement.

We perform many of our projects through incorporated and unincorporated joint ventures.  In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor.  Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions.  In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses.  We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method.  Total revenues from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $46 million and $48 million for the three months ended September 30, 2009 and 2008, respectively, and revenues of $126 million and $163 million for the nine months ended September 30, 2009 and 2008, respectively.  Income from services provided to our unconsolidated joint ventures was $3 million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and a loss of $4 million and income of $22 million for the nine months ended September 30, 2009, and 2008, respectively.

Note 14.   Goodwill and Intangibles

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million as a result of our annual goodwill impairment test on September 30, 2009.  The charge was taken against our reporting unit related to a small staffing business acquired in the acquisition of BE&K included in our "Other" reportable segment.  The charge was primarily the result of a decline in the staffing market, the current effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this reporting unit that were identified through the course of our annual planning process.  As of September 30, 2009, goodwill and intangibles for this reporting unit were approximately $18 million, including goodwill of $12 million, after recognition of the impairment charge.  The fair value of all of our other reporting units exceeded their respective carrying amounts as of September 30, 2009.

Note 15.   New Accounting Standards

In March 2008, the FASB issued accounting guidance related to employers’ disclosure about postretirement benefit plan assets which is discussed under FASB ASC 715 - Compensation - Retirement Benefits.  This topic addresses concerns from users of financial statements about their need for more information on pension plan assets, obligations, benefit payments, contributions, and net benefit cost. The disclosures about plan assets are intended to provide users of employers’ financial statements with more information about the nature and valuation of postretirement benefit plan assets, and are effective for fiscal years ending after December 15, 2009.

Effective January 1, 2009, we adopted guidance for participating securities and the two-class method in accordance with FASB ASC 260 - Earnings Per Share related to determining whether instruments granted in share-based payment transactions are participating securities.  The standard provides that unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) participate in undistributed earnings with common shareholders.  Certain KBR restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  The standard requires that the two-class method of computing basic EPS be applied.  Under the two-class method, KBR stock options are not considered to be participating securities.  As a result of adopting FASB ASC 260, previously reported basic net income attributable to KBR per share decreased by $0.01 per share for the nine months ended September 30, 2008.

Effective September 30, 2009, we adopted guidance for the accounting standards codification and the hierarchy of generally accepted accounting principles in accordance with FASB ASC 105 - Generally Accepted Accounting Principles.  The standard establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.  The FASB ASC does not have an impact on our financial position, results of operations or cash flows.

Index

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the impact that the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows and disclosures.

The following authoritative standards are not yet integrated into the Codification:

In June  2009, the FASB issued SFAS No.  166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No.  140” (“SFAS 166”) requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November  15, 2009.  We are evaluating the impact that the adoption of SFAS 166 will have on our financial position, results of operations, cash flows and disclosures.

In June  2009, the FASB issued SFAS No.  167, “Amendments to FASB Interpretation No.  46(R)” (“SFAS 167”) modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November  15, 2009.  We are evaluating the impact that the adoption of SFAS 167 will have on our financial position, results of operations, cash flows and disclosures.

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

Business Environment and Results of Operations

Business Environment

Hydrocarbon Markets. We provide a full range of engineering, procurement and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, industrial, power generation and other projects.  We serve customers in the gas monetization, oil and gas, petrochemical, refining, power and chemical markets throughout the world.  Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures in our construction services.

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occured prior to mid-2008.  We have indications that the hydrocarbons market in most geographical regions outside of North America has recovered from the worldwide economic conditions and financial market crisis.  However, for the North American Hydrocarbon region, many of our customers have decreased their capital expenditure budgets in the short term until the economic conditions become more favorable.  Although it is presently not possible to determine the impact these conditions may have on us in the future, to date we have experienced only a minor impact to our business, primarily in North America.

North American Engineering and Construction Markets. We provide a wide range of services to a variety of industries in the U.S. and Canada, including oil sands, environmental, power, general industrial, forest products, refining, chemical and commercial buildings.  The recent economic conditions, volatility in oil and gas prices and current financial market conditions that began in 2008 have disrupted the normal flow of bid/award opportunities in most of the market sectors.  However, power and power related environmental opportunities remain strong due to low natural gas prices and air quality regulatory requirements.  We have seen a recent increase in prequalification requests from our clients and expect a number of our markets to strengthen in 2010.  Other than power, individual bid opportunities in 2010 are generally expected to be smaller with increasing number of competitors.  A number of our customers are using the current market conditions to identify cost savings by consolidating service providers to reduce the number of contractors providing services at their facilities, which we see as a potential opportunity for KBR.

Government Markets.  A significant portion of our G&I business unit’s current activities support the United States’ and the United Kingdoms’ operations in Iraq, Afghanistan and in other parts of the Middle East region.  These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending.  The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III contract, which was a competitively bid contract.  KBR is the only company providing services under this contract.  Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders.  As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we expect our work under LogCAP III to decline.  However, we do not expect any significant decrease in spending in the region in the near term due to the cost of transitioning troops, equipment and facilities.  We expect the U.K. military will also remain engaged in the region, although their focus has shifted from Iraq to Afghanistan.

In the civil infrastructure sector, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East.  In Australia, we also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure. As a result, demand is at an all time high.  However, the global economic crisis has caused a slow down in some projects.  Stimulus spending and a general economic recovery should result in increased opportunities in the future across all sectors.

Index

Results of Operations

LogCap Project.  We are currently the sole service provider under our LogCAP III contract, which has been extended by the DoD through the fourth quarter of 2009 and we anticipate further extensions into 2010.   Although KBR is one of the executing contractors under the LogCAP IV contract, we expect our overall volume of work to decline in the near future as our customer reduces its requirement for the types and the amounts of services we provide in the region.

Backlog related to the LogCAP III contract was $776 million at September 30, 2009, and $1.4 billion at December 31, 2008.  During the almost seven-year period we have worked under the LogCAP III contract, we have been awarded 82 “excellent” ratings out of 104 total ratings.  Our award fees on the LogCAP III contract are recognized based on our estimate of the amounts to be awarded.  Once the task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In the first nine months of 2009, our award fee accrual rate on this project is 72%.  At September 30, 2009, approximately $118 million is recorded in unbilled receivables as our estimate of award fees earned since the April 2008 performance period.   We expect to receive our next award fee letter from our customer either in late 2009 or early 2010.  If our next award fee letter has performance scores and award rates higher or lower than our historical rates, our revenue will be adjusted accordingly.

For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate general and administrative expenses and other non-operating income and expense items.

Revenue by Business Unit

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$1,108	$1,364	$(256)	(19	) %
U.S. Government —Americas Operations	130	183	(53)	(29	) %
International Operations	138	212	(74)	(35	) %
Total G&I	1,376	1,759	(383)	(22	) %

Upstream:
Gas Monetization	637	434	203	47%
Oil & Gas	98	116	(18)	(16	) %
Total Upstream	735	550	185	34%

Services	566	539	27	5%
Downstream	123	138	(15)	(11	) %
Technology	27	19	8	42%
Ventures	5	1	4	400%
Other	8	12	(4)	(33	) %
Total revenue	$2,840	$3,018	$(178)	(6	) %
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

Index

Income (loss) by Business Unit

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$71	$78	$(7)	(9	) %
U.S. Government —Americas Operations	19	13	6	46%
International Operations	38	42	(4)	(10	) %
Total job income	128	133	(5)	(4	) %
Divisional overhead	(39)	(29)	(10)	(34	) %
Total G&I business unit income	89	104	(15)	(14	) %
Upstream:
Gas Monetization	40	37	3	8%
Oil & Gas	20	26	(6)	(23	) %
Total job income	60	63	(3)	(5	) %
Divisional overhead	(12)	(10)	(2)	(20	) %
Total Upstream business unit income	48	53	(5)	(9	) %
Services:
Job income	56	41	15	37%
Divisional overhead	(20)	(14)	(6)	(43	) %
Total Services business unit income	36	27	9	33%
Downstream:
Job income	16	20	(4)	(20	) %
Divisional overhead	(6)	(5)	(1)	(20	) %
Total Downstream business unit income	10	15	(5)	(33	) %
Technology:
Job income	14	10	4	40%
Divisional overhead	(7)	(6)	(1)	(17	) %
Total Technology business unit income	7	4	3	75%
Ventures:
Job income	5	1	4	400%
Divisional overhead	(1)	(1)	—	—%
Total Ventures business unit income	4	—	4	—%
Other:
Job income	2	4	(2)	(50	) %
Impairment of goodwill	(6)	—	(6)	—%
Divisional overhead	(1)	(3)	2	67%
Total Other business unit income (loss)	(5)	1	(6)	(600	) %

Total business unit income	$189	$204	$(15)	(7	) %
Unallocated amounts:
Loss on disposition of assets - corporate	(1)	—	(1)	—%
Labor costs absorption (1)	(3)	(5)	2	40%
Corporate general and administrative	(54)	(55)	1	2%
Total operating income	$131	$144	$(13)	(9	) %
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Index

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Government and Infrastructure.  Revenue from our Middle East Operations decreased approximately $256 million in the third quarter of 2009 over the same period in the prior year largely as a result of continued reduction in volume on U.S. military support activities in Iraq as the Army continues to refocus their forces on the battlefield and redistributes forces away from existing forward operating bases and into more combat outposts and joint security sites.  We expect to continue to provide services on certain LogCAP III task orders through the second half of 2010.  However, over the next 12 months we expect our overall volume of work to decrease.  Revenue from our Americas Operations decreased $53 million in the third quarter of 2009 primarily as a result of reductions in activity on the Los Alamos project which substantially ended in 2008 as well as the reduction in the volume of work due to the delay of new awards for the NRO Office of Space Launch project.  The decrease in revenue in the third quarter of 2009 from our International Operations is largely due to reduced level of work volume on U.K. MoD projects, including the project to design, procure and construct facilities in Basra, southern Iraq, the Temporary Deployable Accommodations project and the completion of several engineering projects in Australia.

Job income from our Middle East Operations decreased in the third quarter of 2009 primarily as a result of decreased volume of activities in Iraq and the reduction in our LogCAP award fee accrual rate from 80% to 72% in late 2008 as well as lower award fees earned in the third quarter of 2009.  Job income from our Americas Operations increased an aggregate $5 million primarily due to increased activity on the CENTCOM project and the causeway project in Qatar.  Job income from our International Operations decreased in the third quarter of 2009 due to lower volume on several projects, including the Allenby & Connaught project and the U.K. MoD facility project in Basra, southern Iraq.

Divisional overhead expenses incurred in the third quarter of 2009 by the G&I business unit increased primarily due to lower recovery of overhead expenses resulting from decreased activity as well as higher bid and proposal activities.

Upstream.   Revenues in our Gas Monetization Operations increased in the third quarter of 2009 primarily due to increased procurement activity from several Gas Monetization projects, including the Escravos GTL, Gorgon LNG and Skikda LNG projects as they reach peak activity levels in 2009.  Revenue from these three projects increased an aggregate $235 million in the third quarter of 2009 over the same quarter in the prior year.  Partially offsetting the 2009 Gas Monetization revenue increases was a decline in revenues of approximately $35 million due to lower progress on the Pearl GTL project as well as increases in project costs due to schedule delays, subcontractor claims and equipment failures on other LNG projects nearing completion.  Revenues in our Oil and Gas Operations declined $18 million in the third quarter of 2009 primarily due to the relatively slower progress on a number of offshore projects that were either completed or were nearing completion.

Job income in our Gas Monetization Operations in the third quarter of 2009 increased $28 million in the aggregate on the Skikda LNG, Escravos GTL, Gorgon LNG and Pearl GTL projects.  We recognized higher incentive fees on the Escravos GTL and Pearl GTL during the third quarter of 2009.  We were also awarded an increase in work scope on the Gorgon LNG project as a result of the customer’s financial investment decision in the project which resulted in increased activity during the quarter.  These increases in Gas Monetization job income were substantially offset by increases in project costs on other LNG projects due to schedule delays, subcontractor claims and equipment failures as these projects near completion.  In our Oil and Gas Operations, job income declined by $6 million as a result of the completion of a number of offshore engineering projects during the third quarter of 2009.

Services.  Services revenue was $566 million and $539 million in the third quarter of 2009 and 2008, respectively.  Services business unit revenues increased approximately $55 million in the third quarter of 2009 primarily due to increased progress on the Hunt Refining and other cost reimbursable construction project in our BE&K construction operations.  Additionally, revenue increased a combined $42 million in our Canadian and North American operations primarily as a result of increased progress on the Shell Scotford Upgrader and other projects in Canada and the Exxon Mobil Flare Gas project in Texas.  These increases in the third quarter of 2009 were partially offset by a combined decrease in revenue of $72 million in our Industrial Services and BEK Building Group operations primarily as a result of reduced man-hours on existing projects and fewer new awards in 2009.

Job income from Services increased in the third quarter of 2009 primarily due to the increased progress on projects in our BE&K construction operations which contributed approximately $16 million to the increase in job income over the prior year.  Additionally, job income increased approximately $5 million as a result of higher rates for marine vessel support services in the Gulf of Mexico provided through our MMM joint venture.  Partially offsetting these increases were lower job income on projects in our Industrial Services operations.

Index

Downstream. In the third quarter of 2009, revenue from our Downstream operations decreased by approximately $15 million primarily due to a general slow down in our Chemicals operations and completion of the EBIC ammonia plant project in Egypt.  Revenues in our Chemical operations decreased approximately $16 million primarily related to reduced activity on projects we acquired from BE&K to provide EPC and other services to customers in the United States.  Revenues declined approximately $9 million on the EBIC ammonia plant as this project nears completion.  Partially offsetting these decreases were increases in revenue from a number of new Refining projects awarded in the second half of 2008, additional work awarded on the Ras Tanura project in our Petrochemical operations and the award of a new Syngas project.

Downstream job income in the third quarter of 2009 was $16 million compared to $20 million in the same period in 2008.  The majority of the decrease in job income is due to the slow down in activity on projects we acquired from BE&K in our Chemicals operations.

Technology.  Technology revenue was $27 million and $19 million in the third quarter of 2009 and 2008, respectively.  Technology job income increased to $14 million in the third quarter of 2009 as compared to $10 million in the third quarter of 2008.  Revenues and job income in 2009 increased a combined $12 million and $8 million, respectively, primarily as a result of progress on two new grassroots ammonia projects in South America, an ammonia plant revamp in India and the completion of a grassroots ammonia facility in Trinidad.  These increases were partially offset by slower progress due to several existing engineering projects nearing completion in our other operations.

Ventures.  Ventures job income was $5 million in the third quarter of 2009 compared to $1 million in the third quarter of 2008.  Job income increased in third quarter of 2009 primarily driven by increased construction progress and lower maintenance costs on the Aspire Defence (Allenby & Connaught) project as well as lower index linked interest expense on two of our road projects in the U.K.

Labor cost absorption.  Labor cost absorption expense was $3 million in the third quarter of 2009 and $5 million in the third quarter of 2008.  Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption expense decreased in the third quarter of 2009 primarily due to higher chargeability and utilization in several of our engineering offices.

General and Administrative expense.  General and administrative expense was $54 million in the third quarter of 2009 and $55 million in the third quarter of 2008.  General and administrative expense decreased in the third quarter of 2009 primarily due to higher expenses recorded related to Hurricane Ike in the third quarter of 2008 partially offset by higher legal expenses in the third quarter of 2009.

Index

Non-operating items

Net interest income was $0 in the third quarter of 2009 and $7 million in the third quarter of 2008.  Interest income decreased significantly in the third quarter as a result of the decrease in our average interest rates earned and average cash and equivalents balance. Average interest rates earned on our invested cash declined from approximately 0.5% in the third quarter of 2008 to 0.1% in the third quarter of 2009 as a result of the current economic conditions.  Our average cash and equivalents balance was approximately $1.0 billion in the third quarter of 2009 as compared to the average cash balance of $1.5 billion in the third quarter of 2008.  The decrease in our cash and equivalents balance is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases.

Provision for income taxes was $33 million in the third quarter of 2009 and $55 million in the third quarter of 2008. Our effective tax rate was approximately 25% for the quarter ended September 30, 2009 and 36% for the quarter ended September 30, 2008.   Our effective tax rate in the third quarter of 2009 was lower than our statutory rate of 35% primarily due to the final determination of previously estimated 2008 domestic and foreign taxable income, made in connection with the preparation and filing of our 2008 consolidated tax returns as well as the benefit associated with income on unincorporated joint ventures.  Our effective tax rate for the third quarter of 2008 exceeded our statutory rate of 35% primarily due to non-deductible operating losses from our railroad investment in Australia, and state and other taxes.

Revenue by Business Unit

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Revenue: (1)
G&I:
U.S. Government —Middle East Operations	$3,866	$4,072	$(206)	(5	) %
U.S. Government —Americas Operations	389	460	(71)	(15	) %
International Operations	417	618	(201)	(33	) %
Total G&I	4,672	5,150	(478)	(9	) %

Upstream:
Gas Monetization	1,971	1,454	517	36%
Oil & Gas	302	406	(104)	(26	) %
Total Upstream	2,273	1,860	413	22%

Services	1,723	776	947	122%
Downstream	360	339	21	6%
Technology	70	61	9	15%
Ventures	16	(3)	19	633%
Other	27	12	15	125%
Total revenue	$9,141	$8,195	$946	12%
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

Index

Income (loss) by Business Unit

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	Percentage Change
	(In millions of dollars)
Business Unit Income (loss):
G&I:
U.S. Government —Middle East Operations	$193	$183	$10	5%
U.S. Government —Americas Operations	49	27	22	81%
International Operations	112	126	(14)	(11	) %
Total job income	354	336	18	5%
Divisional overhead	(104)	(89)	(15)	(17	) %
Total G&I business unit income	250	247	3	1%
Upstream:
Gas Monetization	155	110	45	41%
Oil & Gas	64	122	(58)	(48	) %
Total job income	219	232	(13)	(6	) %
Divisional overhead	(33)	(35)	2	6%
Total Upstream business unit income	186	197	(11)	(6	) %
Services:
Job income	149	76	73	96%
Gain on sale of assets	—	1	(1)	(100	) %
Divisional overhead	(60)	(20)	(40)	(200	) %
Total Services business unit income	89	57	32	56%
Downstream:
Job income	42	52	(10)	(19	) %
Divisional overhead	(18)	(15)	(3)	(20	) %
Total Downstream business unit income	24	37	(13)	(35	) %
Technology:
Job income	34	32	2	6%
Divisional overhead	(19)	(16)	(3)	(19	) %
Total Technology business unit income	15	16	(1)	(6	) %
Ventures:
Job income (loss)	15	(3)	18	600%
Gain on sale of assets	2	1	1	100%
Divisional overhead	(2)	(2)	—	—%
Total Ventures business unit income (loss)	15	(4)	19	475%
Other:
Job income	7	4	3	75%
Impairment of goodwill	(6)	—	(6)	—%
Divisional overhead	(5)	(3)	(2)	(67	) %
Total Other business unit income	(4)	1	(5)	(500	) %

Total business unit income	$575	$551	$24	4%
Unallocated amounts:
Gain on disposition of assets - corporate	(1)	—	(1)	—%
Labor costs absorption (1)	(5)	—	(5)	—%
Corporate general and administrative	(157)	(163)	6	4%
Total operating income	$412	$388	$24	6%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Index

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Government and Infrastructure.  Revenue from our Middle East Operations decreased approximately $206 million for the nine months ended September 30, 2009 over the same period in the prior year largely as a result of continued reduction in volume on U.S. military support activities in Iraq under our LogCAP III contract as the Army continues to refocus their forces on the battlefield and redistributes forces away from existing forward operating bases and into more combat outposts and joint security sites.  We expect to provide services on certain task orders through the second half of 2010.  However, over the next 12 months, we expect our overall volume of work to decrease.  Revenue from our Americas Operations decreased a combined $158 million for the nine months ended September 30, 2009 primarily as a result of reductions in activity on the Los Alamos and other domestic cost reimbursable U.S. Government projects including the CONCAP and NRO Office of Space Launch projects.  The decreases were partially offset by increased activity on the CENTCOM and the causeway project in Bahrain which increased revenue during the nine months ended September 30, 2009 by approximately $70 million in the aggregate.  The decrease in revenue in the nine months of 2009 from our International Operations is largely due to reduced level of work volume on U.K. MoD projects, including the project to design, procure and construct facilities in Basra, southern Iraq, the Temporary Deployable Accommodations project and the Allenby & Connaught project as well as the completion of several engineering projects in Australia.

Job income from our Middle East Operations increased for the nine months ended September 30, 2009 primarily as a result of the net $22 million charge recognized in the first nine months of 2008 related to an unfavorable jury verdict from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003.  During the first nine months of 2009, we recognized $17 million in revenue as we determined the costs related to the litigation with the LogCAP III subcontractor was billable to our customer.  This increase was partially offset by the reduction in our LogCAP award fee accrual rate from 80% to 72% in late 2008, lower award fees earned during the first nine months of 2009 and provisions for potentially unallowable costs.  Job income from our Americas Operations increased primarily due to the $15 million loss recognized in the first quarter of 2008 on our U.S. Embassy project in Macedonia which did not recur in the first nine months of 2009 as well as the CENTCOM project and the causeway project in Bahrain.  Job income from our International Operations decreased for the nine months ended September 30, 2009 due to lower volume on several projects, including the Allenby & Connaught project and several other projects for the U.K. MoD.

Upstream.  Revenues in our Gas Monetization Operations increased for the nine months ended September 30, 2009 primarily due to increased procurement activity from several Gas Monetization projects, including the Escravos GTL and Skikda LNG projects as they reach peak activity levels in 2009.  Revenue from these two projects increased an aggregate $626 million for the nine months ended September 30, 2009 over the same period in the prior year.  Partially offsetting the 2009 Gas Monetization revenue increases was a decline in revenues of approximately $152 million due to lower progress on the Pearl GTL project as well as increases in project costs due to schedule delays, subcontractor claims and equipment failures on other LNG projects nearing completion.  Revenues in our Oil and Gas Operations declined $104 million for the nine months ended September 30, 2009 primarily due to the relatively slower progress on a number of offshore projects that were either completed or were nearing completion during the first nine months of 2009.  Additionally, in the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to one of our projects performed for PEMEX, EPC 28, which also contributed to the decrease in revenues for the nine months ended September 30, 2009.  Partially offsetting these decreases in revenue during the first nine months of 2009 was an aggregate $47 million in revenue related to several new engineering projects awarded in late 2008.

Job income in our Gas Monetization Operations for the nine months ended September 30, 2009 increased $76 million in the aggregate on the Skikda LNG, Escravos GTL, and Gorgon LNG projects.  We recognized higher incentive fees on the Escravos GTL project during the first nine months of 2009.  We were also awarded an increase in work scope on the Gorgon LNG project as a result of the customer’s financial investment decision in the project which resulted in increased activity during the first nine months of 2009.  These increases in Gas Monetization job income were partially offset by increases in project costs on other LNG projects due to schedule delays, subcontractor claims and equipment failures as these projects near completion.  In our Oil and Gas Operations, job income declined by $58 million primarily due to the $51 million favorable arbitration award recognized in the first quarter of 2008 related to one of our projects performed for PEMEX, EPC 28, which contributed to the decrease in revenues for the nine months ended September 30, 2009.

In our Oil and Gas Operations, job income in 2008 included a $51 million favorable arbitration award related to the EPC 28 project performed for PEMEX.  Also, contributing to the decrease in Oil and Gas Operations was one of our Algerian joint ventures that received an unfavorable arbitration award related to the In Amenas project resulting in a $15 million decrease to job income for the nine months ended September 30, 2009.  Partially offsetting these decreases in job income were increases in job income of $12 million in the aggregate related to several new engineering projects awarded in late 2008.

Index

Services.  Services revenues increased to $1.7 billion for the nine months ended September 30, 2009 as compared to $776 million for the nine months ended September 30, 2008.  Services business unit revenues increased for the nine months ended September 30, 2009 primarily due to the business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $809 million to the increase in revenue.  Additionally, revenue for the nine months ended September 30, 2009 from our Services legacy operations increased as a result of continued growth in our North American Construction and Canadian operations.  North American Construction revenues for the nine months ended September 30, 2009 increased approximately $70 million as a result of increased activity on several recently awarded projects including the Borger and Exxon Mobil Flare Gas projects in Texas.  Revenues from our Canadian operations increased approximately $33 million during the first nine months in 2009 primarily as a result of the Shell AOSP and Syncrude projects.

Job income from Services increased for the nine months ended September 30, 2009 primarily due to the business we obtained through the acquisition of BE&K which contributed approximately $70 million to job income.  Job income increased approximately $8 million as a result of higher rates for marine vessel support services provided through our MMM joint venture in the Gulf of Mexico.

Downstream.  For the nine months ended September 30, 2009, revenue from our Downstream operations increased by approximately $21 million.   Revenues from our Refining operations increased in the first nine months of 2009 by approximately $59 million as a result of a number of new refining projects awarded in the second half of 2008.   Downstream revenue increased an additional $25 million in our Chemical operations as a result of projects we acquired from BE&K to provide EPC and other services to customers in the United States.   Increases in revenue related to these and other projects were partially offset by a $57 million decline in revenue as a result of the completion of the EBIC ammonia plant project in Egypt.

The decrease in Downstream job income for the nine months ended September 30, 2009 is primarily due to a $21 million decrease in income on the EBIC ammonia project due to a combination of the project nearing completion and costs associated with a delay in completing the plant’s reliability test.  We successfully completed the plant’s reliability test on the EBIC ammonia project in July 2009 and the ammonia plant was formally accepted by the client in the third quarter of 2009.  These decreases were offset by an aggregate increase of $11 million of job income in our Refining operations as a result of the award of several new refining projects in the second half of 2008.

Technology.  Technology revenue increased to $70 million for the nine months ended September 30, 2009 as compared to $61 million for the nine months ended September 30, 2008.  Technology job income increased slightly to $34 million for the nine months ended September 30, 2009 as compared to $32 million for the nine months ended September 30, 2008.  Revenues and job income increased slightly primarily as a result of progress on two new grassroots ammonia projects in South America, an ammonia plant revamp in India and the completion of a grassroots ammonia facility in Trinidad.  These increases were partially offset by slower progress due to several existing engineering projects nearing completion in our other operations.

Ventures.  Ventures job income was $15 million for the nine months ended September 30, 2009 and job loss was $3 million for the nine months ended September 30, 2008.  The increase in job income is primarily due to the adoption by two of our U.K. road project joint ventures of a favorable U.K. tax ruling related to the tax depreciation of certain assets.  The adoption resulted in an increase to Equity earnings from unconsolidated affiliates of approximately $8 million during the first nine months of 2009.  Additionally, job income increased $2 million as a result of the negotiation and settlement of contingent purchase price consideration related to the sale of an 8% interest in two U.K. road project joint ventures and lower maintenance costs on the Aspire Defence (Allenby & Connaught) project.  Job loss for the first nine months of 2008 was primarily driven by nonrecurring operating losses of approximately $6 million generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia.

Labor cost absorption.  Labor cost absorption expense was $5 million for the nine months ended September 30, 2009, and $0 for the nine months ended September 30, 2008.  Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption expense increased for the nine months ended September 30, 2009, primarily due to lower chargeability and utilization in several of our engineering offices partially offset by reduced headcount in 2009.

Index

General and Administrative expense.  General and administrative expense was $157 million for the nine months ended September 30, 2009 and $163 million for the nine months ended September 30, 2008.  The decrease for the first nine months of 2009 was primarily related to the non recurring expenses accrued in the third quarter of 2008 related to Hurricane Ike, state tax audits and costs related to the deployment of the  HR/Payroll instance of SAP together with a charge from Halliburton for access to their HR/Payroll system which were partially offset by higher 2009 legal expenses.

Non-operating items

Net interest income was $1 million and $32 million for the nine months ended September 30, 2009 and 2008, respectively.  Interest income was partially offset by interest expense of $2 million in each nine-month period.  Interest income decreased significantly in the nine months ended September 30, 2009 as a result of the decrease in our average interest rates earned and average cash and equivalents balance.  Average interest rates earned on our invested cash declined from approximately 2.2% for the nine months ended September 30, 2008 to 0.3% for the nine months ended September 30, 2009, as a result of the current economic conditions.  Our average cash balances declined to approximately $1.0 billion in 2009 from an average cash balance of $1.5 billion for the nine months ended September 30, 2008.  The decrease in our cash and equivalents balance is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases.

We had foreign currency gains of $1 million for the nine months ended September 30, 2009 and foreign currency losses of $2 million for the nine months ended September 30, 2008.  The foreign currency gains for the nine months ended September 30, 2009 primarily resulted from the remeasurement of monetary assets and liabilities in foreign jurisdictions as a result of the strengthening of the U.S. dollar against certain foreign currencies in the first quarter of 2009 including the Euro, Algerian dinar and Japanese yen.  Some of these positions were not fully hedged.

Provision for income taxes was $137 million and $151 million for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate was approximately 33% and 36% for the nine months ended September 30, 2009 and 2008, respectively.   Our effective tax rate for the nine months ended September 30, 2009 was lower than our statutory rate of 35% primarily due to the final determination of previously estimated 2008 domestic and foreign taxable income, made in connection with the preparation and filing of our 2008 consolidated tax returns as well as the benefit associated with income on unincorporated joint ventures.    Our effective tax rate for the first nine months of 2008 exceeded our statutory rate of 35% primarily due to not receiving a benefit for operating losses on our railroad investment in Australia, and state and other taxes.

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

We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $2.2 billion at September 30, 2009 and $2.4 billion at December 31, 2008. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interest includes 100% of the backlog associated with those joint ventures and totaled $4.8 billion at September 30, 2009 and $3.1 billion at December 31, 2008.

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

Backlog(1)
(in millions)

	September 30, 2009	December 31, 2008
G&I:
U.S. Government - Middle East Operations	$781	$1,428
U.S. Government - Americas Operations	379	600
International Operations	1,390	1,446
Total G&I	$2,550	$3,474
Upstream:
Gas Monetization	7,414	6,196
Oil & Gas	149	260
Total Upstream	$7,563	$6,456
Services	1,898	2,810
Downstream	624	578
Technology	140	130
Ventures	709	649

Total backlog for continuing operations	$13,484	$14,097
______________________
(1)
Our G&I business unit’s total backlog attributable to firm orders was $2.4  billion at September 30, 2009 and $3.3 billion at December 31, 2008.  Our G&I business unit’s total backlog attributable to unfunded orders was $125 million at September 30, 2009 and $196 million as of December 31, 2008.

We estimate that as of September 30, 2009, 52% of our backlog will be complete within one year. As of September 30, 2009, approximately 18% of our backlog was attributable to fixed-price contracts and 82% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Backlog in our G&I business unit decreased primarily as a result of the net work-off on the LogCAP III contract in our Middle East operations.  As of September 30, 2009, backlog in our G&I business unit includes approximately $776 million for our continued services under the LogCAP III contract and $1.0 billion related to the Allenby & Connaught for the U.K. Ministry of Defence in our International operations.

In our Upstream business, we were awarded the EPCM scope of work on the Gorgon LNG project during the third quarter of 2009 which resulted in an increase to backlog of approximately $2.2 billion.  Partially offsetting this increase were decreases in our Upstream business backlog primarily as a result of work-off on several Gas Monetization projects including the Pearl GTL, Escravos GTL, Yemen LNG and Skikda projects.  As of September 30, 2009, our Gas Monetization backlog included $2.2 billion on the Escravos LNG project and $2.4 billion on the Skikda LNG project.

Backlog in our Services business decreased due to the work-off in our Canadian, North American Construction, BE&K Construction and BE&K Building Group operations which significantly outpaced new awards.

Index

Liquidity and Capital Resources

Cash and equivalents totaled $1.0 billion at September 30, 2009 and $1.1 billion at December 31, 2008, which included $185 million and $175 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and that we consolidate for accounting purposes.  The use of these cash balances in consolidated joint ventures is limited to the joint venture activities and is not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures.  In addition, cash and equivalents includes $20 million and $179 million as of September 30, 2009 and December 31, 2008, respectively, of cash from advance payments that are not available for other projects related to a contract in progress that is not executed through a joint venture.  We expect to use the cash and equivalents advanced on this project to pay project costs.

Our Revolving Credit Facility has a total capacity of $930 million and is available for cash working capital needs and letters of credit to support our operations.  Letters of credit issued in support of our operations reduce the Revolving Credit Facility capacity on a dollar-for-dollar basis.  Amounts drawn under the Revolving Credit Facility bear interest at variable rates based on a base rate (equal to the higher of Citibank’s publicly announced base rate, the Federal Funds rate plus 0.5% or a calculated rate based on the certificate of deposit rate) or the Eurodollar Rate, plus, in each case, the applicable margin.  The applicable margin will vary based on our utilization spread.  At September 30, 2009, we did not have any cash draws and $489 million in letters of credit issued and outstanding, which reduced the availability under the Revolving Credit Facility to $441 million.  In addition, we pay a commitment fee on any unused portion of the credit line under the Revolving Credit Facility ranging from 0.15% to 0.25% per annum depending upon the level of total capacity utilized.

Debt covenants. The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional indebtedness and liens, sales of our assets and payment of dividends, as well as limiting the amount of investments we can make.  Further, the Revolving Credit Facility limits the amount of new letters of credit and other debt we can incur outside of the credit facility to $250 million, which could adversely affect our ability to bid or bid competitively on future projects if the credit facility is not amended or replaced.  In January 2008, we entered into an Agreement and Amendment to the Revolving Credit Facility which (i) permits us to elect whether any increase in the aggregate commitments under the Revolving Credit Facility used solely for the issuance of letters of credit are to be funded from existing banks or from one or more eligible assignees; and (ii) permits us to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed a total of $400 million in the aggregate.  As of September 30, 2009, we have the capacity to pay additional dividends or repurchase shares in the amount of $120 million after dividends paid and shares repurchased through September 2009.

The Revolving Credit Facility also requires us to maintain certain financial ratios, as defined by the Revolving Credit Facility agreement, including a debt-to-capitalization ratio that does not exceed 50%; a leverage ratio that does not exceed 3.5; and a fixed charge coverage ratio of at least 3.0.  At September 30, 2009 and December 31, 2008, we were in compliance with these ratios and other covenants.

Operating activities.  Cash used in operations was $27 million for the nine months of 2009 compared to cash provided by operations of $1 million for the nine months of 2008.  Cash from advanced payments held by our joint venture projects that we consolidate for accounting purposes increased from $175 million at December 31, 2008 to $185 million at September 30, 2009.  Cash related to advanced payments on a contract in progress decreased from $179 million at December 31, 2008 to $20 million at September 30, 2009.  The net decrease in joint venture and project related cash balances represent funding of $149 million to these projects during the first nine months of 2009.  Offsetting these cash decreases were increases of $34 million in distributions and repayments of advances we received from our unconsolidated joint ventures, which are accounted for using the equity method of accounting.

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

Investing activities.  Cash used in investing activities for the first nine months of 2009 and 2008 totaled $20 and $519 million, respectively.  Capital expenditures were $22 million for the first nine months of 2009 and $27 million for the first nine months of 2008.  In July 2008, we acquired BE&K for $487 million, net of cash received. In April 2008, we acquired TGI and Catalyst Interactive for a combined purchase price of approximately $11 million, net of cash received.

Index

Financing activities.  Cash used in financing activities was $92 million for the first nine months of 2009 and included $27 million of payments to reacquire 1.7 million shares of our common stock and $54 million related to dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures.  Included in other financing activities of $11 million is our net cash collateralization of our standby letters of credit in accordance with certain agreements.  Cash used in financing activities was $231 million for the first nine months of 2008, which was almost entirely related to $196 million of payments to reacquire our common stock and $40 million related to dividend payment to shareholders and minority shareholders.

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

Capital expenditures for 2009 are expected to be approximately $30 million, and primarily relate to information technology, real estate and equipment/facilities to be used in our business units.  We expect total capital expenditures for the fourth quarter of 2009 to be consistent with the first three quarters of 2009.

On October 7, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on January 15, 2010 to shareholders of record on December 15, 2009.  Any future dividend declarations will be at the discretion of our Board of Directors.

Other obligations.   We had commitments to provide funds to our privately financed projects of $60 million as of September 30, 2009 and $64 million as of December 31, 2008. Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities or due to losses incurred by them.  At September 30, 2009, approximately $17 million of the $60 million in commitments are current.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $53 million at September 30, 2009.  Approximately $42 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2009.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit and surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.3 billion in committed and uncommitted lines of credit to support letters of credit and as of September 30, 2009, we had utilized $532 million of our credit capacity.  We have an additional $314 million in letters of credit issued and outstanding under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $532 million in letters of credit outstanding on KBR lines of credit was comprised of $489 million issued under our Revolving Credit Facility and $43 issued under uncommitted bank lines at September 30, 2009.  Of the total letters of credit outstanding, $313 million relate to our joint venture operations and $75 million of the letters of credit have terms that could entitle a bank to require cash collateralization on demand.  Approximately $398 million of the $489 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of December 16, 2010 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  Currently, our intention is to further increase the capacity of and extend the original maturity date of the Revolving Credit Facility which we intend to complete in 2009.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Index

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

We participate, generally through an equity investment in a joint venture, partnership or other entity, in privately financed projects that enable our government customers to finance large-scale projects, such as railroads, and major military equipment purchases. We evaluate the entities that are created to execute these projects following the guidelines of FASB ASC 810 - Consolidation.  These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operations and maintenance services for an agreed period after the facilities have been completed.  The carrying value of our investments in privately financed project entities totaled $74 million at September 30, 2009 and $51 million at December 31, 2008.  Our equity in earnings from privately financed project entities totaled $9 million for both the three months ended September 30, 2009 and 2008, respectively.  Our equity in earnings from privately financed project entities totaled $32 million and $23 million for the nine months ended September 30, 2009 and 2008, respectively.

Other factors affecting liquidity

Government claims.  Our unapproved claims for costs incurred under various government contracts totaled $122 million at September 30, 2009 and $73 million at December 31, 2008.   The unapproved claims at September 30, 2009 include approximately $51 million as a result of the de-obligation of 2004 funding on certain task orders including $48 million withheld from us as further discussed in Dining facilities in Note 6 to the accompanying financial statements with incurred costs that have been disputed by the DCAA and our customer.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.   The unapproved claims outstanding at September 30, 2009 and December 31, 2008 are considered to be probable of collection and have been recognized as revenue. These unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. We understand that our customer is actively seeking funds that have been or will be appropriated to the Department of Defense that can be obligated on our contract.

Liquidated damages.  Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays.  These generally relate to specified activities that must be met within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct.  Each contract defines the conditions under which a customer may make a claim for liquidated damages.  However, in many instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract.

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

We had not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $33 million at September 30, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

In February 2009, one of our subsidiaries pleaded guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ.  The terms of the plea agreement with the DOJ call for the payment of a criminal penalty of $402 million, of which Halliburton will pay $382 million under the terms of the indemnity while we will pay $20 million in quarterly payments over the next two years.  We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which were paid by Halliburton under the terms of the indemnity.  During the first nine months of 2009, Halliburton paid its first four installments to the DOJ in the amount of $192 million and paid in full the $177 million due to the SEC.

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

•
The economic downturn could adversely affect our future operating results and cash flows resulting in future impairments of our goodwill.  At September 30, 2009 we had goodwill of $691 million.  We test goodwill for impairment annually or more frequently if a triggering event occurs.  As discussed in Note 14 to the accompanying financial statements, we recognized a goodwill impairment charge of approximately $6 million as a result of our regular annual goodwill impairment test on September 30, 2009.  The charge was taken against our reporting unit related to a small staffing business acquired in the acquisition of BE&K in the third quarter of 2008.  The charge was primarily the result of a worse than anticipated decline in the staffing market, the current effect of the recession on the market, and our forecasts of the sales, operating income and cash flows for this reporting unit that were identified through the course of our annual planning process.  The fair value of all of our other reporting units exceeded their respective carrying amounts as of September 30, 2009.  If the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur additional goodwill impairment charges.

Index

•
The economic downturn has negatively impacted the value of the assets in the defined benefit pension plans that we sponsor and we expect increased funding requirements to these pension plans in the future.

•
Our Revolving Credit Facility is provided by a syndicate of 23 banks, one of which was the subject of a recent bankruptcy as a result of the recent financial market credit crisis. This bank provides $40 million, or approximately 4%, of the total credit under this facility. To date, there have been no performance demands made on this participating bank either by us or the syndicate agent bank.  Although we have $441 million remaining capacity under this facility at September 30, 2009, we rely on this facility to help fund our letter of credit needs as well as a potential source of funding for acquisition transactions and working capital.  The inability of one or more banks in the consortium to meet its commitment under the credit facility could impede our future growth.  After reviewing the credit worthiness of the banks in the consortium, we have no reason to believe that access to the credit facility is materially at-risk.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At September 30, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $8 million, which represents the low end of the range of possible costs that could be as much as $14 million.

New Accounting Standards

In March 2008, the FASB issued accounting guidance related to employers’ disclosure about postretirement benefit plan assets which is discussed under FASB ASC 715 - Compensation - Retirement Benefits.  This topic addresses concerns from users of financial statements about their need for more information on pension plan assets, obligations, benefit payments, contributions, and net benefit cost. The disclosures about plan assets are intended to provide users of employers’ financial statements with more information about the nature and valuation of postretirement benefit plan assets, and are effective for fiscal years ending after December 15, 2009.

Index

Effective January 1, 2009, we adopted guidance for participating securities and the two-class method in accordance with FASB ASC 260 - Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities.  The standard provides that unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) participate in undistributed earnings with common shareholders.  Certain KBR restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  The standard requires that the two-class method of computing basic EPS be applied.  Under the two-class method, KBR stock options are not considered to be participating securities.  See Note 15 for further discussion of the impact on basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 as a result of the adoption of this guidance.

Effective September 30, 2009, we adopted guidance for the accounting standards codification and the hierarchy of generally accepted accounting principles in accordance with FASB ASC 105 - Generally Accepted Accounting Principles.  The standard establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.  The FASB ASC does not have an impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the impact that the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows and disclosures.

The following authoritative standards are not yet integrated into the Codification:

In June  2009, the FASB issued SFAS No.  166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No.  140” (“SFAS 166”) requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November  15, 2009.  We are evaluating the impact that the adoption of SFAS 166 will have on our financial position, results of operations, cash flows and disclosures.

In June  2009, the FASB issued SFAS No.  167, “Amendments to FASB Interpretation No.  46(R)” (“SFAS 167”) modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November  15, 2009.  We are evaluating the impact that the adoption of SFAS 167 will have on our financial position, results of operations, cash flows and disclosures.

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

Item 4.     Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No shares were repurchased in 2008 under the new program.  In the third quarter of 2009, we repurchased 0.2 million shares through our repurchase program and through employee transactions at a cost of approximately $5 million.  Inception to date, we have acquired approximately 10  million shares for $223 million through our share repurchase programs and employee transactions.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 – 28, 2009
Repurchase Program	13,449	$18.79	13,449	449,983
Employee Transactions (1)	36,275	$19.75	—	—
August 3 – 26, 2009
Repurchase Program	34,817	$21.79	34,817	508,129
Employee Transactions (1)	2,415	$22.81	—	—
September 1 – 29, 2009
Repurchase Program	153,462	$21.90	153,462	386,291
Employee Transactions (1)	1,657	$22.63	—	—
Total
Repurchase Program	201,728	$21.68	201,728	—
Employee Transactions (1)	40,347	$20.05	—	—

(1)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units.   The year-to-date cost of shares withheld for employee transactions totaled $2 million.

(2)	Calculated based on shares outstanding at the end of each month less our targeted number of approximately 160 million outstanding shares.

Index

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

Date: October 29, 2009