Form 10-K
period 2009-12-31
KBR, INC.
filed 2010-02-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2009, was approximately $2,947,702,000, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $18.44.

As of February 19, 2010, there were 160,466,526 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the KBR, Inc. Company Proxy Statement for our 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, hydrocarbon, government services, minerals, civil infrastructure, power and industrial sectors. We offer a wide range of services through six business units; Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures.  See Note 7 to our consolidated financial statements for financial information about our reportable business segments.

KBR, Inc. was incorporated in Delaware on March 21, 2006 as an indirect wholly-owned subsidiary of Halliburton Company (“Halliburton”). KBR was formed to own and operate KBR Holdings, LLC (“KBR Holdings”), which was contributed to KBR by Halliburton in November 2006.  In November 2006, KBR, Inc. completed an initial public offering of 32,016,000 shares, or approximately 19%, of its common stock.  On April 5, 2007, Halliburton completed the separation of KBR through a tax-free exchange with Halliburton’s stockholders of the remaining 135,627,000 shares of KBR owned by Halliburton for publicly held shares of Halliburton common stock pursuant to the terms of an exchange offer commenced by Halliburton on March 2, 2007.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transactions with Former Parent” for further discussion regarding our relationship with Halliburton.

Recent acquisitions and dispositions

In June 2007, we completed the disposition of our 51% interest in Devonport Management Limited (“DML”) to Babcock International Group plc. DML owns and operates Devonport Royal Dockyard, one of Western Europe’s largest naval dockyard complexes. Our DML operations, which were part of our G&I business unit, primarily involved refueling nuclear submarines and performing maintenance on surface vessels for the U.K. Ministry of Defence as well as limited commercial projects.

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

In July 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K enhances our ability to provide contractor and maintenance services in North America.  BE&K and its acquired divisions were integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired.

In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”). Wabi was a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi provides maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. Wabi was integrated into our Services business unit and it provides additional growth opportunities for our heavy hydrocarbon, forestry, oil sand, general industrial and maintenance services business.

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

Services. Our Services business unit delivers full scope engineering, construction, construction management, fabrication, maintenance, and turnaround expertise to customers worldwide.  Our experience is broad and based on 90 years of successful project realization beginning with the founding of legacy company Brown & Root in 1919.  With the acquisition of BE&K, our market reach has expanded and now includes power, alternate energy, pulp and paper, industrial and manufacturing, and pharmaceutical industries in addition to our base markets in the oil, gas, oil sands, petrochemicals and hydrocarbon processing industries.  We provide commercial building construction services to education, food and beverage, healthcare, hospitality and entertainment, life science and technology, and mixed use building clients through our Building Group.  KBR Services and its joint venture partner offer maintenance, small capital construction, and drilling support services for offshore oil and gas producing facilities in the Bay of Campeche through the use of semisubmersible vessels.

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

Ventures.  Our Ventures business unit’s purpose is to help our customers realize completed projects.  The Ventures business unit invests KBR equity alongside clients’ equity in projects where one or more of KBR’s other business units has a direct role in engineering, construction, construction management or operations and maintenance.  The Ventures business unit also manages KBR’s existing portfolio of project equity and debt investments and represents KBR’s interests on project company boards. Project equity investments under current management include defense equipment and housing, toll roads and petrochemicals.

Our Significant Projects

The following table summarizes several significant contracts under which business units are currently providing or have recently provided services.

G&I-Middle East Operations

Project Name	Customer Name	Location	Contract Type	Description
LogCAP III	U.S. Army	Worldwide	Cost-reimbursable	Contingency support services.

G&I-Americas Operations

Project Name	Customer Name	Location	Contract Type	Description
CENTCOM	U.S. Army	Middle East	Fixed-price and cost-reimbursable	Construction of military infrastructure and support facilities.

DOCCC-Office of Space Launch	NRO Office of Space Launch	USA	Fixed-price plus award fee	Provide on call project management, construction management and related support for mission critical facilities at Cape Canaveral and other locations.

Qatar Bahrain Causeway Phase I and II	Qatar Bahrain Causeway Foundation	Qatar/Bahrain	Cost-reimbursable	Program management contracting.

USAREUR	U.S. Army	Europe (Balkans)	Fixed- price and cost-reimbursable	Contingency support within the USAREUR AOR; Balkans Support.

G&I-International Operations

Project Name	Customer Name	Location	Contract Type	Description
Aspire Defence-Allenby & Connaught Accommodation Project	Aspire Defence U.K. Ministry of Defence	U.K.	Fixed-price and cost-reimbursable	Design, build and finance the upgrade and service of army facilities.

Temporary Deployable Accommodations (“TDA”)	U.K. Ministry of Defence	Worldwide	Fixed-price	Battlefield infrastructure support.

CONLOG	U.K. Ministry of Defence	Worldwide	Fixed- price and cost-reimbursable	Provide contingency support services to MOD.

Hope Downs Iron Ore Project	Rio Tinto IO	Western Australia	Cost-reimbursable	Engineering, Procurement & Construction Management.

Afghanistan ISP UK	Ministry of Defence (Defense Estates)	Afghanistan	Firm-fixed price	Construction of military infrastructure and support facilities.

Tier 3 Basra	UK Ministry of Defence Basra	Iraq	Fixed-price and cost-reimbursable	Construction of Hardened Accommodation (Field Hospital, DFAC)

Upstream- Gas Monetization

Project Name	Customer Name	Location	Contract Type	Description
Tangguh LNG	BP Berau Ltd.	Indonesia	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC.

Yemen LNG	Yemen LNG Company Ltd.	Yemen	Fixed-price	EPC-CS services for two LNG liquefaction trains; joint venture with JGC and Technip.

Skikda LNG	Sonatrach	Algeria	Fixed-price and cost-reimbursable	EPC-CS services for one LNG liquefaction train.

Escravos GTL	Chevron Nigeria Ltd & Nigeria National Petroleum Corp.	Nigeria	Cost-reimbursable	EPC-CS services for a GTL plant producing diesel, naphtha and liquefied petroleum gas; joint venture with Snamprogetti.

Pearl GTL	Qatar Shell GTL Ltd.	Qatar	Cost-reimbursable	Front-end engineering design (“FEED”) work and project management for the overall complex and EPCM for the GTL synthesis and utilities portions of the complex; joint venture with JGC.

Gorgon LNG	Chevron Australia Pty Ltd	Australia	Cost-reimbursable	Front-end engineering design (“FEED”) work and project management for a Liquefied Natural Gas (LNG) facility (Three Trains) on Barrow Island; joint venture with JGC, Clough and Hatch.

KEP2010	Statoil Hydro	Norway	Cost-reimbursable	Engineering and support services for the overall construction of an upgrade to a gas plant.

Upstream-Oil & Gas

Project Name	Customer Name	Location	Contract Type	Description
Azeri-Chirag- Gunashli	AIOC	Azerbaijan	Cost-reimbursable	Engineering and procurement services for six offshore platforms, subsea facilities, 600 kilometers of offshore pipeline and onshore terminal upgrades.

Kashagan	AGIP	Kazakhstan	Cost-reimbursable	Project management services for the development of multiple facilities in the Caspian Sea.

EOS JV North Rankin 2 (NR2)	Woodside Energy Limited	Australia	Fixed-price	Detailed engineering and procurement management services to maintain gas supply to its onshore LNG facility, principally by providing compression facilities for the low pressure Perseus reservoir.

Services

Project Name	Customer Name	Location	Contract Type	Description
Georgia Power	Georgia Power	Georgia	Cost-reimbursable and fixed price	Provision of engineering project management, procurement, and direct hire construction services for environmental related scope for coal-fired power generation plant and environmental remediation.

Shell Scotford	Shell Canada	Canada	Cost-reimbursable	Provision of direct hire construction services for oil sands upgrader project.

LCRA	Lower Colorado River Authority	Texas	Cost- reimbursable	Provision of project management, procurement, and direct hire construction services for environmental related scope for coal-fired power generation plant.

Crowfoot Project	ADA, Red River Environmental	Louisiana	Cost-reimbursable and fixed price	Provision of full scope EPC services for an activated carbon facility.

Hunt Refining	Hunt Refining	Alabama	Cost-reimbursable with fixed fee	Provision of engineering procurement, direct hire construction and program management services for refinery expansion.

Borger Refinery	ConocoPhillips	Texas	Cost- reimbursable	Provision of direct hire construction services for a Benzene Recovery unit

North County Waste to Energy	Solid Waste Authority of Palm Beach	Florida	Cost-reimbursable and fixed price	Provision of full scope EPC services for repowering of waste to energy recovery facility

EFACEC Transformer	EFACEC	Georgia	Guaranteed Max-Price	Provision of construction services for industrial building to manufacture transformers

Gold Rush	Proctor and Gamble	Utah	Cost-reimbursable	Provision of engineering, procurement, construction management and direct hire construction services for consumer products facility

Richmond County Plant	Progress Energy	North Carolina	Fixed-Price	Provision of direct hire construction services for natural gas fired combined cycle power plant

Mt Pleasant Hospital	Roper St. Francis Healthcare	South Carolina	Guaranteed Max-Price	Provision of construction services for a new build hospital and admin building

Downstream

Project Name	Customer Name	Location	Contract Type	Description
Ethylene/Olefins Facility	Saudi Kayan Petrochemical Company	Saudi Arabia	Cost-reimbursable	Basic process design and EPCM services for a new ethylene facility using SCORE™ technology

Ras Tanura Integrated Project	Dow and Saudi Aramco	Saudi Arabia	Cost-reimbursable	FEED and PM/CM of an integrated refinery and Petrochemical complex.

Yanbu Export Refinery Project	Aramco Services Co. and ConocoPhillips Yanbu Ltd.	Saudi Arabia	Cost-reimbursable	Program management services including FEED for a new 400,000 barrels per day green field export refinery.

Ammonia Plant	Egypt Basic Industries Corporation	Egypt	Fixed-price	EPC-CS services for an ammonia plant based on KBR Advanced Ammonia Process technology.

Sonaref Refinery	Sonangol	Angola	Cost-reimbursable	FEED and EPCM site development of a new 200,000 barrels per day green field refinery.

Technology

Project Name	Customer Name	Location	Contract Type	Description
Moron Ammonia Plant	Ferrostaal/Pequiven	Venezuela	Fixed-price	Technology license and engineering services.

Jose Ammonia Facility	Pequiven	Venezuela	Fixed-price	Technology license and basic engineering services.

Hazira Ammonia Plant Revamp	KRIBHCO	India	Fixed-price	Technology license and basic engineering services.

Lobito Refinery Hydrocracker	Sonangol	Angola	Fixed-price	Technology license and basic engineering services.

Dumai Revamp	Pertamina	Indonesia	Fixed-price	Technology license and basic engineering services.

Ventures

Project Name	Customer Name	Location	Contract Type	Description
Egypt Basic Industries (EBIC)-Ammonia Project	Transammonia	Egypt	Market rates	Design, build, own, finance and operate an ammonia plant.

Aspire Defence-Allenby & Connaught Defence Accommodation Project	U.K. Ministry of Defence	U.K.	Fixed-price and cost-reimbursable	Design, build and finance the upgrade and service of army facilities.

See Note 7 to the consolidated financial statements for financial information about our reportable business segments.

Our Business Strategy

Our business strategy is to create shareholder value by providing our customers differentiated capital project and services offerings across the entire engineering, construction and services project lifecycle.  We will execute our business strategy on a global scale through best in class risk awareness, delivering consistent, predictable financial results in all markets where we operate. Our core skills are conceptual design, FEED (front-end engineering design), engineering, project management, procurement, construction, construction management, operations and maintenance.  Our primary activities are scalable, which will enable us to grow the company organically. We will complement organic growth by pursuing targeted merger and acquisition opportunities with a focus on expanding our product and services capabilities and market coverage to accelerate implementation of individual Business Unit strategies. Key features of our business unit strategies include:

•	The Government and Infrastructure business unit will broaden our logistical design, infrastructure and other service offerings to existing customers and cross-sell to adjacent markets.

•	The Upstream business unit will build on our world-class strength and experience in gas monetization and seek to expand our footprint in offshore oil and gas services.

•	The Services business unit will expand existing construction and industrial services operations while pursuing new offerings that capitalize on our brand reputation and legacy core competencies.

•	The Downstream business unit will grow by leveraging our leading technologies and execution excellence to provide life-cycle value to customers.

•	The Technology business unit will expand our range of differentiated process technologies and increase our proprietary equipment and catalyst offerings.

•	The Ventures business unit will differentiate the offerings of our business units by investing capital and arranging project finance.

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

We conduct business in over 45 countries.  Based on the location of services provided, our operations in countries other than the United States accounted for 79% of our consolidated revenue during 2009, 85% of our consolidated revenue during 2008 and 89% of our consolidated revenue during 2007.  Revenue from our operations in Iraq, primarily related to our work for the U.S. government, was 35% of our consolidated revenue in 2009, 43% of our consolidated revenue in 2008 and 50% of our consolidated revenue in 2007. See Note 7 to our consolidated financial statements for selected geographic information.

We market substantially all of our capital project and service offerings through our servicing and sales organizations. We serve highly competitive industries and we have many substantial competitors in the markets that we serve.  Some of our competitors have greater financial and other resources and better access to capital than we do, which may enable them to compete more effectively for large-scale project awards.  The companies competing in the markets that we serve include but are not limited to AMEC, Bechtel Corporation, CH2M Hill Companies Ltd., Chicago Bridge and Iron Co., N.V., Chiyoda, DynCorp, Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group, Inc., JGC Corp, John Wood Group PLC, McDermott International, Petrofac PLC, Saipem S.PA., Shaw Group, Inc., Technip, URS Corporation, and Worley Parsons Ltd.   Since the markets for our services are vast and cross numerous geographic lines, we cannot make a meaningful estimate of the total number of our competitors.

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

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, expand or create the relationships of each party with different potential customers, and allow for greater flexibility in choosing the preferred location for our services based on the greatest cost and geographical efficiency. Several of our significant joint ventures and alliances are described below.  All joint venture ownership percentages presented are as of December 31, 2009.

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

Kellogg Joint Venture (“KJV”) is a joint venture consisting of JGC, Hatch Associates, Clough Projects and KBR for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Gorgon Downstream LNG Project located on Barrow Island off the northwest coast of Western Australia.  We hold a 30% interest in the joint venture which is consolidated for financial accounting purposes because we are the primary beneficiary.

Aspire Defence—Allenby & Connaught is a joint venture between us, Carillion Plc. and two financial investors formed to contract with the U.K. Ministry of Defence to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the United Kingdom. We own a 45% interest in Aspire Defence. In addition, we own a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. We account for our investments in these entities using the equity method of accounting.

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

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded and in progress.  Our backlog was $14.1 billion at both December 31, 2009 and 2008, respectively.  We estimate that as of December 31, 2009, 55% of our backlog will be complete within one year.  Our G&I business unit’s total backlog attributable to firm orders was $2.7 billion at December 31, 2009 and $3.3 billion as of December 31, 2008.  For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates, including reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred, or a combination of the two. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our G&I business unit provides substantial work under cost-reimbursable contracts with the Department of Defense (“DoD”),  the Ministry of Defence (“MoD”) and other governmental agencies which are generally subject to applicable statutes and regulations.  If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable or, if already reimbursed, the costs must be refunded to the customer. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time.  See “Risk Factors – Our U.S. government contracts work is regularly reviewed and audited by our customer, government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.”

Significant Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments.  Revenue from the United States government, which was derived almost entirely from our G&I business unit, totaled $5.2 billion, or 43% of consolidated revenue, in 2009, $6.2 billion, or 53% of consolidated revenue, in 2008 and $5.4 billion, or 62% of consolidated revenue in 2007.  Revenue from the Chevron Corporation, which was derived almost entirely from our Upstream business unit, totaled $1.4 billion, or 11% of consolidated revenue, in 2009 and was less than 10% of our consolidated revenues in 2008 and 2007.   No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Raw Materials

Equipment and materials essential to our business are available from worldwide sources. The principal equipment and materials we use in our business are subject to availability and pricing fluctuations due to customer demand, producer capacity, market conditions and material shortage.  We monitor the availability and pricing of equipment and materials on a regular basis.  Our procurement department actively leverages our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule.   While we do not currently foresee any lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. Please read, “Risk Factors—Difficulties in engaging third party subcontractors, equipment manufacturers or materials suppliers or failures by third party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.”

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

Our rights to make use of technologies licensed to us are governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement.  Generally, each agreement may be further extended and we have historically been able to renew existing agreements before they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal. For technologies we own, we protect our rights through patents and confidentiality agreements to protect our know-how and trade secrets.

We own and operate a technology center in Houston, Texas, where we collaborate with our customers to develop new technologies and improve existing ones. We license these technologies to our customers for the design, engineering and construction of oil and gas and petrochemical facilities. We are also working to identify new technologically driven opportunities in emerging markets. Our expenditures for research and development activities were immaterial in each of the past three fiscal years.

Seasonality

On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographic scope of our operations mitigates those effects.

Employees

As of December 31, 2009, we had over 51,000 employees in our continuing operations, of which approximately 7.2% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our employee relations are good.

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

In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. The portions of our business to which these requirements apply primarily relates to our Upstream, Downstream and Services business units where we perform construction and industrial maintenance services or operate and maintain facilities. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. Based on the information presently available to us, we believe our accruals are adequate and any future assessment and remediation costs associated with all environmental matters will not have a material adverse effect on our consolidated financial position or our results of operations.   See Note 11 to our consolidated financial statements for more information on environmental matters.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a material direct effect on our business or the markets that we serve, nor on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers which could have an indirect effect on our business.  For example, our commodity-based markets depend on the level of activity of oil and gas companies, and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, could have an indirect impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas.  We will continue to monitor emerging developments in this area.

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

Item 1A. Risk Factors

Demand for our services provided under government contracts are directly affected by spending and capital expenditures by our customers and our ability to contract with our customers.

We derive a significant portion of our revenue from contracts with agencies and departments of the U.S. government which is directly affected by changes in government spending and availability of adequate funding.  For example, we are currently the sole service provider under our LogCAP III contract in the Middle East and elsewhere and have been awarded a portion of the LogCAP IV contract.  However, the current level of government services being provided in the Middle East will not likely continue for an extended period of time and we expect our overall volume of work to decline as our customer scales back its requirements for the types and the amounts of service we provide.  Factors that could impact current and future U.S. government spending include:

•	policy and/or spending changes implemented by the current administration, DoD or other government agencies;

•	changes, delays or cancellations of U.S. government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•	curtailment of the U.S. governments’ outsourcing of services to private contractors;

•	general economic conditions, including a slowdown in the economy or unstable economic conditions in the U.S. or in the countries in which we operate.

The loss of or a significant decrease in the magnitude of work we perform for the U.S. government in the Middle East or other decreases in governmental spending and outsourcing of the type that we provide could have a material adverse effect on our business, results of operations and cash flow.

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contract awards from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches.  It uses omnibus contract vehicles, such as LogCAP, for work that is done on a contingency or as-needed basis.  In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements.  The U.S. government has also recently favored multiple award task order contracts, in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. The DoD has awarded us a portion of the new LogCAP IV contract, which will replace the current LogCAP III contract under which we are the sole provider, which is a multiple award task order contract.  We may not be awarded any task orders under the LogCAP IV contract, which may have a material adverse effect on future results of operations. It may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win. In addition, negative publicity regarding findings stemming from DCAA audits and Congressional investigations may adversely affect our ability to obtain future awards.  See “Management’s Discussion and Analysis of Financial Condition and Results of Analysis – U.S. Government Matters.”

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and Department of Defense security regulations.  Failure to comply with any of these regulations, requirements or statutes may result in contract termination, and we could be temporarily suspended or even debarred from U.S. government contracting or subcontracting.  Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the Defense Contract Audit Agency (“DCAA”).    The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems.  The DCAA has the authority to review how we have accounted for cost under the FAR and CAS, and if they determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds.

Given the demands of working in the Middle East and elsewhere for the U.S. government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that our government customers may seek for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

Demand for our services depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services, especially in our commodity-based markets, depends on capital spending by oil and natural gas companies, including national and international oil companies, and industrial and power companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services could decrease in the event of a sustained reduction in crude oil or natural gas prices. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include:

•	worldwide political, military, and economic conditions;

•	the cost of producing and delivering oil and natural gas;

•	the level of demand for oil, natural gas, industrial services and power generation;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets we serve.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

Additionally, demand for our services may also be materially and adversely affected by the consolidation of our customers, which:

•	could cause customers to reduce their capital spending, which in turn reduces the demand for our services; and

•
could result in customer personnel changes, which in turn affects the timing of contract negotiations and settlements of claims and claim negotiations with engineering and construction customers on cost variances and change orders on major projects.

The nature of our contracts, particularly our fixed-price contracts, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

Our long-term contracts to provide services are either on a cost-reimbursable basis or on a fixed-price basis. At December 31, 2009, 18% of our backlog for continuing operations was attributable to fixed-price contracts and 82% was attributable to cost-reimbursable contracts.  In connection with projects covered by fixed-price contracts, we bear a significant portion of the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance.  Our failure to accurately estimate the resources and time required for a fixed-price project or our failure to complete our contractual obligations within the time frame and costs committed could have a material adverse effect on our business, results of operations and financial condition. Risks under our contracts include:

•
Our engineering, procurement and construction projects may encounter difficulties in the design or engineering phases related to the procurement of supplies, schedule changes, equipment performance failures, and other factors that may result in additional costs to us, reductions in revenue, claims or disputes.

•
We may not be able to obtain compensation for additional work or expenses, particularly on our fixed-price contracts, incurred as a result of customer change orders or our customers providing deficient design or engineering information, equipment or materials.

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

•
Our projects expose us to potential professional liability, product liability, warranty, performance and other claims that may exceed our available insurance coverage.  Although we have historically been able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A substantial portion of our revenue is directly or indirectly derived from new contract awards. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability, or other factors could impact our long term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, governmental approvals and environmental matters. Because a significant portion of our revenue is generated from such projects, our results of operations and cash flow can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

We may be unable to obtain new contract awards if we are unable to provide our customers with bonds, letters of credit or other credit enhancements.

Customers may require us to provide credit enhancements, including surety bonds, letters of credit or bank guarantees.  We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract.  Failure to provide a bond on terms required by a customer may result in an inability to bid on or win a contract award.  Historically, we have had adequate bonding capacity but such bonding is generally at the provider’s sole discretion.  Due to events that affect the insurance and bonding markets generally, bonding may be difficult to obtain or may only be available at significant cost.  Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform the contract.  However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom are not as financially strong as us.  If our joint ventures or partners fail to perform, we could suffer negative results.  In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current credit facility.  Any inability to obtain adequate bonding and/or provide letters of credit or other customary credit enhancements and, as a result, to bid on or win new contracts could have a material adverse effect on our business prospects and future revenue.

Prior to our initial public offering, Halliburton provided guarantees of most of our surety bonds and letters of credit as well as most other payment and performance guarantees under our contracts.  The credit support arrangements in existence at the completion of our initial public offering will remain in effect and primarily relate our Aspire, Escravos and other projects.   Halliburton will not enter into any new credit support arrangements on our behalf, except to the limited extent Halliburton is obligated to do so under the master separation agreement. We have agreed to indemnify Halliburton for all losses under our outstanding credit support instruments and any additional credit support instruments for which Halliburton may become obligated since our initial public offering, and under the master separation agreement, we have agreed to use our reasonable best efforts to attempt to release or replace Halliburton’s liability thereunder for which such release or replacement is reasonably available.

The uncertainty of the timing of future contract awards may inhibit our ability to recover our labor costs.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on us.

Our backlog is subject to unexpected adjustments and cancellations.

As of December 31, 2009, our backlog was approximately $14.1 billion.  We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project terminations or suspensions and changes in project scope may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn.  Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits.  We cannot predict the impact the current worldwide economic recession may have on our backlog which could include a diminished ability to replace backlog once projects are completed and/or could result in the termination, modification or suspension of projects currently in our backlog.  Such developments could have a material adverse affect on our financial condition, results of operations and cash flows.

We conduct a large portion of our engineering and construction operations through project-specific joint ventures.  The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses.

We conduct a large portion of our engineering, procurement and construction operations through project-specific joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners, and we typically have joint and several liability with our joint venture partners under these joint venture arrangements.  If our partners do not meet their obligations, the joint venture may be unable to adequately perform and deliver its contracted services requiring us to make additional investments or provide additional services.  These factors could have a material adverse affect the business operations of the joint venture and, in turn, our business operations as well as our reputation within our industry and our client base.

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

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable our government and other customers to finance large-scale projects, such as railroads, major military equipment, capital project and service purchases. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operation and maintenance services for an agreed to period after the facilities have been completed.

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

Our rate of growth and success of our business depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers and other skilled workers either through direct hire or acquisition of other firms employing such professionals.  The market for these professionals is competitive.  If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected and the costs of performing our existing and future projects may increase, which may adversely impact our margins.

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

The current worldwide economic recession will likely affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.

The current worldwide economic recession has reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our clients' borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. In addition, in response to current market conditions, clients may choose to make fewer capital expenditures, to otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules.  These disruptions could materially impact our backlog and profits.

We may not be able to raise additional capital or obtain additional financing in the future for working capital, capital expenditures and/or acquisitions.

The financial market condition and overall worldwide economic recession have significantly impacted and continue to impact the capital and credit markets which could make it more difficult for us to raise additional capital or obtain additional financing.  Our ability to obtain such additional capital or financing will depend in part upon prevailing market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financings on terms that are satisfactory to us.  We cannot be certain that additional funds will be available if needed to make future investments in certain projects, take advantage of acquisitions or other future opportunities, or respond to competitive pressures.  If additional funds are not available, or are not available on terms satisfactory to us, there could be a material adverse impact on our business and operations.

Our revolving credit facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit facility will not be available if financial covenants are not met or if an event of default occurs.

Our Revolving Credit Facility provides up to $1.1 billion of borrowing, including $830 million in letters of credit fronting commitments at December 31, 2009, and expires in November 2012. The Revolving Credit Facility contains a number of covenants restricting, among other things, incurrence of additional indebtedness and liens, sales of our assets, the amount of investments we can make, and the amount of dividends we can declare to pay or equity shares that can be repurchased. We are also subject to certain financial covenants, including maintenance of ratios with respect to consolidated debt to consolidated EBITDA and a minimum consolidated net worth. If we fail to meet the covenants or an event of default occurs, we would not have available the liquidity that the facility provides.

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Revolving Credit Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not cured or waived, the lenders under our Revolving Credit Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to collateralize our letters of credit or repay borrowings with respect to our Revolving Credit Facility when due, our lenders could proceed against the guarantees of our major domestic subsidiaries. If any future indebtedness under our Revolving Credit Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full.

An impairment of all or part of our goodwill and/or our intangible assets could have a material adverse impact to our net earnings and net worth.

As of December 31, 2009, we had $691 million of goodwill and $58 million of intangible assets recorded on our consolidated balance sheet.  Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if it has become impaired which would require us to write down the impaired portion of these assets.  An impairment of all or a significant part of our goodwill and/or intangible assets would have a material adverse impact to our net earnings and net worth.

We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government.

To the extent that we export products, technical data and services outside of the United States we are subject to laws and regulations governing trade and exports, including but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury.  A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts.  Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible U.S. government contractor and cause us to suffer serious harm to our reputation.  Any suspension or termination of our U.S. government contractor status could have a negative adverse impact to our business, financial condition or results of operations.

Potential consequences arising out of our guilty plea to violations of the FCPA could include suspension or debarment of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD, third party claims, loss of business, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

The FCPA in the U.S. and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of the FCPA and other anti-corruption laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

On February 11, 2009, Kellogg Brown and Root LLC, one of our subsidiaries, plead guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ, a joint venture in which one of our subsidiaries (a successor to The M.W. Kellogg Company) had an approximate 25% interest, of a multibillion dollar contract to construct a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. On the same date, the SEC filed a complaint, and we consented to the filing of a final judgment against us in the Court.  Potential consequences of the guilty plea arising out of the investigations into FCPA violations or related corruption allegations could include suspension of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD in the United Kingdom. We and our affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties.  In 2009, we had revenue of $5.2 billion from our government contracts work with agencies of the United States or state or local governments and revenue of $185 million from our government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations and cash flow. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings – FCPA Investigations” for more information.

Our current business strategy includes acquisitions which present certain risks and uncertainties.

We seek business merger and acquisition activities as a means of broadening our offerings and capturing additional market opportunities by our business units. As a result, we may incur certain additional risks accompanying these activities. These risks include the following:

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

Provisions in our charter documents and Delaware law may inhibit a takeover or impact operational control which could adversely affect the value of our common stock.

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

A significant portion of our revenue is derived from our foreign operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.  With respect to any particular country, these risks may include:

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

We may have additional tax liabilities associated with our international operations.

We are subject to income taxes in the United States and numerous foreign jurisdictions, many of which are developing countries.  Significant judgment is required in determining our worldwide provision for income taxes due to lack of clear and concise tax laws and regulations in certain developing jurisdictions.  It is not unlikely that laws may be changed or clarified and such changes may adversely affect our tax provisions.  Also, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination may be uncertain. We are regularly under audit by various tax authorities. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.

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

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs.  A sizable portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:

•	foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

In particular, we may conduct business in countries that have non-traded or “soft” currencies which, because of their restricted or limited trading markets, may be difficult to exchange for “hard” currencies. The national governments in some of these countries are often not able to establish the exchange rates for the local currency. As a result, it may not be possible for us to engage in hedging transactions to mitigate the risks associated with fluctuations of the particular currency. We are often required to pay all or a portion of our costs associated with a project in the local soft currency. As a result, we generally attempt to negotiate contract terms with our customer, who is often affiliated with the local government, to provide that we are paid in the local currency in amounts that match our local expenses. If we are unable to match our costs with matching revenue in the local currency, we would be exposed to the risk of an adverse change in currency exchange rates.

Where possible, we selectively use hedging transactions to limit our exposure to risks from doing business in foreign currencies. Our ability to hedge may be limited because pricing of hedging instruments, where they exist, is often volatile and not necessarily efficient.

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

Under the terms of the master separation agreement with Halliburton, Halliburton has indemnified us for our share of fines or other monetary penalties or direct money damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, relating to certain FCPA matters or related foreign corruption allegations.  Halliburton’s indemnity does not apply to any other losses, claims, liabilities or damages assessed against us or other affiliates assessed by governmental authorities in other jurisdictions. For purposes of the indemnity, “FCPA Matters” include claims relating to alleged or actual violations occurring prior to the date of the master separation agreement of the FCPA or particular, analogous applicable statutes, laws, regulations and rules of U.S. and foreign governments and governmental bodies identified in the master separation agreement in connection with the Bonny Island project in Nigeria and in connection with any other project, whether located inside or outside of Nigeria, including without limitation the use of agents in connection with such projects, identified by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria in connection with the current investigations in those jurisdictions. Please read “—Potential consequences arising out of our guilty plea to violations of the FCPA could include suspension or debarment of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD, third party claims, loss of business, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.” and “—Our indemnification from Halliburton for FCPA Matters may not be enforceable as a result of being against governmental policy.”

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

Subject to the exercise of our right to assume control of the investigation, defense and/or settlement of any remaining corruption allegations, Halliburton will have broad discretion over investigation and defense of these matters. We expect that Halliburton will take actions that are in the best interests of its stockholders, which may not be in our or our stockholders’ best interests, particularly in light of the potential differing interests that Halliburton and we may have with respect to the matters currently under investigation and their defense and/or settlement. In addition, the manner in which Halliburton controls the investigation, defense and/or settlement of any remaining corruption allegations and our ongoing obligation to cooperate with Halliburton in its investigation, defense and/or settlement thereof could adversely affect us and our ability to defend or settle other claims against us, or result in other adverse consequences to us or our business that would not be subject to Halliburton’s indemnification. We may take control over the investigation, defense and/or settlement of any remaining corruption allegations or we may refuse to agree to a settlement of such allegations negotiated by Halliburton.  Notwithstanding our decision, if any, to assume control or refuse to agree to a settlement of any remaining corruption allegations, we will have a continuing obligation to assist in Halliburton’s full cooperation with any government or governmental agency, which may reduce any benefit of our taking control over the investigation of such corruption allegations or refusing to agree to a settlement.  If we take control over the investigation, defense and/or settlement of any remaining corruption allegations, refuse a settlement negotiated by Halliburton, enter into a settlement without Halliburton’s consent, materially breach our obligation to cooperate with respect to Halliburton’s investigation, defense and/or settlement or materially breach our obligation to consistently implement and maintain, for five years following our separation from Halliburton, currently adopted business practices and standards relating to the use of foreign agents, Halliburton may terminate the indemnity, which could have a material adverse effect on our financial condition, results of operations and cash flow.

Our indemnification from Halliburton for FCPA matters or related corruption allegations may not be enforceable as a result of being against governmental policy.

Our indemnification from Halliburton of any corruption allegations may not be enforceable as a result of being against governmental policy. Under the indemnity with Halliburton, our share of any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of U.S. or certain foreign governmental claims or assessments relating to corruption allegations would be funded by Halliburton and would not be borne by us and our public stockholders.  If we are assessed by or agree with U.S. or certain foreign governments or governmental agencies to pay any such fines, monetary penalties or direct monetary damages, including disgorgement, and Halliburton’s indemnity cannot be enforced or is unavailable because of governmental requirements of a settlement, we may not have the liquidity or funds to pay those penalties or damages, which would have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow.

Halliburton’s indemnity for matters relating to the Barracuda-Caratinga project only applies to the replacement of certain subsea bolts, and Halliburton’s actions may not be in our stockholders’ best interests.

Under the terms of the master separation agreement, Halliburton agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, we incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project, which we refer to as “B-C Matters.”   At our cost, we will control the defense, counterclaim and/or settlement with respect to B-C Matters, but Halliburton will have discretion to determine whether to agree to any settlement or other resolution of B-C Matters. We expect Halliburton will take actions that are in the best interests of its stockholders, which may or may not be in our or our stockholders’ best interests. Halliburton has the right to assume control over the defense, counterclaim and/or settlement of B-C Matters at any time. If Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, or refuses a settlement proposed by us, it could result in material and adverse consequences to us or our business that would not be subject to Halliburton’s indemnification. In addition, if Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, and we refuse a settlement proposed by Halliburton, Halliburton may terminate the indemnity. Also, if we materially breach our obligation to cooperate with Halliburton or we enter into a settlement of B-C Matters without Halliburton’s consent, Halliburton may terminate the indemnity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Unit
Houston, Texas	Leased(1)	High-rise office facility	All and Corporate

Arlington, Virginia	Leased	High-rise office facility	G&I

Houston, Texas	Owned	Campus facility	All and Corporate

Birmingham, Alabama	Owned	Campus facility	Services, Downstream and Corporate

Leatherhead, United Kingdom	Owned	Campus facility	All

Greenford, Middlesex United Kingdom	Owned(2)	High-rise office facility	Upstream, Downstream and Technology
_________________________
(1)	At December 31, 2009, we had a 50% interest in a joint venture which owns this office facility.
(2)	At December 31, 2009, we had a 55% interest in a joint venture which owns this office facility.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.”  The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and dividends declared:

	Common Stock Price Range		Dividends Declared
	High	Low	Per Share (a)
Fiscal Year 2009
First quarter ended March 31, 2009	$17.67	$11.41	$0.05
Second quarter ended June 30, 2009	19.74	13.31	0.05
Third quarter ended September 30, 2009	24.73	16.29	0.05
Fourth quarter ended December 31, 2009	24.68	17.28	0.05
Fiscal Year 2008
First quarter ended March 31, 2008	$41.95	$24.00	$0.05
Second quarter ended June 30, 2008	38.41	27.79	0.05
Third quarter ended September 30, 2008	35.30	13.50	0.05
Fourth quarter ended December 31, 2008	18.59	9.78	0.05

(a)
Dividends declared per share represents dividends declared and payable to shareholders of record in our fiscal year ended December 31, 2009 and 2008. Excluded from the table are dividends declared of $0.05 per share, which were declared on December 21, 2009 for shareholders of record as of March 15, 2010.

At February 19, 2010, there were 145 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

In December 2008, our Board of Directors authorized a share repurchase program pursuant to which we intend to repurchase shares in the open market to reduce and maintain, over time, our outstanding shares at approximately 160 million shares.  We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. This share repurchase program expired December 31, 2009.  The following is a summary of share repurchases of our common stock during the three months ended December 31, 2009.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – 22, 2009
Repurchase Program	40,496	$22.54	40,496	358,865
Employee Transactions (a)	5,016	$22.56	—	—
November 2 –30, 2009
Repurchase Program	21,033	$19.79	21,033	464,286
Employee Transactions (a)	40,780	$19.03	—	—
December 1 – 18, 2009
Repurchase Program	137,893	$18.97	137,893	—
Employee Transactions (a)	1,542	$18.47	—	—
Total
Repurchase Program	199,422	$19.78	199,422	—
Employee Transactions (a)	47,338	$19.39	—	—

(a)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.
(b)
Calculated based on shares outstanding at the end of each month less our targeted number of approximately 160 million outstanding shares. At December 31, 2009, this share repurchase program expired and there were zero shares available to be purchased.

In November 2009, we replaced our $930 million revolving credit facility with a $1.1 billion three-year revolving credit facility (“Revolving Credit Facility”), which expires in November 2012.  Our Revolving Credit Facility restricts, among other things, the total dollar amount we may pay for dividends and equity repurchases of our common stock to a maximum of $400 million in the aggregate during the term of the facility.  At December 31, 2009, we have the capacity to pay additional dividends or repurchase shares in the amount of $397 million after the declaration of dividends and shares repurchased.  See Note 9 to our consolidated financial statements. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

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

	11/16/2006	12/29/2006	12/31/2007	12/31/2008	12/31/2009
KBR	$100.00	$126.04	$186.95	$73.91	$93.18
Dow Jones Heavy Construction	100.00	103.62	196.48	87.91	100.05
Russell 1000	100.00	101.31	105.22	64.17	80.51

Item 6. Selected Financial Data

The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except for per share and employee headcount amounts)
Statements of Operations Data:
Total revenue	$12,105	$11,581	$8,745	$8,805	$9,291
Operating income	536	541	294	152	385
Income from continuing operations, net of tax	364	356	204	34	204
Income from discontinued operations, net of tax	—	11	132	114	55
Net income attributable to KBR	290	319	302	168	240
Basic net income attributable to KBR per share:
—Continuing operations	$1.80	$1.84	$1.08	$0.39	$1.36
—Discontinued operations (a)	—	0.07	0.71	0.81	0.40
Basic net income attributable to KBR per share	$1.80	$1.91	$1.79	$1.20	$1.76
Diluted net income attributable to KBR per share:
—Continuing operations	$1.79	$1.84	$1.08	$0.39	$1.36
—Discontinued operations (a)	—	0.07	0.71	0.81	0.40
Diluted net income attributable to KBR per share	$1.79	$1.90	$1.78	$1.20	$1.76
Basic weighted average shares outstanding	160	166	168	140	136
Diluted weighted average shares outstanding	161	167	169	140	136

Cash dividends declared per share (b)	$0.20	$0.20	$—	$—	$—

Balance Sheet Data (as of the end of period):
Cash and equivalents	$941	$1,145	$1,861	$1,410	$362
Net working capital	1,350	1,099	1,433	915	944
Total assets	5,327	5,884	5,203	5,414	5,182
Total debt (including notes payable to former parent)	—	—	—	—	774
Total shareholders’ equity	2,296	2,034	2,235	1,829	1,399

Other Financial Data:
Backlog at year end	$14,098	$14,097	$13,051	$12,437	$10,589
Gross operating margin percentage	4.4%	4.7%	3.4%	1.7%	4.1%
Capital expenditures (c)	$41	$37	$36	$47	$51
Depreciation and amortization expense (d)	$55	$49	$31	$29	$29

(a)
We completed the sale of our Production Services group in May 2006 and the disposition of our 51% interest in DML in June 2007. The results of operations of Production Services group and DML for all periods presented have been reported as discontinued operations. See Note 20 to the consolidated financial statements for further information.

(b)
Dividends declared for 2009 include dividends for shareholders of record as of March 13, 2009, which were declared in December 17, 2008. Excluded from the table are dividends declared of $0.05 per share, which were declared in December 21, 2009 for shareholders of record as of March 15, 2010.

(c)
Capital expenditures do not include expenditures related to the discontinued operations for DML of $7 million, $10 million and $25 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(d)
Depreciation and amortization expense does not include expenses related to the discontinued operations for DML of $10 million, $18 million and $27 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report.

Executive Overview

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

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008.  We have indications that the hydrocarbons market in most geographical regions outside of North America has recovered from the worldwide economic recession and financial market condition.  However, for the North American Hydrocarbon region, many of our customers have decreased their capital expenditure budgets in the short term until the economic conditions become more favorable.  Although it is presently not possible to determine the impact these conditions may have on us in the future, to date we have experienced only a minor impact to our business, primarily in North America.

North American Engineering and Construction Markets. We provide a wide range of services to a variety of industries in the U.S. and Canada, including oil sands, environmental, power, general industrial, forest products, refining, chemical and commercial buildings.  The economic conditions, volatility in oil and gas prices and financial market conditions that began in 2008 disrupted the normal flow of bid/award opportunities in most of the market sectors during the first half of the year.     However, we have seen a recent increase in prequalification requests from our clients and expect a number of our markets to strengthen in 2010.  With few exceptions, individual bid opportunities in 2010 are generally expected to be smaller with increasing number of competitors.  A number of our customers are using the current market conditions to identify cost savings by consolidating service providers to reduce the number of contractors providing services at their facilities, which we see as a potential opportunity for KBR.

Government and Infrastructure Business.  A significant portion of our G&I business unit’s current activities support the United States’ and the United Kingdoms’ operations in Iraq, Afghanistan and in other parts of the Middle East region.  These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending.  The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III contract, which was a competitively bid contract.  Revenues under the LogCAP III project were approximately $4.8 billion, $5.5 billion, and $4.7 billion for the years ended December 31, 2009, 2008 and 2007, respectively.  KBR is the only company providing services under this contract.  Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders.  As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue. We expect the U.K. military will remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

In the civil infrastructure sector, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance.  In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East.  In Australia, we also provide related services to the global mining industry.  There has been a general trend of historic under-investment in infrastructure.  In particular, infrastructure related to the quality of water, wastewater, roads and transit, airports, and educational facilities has historically declined while demand for expanded and improved infrastructure has historically outpaced funding. As a result, demand is at an all time high.  We expect increased opportunities for our engineering and construction services and for privately financed project activities where our ability to assist with arranging financing and our desire to participate in project ownership make us an attractive partner for state and local governments undertaking important infrastructure projects. However, the global economic recession has caused a slow down in some projects.  Stimulus spending and a general economic recovery should result in increased opportunities in the future across all sectors.

Summary of Consolidated Results

Consolidated revenues in 2009 increased approximately $524 million, or 5%, to $12.1 billion compared to $11.6 billion in 2008.  The primary drivers of this increase were from our Upstream and Services business units.  Our Upstream business unit revenues grew $648 million in 2009, or 24%, largely as a result of several cost reimbursable LNG and GTL projects in our Gas Monetization Operations.  Although the recent worldwide economic recession and financial market conditions continue to impact our customers in the hydrocarbons market, most of our ongoing LNG and GTL projects were under development and awarded prior to mid-2008 and continue to have a positive impact on revenue growth and backlog in our Gas Monetization Operations.  Our Services business unit revenues increased $893 million in 2009, or 65%, primarily as a result of our July 1, 2008 acquisition of BE&K, an Alabama-based engineering, construction and maintenance services company that has greatly increased our presence in the North American engineering and construction markets.  Our Georgia Power, Hunt Refinery and Red River plant expansion projects where we provide process construction and program management services and other projects acquired in the BE&K transaction were significant contributors to the increase in Services revenue in 2009.  Revenues from our G&I business unit were down approximately $1.1 billion in 2009, or 15%, compared to the prior year.  The majority of this decrease is due to our Middle East Operations where U.S. military troop level reductions in Iraq have resulted in a significant impact to our staffing levels on the LogCAP III contract.  In 2009, the total number of staff working on the LogCAP III project decreased by approximately 17% including direct hires, subcontractors and local hires.  Additionally, the U.S. Army has transitioned work in Kuwait and Afghanistan from the LogCAP III contract to the LogCAP IV contract.  Although we expect to continue to provide services to the U.S. Army in Iraq under the LogCAP III contract through late 2010, we have not been awarded any new work under the LogCAP IV contract.  Also contributing to the decline in G&I revenues in 2009 were declines in our International Operations where we experienced reduced levels of activities for the U.K. military in Iraq and Afghanistan as well as a number of engineering projects completed during the year.

Consolidated operating income in 2009 decreased approximately $5 million, or 1%, to $536 million compared to $541 million in 2008.  Job income for 2009 from our G&I business unit was down approximately $168 million in 2009 as a result of the $132 million reduction in our award fee accrual and lower volume of activity on our LogCAP III contract.  G&I business unit overheads increased $23 million, or 20%, primarily due to lower recoverability of certain costs  as a result of decreased activity as well as higher bid and proposal expenses.  Additionally, Services business unit overheads increased $40 million, or 95%, due to the additional overhead resulting from the BE&K corporate headquarters in Birmingham, Alabama, acquired in the BE&K acquisition on July 1, 2008. These decreases in job income were partially offset by a favorable arbitration award of $351 million on the EPC 1 project performed for PEMEX in our Oil and Gas Operations which resulted in $183 million of job income for 2009.  Additionally, in 2008, our Oil and Gas Operations recognized a $51 million gain related to a settlement with PEMEX on the EPC 28 project.  Additionally, we experienced higher activity in 2009 on Gas Monetization projects in our Upstream business unit and projects in our Services business unit resulting from the July 1, 2008 acquisition of BE&K.

Consolidated revenues in 2008 were $11.6 billion as compared to $8.7 billion in 2007. Revenue was significantly impacted by our Middle East operations in our G&I business unit.  Revenues from our Middle East Operations were up approximately $736 million in 2008 largely as a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007 that continued to positively impact our 2008 revenue.  In 2008, the total number of employees working in the Middle East increased by approximately 11% to just over 72,000 including direct hires, subcontractors and local hires.  Revenues from our Gas Monetization operations in our Upstream business unit increased approximately $755 million in 2008 due to increased progress on a number of GTL and LNG projects.  Revenues from our Services business unit increased significantly during 2008 by approximately $1.1 billion.  The majority of this increase relates to the business we obtained through the acquisition of BE&K which contributed approximately $825 million of revenue during 2008.  Also contributing to the increase in 2008 in our Services business unit were increases in activity from direct construction and modular fabrication services in our Canadian and North American construction operations.

Consolidated operating income in 2008 was $541 million as compared to $294 million in 2007. All of our business units had improvements in business unit income primarily due to increased revenue from work performed.  Income from our Services business unit increased significantly both as a result of continued growth in our legacy operations and as a result of the business we obtained through the acquisition of BE&K. In addition, our Oil & Gas operations in the Upstream business unit recognized increased income as a result of a $51 million favorable arbitration award on the EPC 28 PEMEX project in the first quarter of 2008. Our Downstream income increased primarily due to increased activity on several large petrochemical projects in Saudi Arabia and newly awarded refining projects as well as a result of the work we obtained in the BE&K acquisition. We also reduced our labor cost absorption and our corporate general and administrative expenses during 2008.

For a more detailed discussion of the results of operations for each of our business units, corporate general and administrative expense, income taxes and other items, see “Results of Operations” below.

Acquisition of BE&K, Inc.

On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company serving both domestic and international customers. BE&K’s international operations are located in Poland and Russia.  The acquisition of BE&K enhances our ability to provide construction and maintenance services in North America. We paid approximately $559 million in cash including certain stockholders equity adjustments as defined in the stock purchase agreement and direct transaction costs. BE&K and its acquired divisions have been integrated into our Services, Downstream and Government & Infrastructure business units based upon the nature of the underlying projects acquired. As a result of the acquisition, the condensed consolidated statements of income include the results of operations of BE&K since the date of acquisition. See Note 4 to our consolidated financial statements for further discussion of the BE&K acquisition.

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

When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims in contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under FASB ASC 605-35 regarding accounting for performance of construction-type and certain production-type contracts. Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims.  Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer. We are actively engaged in claims negotiations with our customers, and the success of claims negotiations has a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses, and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.

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

Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work. We periodically receive LogCAP award fee scores and, based on these actual amounts, we adjust our accrual rate for future awards, if necessary. The controversial nature of this contract may cause actual awards to vary significantly from past experience.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003 (such as PCO Oil South), we analyze each activity within the contract to ensure that we adhere to the separation guidelines of FASB ASC 605 – Revenue Recognition and FASB ASC 605-25 – Multiple-Element Arrangements.  For service-only contracts and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. The LogCAP IV contract would be an example of a contract in which award fees would be recognized only when definitized and awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

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

Goodwill Impairment.  We operate our business through six business units which are also our operating segments as defined by FASB ASC 280 – Segment Reporting.  These operating segments form the basis for our reporting units used in our goodwill impairment testing.  These reporting units include the Upstream, Downstream, Services, Government & Infrastructure, Technology, and Ventures business units.  Additionally, in 2008 we identified an additional reporting unit related to a small staffing business acquired in the acquisition of BE&K.  This reporting unit is presented as a component of “Other” within our MD&A segment disclosure.

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

Consistent with prior years, the fair values of reporting units in 2009 were determined using two methods, one based on market earnings multiples of peer companies for each reporting unit, and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of reporting unit fair value for the purposes of our impairment testing.  However, we may weigh one value more heavily than the other when conditions merit doing so.  For instance, when historic results are believed to be higher than forecast results, we would generally weigh the discounted cash flow method more heavily than our historic earnings method.  The earnings multiples for the first method ranged between 5.5 times and 5.9 times for each of our reporting units.  The second method used market-based discount rates ranging from 8.8 percent to 13.0 percent.  The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million as a result of our annual goodwill impairment test on September 30, 2009.  The charge was taken against our reporting unit related to the small staffing business acquired in the acquisition of BE&K.  The charge was primarily the result of a decline in the staffing market, the effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this reporting unit that were identified through the course of our annual planning process.  As of December 31, 2009, goodwill and intangibles for this reporting unit totaled approximately $18 million, including goodwill of $12 million, after recognition of the impairment charge.  Based upon our analysis that we prepared in accordance with FASB ASC 350 – Intangibles—Goodwill and Other, we believe that the reporting unit’s book value of $21 million, include the related goodwill and customer relationship intangible is recoverable.

Subsequent to our September 30, 2009 annual goodwill impairment testing we monitored the changes in our business and other factors that could represent indicators of impairment.  No such indicators of impairment were noted.  With the exception of the staffing business, the fair value of all of our other reporting units significantly exceeded their respective carrying amounts as of our last impairment test.

Our goodwill totaled $691 million and $694 million at December 31, 2009 and 2008, respectively.  The decline in goodwill was due to the impairment charge of $6 million partially offset by $3 million in opening balance sheet adjustments related to our BE&K  and Wabi acquisitions, translation of  goodwill balances denominated in a foreign currency and purchase price adjustments.

Income tax accounting.   Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  A current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year.  A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.  The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered.  The value of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization and the evaluation of tax planning strategies in making this assessment of realization. Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results.  As of December 31, 2009, we had net deferred tax assets of $177 million, which are net of deferred tax liabilities of $196 million and a valuation allowance of $30 million primarily related to certain foreign branch net operating losses.  In 2009, we increased our valuation allowance by $11 million which was primarily due to net operating losses generated in tax jurisdictions where future taxable income is not expected to be sufficient for us to recognize a tax benefit.

We have operations in numerous countries other than the United States. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

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

Legal and Investigation Matters.  As discussed in Notes 10 and 11 of our consolidated financial statements, as of December 31, 2009 and 2008, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

Pensions.  Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with FASB ASC 715 – Compensation—Retirement Benefits.  Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

The discount rate was determined annually by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of the obligations specific to the characteristics of the Company’s plans.  The overall expected long-term rate of return on assets was determined by reviewing targeted asset allocations and historical index performance of the applicable asset classes on a long-term basis of at least 15 years.  Plan assets are comprised primarily of equity and debt securities. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.S. pension  plan decreased from 6.15% at December 31, 2008 to 5.35% at December 31, 2009. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 95% of all plans decreased from 5.98% at December 31, 2008 to 5.84% at December 31, 2009.  An additional future decrease in the discount rate of 25 basis points for our pension plans would increase our projected benefit obligation by an estimated $2 million and $46 million for the US and UK plans, respectively, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $2 million and $44 million for the US and UK plans, respectively.  Our expected long-term rates of return on plan assets utilized at the measurement date decreased from 7.81% to 7.63% for our U.S. pension plan and remained unchanged at 7.0% for our international plans.

Unrecognized actuarial gains and losses are generally being recognized over a period of 10 to 15 years, which represents the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our unrecognized actuarial loss at December 31, 2009 was $576 million, of which $20 million is expected to be recognized as a component of our expected 2010 pension expense. Lower than expected long-term rates of return on our plan assets and the previous curtailment of our existing pension plans could increase our future pension costs and contributions over historical levels.  During 2009, we made contributions to fund our defined benefit plans of $23 million.  We currently expect to make contributions in 2010 of approximately $14 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.  Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed in Note 18 in the accompanying financial statements.

Results of Operations

We analyze the financial results for each of our six business units and certain product service lines.  The business units presented are consistent with our reportable operating segments discussed in Note 7 (Business Segment Information) to our consolidated financial statements. We also present the results of operations for product service lines (“PSL”). While certain of the business units and product service lines presented below do not meet the criteria for reportable segments in accordance with FASB ASC 280 – Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors for various reasons including monitoring our progress and growth in certain markets and product lines.

In millions	Years Ended December 31,
Revenue (1)	2009	2008	Increase (Decrease)	Percentage Change	2007	Increase (Decrease)	Percentage Change
G&I:
U.S. Government – Middle East Operations	$4,838	$5,518	$(680)	(12)%	$4,782	$736	15%
U.S. Government – Americas Operations	484	618	(134)	(22)%	721	(103)	(14)%
International Operations	557	802	(245)	(31)%	590	212	36%
Total G&I	5,879	6,938	(1,059)	(15)%	6,093	845	14%
Upstream:
Gas Monetization	2,748	2,157	591	27%	1,402	755	54%
Oil & Gas	582	525	57	11%	485	40	8%
Total Upstream	3,330	2,682	648	24%	1,887	795	42%
Services	2,266	1,373	893	65%	322	1,051	326%
Downstream	485	484	1	—	361	123	34%
Technology	97	84	13	15%	90	(6)	(7)%
Ventures	21	(2)	23	1,150%	(8)	6	75%
Other	27	22	5	23%	—	22	—
Total revenue	$12,105	$11,581	$524	5%	$8,745	$2,836	32%
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

In millions	Years Ending December 31,
	2009	2008	Increase (Decrease)	Percentage Change	2007	Increase (Decrease)	Percentage Change
Business unit income (loss):
G&I:
U.S. Government – Middle East Operations	$70	$242	$(172)	(71)%	$231	$11	5%
U.S. Government – Americas Operations	65	36	29	81%	68	(32)	(47)%
International Operations	145	170	(25)	(15)%	116	54	47%
Total job income	280	448	(168)	(38)%	415	33	8%
Divisional overhead	(139)	(116)	(23)	(20)%	(136)	20	15%
Total G&I business unit income	141	332	(191)	(58)%	279	53	19%
Upstream:
Gas Monetization	178	165	13	8%	161	4	2%
Oil & Gas	274	141	133	94%	81	60	74%
Total job income	452	306	146	48%	242	64	26%
Divisional overhead	(46)	(44)	(2)	(5)%	(54)	10	19%
Total Upstream business unit income	406	262	144	55%	188	74	39%
Services:
Job income	226	151	75	50%	67	84	125%
Gain on sale of assets	—	1	(1)	(100)%	—	1	—
Divisional overhead	(82)	(42)	(40)	(95)%	(11)	(31)	(282)%
Total Services business unit income	144	110	34	31%	56	54	96%
Downstream:
Job income	59	72	(13)	(18)%	26	46	177%
Divisional overhead	(24)	(21)	(3)	(14)%	(16)	(5)	(31)%
Total Downstream business unit income	35	51	(16)	(31)%	10	41	410%
Technology:
Job income	49	41	8	20%	39	2	5%
Divisional overhead	(27)	(22)	(5)	(23)%	(20)	(2)	(10)%
Total Technology business unit income	22	19	3	16	19	—	—%
Ventures:
Job loss	19	(4)	23	575%	(9)	5	56%
Gain on sale of assets	2	1	1	100%	—	1	—%
Divisional overhead	(2)	(2)	—	—	(3)	1	33%
Total Ventures business unit income (loss)	19	(5)	24	480%	(12)	7	58%
Other:
Job income	9	7	2	29%	—	7	—
Impairment of goodwill	(6)	—	(6)	—	—	—	—
Gain on sale of assets	—	1	(1)	(100)%	—	1	—
Divisional overhead	(6)	(5)	(1)	(20)%	—	(5)	—
Total Other business unit income	(3)	3	(6)	(200)%	—	3	—
Total business unit income	764	772	(8)	(1)%	540	232	43%
Unallocated amounts:
Labor cost absorption (1)	(11)	(8)	(3)	(38)%	(20)	12	60%
Corporate general and administrative	(217)	(223)	6	3%	(226)	3	1%
Total operating income	$536	$541	$(5)	(1)%	$294	$247	84%
_________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.

Government and Infrastructure.  Revenue from our Middle East Operations decreased by $680 million in 2009 largely as a result of the overall reduction in volume of activity on our LogCAP III contract in Iraq.  Revenue from the LogCAP III contract decreased $664 million in 2009 which was primarily driven by declines in troop levels throughout the year.  Additionally, the U.S. Army is in the process of transitioning services in Kuwait and Afghanistan from the LogCAP III contract to the LogCAP IV contract which has also contributed to the decrease in revenues for 2009.  We expect to continue to provide services in Iraq under the LogCAP III contract through 2010.  However, we expect our overall volume of work to decrease in the Middle East Region.  Revenues from our Americas Operations decreased in 2009 primarily as a result of the reduction in activity on the Los Alamos project and other domestic cost-reimbursable U.S. government projects including the CONCAP and NRO Office of Space Launch projects.  Revenue on these projects decreased approximately $189 million in the aggregate.  These decreases in revenue from our Americas Operations were partially offset by increased activity on the CENTCOM project and the causeway project in Bahrain which increased revenue in 2009 by $76 million in the aggregate.  Revenues from our International Operations decreased in 2009 largely due to reduced levels of work volumes on U.K. MoD projects including the Tier 3 Basra project in Iraq and the Temporary Deployable Accommodations project as well as the completion of various engineering projects in Western Australia.

Revenue from our Middle East Operations increased by $736 million in 2008 largely as a result of higher volume on U.S. military support activities in Iraq under our LogCAP III contract due to a U.S. military troop surge in the second half of 2007 that continues to positively impact our 2008 revenue. Revenue from the LogCAP III project increased approximately $748 million in 2008 over the prior year as a result of the troop surge in 2007. Revenue from our Americas Operations decreased in 2008 primarily as a result of reduced activity on several domestic cost-reimbursable U.S. Government projects including the CENTCOM, CONCAP and Los Alamos projects. The increase in revenue in 2008 from our International Operations is largely due to a project to design, procure and construct facilities for the U.K. MoD in Basra, southern Iraq and several engineering projects in Western Australia.

Job income from our Middle East operations was lower in 2009 by approximately $172 million primarily due to the $132 million reduction in our award fee accrual for the performance period January 2008 through December 2009, as well as lower volume of activity on our LogCAP III contract.  On February 19, 2010, we were notified by the U.S. Army’s Iraq Award Fee Evaluation Board for the LogCAP III project that KBR will not receive any award fees for the period from January 1, 2008 through April 30, 2008, for which we had previously accrued $20 million.  As a result, we re-evaluated our assumptions used in the estimation process related to the remainder of the open performance periods from May 1, 2008 through December 31, 2009, that were based on our historic experience, and in light of the discretionary actions of the Award Fee Determining Official ("AFDO") in February 2010, and our inability to obtain assurances to the contrary, we concluded that we can no longer estimate the fees to be awarded.  Accordingly, we reversed the remaining balance of the remaining award fees of approximately $112 million. If our next award fee letter has better performance scores and award rates are at levels for which we will recieve an award, our revenues and earnings will increase accordingly. See Note 2 to our consolidated financial statements for further discussion of our award fee accruals.  Additionally, we recognized a $19 million charge in the fourth quarter of 2009 as a result of an unfavorable judgment against us in litigation with one of our LogCAP III subcontractors and additional charges totaling $17 million related to the correction of errors primarily associated with legal fees on various U.S. government related matters ongoing for the past several years.  See Note 2 to our Consolidated Financial Statements for further discussion on the correction of errors.  However, these decreases were partially offset by $17 million of charges recorded in 2008 related to the ASCO litigation and the revenue that was subsequently recognized in 2009 related to our recovery of these charges through billings to our customer.  In addition, our charges for potentially unallowable costs in 2009 were lower than 2008.  Job income from our Americas Operations increased primarily due to the $22 million job loss recognized in 2008 on our U.S. Embassy project in Macedonia which did not recur in 2009 as well as an increase in job income in 2009 on the causeway project in Bahrain.  Job income from our International Operations decreased in 2009 primarily due to the Allenby & Connaught joint venture resulting from lower interest rate returns on project investments and strengthening of the U.S. Dollar to the British pound as well as lower volumes of activity on other projects for the U.K. MoD and engineering projects in Western Australia.

Job income from our Middle East Operations increased in 2008 primarily as a result of the increase in work volume, which was partially offset by a $17 million net charge recognized during 2008 related to an unfavorable judgment from litigation with one of our subcontractors for work performed on our LogCAP III contract in 2003. The increase in job income from our Middle East Operations in 2008, which was further offset due to a reduction in our award fee accrual rate and provisions for potentially unallowable costs. Job income from our Americas Operations in 2008 decreased as a result of lower activity on the CENTCOM, CONCAP and several other government projects. Job income from our International Operations increased in 2008 due to several projects including increased earnings from the Allenby & Connaught project and the recently awarded project to design, procure and construct facilities for the U.K. MoD in southern Iraq.

Divisional overhead expenses incurred in 2009 increased significantly primarily due to lower recoverability of certain costs  as a result of decreased activity as well as higher bid and proposal expenses.  In 2008, our overhead expenses decreased primarily as a result of certain office closures in the Middle East and other cost reduction activities, which had a positive impact on total business unit income.

Upstream.  Revenues for 2009 in our Gas Monetization Operations increased by $591 million primarily due to increased activity from several projects including the Escravos GTL, Gorgon LNG and Skikda LNG projects.  Revenue from these projects increased an aggregate $784 million in 2009.  Our Escravos GTL and Skikda LNG project revenues have increased primarily due to higher volumes of material procurement activity compared to the prior year.  Revenues on our Gorgon LNG project have increased as a result of the transition from the FEED to the EPCM portion of the project which was awarded in the third quarter of 2009.  Partially offsetting the 2009 increases in Gas Monetization revenues are declines in revenues of approximately $228 million due to lower activity on the Pearl GTL project as well as increases in project costs due to schedule delays, subcontractor claims and equipment failures on other LNG projects that are nearing completion.  Revenues from our Oil & Gas Operations increased largely as a result of the favorable arbitration award on the EPC 1 project performed for PEMEX which contributed approximately $183 million to the increase in 2009 revenues.  Partially offsetting the increase in Oil & Gas Operations revenues were decreases due to the slower progress on a number of offshore projects that were either completed or were nearing completion in 2009 including the AIOC project in Kazakhstan and Woodside North Rankin project in Australia.

Revenues for 2008 in our Gas Monetization Operations increased by $755 million primarily due to increased activity from several projects including the Escravos GTL, Pearl GTL, Gorgon LNG and Skikda LNG projects. Revenue from these four projects increased an aggregate $837 million during 2008. Partially offsetting these 2008 increases in Gas Monetization revenues were decreases in revenue of approximately $95 million in the aggregate for the Yemen LNG, Nigeria LNG and Tangguh LNG projects primarily due to lower activity in 2008 as compared to 2007 as these projects are nearing completion. In our Oil & Gas Operations, in the first quarter of 2008 we recognized revenue in the amount of $51 million related to the favorable arbitration award related to EPC 28 project, which contributed significantly to the increase in 2008 revenues.

Job income increased $63 million in the aggregate on the Escravos GTL and Gorgon LNG projects in 2009.  We recognized higher incentive fees on the Escravos GTL project in 2009 than in the prior year and increased activity on the Gorgon LNG project due to the award of the EPCM portion of the project contributed to the increase in job income for 2009.  Also, in 2008 we recognized a $20 million charge related to the settlement of the FCPA and bidding practices investigation in Nigeria which did not recur in 2009 further contributing to the increase in Gas Monetization Operations job income in 2009.  Partially offsetting these 2009 increases in Gas Monetization Operations job income were increases in project costs on other LNG projects due to schedule delays, subcontractor claims and equipment failures as these projects near completion.  Job income in our Oil & Gas Operations for 2009 increased primarily due to the $351 million favorable arbitration award on the EPC 1 project performed for PEMEX which resulted in $183 million of job income.  As discussed below, our 2008 job income included a $51 million gain related to a settlement with PEMEX on the EPC 28 project.

Job income in our Gas Monetization Operations for 2008 was largely driven by a combined $76 million on the Skikda LNG, Pearl GTL and Gorgon LNG projects due to increased activity as compared to the prior year. These increases in 2008 job income were partially offset by lower activity on other recently completed Gas Monetization projects as well as a decrease in recognized profits on one of our LNG projects caused by increases in estimated costs of our joint venture. We decreased our recognized profits from this LNG project by $24 million during the second quarter of 2008 and subsequently executed a change order to recover these cost increases which were partially offset by further cost increases of approximately $7 million. Additionally, we recognized a $20 million charge in 2008 related to our liability for the settlement of the FCPA and bidding practices investigations in Nigeria, which was charged to our Gas Monetization Operations job income. In our Oil & Gas Operations, job income increased in 2008 primarily as a result of the $51 million favorable arbitration award related to the EPC 28 project performed for PEMEX.

Services.  Services revenues in 2009 increased by $893 million primarily as a result of the business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $768 million to the increase.  The increase in revenues from the BE&K acquisition was largely driven by the increased progress on our Georgia Power, Red River and Hunt Refining projects.  Revenue from our Services legacy operations also increased as a result of continued growth in our North American Construction and Canadian operations.  North American Construction revenues in 2009 increased approximately $67 million over the prior year due to increased progress on the Borger and Exxon Mobil Flare Gas projects in Texas.  Revenues from our Canadian operations increased approximately $57 million due to the ramp up in field work on the Shell AOSP project and project mobilization on the Syncrude ESP project in late 2008.

The 2008 increase in Services revenue of $1.1 billion is primarily due to business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $825 million of revenue from the date of our acquisition through December 31, 2008. Additionally, revenue in 2008 from Services legacy operations increased significantly as a result of continued growth in our Canadian and North American Construction operations.  Revenue in 2008 from our Canadian operations was up approximately $125 million over the prior year primarily as a result of increased construction services and modules fabrication on the Shell Scotford Upgrader project. North American Construction revenues in 2008 increased approximately $81 million as a result of newly awarded domestic construction projects as well as growth on projects awarded in 2007.

Job income increased by $75 million in 2009 largely due to the business we obtained through the acquisition of BE&K which contributed approximately $91 million to the increase.  The increase in job income from the BE&K acquisition was primarily due to the increased progress on our Georgia Power, Red River and Hunt Refining projects.  Additionally, job income increased $7 million in 2009 as a result of higher utilization of marine vessel support services provided through our MMM joint venture in the Gulf of Mexico.  Partially offsetting these increases were reductions of approximately $21 million in job income primarily in our Canadian operations due to a transition in that nature of the work performed from fabrication of modules to direct hire field construction which generally is performed at lower profit margins.

Job income from Services increased in 2008 by $84 million primarily due to of the business we obtained through the acquisition of BE&K which contributed approximately $65 million to job income. In our Canadian operations, job income was up in 2008 due to increased progress on the Shell Scotford Upgrader project offset by decreases in other projects in our Canadian operations that were completed in 2007. Job income was positively impacted in 2008 as a result of an actuarially determined insurance adjustment of $4 million. Divisional overhead of the Services business unit in 2008 increased primarily as a result of the BE&K acquisition.

Downstream.  Overall Downstream business revenues were flat in 2009.  During 2008 revenue from our operations increased by approximately $123 million primarily due to increased activity on the Saudi Kayan olefin and the Ras Tanura projects in Saudi Arabia which contributed $92 million in the aggregate to revenues. Downstream revenue for the year ended December 31, 2008 increased an additional $64 million as a result of the BE&K acquisition on July 1, 2008.  Downstream refining operations was awarded a number of new refining projects in 2008 which also contributed approximately $37 million to the increase in revenue.  Increases in revenue related to these and other projects were partially offset by a $90 million decline in revenue during 2008 on the EBIC ammonia plant project in Egypt as it nears completion.

Downstream job income in 2009 decreased by $13 million primarily due to a $23 million reduction in profit on the EBIC ammonia plant project.  As this project neared completion, we incurred additional costs associated with a delay in completing the plant’s reliability test which was successfully completed and formally accepted by the client in the third quarter of 2009.  Partially offsetting this decrease was an aggregate increase in job income of $7 million in our refining operations primarily due to the increased activity of new refining projects awarded in late 2008.

Downstream job income in 2008 increased $46 million largely due to an aggregate $25 million increase in job income in our petrochemicals operations from program management services for the Ras Tanura project and construction management services on the Saudi Kayan project in Saudi Arabia.  Additionally, during 2008, we reversed $8 million of the previously recognized losses on the Saudi Kayan project resulting from the effects of change orders executed during the second quarter of 2008.  Furthermore, job income from the business we obtained through the acquisition of BE&K on July 1, 2008, contributed approximately $9 million to the increase in job income in 2008 and primarily related to our chemical operations.  Job income from our refining operations increased approximately $14 million as a result of the award of several new refining projects and increases in scope on two existing refining projects.

Technology. Technology revenues in 2009 increased by a net $13 million primarily due to the progress achieved on several ammonia projects including grassroots ammonia projects in Venezuela and Trinidad and an ammonia plant revamp in India which contributed $24 million to the increase.  Additionally, new refining projects in India, Angola, and Indonesia contributed approximately $10 million to the increase.  Partially offsetting these increases were decreases in revenue primarily driven by the completion in 2009 of ammonia projects in China and South America as well as several other projects that were completed in 2008.

The 2008 decrease in Technology revenue of $6 million is primarily attributable to several projects in China and South America with lower activity as they are completed or nearly completed in 2008.

Technology job income for 2009 increased by $8 million primarily due to our grassroots ammonia projects in Venezuela and Trinidad and the ammonia plant revamp in India which contributed $17 million to the increase.  Additionally, job income increased by approximately $6 million on our refining projects in India, Angola and Indonesia.  We had lower activity on our ammonia projects in China and South America and other projects that were completed in 2008 and early 2009.

The 2008 increase in Technology job income of $2 million is primarily attributable to contributions from an ammonia project in Venezuela, a refinery fluid catalytic cracking revamp project in Colombia, and a royalty payment for a technology license in India. The decreases in 2008 job income from these projects are partially offset by increases from technology licensed to an ammonia plant in Venezuela and an aniline plant in China awarded in early 2008.

Ventures.  Our Venture’s operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax.  Ventures job income (loss) was $19 million, $(4) million and $(9) million for the years ended December 31, 2009, 2008 and 2007, respectively.  Ventures job income in 2009 increased approximately $23 million over the prior year  primarily due to the adoption by two of our U.K. road project joint ventures of a favorable U.K. tax ruling related to the tax depreciation of certain assets which resulted in an increase to “Equity earnings from unconsolidated affiliates” of approximately $8 million.  This favorable UK tax ruling enabled Ventures to also recognize an additional $2 million of gain on a prior disposal of pre-emption share rights relating to these roads which was contingent upon this tax ruling.  In addition, as a result of lower inflation in the UK certain Ventures investments benefited from significantly lower indexed linked bond interest cost in 2009.  Job income increased approximately $3 million in 2009 on the Aspire Defence project as a result of higher progress and lower maintenance costs offset by significantly lower interest income due lower interest rates in the UK than the previous year.  In addition, the EBIC ammonia plant was completed during the year and made its first shipment of ammonia in May 2009.  The EBIC ammonia plant operations contributed an additional $3 million to the increase in Ventures job income in 2009.

Ventures job losses in 2008 and 2007 were primarily driven by continued operating losses generated on our investment in APT/FreightLink, the Alice Springs-Darwin railroad project in Australia. As of December 31, 2008, our investment in APT/Freightlink had been written-off as a result of the continued operating losses and previously recognized impairments. The losses in 2008 and 2007 were partially mitigated by income generated by the Aspire Defence (Allenby & Connaught) project.

Labor cost absorption. Labor cost absorption expense was $11 million in 2009, $8 million in 2008 and $20 million in 2007. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. The increase in labor cost absorption expense in 2009 was primarily due to lower chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount.  The decrease in labor cost absorption in 2008 was primarily due to chargeability and utilization. Partially offsetting the 2008 reduction was a $6 million charge recorded in 2008 related to the impact of Hurricane Ike in Houston, Texas. The increase in labor cost absorption in 2007 compared to 2006 was primarily due to an increase in incentive compensation and the issuance of performance based award units during 2007.

General and Administrative expense. General and administrative expense was $217 million, $223 million and $226 million for the years ended December 31, 2009, 2008 and 2007, respectively.  General and administrative expense declined slightly in 2009 primarily due to 2008 charges related to Hurricane Ike along with lower costs from Halliburton for access to their HR Payroll system and lower state tax audit adjustments.  Offsetting these reductions were increases in legal expenses related to both litigation and the FCPA monitor preparation; the write off of approximately $4 million in costs associated with our contemplated West Houston campus project after a decision to maintain our current area location; and higher incentive compensation related to the third year of our long-term incentive plans.

The slight decline in general and administrative expense in 2008 was due to lower activity related to our deployment of our HR/Payroll instance of SAP and lower associated charges from Halliburton for access to their HR/Payroll system, decreases in incentive compensation as compared to the same period of the prior year, and lower costs from acquisition related activities for transactions not closed. These decreases in costs for 2008 were offset by incremental general and administrative expense of $8 million since our acquisition of BE&K on July 1, 2008, as well as $5 million in charges recognized related to the impact of Hurricane Ike in Houston, Texas. As a result of the net impact of these activities and other cost reductions, our general and administrative expense in 2008 remained relatively flat with 2007.

Business Reorganization

In 2010, we plan to reorganize our business into discrete engineering and construction business operations, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities. We expect our operating and reportable segments as defined by FASB ASC 280 – Segment Reporting will change as we finalize our preparations for the reorganization in the first quarter of 2010.  The reorganization will include the realignment of certain underlying projects among our existing business units as well as the transfer of certain projects to several newly formed business units.  Each of the realigned business units will be reported under one of two new business groups.

Non-operating items

Net interest expense was $1 million for the year ended December 31, 2009 and net interest income was $35 million and $62 million for the years ended December 31, 2008 and 2007, respectively.  Interest expense was $5 million in 2009, $2 million in 2008 and $6 million in 2007.  The significant decline in interest income was a result of the decrease in our average interest rates earned and average cash and equivalents balance.  Average interest rates earned on our invested cash have declined as a result of the current economic recession.  Our excess cash is generally invested in either time deposits with commercial banks or money market funds.  Our average cash balances declined to approximately $900 million in 2009 from an average cash balance of $1.4 billion for the year ended December 31, 2008.  The decrease in our cash and equivalents balance is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases.

Interest income decreased significantly in 2008 as a result of the decrease in our cash and equivalents balance from $1.9 billion at December 31, 2007 to $1.1 billion as of December 31, 2008.  Additionally, interest rates earned on our invested cash declined significantly in 2008 as a result of the current economic recession which further contributed to the decrease in interest income.  The 2008 decrease in our cash and equivalents balance is largely attributable to the acquisition of BE&K mentioned previously, and stock repurchase totaling $196 million in 2008.  In addition, as a result of the July 2007 conversion of Escravos contract from fixed price to cost reimbursable, we were no longer entitled to interest income earned on advanced funds from the project owner.

We had net foreign currency gains of approximately zero for the year ended December 31, 2009 and losses of $8 million and $15 million for the years ended December 31, 2008 and 2007, respectively.  The foreign currency losses incurred of $8 million in 2008 were primarily related to losses on the Mexican peso denominated receivable due from PEMEX on the EPC 28 arbitration award and weakening of the Indonesian currency against positions that were not fully hedged.  These losses were partially offset by strengthening of the U.S. Dollar against the British Pound in 2008.

Provision for income taxes was $168 million, $212 million and $138 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Our effective tax rate was 32%, 37% and 40% for the years ended December 31, 2009, 2008 and 2007, respectively.  Our U.S. statutory tax rate for all years is 35%.  Our effective tax rate for 2009 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings compared to the U.S. tax rate, the favorable final determination of previously estimated 2008 domestic and foreign taxable income made in connection with the preparation and filing of our 2008 consolidated tax returns and the benefit associated with income on unincorporated joint ventures.  Our effective tax rate for 2008 exceeded our statutory rate primarily due to certain dividends from foreign affiliates, the non-deductible fine resulting from our settlement of the FCPA investigation in Nigeria and domestic state taxes.  For the year ended December 31, 2008, our valuation allowance was reduced from $33 million to $19 million primarily as a result of utilizing foreign branch net operating losses for which a valuation allowance had been previously established in prior years.  Our 2007 effective tax rate was higher than the statutory rate primarily as a result of certain non-deductible losses in foreign jurisdictions, operating losses from our railroad investment in Australia, and state and other taxes.  We expect our 2010 expected tax rate to be 35%.

Income from discontinued operations was zero, $11 million and $132 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Discontinued operations primarily represent revenues and gain on the sale of our 51% interest in DML in June 2007. In 2008, we recognized a tax benefit of $11 million related to foreign tax credits upon completion of a tax pool study related to DML.  Revenues from our discontinued operations were $449 million and income from discontinued operations, net of tax, was $132 million for 2007 and included a gain on sale, net of tax, of approximately $101 million.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded and in progress.  We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized.  For long-term contracts, the amount included in backlog is limited to five years. In many instances, arrangements included in backlog are complex, nonrepetitive in nature, and may fluctuate depending on expected revenue and timing. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include our management fee revenue of each project in backlog.

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog.  However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue.  Our backlog for projects related to unconsolidated joint ventures totaled $2.1 billion at December 31, 2009 and $2.4 billion at December 31, 2008.  We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary.  Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $4.6 billion at December 31, 2009 and $3.1 billion at December 31, 2008.

Backlog (1)

(in millions)	December 31,
	2009	2008
G&I:
U.S. Government - Middle East Operations	$901	$1,428
U.S. Government - Americas Operations	561	600
International Operations	1,553	1,446
Total G&I	$3,015	$3,474
Upstream:
Gas Monetization	6,976	6,196
Oil & Gas	109	260
Total Upstream	$7,085	$6,456
Services	2,484	2,810
Downstream	611	578
Technology	154	130
Ventures	749	649
Total backlog	$14,098	$14,097
_________________________
(1)
Our G&I business unit’s total backlog attributable to firm orders was $2.7 billion at December 31, 2009 and $3.3 billion as of December 31, 2008. Our G&I business unit’s total backlog attributable to unfunded orders was $326 million as of December 31, 2009 and $196 million as of December 31, 2008.

We estimate that as of December 31, 2009, 55% of our backlog will be complete within one year.  As of December 31, 2009, 18% of our backlog was attributable to fixed-price contracts and 82% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Backlog in our G&I business unit decreased by $459 million primarily as a result of the net work-off on existing projects of approximately $1.1 billion, partially offset by new awards of $631 million, primarily in our International and Americas operations.  We had net work-off of approximately $531 million on our LogCAP III contract in our Middle East operations without any new significant awards in 2009.  Net work-off in our Americas operations was approximately $175 million in 2009 primarily related to our Centcom project and was substantially offset by new awards on various other projects.  In our International operations, new awards in 2009, primarily from the U.K. MoD, outpaced net work-off on existing projects.  As of December 31, 2009, backlog in our G&I business unit includes approximately $891 million for our continued services under the LogCAP III contract and $964 million related to the Allenby & Connaught for the U.K. MoD in our International operations.

In our Upstream business unit, we were awarded the EPCM scope of work on the Gorgon LNG project during the third quarter of 2009 which resulted in an increase to our Gas Monetization backlog of approximately $2.2 billion.  Partially offsetting this increase were decreases due to net work-off Gas Monetization operations on several projects including the Escravos GTL, Skikda, Pearl GTL, and Yemen LNG projects.  As of December 31, 2009, our Gas Monetization backlog included $2.2 billion on the Escravos LNG project, $2.1 billion on the Gorgon LNG project and $2.1 billion on the Skikda LNG project.

Backlog in our Services business unit decreased due to the work-off in our Canadian, North American Construction, BE&K Construction and BE&K Building Group operations which outpaced new awards in 2009.

Liquidity and Capital Resources

Our operating cashflows can vary significantly from year to year and are affected by the mix, percentage of completion and terms of our engineering and construction projects.  We often receive cash through advanced billings to our customers on our larger engineering and construction projects and those of our consolidated joint ventures. These cash advances are generally only available for use on a specific project and not available for other general corporate purposes.  As the cash advances are used in execution of the project, they are recovered through regular or milestone billings to the customer which tend to stabilize as the project progresses.  In the event the net investment in the operating assets of a project is greater than available project cash balance, we may utilize other cash on hand or availability under our Revolving Credit Facility to satisfy any periodic net operating cash outflows.

Our engineering and construction projects generally require us to provide credit enhancements to our customers including letters of credit, surety bonds or guarantees.  Our ability to obtain new project awards in the future may be dependent on our ability to maintain our letter of credit and surety bonding capacity and the timely release of existing letters of credit and surety bonds.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.  Additionally, we believe our current surety bond capacity is adequate to support our current backlog of projects for the next twelve months.

Historically, our primary sources of liquidity were cash flows from operations, including cash advance payments from our customers and borrowings from our former parent, Halliburton.  In October 2005, Halliburton capitalized $300 million of the then outstanding intercompany balance to equity through a capital contribution.  In December 2005, our intercompany balance of $774 million payable to Halliburton was converted into subordinated intercompany notes to Halliburton.  Effective December 16, 2005, we entered into a bank syndicated unsecured $850 million five-year revolving credit facility.  In October 2006, we repaid $324 million in aggregate principal amount of the $774 million of indebtedness we owed under the Subordinated Intercompany Notes.  In November 2006, we completed an initial public offering of our common stock which generated net proceeds of $511 million.  In connection with the initial public offering, we repaid the remaining $450 million in aggregate principal amount of the Subordinated Intercompany Notes.

Cash and equivalents totaled $941 million at December 31, 2009 and $1.1 billion at December 31, 2008, which included $236 million and $175 million, respectively, of cash and equivalents from advanced payments related to contracts in progress held by our joint ventures and that we consolidate for accounting purposes and these amounts are not available for use on other projects or for corporate purposes. In addition, cash and equivalents includes $75 million and $179 million as of December 31, 2009 and 2008, respectively, of cash from advance payments that are not available for other projects or corporate purposes related to a contract in progress that is not executed through a joint venture. We expect to use the cash and equivalents advanced on these projects to pay project costs.

As of December 31, 2009, we had restricted cash of $46 million related to the amounts held in deposit with certain banks to collateralize standby letters of credit, of which $35 million is included in “Other current assets” and $11 million is included in “Other assets” in the accompanying consolidated financial statements.

Our excess cash is generally invested in either time deposits with commercial banks with an Individual Rating of B or better by Fitch or money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA by Standard & Poor’s or Aaa by Moody’s Investors Service, respectively.  As of December 31, 2009, substantially all of our excess cash is held in time deposits with commercial banks with the primary objectives of preserving capital and maintaining liquidity.

As of December 31, 2009, a significant portion of our cash was held in foreign locations in support of our international operations.  We have the ability to return certain amounts of our foreign cash deposits to the U.S. but may incur incremental income taxes under certain circumstances.  Although we assess the need for cash in our domestic locations on an ongoing basis, we currently do not anticipate returning foreign cash deposits to the U.S. that would cause us to incur incremental income taxes.

Credit Facility

On November 3, 2009, we entered into a new syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing the Prior Revolving Credit Facility, which was terminated at the same time as the closing of the Revolving Credit Facility.  The Revolving Credit Facility will be used for working capital and letters of credit for general corporate purposes and expires in November 2012.  While there is no sublimit for letters of credit under this facility, letters of credit fronting commitments at December 31, 2009 totaled $830 million and was expanded in January 2010 to $880 million, which we would seek to expand if necessary.  Amounts drawn under the Revolving Credit Facility will bear interest at variable rates based either on the London interbank offered rate plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or the London interbank offered rate plus 1%.  The Revolving Credit Facility provides for fees on the letters of credit issued under the Revolving Credit Facility of 1.5% for performance and commercial letters of credit and 3% for all others.  We are also charged an issuance fee of 0.05% for the issuance of letters of credit, a per annum commitment fee of 0.625% for any unused portion of the credit line, and a per annum fronting commitment fee of 0.25%.  As of December 31, 2009, there were zero borrowings/cash drawings and $371 million in letters of credit issued and outstanding under the Revolving Credit Facility.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders equity attributable to the sale of equity securities.  At December 31, 2009, we were in compliance with these ratios and other covenants mentioned below.

The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional liens and sales of our assets, as well as limiting the amount of investments we can make.  The Revolving Credit Facility also permits us, among other things, to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million in the aggregate during the term of the facility and to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million.  Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

	Years Ended December 31,
Cash flow activities	2009	2008	2007
	(In millions)
Cash flows (used in) provided by operating activities	$(36)	$124	$248
Cash flows (used in) provided by investing activities	(9)	(556)	293
Cash flows used in financing activities	(166)	(244)	(150)
Effect of exchange rate changes on cash	7	(40)	9
Increase (decrease) in cash and equivalents	$(204)	$(716)	$400

Operating activities.  Cash used in operations was $36 million in 2009, compared to cash provided by operations of $124 million and $248 million in 2008 and 2007, respectively.  Cash used in operations in 2009 included an increase to our working capital investment on our Skikda LNG project which increased approximately $220 million in 2009.  Our 2009 net income included a gain of approximately $117 million, net of tax, related to the favorable award on the EPC 1 project arbitration.  We also expect to receive a refund of $75 million of previously paid U.S. federal income taxes, including $35 million paid in 2009, because of the U.S. foreign tax credit related to the EPC 1 gain in Mexico that will reduce our 2009 U.S. federal income taxes.  Other changes in our working capital partially contributed to the use of cash.

Cash provided by operations was $124 million for the year ended December 31, 2008 compared to cash provided by operations of $248 million for the year ended December 31, 2007. We received payments from PEMEX related to the EPC 22 and EPC 28 arbitration awards totaling $185 million in 2008.  Additionally, we received $121 million in dividends from unconsolidated joint ventures, which are accounted for using the equity method of accounting. Our working capital requirements for our Iraq-related work decreased from $239 at December 31, 2007 to $76 at December 31, 2008, generating cash of approximately $163 million.  Offsetting these cash increases were decreases in cash of approximately $342 million on our consolidated joint venture projects and a contract in progress.  We also made contributions to our international and domestic pension plans of $74 million during 2008.

Investing activities.   Cash used in investing activities totaled $9 million and $556 million for the years ended December 31, 2009 and 2008, respectively, compared to cash provided by investing activities of $293 million for the year ended December 31, 2007.  Capital expenditures were $41 million, $37 million and $43 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In 2009, we received proceeds of approximately $32 million primarily from one of our joint ventures that executed a pro-rata share repurchase transaction.  Cash used in investing activities in 2008 were primarily for business acquisitions.  In July 2008, we acquired BE&K for $494 million, net of cash acquired and post closing purchase price adjustments. We also acquired TGI, Catalyst Interactive and Wabi Development Corporation for a combined purchase price of approximately $32 million, net of cash received. In 2007, we sold our 51% interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs

Financing activities.  Cash used in financing activities was $166 million for the year ended December 31, 2009 and included $54 million for distributions to noncontrolling shareholders of several of our consolidated joint ventures, $32 million related to dividend payments to our shareholders and $31 million for payments to reacquire 2 million shares of our common stock.  Additionally, our financing activities included $44 million related to the net cash collateralization of our standby letters of credit in accordance with certain agreements.

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

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.  In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividends, share repurchases and various other obligations, including the commitments discussed in the table below, as they arise.  The capital expenditures budget for 2010 is approximately $62 million and primarily relates to information technology, real estate and equipment/facilities to be used in our business units. See “Off balance sheet arrangements – commitments and other contractual obligations” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.5 billion in committed and uncommitted lines of credit to support letters of credit and as of December 31, 2009, and we had utilized $497 million of our credit capacity.  We have an additional $289 million in letters of credit issued and outstanding under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $497 million in letters of credit outstanding on KBR lines of credit was comprised of $371 million issued under our Revolving Credit Facility and $126 million issued under uncommitted bank lines at December 31, 2009.  Of the total letters of credit outstanding, $308 million relate to our joint venture operations and $75 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand.  Approximately $256 million of the $371 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Halliburton has guaranteed certain letters of credit and surety bonds and provided parent company guarantees primarily related to the financial commitments on our EBIC and Allenby and Connaught projects. We expect to cancel these letters of credit and surety bonds as we complete the underlying projects. Since the separation from Halliburton, we have arranged lines with multiple surety companies for our own standalone capacity. Since the arrangement of this stand alone capacity, we have been sourcing surety bonds from our own capacity without additional Halliburton credit support.

We agreed to pay Halliburton a quarterly carry charge, which has increased in accordance with our extension provisions, for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. During 2009 we paid an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit, 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton and 0.25% of the outstanding guaranteed surety bonds. Effective January 1, 2010, the annual fee increases to 0.90%, 1.65% and 0.50% of the outstanding performance-related and financial-related outstanding issued letters of credit and the outstanding guaranteed surety bonds, respectively.

The current capacity of our Revolving Credit Facility is adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities or those guaranteed by Halliburton and issue letters of credit for projects that we are currently pursuing should they be awarded to us.

Commitments and other contractual obligations.   The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2009:

	Payments Due
Millions of dollars	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	56	46	41	34	30	76	283
Purchase obligations(a)	17	4	2	—	—	—	23
Pension funding obligation (b)	14	—	—	—	—	—	14
Total (c)	87	50	43	34	30	76	320
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

(b)
The combined funded status of all of our defined benefit pension plans was an obligation of $320 million at December 31, 2009.  We are in discussions with the trustees of our largest pension plan in the U.K. regarding its tri-annual valuation.  We currently are uncertain how the results of the tri-annual valuation will impact our future funding obligations.

(c)
Unrecognized tax benefits recorded pursuant to FASB ASC 740 – Income Taxes were $55 million, including $14 million in interest and penalties.  The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above.  Refer to Note 12 in our consolidated financial statements.

Other obligations.  We had commitments to provide funds to our privately financed projects of $52 million as of December 31, 2009 primarily related to future equity funding on our Allenby and Connaught project.  Our commitments to fund our privately financed projects are supported by letters of credit as described above.  At December 31, 2009, approximately $17 million of the $52 million in commitments will become due within one year.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $40 million at December 31, 2009.  Approximately $34 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2010.

Effective December 24, 2009, we entered into a collaboration agreement with BP PLC to market and license certain technology.  In conjunction with this arrangement, we acquired a 25-year license granting us the exclusive right to the technology.  As partial consideration for the license, we are obligated to pay an initial fee of $20 million.  This payment was made subsequent to our year-end.

Other factors affecting liquidity

Government claims.   Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. Our unapproved claims for costs incurred under various government contracts totaled $113 million at December 31, 2009 and $73 million at December 31, 2008.  The unapproved claims at December 31, 2009 include approximately $59 million primarily the result of the de-obligation of 2004 funding on certain task orders including $49 million withheld from us related to dining facilities and incurred costs that have been disputed by the DCAA and our customer.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.  The unapproved claims outstanding at December 31, 2009 and December 31, 2008 are considered to be probable of collection and have been recognized as revenue.

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

In 2009, one of our joint ventures experienced a delay that extended the expected completion date of a plant.  The joint venture is working with the client to determine the exact cause of the delay and the amount of liability, if any, the joint venture may have incurred with respect to schedule related liquidated damages.   We believe the joint venture is entitled to a change order for an extension of time sufficient to alleviate its exposure to liquidated damages related to this delay.

We had not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $18 million at December 31, 2009 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Halliburton indemnities.  Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria. Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project.  See Note 11 to our Condensed Consolidated Financial Statements for further discussion.

In February 2009, one of our subsidiaries plead guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ.  The terms of the plea agreement with the DOJ called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the indemnity while we were obligated to pay $20 million in quarterly payments over a two-year period ending October 2010.  We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which were paid by Halliburton under the terms of the indemnity.  During 2009, Halliburton paid its first five installments to the DOJ in the amount of $240 million and paid in full the $177 million due to the SEC.  We have paid approximately $12 million related to our portion of the settlement agreement.

We may take or fail to take actions that could result in our indemnification from Halliburton no longer being available with respect to certain other foreign governmental investigations of the project in Nigeria or with respect to matters relating to the Barracuda-Caratinga project as Halliburton’s indemnities do not apply to all potential losses.  Please read “Management Discussion and Analysis of Financial Condition and Results of Operations - Legal Proceedings – Foreign Corrupt Practices Act Investigations” and “Barracuda-Caratinga Project Arbitration” as well as “Risk Factors” contained in Part I of this Annual Report on Form 10-K for further discussion of these matters.

Worldwide financial market condition and economic recession.  The worldwide financial market condition and economic recession and the resulting current worldwide economic downturn have significantly impacted the capital and credit markets.  Although it is presently not possible to determine the full impact this situation may have on us in the future, to date we have not experienced any significant impact to our business as a result of these conditions. See Risk Factors for further discussion of some of the risks to our business resulting from these conditions.

Financial Instruments Market Risk

We invest excess cash and equivalents in short-term securities, primarily overnight time deposits, which carry a fixed rate of return per a given tenor. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We have foreign currency exchange rate risk resulting from our international operations.  We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures.  The objective of our risk management program is to protect our cash flows related to sales or purchases of goods and services from market fluctuations in currency rates.  We do not use derivative instruments for speculative trading purposes.  We generally utilize currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business.  As of December 31, 2009, we had forward foreign exchange contracts of up to 39 months in duration to exchange major world currencies.  The total gross notional amount of these contracts at December 31, 2009, 2008 and 2007 was $406 million, $274 million and $332 million, respectively.  These contracts had fair value asset of $3 million at December 31, 2009, fair value liability of approximately $1 million at December 31, 2008, and fair value asset of approximately $1 million at December 31, 2007.

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

In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. The portions of our business to which these requirements apply primarily relates to our Upstream, Downstream and Services business units where we perform construction and industrial maintenance services or operate and maintain facilities. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $14 million.

Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See “MD&A – Legal Proceedings” for further discussion of matters related to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project arbitration. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

Costs for all services provided by Halliburton were $2 million, $6 million, and $13 million for the years ended December 31, 2009, 2008 and 2007, respectively and primarily related to risk management, information technology, legal and internal audit.  All of the charges described above have been included as costs of our operations in our consolidated statements of income. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties. Subsequent to our separation from Halliburton and in accordance with our master separation agreement, Halliburton continues to bear the direct costs associated with overseeing and directing the FCPA and related corruption allegations.  See Note 17 to our consolidated financial statements for further information related to our transactions with our former parent.

At December 31, 2009 and 2008, KBR had a $53 million and a $54 million balance payable to Halliburton, respectively, which consists of amounts KBR owes Halliburton for estimated outstanding income taxes under the tax sharing agreement and amounts owed pursuant to our transition services agreement for credit support arrangements and information technology.  See Note 12 for further discussion of amounts outstanding under the tax sharing agreement.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $166 million, $202 million and $356 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Profits on services provided to our joint ventures recognized in our consolidated statements of income were $1 million, $28 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued accounting guidance related to employers’ disclosure about postretirement benefit plan assets which is discussed under FASB ASC 715 - Compensation - Retirement Benefits.  This topic addresses concerns from users of financial statements about their need for more information on pension plan assets, obligations, benefit payments, contributions, and net benefit cost. The disclosures about plan assets are intended to provide users of employers’ financial statements with more information about the nature and valuation of postretirement benefit plan assets, and are effective for fiscal years ending after December 15, 2009.  We implemented the disclosure requirements of this standard in 2009.

Effective January 1, 2009, we adopted guidance for participating securities and the two-class method in accordance with FASB ASC 260 - Earnings Per Share related to determining whether instruments granted in share-based payment transactions are participating securities.  The standard provides that unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) participate in undistributed earnings with common shareholders.  Certain KBR restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  The standard requires that the two-class method of computing basic EPS be applied.  Under the two-class method, KBR stock options are not considered to be participating securities.  As a result of adopting FASB ASC 260, previously-reported basic net income attributable to KBR per share decreased by $0.01 per share for the year ended December 31, 2008 and 2007.

Effective September 30, 2009, we adopted guidance for the accounting standards codification and the hierarchy of generally accepted accounting principles in accordance with FASB ASC 105 - Generally Accepted Accounting Principles.  The standard establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.  This FASB ASC does not have an impact on our financial position, results of operations or cash flows.

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 will require additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009.  We are evaluating the impact that the adoption of ASU 2009-16 will have on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for fiscal years beginning after November 15, 2009.  As a result of the adoption of ASU 2009-17 on January 1, 2010, we concluded that we are the primary beneficiary of the Heavy Equity Transporter (“HET”) joint venture in the United Kingdom which we have previously accounted for using the equity method of accounting through December 31, 2009.  This joint venture owns and operates heavy equipment transport vehicles for the U.K. MoD and is funded by third party senior debt which is nonrecourse to the joint venture partners.  Upon consolidation of this joint venture, consolidated current assets will increase by $26 million primarily related to cash and equivalents, consolidated noncurrent assets will increase by $89 million related to property, plant and equipment, consolidated current liabilities will increase by $10 million primarily related to accounts payable, and noncurrent liabilities will increase by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the joint venture operations.  The adoption of this standard is not expected to change the consolidation accounting for any other of our currently existing affiliated entities.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash.  ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  ASU 2010-01 does not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance.  The amendments in ASU 2010-02 expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets.  ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (now included in Subtopic 810-10).  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

U.S. Government Matters

Award fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs.  The LogCAP III customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations.  Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although these criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amounts of award fees are determined at the sole discretion of the ADFO.

During the almost seven-year period that we have worked under the LogCap III contract, we have been awarded 83 “excellent” ratings out of 106 total ratings.  We recognize award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% of the total amount of possible award fees, as a result of the rate of actual award fees received in that year.  In 2008, based on our assessments of monthly non-binding customer evaluations of our performance and the request from our customer to take corrective actions related to our electrical work and the corrective actions that we did take in accordance with a plan agreed with our customer, we reduced our award fee accrual rate from 80% to 72% of the total possible award fees for the performance period beginning in April 2008 resulting in a charge of approximately $5 million in the fourth quarter of 2008.  We continued to use 72% as our accrual rate thereafter.  No Award Fee Evaluation Boards have been held for our Iraq based work on LogCAP III since the June 2008 meeting, which evaluated our performance for the period of January 2008 through April 2008.

On February 19, 2010, KBR was notified by the AFDO that a determination had been made regarding the Company’s performance for the period January 1, 2008 to April 30, 2008 in Iraq. The notice stated that based on information received from various Department of Defense individuals and organizations after the date of the evaluation board in June 2008, the AFDO made a unilateral decision to grant no award fees for the period from January 1 to April 30, 2008. The AFDO found that KBR’s failure to document the poor conditions of the electrical system at the Radwaniyah Palace complex, KBR’s failure to provide notice of unsafe life, health and safety conditions and KBR’s failure to employ qualified personnel to provide electrical services under task orders 139 and 151 across the KBR areas of responsibility are failures to perform at a level deserving of an award fee payment for the evaluated period January 1, 2008 through April 30, 2008. While we disagree with the findings of the AFDO, we have not yet been provided with all of the specific information used by the AFDO to reach his decision. We intend to request access to all information used by the AFDO in reaching his unilateral decision so that we are able to understand how he arrived at his conclusions, and to determine whether there are additional actions that we might take.

As a result of the AFDO’s adverse determination, we reversed approximately $20 million of award fees that had previously been estimated as earned and recognized as revenue for that period of performance.  In addition, we re-evaluated our assumptions used in the award fee estimation process related to the remainder of the open performance periods from May 1, 2008 through December 31, 2009.  Those estimates were also based on our historic experience, and assumed that award fees would continue to be determined in large part on scores from non-binding monthly evaluations made by our customers in the field of operations.  These scores were largely very good to excellent during the open performance periods.  However, in light of the discretionary actions of the AFDO in February 2010 with respect to the January through April 2008 period of performance, and our inability to obtain assurances to the contrary, we concluded that we can no longer reliably estimate the fees to be awarded. Accordingly, we reversed the remaining balance of accrued award fees of approximately $112 million that had previously been estimated as earned and recognized as revenue during the period from May 1, 2008 through December 31, 2009.  If our next award fee letter has performance scores and award rates at levels for which we receive an award, our revenues and earnings will increase accordingly.

DCAA Audit Issues

The negotiation, administration and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to government administrative contracting officers who administer our contracts.  The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation, compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the administrative contracting officer. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the administrative contracting officer.  KBR is permitted to respond to these documents and provide additional support. At December 31, 2009, the Company has open Form 1’s from DCAA recommending suspension of payments totaling approximately $289 million associated with our contract costs incurred in prior years, of which approximately $152 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $106 million from our subcontractors under the payment terms of those contracts. In addition, we have recently received demand letters from our customer requesting that we remit a total of $121 million of disapproved costs to which we have not yet responded. We continue to work with our administrative contracting officers, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Claims.

We self-disallow costs that are expressly not allowable or allocable to government contracts per the relevant regulations. Our revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Security.  In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments.  In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods.   At that time, the Army withheld an additional $22 million in payments from us bringing the total payments withheld to approximately $42 million as of December 31, 2009 out of the Form 1 notices issued to date of $103 million.

The Army indicated that they believe our LogCAP III contract prohibits us and our subcontractors from billing costs of privately acquired security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit us or any of our subcontractors from using private security services to provide force protection to KBR or subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it.  Further, we have not paid our subcontractors any additional compensation for security services.  Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by us or our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

 In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer.  In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals (“ASBCA”) to recover the initial $20 million withheld from us, and that appeal is currently stayed pending discussions with the Department of Justice (“DOJ”) as further described below.

This matter is also the subject of an ongoing investigation by the Department of Justice (“DOJ”) for possible violations of the False Claims Act.  We are cooperating fully with this investigation and are currently engaged in discussions of the possibility of seeking an acceptable resolution of this matter.  We believe these sums were properly billed under our contract with the Army.  At this time, we believe the likelihood that a loss related to this matter has been incurred is remote.  We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information.  We have not received a final determination by the DCMA and continue to provide information as requested by the DCMA. As of December 31, 2009, approximately $30 million of costs have been suspended under Form 1 notices related to this matter of which $28 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  Since 2007, the DCAA has sent Form 1 notices totaling $120 million suspending costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. As of December 31, 2009, we filed claims in the U.S. Court of Federal Claims to recover $57 million of amounts withheld from us by the customer.  With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2009, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.  As of December 31, 2009, we had withheld $70 million in payments from our subcontractors pending the resolution of these matters with our customer.

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

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act.  Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers.  There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General.  As of December 31, 2009, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue.  The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued.  At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued.  We will continue to work with our customer to resolve this matter.

Construction services. During the third quarter of 2009, we received a Form 1 notice from the DCAA disapproving approximately $26 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma.  The DCAA claims the costs billed to the U.S. Navy primarily related to subcontracts costs that were either inappropriately bid, included unallowable profit markup or were unreasonable.  We believe we undertook adequate and reasonable steps to ensure that bidding procedures were followed and documented and that the amounts billed to the customer were reasonable and justified.  As of December 31, 2009, we believe that the likelihood of further loss in excess of the amount accrued related to these claims is remote.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

Export Compliance.  We identified and reported to the U.S. Departments of State and Commerce numerous exports of materials, including personal protection equipment such as night vision goggles, body armor and chemical protective suits that possibly were not in accordance with the terms of our export license or applicable regulations.  In October 2009 the Department of Commerce responded by warning us that it believed that the disclosed conduct constituted violations, but that the facts and circumstances were such that it would not seek penalties.  In December 2009, we received a letter from the Department of State acknowledging our voluntary disclosures and closing the case without taking action to impose a civil penalty.  The Department of State recommended actions to strengthen our compliance processes and procedures.  We will continue to work with them on strengthening our compliance.

McBride Qui Tam suit.  In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which is currently in the discovery process.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of December 31, 2009, no amounts have been accrued.

Godfrey Qui Tam suit.  In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract.  As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations.  In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit.  In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims.  We filed motions to dismiss and to compel arbitration which were granted on March 13, 2008 for all counts except as to the employment issues which were sent to arbitration.  The relator has filed an appeal and our position was upheld at the Appellate Court level as of January 6, 2010.  We are unable to determine the likely outcome at this time with regard to the remaining employment issues sent to arbitration.  No amounts have been accrued and we cannot determine any reasonable estimate of loss that may have been incurred, if any.

ASCO settlement.  In 2003, Associated Construction Company WLL (ASCO) was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract.  In 2008, a jury in Texas returned a verdict against KBR awarding ASCO damages of $39 million with the court to determine attorney’s fees and interest.  In the fourth quarter of 2008, we negotiated a final settlement with ASCO in the amount of $22 million, of which we had previously concluded that $5 million was probable of reimbursement from our customer.  In the third quarter of 2009, we obtained approval from the customer to bill the entire $22 million resulting in the recognition of an additional $17 million of revenue.

First Kuwaiti Trading Company arbitration.  In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract.  First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million.  We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.”  First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $134 million as of December 31, 2009.  This matter is in the early stages of the arbitration process.  No amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.  TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004.  TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors.  In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government.  Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services.  TES filed a suit to overturn that settlement and release, claiming that KBR misrepresented the facts.  The trial was completed in June 2009.  In January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005.  As of December 31, 2009, we accrued the full amount of the damages and interest awarded to TES and continue to assess the merits of an appeal of the order.  The court ruled in our favor relating to the breach of contract and tortious interference claims.

Electrocution litigation. During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers. One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum. It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend these matters. KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed. The plaintiffs voluntarily have dismissed one suit. The court has issued a stay in the discovery of the other case.  The stay is pending an appeal of certain pre-trial motions to dismiss that were previously denied. Hearings on the appeal are expected to occur in the first half of 2010. We are unable to determine the likely outcome of the remaining case at this time. As of December 31, 2009, no amounts have been accrued.

Burn Pit litigation.  KBR has been served with 43 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract.  Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons.  The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated.  All of the pending cases have been removed to Federal Court and will be consolidated for multi-district litigation treatment.  We intend to vigorously defend these matters.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, nor estimate the amounts of potential loss, if any.

Convoy Ambush Litigation.  In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR.  In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and injured or killed.  The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone.  In September 2006, the case was dismissed based upon the court’s ruling that it lacked jurisdiction because the case presented a non-justiciable political question.  Subsequently, three additional suits were filed, arising out of insurgent attacks on other convoys that occurred in 2004 and were likewise dismissed as non-justiciable under the Political Question Doctrine.

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court.  In July 2008, the Court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine.  In February 2010, the court ruled in favor of the plaintiffs, denying our motions to dismiss the case.  The cases are set to proceed with trial in May 2010.  We are unable to determine the likely outcome of these cases at this time. As of December 31, 2009, no amounts have been accrued nor can we estimate the amount of potential loss, if any.

Other Matters

Claims. Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. Our unapproved claims for costs incurred under various government contracts totaled $113 million at December 31, 2009 and $73 million at December 31, 2008.  The unapproved claims at December 31, 2009 include approximately $59 million primarily the result of the de-obligation of 2004 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed above, primarily Dining Facilities.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.  The unapproved claims outstanding at December 31, 2009 are considered to be probable of collection and have been recognized as revenue.

Legal Proceedings

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid their first five installments totaling $240 million to the DOJ and $177 million to the SEC as of December 31, 2009, and such payments totaling $417 million have been reflected in the accompanying statement of cash flows as noncash operating activities in 2009.  We have paid $12 million related to our portion of the settlement agreement.

At December 31, 2009, the remaining obligation to the DOJ of $150 million has been classified on our consolidated balance sheet in “Other current liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $143 million has been classified on our consolidated balance sheet in “Other current assets.”

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

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. We received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  Additionally, the MoD has indicated that it does not believe it will debar KBR LLC or any related KBR entities under its regulations.  However, this decision is currently the subject of a threatened legal challenge in the U.K. Although no formal proceedings have been issued to date, it is too early to make a judgment as to the risk of debarment from MoD contracting.  Although we do not believe we will be suspended or debarred of our ability to contract with other governmental agencies of the United States or any other foreign countries, suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

We are aware that the U.K. Serious Fraud Office (“SFO”) is conducting an investigation of activities conducted by current or former employees of MWKL regarding the Bonny Island project.  Violations of corruption laws in the U.K. could result in fines, restitution and confiscation of revenues, among other penalties.  MWKL has informed the SFO that it intends to self report corporate liability for corruption-related offenses arising out of the Bonny Island project and expects to enter into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales.  MWKL is in the process of responding to inquiries and providing information as requested by the SFO.  As a result of the unique factors associated with this matter and in light of MWKL’s cooperation, the SFO has confirmed it is prepared to treat MWKL as making an early self report in accordance with the SFO’s guidelines.  Whether the SFO pursues criminal prosecution or civil recovery, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed will depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.  Our indemnity from Halliburton under the master separation agreement with respect to MWKL is limited to our 55% beneficial ownership in MWKL.  Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position.

Investigations by other foreign governmental authorities are continuing.  At this time, other than the claims being considered by the SFO discussed above, no claims by governmental authorities in foreign jurisdictions have been asserted.  Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.  We currently do not have sufficient information to estimate any liability related to ongoing investigations.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing.  Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us.  Accordingly, we have ceased the receipt of services from and payment of fees to these agents.  Fees for these agents are included in the total estimated cost for these projects at their completion.  In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us.  In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations.  As of December 31, 2009, agent fees of approximately $89 million are included in our estimated costs for various projects.  We will make no payments to these agents until we are assured that any payment complies with all applicable laws.  In addition, we will vigorously defend ourselves against any claims for payment from such agents.

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

Derivative Class Action Lawsuits

In the second quarter of 2009, two shareholder derivative lawsuits were filed in the District Court of Harris County, Texas, against certain current and former officers and directors of Halliburton and KBR.  The complaints alleged, among other things, lack of internal controls to detect fraud and wrongdoing that lead to the bribing of Nigerian officials and violation of the FCPA, repeated overcharging of the government for its services under federal government contracts, acceptance of illegal kickbacks and fraud as well as violation of various other environmental and human rights laws.  Most of the purported allegations stemmed from activities relating to the DOJ’s and SEC’s FCPA investigations in Nigeria.  Both complaints sought unspecified compensatory damages on behalf of Halliburton and/or KBR, interest, and an award of attorney’s fees, expert’s fees, costs and other expenses of litigation.  The allegations concern events the vast majority of which occurred prior to the formation of KBR, Inc. or the appointment of its officers and directors.  During January of 2010, the plaintiffs replead their claims and consolidated the suits in response to our objections.  Neither KBR nor its directors were named in the new consolidated complaint.  We consider this matter to now be closed.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 25, 2010

KBR, Inc.

Consolidated Statements of Income
(In millions, except for per share data)

	Years ended December 31
	2009	2008	2007
Revenue:
Services	$12,060	$11,493	$8,642
Equity in earnings of unconsolidated affiliates, net	45	88	103
Total revenue	12,105	11,581	8,745
Operating costs and expenses:
Cost of services	11,348	10,820	8,225
General and administrative	217	223	226
Impairment of goodwill	6	—	—
Gain on disposition of assets, net	(2)	(3)	—
Total operating costs and expenses	11,569	11,040	8,451
Operating income	536	541	294
Interest income (expense), net	(1)	35	62
Foreign currency gains (losses), net	—	(8)	(15)
Other non-operating income (expense)	(3)	—	1
Income from continuing operations before income taxes and noncontrolling interests	532	568	342
Provision for income taxes	(168)	(212)	(138)
Income from continuing operations, net of tax	364	356	204
Income from discontinued operations, net of tax benefit (provision) of $0, $11, and $(109)	—	11	132
Net income	364	367	336
Less: Net income attributable to noncontrolling interests	(74)	(48)	(34)
Net income attributable to KBR	$290	$319	$302
Reconciliation of net income attributable to KBR common shareholders:
Continuing operations	$290	$308	$182
Discontinued operations, net	—	11	120
Net income attributable to KBR	$290	$319	$302
Basic income per share (1):
Continuing operations – Basic	$1.80	$1.84	$1.08
Discontinued operations, net – Basic	—	0.07	0.71
Net income attributable to KBR per share – Basic	$1.80	$1.91	$1.79
Diluted income per share (1):
Continuing operations - Diluted	$1.79	$1.84	$1.08
Discontinued operations, net – Diluted	—	0.07	0.71
Net income attributable to KBR per share – Diluted	$1.79	$1.90	$1.78
Basic weighted average common shares outstanding	160	166	168
Diluted weighted average common shares outstanding	161	167	169
Cash dividends declared per share (See Note 13)	$0.20	$0.20	$—
_________________________
(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Balance Sheets
(In millions except share data)

	December 31
	2009	2008
Assets
Current assets:
Cash and equivalents	$941	$1,145
Receivables:
Accounts receivable, net of allowance for bad debts of $26 and $19	1,243	1,312
Unbilled receivables on uncompleted contracts	657	835
Total receivables	1,900	2,147
Deferred income taxes	192	107
Other current assets	608	743
Total current assets	3,641	4,142
Property, plant, and equipment, net of accumulated depreciation of $264 and $224	251	245
Goodwill	691	694
Intangible assets, net	58	73
Equity in and advances to related companies	164	185
Noncurrent deferred income taxes	120	167
Noncurrent unbilled receivables on uncompleted contracts	321	134
Other assets	81	244
Total assets	$5,327	$5,884
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,045	$1,387
Due to former parent, net	53	54
Advance billings on uncompleted contracts	407	519
Reserve for estimated losses on uncompleted contracts	40	76
Employee compensation and benefits	191	320
Other current liabilities	552	680
Current liabilities related to discontinued operations, net	3	7
Total current liabilities	2,291	3,043
Noncurrent employee compensation and benefits	469	403
Other noncurrent liabilities	106	333
Noncurrent income tax payable	43	34
Noncurrent deferred tax liability	122	37
Total liabilities	3,031	3,850

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,686,531 and 170,125,715 shares issued, and 160,363,830 and 161,725,715 shares outstanding	—	—
Paid-in capital in excess of par	2,103	2,091
Accumulated other comprehensive loss	(444)	(439)
Retained earnings	854	596
Treasury stock, 10,322,701 shares and 8,400,000 shares, at cost	(225)	(196)
Total KBR shareholders’ equity	2,288	2,052
Noncontrolling interests	8	(18)
Total shareholders’ equity	2,296	2,034
Total liabilities and shareholders’ equity	$5,327	$5,884

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Comprehensive Income
(In millions)

	Years ended December 31
	2009	2008	2007
Net income	364	367	336
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	18	(117)	(11)
Pension liability adjustments, net of taxes of $(5), $(85) and $116	(15)	(226)	178
Other comprehensive gains (losses) on investments and derivatives:
Unrealized gains (losses) on derivatives	(3)	(1)	1
Reclassification adjustments to net income	1	(1)	(4)
Income tax benefit (provision) on derivatives	—	1	1
Comprehensive income	365	23	501
Less: Comprehensive income attributable to noncontrolling interests	(80)	(21)	(30)
Comprehensive income attributable to KBR	285	2	471

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31
	2009	2008	2007
Balance at January 1,	$2,034	$2,235	$1,829
Stock-based compensation	17	16	11
Intercompany stock-based compensation	—	—	1
Cumulative effect of initial adoption of accounting for uncertainty in income taxes	—	—	(10)
Cumulative effect of initial adoption of accounting for defined benefit pension and other postretirement plans	—	(1)	—
Common stock issued upon exercise of stock options	2	3	6
Tax benefit increase (decrease) related to stock-based plans	(7)	2	11
Settlement of taxes with former parent	—	—	(17)
Dividends declared to shareholders	(32)	(41)	—
Repurchases of common stock	(31)	(196)	—
Issuance of ESPP shares from treasury stock	2	—	—
Distributions to noncontrolling shareholders, net	(54)	(21)	(42)
Acquisition of noncontrolling interests related to purchase of BE&K	—	2	—
Disposal of noncontrolling interests related to sale of DML	—	—	(50)
Tax adjustments to noncontrolling interests	—	12	(5)
Comprehensive income	365	23	501
Balance at December 31,	$2,296	$2,034	$2,235

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Cash Flows
 (In millions)

	Years ended December 31
	2009	2008	2007

Cash flows from operating activities:
Net income	$364	$367	$336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55	49	41
Equity in earnings of unconsolidated affiliates	(45)	(88)	(103)
Deferred income taxes	65	88	(27)
Gain on sale of assets	—	—	(216)
Impairment of goodwill	6	—	—
Other	14	28	27
Changes in operating assets and liabilities:
Receivables	107	(124)	(143)
Unbilled receivables on uncompleted contracts	156	(45)	264
Accounts payable	(355)	214	(92)
Advance billings on uncompleted contracts	(98)	(315)	11
Accrued employee compensation and benefits	(129)	(40)	57
Reserve for loss on uncompleted contracts	(37)	(41)	(62)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(18)	68	(35)
Distributions of earnings from unconsolidated affiliates	54	121	131
Other assets	(264)	(149)	(29)
Other liabilities	89	(9)	88
Total cash flows provided by (used in) operating activities	(36)	124	248
Cash flows from investing activities:
Capital expenditures	(41)	(37)	(43)
Sales of property, plant and equipment	—	7	3
Acquisition of businesses, net of cash acquired	—	(526)	—
Dispositions of businesses, net of cash	—	—	334
Proceeds from sale of investments	32	—	—
Other investing activities	—	—	(1)
Total cash flows provided by (used in) investing activities	(9)	(556)	293
Cash flows from financing activities:
Payments to former parent, net	—	—	(120)
Payments on long-term borrowings	—	—	(7)
Payments to reacquire common stock	(31)	(196)	—
Net proceeds from issuance of stock	2	3	6
Excess tax benefits from stock-based compensation	(7)	2	6
Payments of dividends to shareholders	(32)	(25)	—
Distributions to noncontrolling shareholders, net	(54)	(28)	(35)
Cash collateralization of letters of credit, net	(44)	—	—
Total cash flows used in financing activities	(166)	(244)	(150)

Effect of exchange rate changes on cash	7	(40)	9
Increase (decrease) in cash and equivalents	(204)	(716)	400
Cash and equivalents at beginning of period	1,145	1,861	1,461
Cash and equivalents at end of period	$941	$1,145	$1,861
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$5	$4
Cash paid for income taxes (net of refunds)	$166	$200	$229
Noncash operating activities
Other assets (see Note 11)	$417	$(559)	$—
Other liabilities (see Note 11)	$(417)	$579	$—

See accompanying notes to consolidated financial statements.

KBR, Inc.

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. We offer a wide range of services through six business units: Government and Infrastructure (“G&I”), Upstream, Services, Downstream, Technology and Ventures. See Note 7 for financial information about our reportable business segments.

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

We have evaluated subsequent events for potential recognition or disclosure in the financial statements through our Form 10-K issuance date of February 25, 2010.

Note 2.  Significant Accounting Policies

Principles of consolidation

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

Use of estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, requiring us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Engineering and construction contracts

Revenue from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress, man-hours, or costs incurred, depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances. All known or anticipated losses on contracts are provided for in the period they become evident. Claims and change orders that are in the process of being negotiated with customers for extra work or changes in the scope of work are included in contract value when collection is deemed probable. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled time. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.

Accounting for government contracts

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

We recognize award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% of the total amount of possible award fees, as a result of the rate of actual award fees received in that year.  In 2008, based on our assessments of monthly non-binding customer evaluations of our performance and the request from our customer to take corrective actions related to our electrical work and the corrective actions that we did take in accordance with a plan agreed with our customer, we reduced our award fee accrual rate from 80% to 72% of the total possible award fees for the performance period beginning in April 2008 resulting in a charge of approximately $5 million in the fourth quarter of 2008.  We continued to use 72% as our accrual rate thereafter.  No Award Fee Evaluation Boards have been held for our Iraq based work on LogCAP III since the June 2008 meeting, which evaluated our performance for the period of January 2008 through April 2008.

On February 19, 2010, KBR was notified by the AFDO that a determination had been made regarding the Company’s performance for the period January 1, 2008 to April 30, 2008 in Iraq. The notice stated that based on information received from various Department of Defense individuals and organizations after the date of the evaluation board in June 2008, the AFDO made a unilateral decision to grant no award fees for the period from January 1 to April 30, 2008.  The AFDO found that KBR’s failure to document the poor conditions of the electrical system at the Radwaniyah Palace complex, KBR’s failure to provide notice of unsafe life, health and safety conditions and KBR’s failure to employ qualified personnel to provide electrical services under task orders 139 and 151 across the KBR areas of responsibility are failures to perform at a level deserving of an award fee payment for the evaluated period January 1, 2008 through April 30, 2008. While we disagree with the findings of the AFDO, we have not yet been provided with all of the specific information used by the AFDO to reach his decision. We intend to request access to all information used by the AFDO in reaching his unilateral decision so that we are able to understand how he arrived at his conclusions, and to determine whether there are additional actions that we might take.

As a result of the AFDO’s adverse determination, we reversed approximately $20 million of award fees that had previously been estimated as earned and recognized as revenue for that period of performance. In addition, we re-evaluated our assumptions used in the award fee estimation process related to the remainder of the open performance periods from May 1, 2008 through December 31, 2009. Those estimates were also based on our historic experience, and assumed that award fees would continue to be determined in large part on scores from non-binding monthly evaluations made by our customers in the field of operations. These scores were largely very good to excellent during the open performance periods.  However, in light of the discretionary actions of the AFDO in February 2010 with respect to the January through April 2008 period of performance, and our inability to obtain assurances to the contrary, we concluded that we can no longer reliably estimate the fees to be awarded.  Accordingly, we reversed the remaining balance of accrued award fees of approximately $112 million that had previously been estimated as earned and recognized as revenue during the period from May 1, 2008 through December 31, 2009.  If our next award fee letter has performance scores and award rates at levels for which we receive an award, our revenues and earnings will increase accordingly.

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

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash from advanced payments related to contracts in progress held by our joint ventures that we consolidate for accounting purposes. The use of these cash balances are limited to the joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $236 million and $175 million at December 31, 2009 and 2008, respectively.

Included in “Other current assets” and “Other assets” at December 31, 2009 is restricted cash in the amounts of $35 million and $11 million, respectively.  Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit.

Allowance for bad debts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.

Goodwill and other intangibles

We operate our business through six business units which are also our operating segments as defined by FASB ASC 280 – Segment Reporting.  These operating segments form the basis for our reporting units used in our goodwill impairment testing.  These reporting units include the Upstream, Downstream, Services, Government & Infrastructure, Technology, and Ventures business units.  Additionally, in 2008 we identified an additional reporting unit related to a small staffing business acquired in the acquisition of BE&K.

We test the reporting unit goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise, such as when significant current or projected operating losses exist or are forecasted.  The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million as a result of our annual goodwill impairment test on September 30, 2009.  The charge was taken against our reporting unit related to the small staffing business acquired in the acquisition of BE&K.  The charge was primarily the result of a decline in the staffing market, the effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this reporting unit that were identified through the course of our annual planning process.  As of December 31, 2009, goodwill and intangibles for this reporting unit totaled approximately $18 million, including goodwill of $12 million, after recognition of the impairment charge.  Based upon our analysis that we prepared in accordance with FASB ASC 350 – Intangibles—Goodwill and Other, we believe that the reporting unit’s book value of $21 million, include the related goodwill and customer relationship intangible is recoverable.

Our goodwill totaled $691 million and $694 million at December 31, 2009 and 2008, respectively.  The decline in goodwill was due to the impairment charge of $6 million partially offset by $3 million in opening balance sheet adjustments related to our BE&K  and Wabi acquisitions,  translation of the foreign goodwill balances and purchase price adjustments.

Net intangible assets totaled $58 million and $73 million at December 31, 2009 and 2008, respectively.   Our gross and net intangibles balances are presented below:

	At December 31,
(In millions)	2009	2008
Intangibles not subject to amortization	$10	$10
Intangibles subject to amortization	106	106
Total intangibles	116	116

Accumulated amortization of other intangibles	(58)	(43)
Net intangibles	$58	$73

Intangibles subject to amortization are amortized over their estimated useful lives of up to 15 years.  Intangible amortization expense was $15 million, $11 million and $3 million for the years ended December 31, 2009, 2008 and 2007.  Amortization expense is estimated to be approximately $12 million in 2010, $8 million in 2011, $6 million in 2012, $5 million in 2013, $4 million for 2014 and $13 million thereafter.

Impairments

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for use, the estimated future undiscounted cash flow associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell.  Depreciation or amortization is ceased when an asset is classified as held for sale.

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

Derivative instruments

At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not accounted for as hedges under FASB ASC 815 – Derivatives and Hedging, are adjusted to fair value and such changes are reflected through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative’s change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of income.

Concentration of credit risk

Revenue from the United States government, which was derived almost entirely from our G&I business unit, totaled $5.2 billion, or 43% of consolidated revenue, in 2009, $6.2 billion, or 53% of consolidated revenue, in 2008 and $5.4 billion, or 62% of consolidated revenue in 2007.  Revenue from the Chevron Corporation, which was derived almost entirely from our Upstream business unit, totaled $1.4 billion, or 11% of consolidated revenue, in 2009 and was less than 10% of our consolidated revenues in 2008 and 2007.  No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Our receivables are generally not collateralized. At December 31, 2009 and 2008, receivables related to our United States government contracts were 44% and 45% of our total receivables, respectively.  Receivables from the Chevron Corporation represented 7% of our total receivables at December 31, 2009.

Noncontrolling interest

Noncontrolling interest in consolidated subsidiaries in our consolidated balance sheets principally represents noncontrolling shareholders’ proportionate share of the equity in our consolidated subsidiaries. Noncontrolling interest in consolidated subsidiaries is adjusted each period to reflect the noncontrolling shareholders’ allocation of income, or the absorption of losses by noncontrolling shareholders on certain majority-owned, controlled investments where the noncontrolling shareholders are obligated to fund the balance of their share of these losses.

Foreign currency translation

Our foreign entities for which the functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates, and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and expenses associated with non-monetary balance sheet accounts which are translated at historical rates.  Adjustments resulting from these translations are recognized in income.  Our foreign entities for which the functional currency is not the United States dollar translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction gains or losses are recognized in income in the year of occurrence.

Stock-based compensation

We apply the fair value recognition provisions of FASB ASC 718-10 for share-based payments to account for and report equity-based compensation.  FASB ASC 718-10 requires equity-based compensation expense to be measured based on the grant-date fair value of the award.  For performance-based awards, compensation expense is measured based on the grant-date fair value of the award and the fair value of that award is remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period or the vesting period are recognized as compensation cost on a straight line basis over that period.  Compensation expense was recognized for restricted stock awards.

The grant-date fair value of employee share options is estimated using option-pricing models.  If an award is modified after the grant date, incremental compensation cost is recognized immediately before the modification.  The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as addition to paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statement of cash flows as financing cash inflows.

Total stock-based compensation expense was $17 million in 2009, $16 million in 2008 and $11 million in 2007.  Total income tax benefit recognized in net income for stock-based compensation arrangements was $6 million in 2009, $5 million in 2008 and $4 million in 2007. Incremental compensation cost resulting from modifications of previously granted stock-based awards which allowed certain employees to retain their awards after leaving the company was $1 million in 2009, and less than $1 million in 2008 and 2007. In 2007, we also recognized less than $1 million in incremental compensation cost from modifications of previously granted stock-awards due to the conversion of Halliburton stock options and restricted stock awards granted to KBR employees to KBR awards of stock options and restricted stock, after our separation from Halliburton on April 5, 2007.  Effective upon our complete separation from Halliburton, the Halliburton ESPP plan was terminated to KBR employees. Halliburton shares previously purchased under the ESPP plan remained Halliburton common stock and did not convert to KBR common stock at the date of separation. See Note 17 for details related to transactions with our former parent.

Excess tax benefits realized from the exercise of stock-based compensation awards decreased by $7 million for 2009, and increased by $2 million and $6 million for 2008 and 2007, respectively, which has been recognized as paid-in capital in excess of par.  See Note 14 for detailed information on stock-based compensation and incentive plans.

Additional Balance Sheet Information

Included in “Other current assets” on our Consolidated Balance Sheets were advances to subcontractors of approximately $200 million in 2009 and $120 million in 2008.  Included in “Other current liabilities” on our Consolidated Balance Sheets were retainage payables to subcontractors of approximately $217 million in 2009 and $120 million in 2008.

Correction of errors

During the fourth quarter of the fiscal year ended December 31, 2009, we corrected errors, originating in periods prior to the fourth quarter, resulting in a decrease to net income for the quarter of approximately $12 million, net of tax of $6 million.  The majority of these errors related to legal fees incurred on certain ongoing lawsuits that were improperly recorded as revenues pursuant to the reimbursable LogCAPIII contract and in billed and unbilled receivables.  These legal costs and other adjustments should have been recorded in our income statements in each of the quarters during the three year period ended December 31, 2009.  We evaluated the cumulative errors on both a quantitative and qualitative basis under the guidance of FASB ASC 250 – Accounting Changes and Error Corrections.  We determined that the cumulative impact of these errors did not affect the trend of net income, cash flows, or liquidity and therefore did not have a material impact to previously issued consolidated financial statements for the fiscal years ended December 31, 2007 and 2008.  Additionally, we determined our consolidated financial statements for the fiscal year ended December 31, 2009 and for each of the previously issued quarters in 2009 were not materially impacted by these error corrections.

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

Millions of Shares	2009	2008	2007
Basic weighted average common shares outstanding	160	166	168
Stock options and restricted shares	1	1	1
Diluted weighted average common shares outstanding	161	167	169

For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities was approximately $2 million, or $0.01 per share, for the fiscal years 2009, 2008 and 2007.   The diluted earnings per share calculation did not include 2.0 million, 0.8 million, and 0.5 million antidilutive weighted average shares for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In accordance with FASB ASC 805 – Business Combinations, (“ASC 805”), the acquisition was accounted for using the purchase method. For accounting purposes, the purchase consideration paid was approximately $559 million, which included $550 million in cash paid at closing and $7 million in cash paid related to stockholder’s equity based purchase price adjustments, and $2 million of direct transaction costs. We conducted an external valuation of certain acquired assets for inclusion in our balance sheet at the date of acquisition. Long-lived assets such as property, plant and equipment largely reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets. In addition, assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

Our allocation of the purchase price to the fair value of the major assets acquired and liabilities assumed at the date of acquisition which has been adjusted to reflect the agreed upon stockholder’s equity and final asset valuation adjustments. Adjustments primarily related to the estimates used in the opening balance sheet valuation for certain intangibles, accounts receivables, accounts payables and other assets and liabilities, as well as the settlement of escrow obligations.  In 2009, we decreased goodwill related to BE&K by approximately $7 million due to an impairment charge of $6 million and purchase price allocation adjustments of $1 million related to the completion of our BE&K asset valuation.

Goodwill related to the BE&K acquisition was allocated among our business segments and we currently have  $371 million recognized in Services, $50 million in Other and $6 million in our Government & Infrastructure segments.  The intangible assets recognized apart from Goodwill consist primarily of customer relationships, tradename and backlog which are amortized over their estimated remaining life.

Turnaround Group of Texas, Inc.  In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”). TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. The total purchase consideration for this stock purchase transaction was approximately $7 million. As a result of the acquisition, we recognized goodwill of $5 million and other intangible assets of $2 million.  Beginning in April 2008, TGI’s results of operations were included in our Services business unit.

Catalyst Interactive.  In April 2008, we acquired 100% of the outstanding common stock of Catalyst Interactive, an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. The total purchase consideration for this stock purchase transaction was approximately $5 million. As a result of the acquisition, we recognized goodwill of approximately $3 million and other intangible assets of approximately $2 million. Beginning in April 2008, Catalyst Interactive’s results of operations were included in our Government & Infrastructure business unit.

Wabi Development Corporation. In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. As a result of the acquisition, we initially recognized goodwill of $3 million and other intangible assets of $5 million.  In 2009, we made adjustments primarily related to the estimates used in the opening balance sheet valuation for certain accounts receivables resulting in goodwill of approximately $5 million.  Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi provides maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico.  The integration of Wabi into our Services business provides additional growth opportunities for our heavy hydrocarbon, forest products, oil sand, general industrial and maintenance services business.

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

Recording of profits and losses on percentage-of-completion contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract value, change orders and claims reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Except in a limited number of projects that have significant uncertainties in the estimation of costs, we do not delay income recognition until projects have reached a specified percentage of completion. Generally, profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.

When calculating the amount of total profit or loss on a percentage-of-completion contract, we include unapproved claims in total estimated contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims in accordance with FASB ASC 605-35 related to accounting for performance of construction-type and certain production-type contracts. Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.

When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. The amounts of unapproved claims and change orders recorded as “Unbilled work on uncompleted contracts” or “Other assets” for each period are as follows:

	Years ended December 31,
Millions of dollars	2009	2008
Probable unapproved claims	$33	$133
Probable unapproved change orders	61	5
Probable unapproved claims related to unconsolidated subsidiaries	—	33
Probable unapproved change orders related to unconsolidated subsidiaries	2	5

As of December 31, 2009, the probable unapproved claims, including those from unconsolidated subsidiaries, primarily related to two contracts.  See Note 10 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are contracts with probable unapproved claims that will likely not be settled within one year totaling $20 million and $130 million at December 31, 2009 and 2008, respectively, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

PEMEX Arbitration.  In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico.  The three contracts were known as Engineering, Procurement and Construction (“EPC”) 1, EPC 22 and EPC 28.  All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes.  PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.  We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 and 2005 claiming recovery of damages for EPC 22 and 28.  We received favorable arbitration awards for EPC 22 and 28 in 2007 and 2008, and subsequently negotiated settlements and received payment from PEMEX in 2008.  In the first quarter of 2008, we recognized a gain of $51 million related to our settlement of EPC 28 with PEMEX.

We filed for arbitration with the ICC in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million.  The EPC 1 arbitration hearings were held in November 2007. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum.  The amount of the award exceeded the book value of our claim receivable resulting in our recognition of a $183 million of operating income and $117 million of net income.  The arbitration award is legally binding and we have filed a proceeding in U.S. Federal Court to recognize the award.  We believe collection of the award is not likely to occur in the next twelve months and therefore, we have classified the amount due from PEMEX for EPC 1 as a long term receivable included in “Noncurrent unbilled receivable on long term contracts” as of December 31, 2009.

Escravos Project.  In July 2007, we and our joint venture partner modified the contract terms and conditions converting the project from a fixed-price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006.  The unamortized balance of the charge of $34 million is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets.  “Advanced billings on uncompleted contracts” related to this project was $20 million and $1 million at December 31, 2009 and 2008, respectively.

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

Other Projects.  Our unconsolidated joint ventures in our gas monetization operations include the results of three major LNG projects which had significant activity during 2009.  We incurred additional costs due to equipment failures, subcontractor claims and schedule delays related to these projects, all of which are now commercially operational.  As a result, “Equity in earnings (loss) of unconsolidated subsidiaries, net” includes net losses of $49 million for the year ended December 31, 2009 for these projects.

Note 6.  Dispositions

Devonport Management Limited.  On June 28, 2007, we consummated the sale of our 51% ownership interest in DML for cash proceeds of approximately $345 million, net of direct transaction costs, resulting in a gain of approximately $101 million, net of tax of $115 million. Our DML operations were part of our G&I business unit.  See Note 20 (Discontinued Operations).

Note 7.  Business Segment Information

We provide a wide range of services, but the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations.

Our reportable segments are consistent with the financial information that our chief executive officer (“CEO”), who is our chief operating decision maker, reviews to evaluate operating performance and make resource allocation decisions. Our reportable segments are Government and Infrastructure, Upstream and Services. Our segment information has been prepared in accordance with FASB ASC 280 – Segment Reporting.

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

Services.  Our Services business unit delivers full scope engineering, construction, construction management, fabrication, maintenance, and turnaround expertise to customers worldwide.  Our experience is broad and based on 90 years of successful project realization beginning with the founding of legacy company Brown & Root in 1919.  With the acquisition of BE&K, our market reach has expanded and now includes power, power cogeneration, pulp and paper, industrial and manufacturing, and pharmaceutical industries in addition to our base markets in the oil, gas, oil sands, petrochemicals and hydrocarbon processing industries.  We provide commercial building construction services to education, food and beverage, healthcare, hospitality and entertainment, life science and technology, and mixed use building clients through our Building Group.  KBR Services and its joint venture partner offer maintenance, small capital construction, and drilling support services for offshore oil and gas producing facilities in the Bay of Campeche through the use of semisubmersible vessels.

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

The tables below present information on our business segments.

Operations by Business Segment

	Years ended December 31
Millions of dollars	2009	2008	2007

Revenue:
Government and Infrastructure	$5,879	$6,938	$6,093
Upstream	3,330	2,682	1,887
Services	2,266	1,373	322
Other	630	588	443
Total	$12,105	$11,581	$8,745

Operating segment income:
Government and Infrastructure	$141	$332	$279
Upstream	406	262	188
Services	144	110	56
Other	73	68	17
Operating segment income (a)	764	772	540
Unallocated amounts:
Labor cost absorption (b)	(11)	(8)	(20)
Corporate general and administrative	(217)	(223)	(226)
Total	$536	$541	$294

Capital Expenditures:
Government and Infrastructure	$9	$11	$3
Upstream	—	—	4
Services	4	4	—
Other	2	1	—
General corporate	26	21	29
Total (c)	$41	$37	$36

Equity in earnings (losses) of unconsolidated affiliates, net:
Government and Infrastructure	$27	$47	$47
Upstream	(31)	25	49
Services	28	20	18
Other	21	(4)	(11)
Total	$45	$88	$103

Depreciation and amortization:
Government and Infrastructure	$5	$5	$3
Upstream	—	1	1
Services	20	10	1
Other	3	3	2
General corporate (d)	27	30	24
Total (e)	$55	$49	$31
_______________________
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

(c)
Capital expenditures does not include $7 million related to the discontinued operations of DML for the year ended December 31, 2007.  We sold our 51% interest in DML in June 2007.  See Note 20 to the consolidated financial statements for further information.

(d)	Depreciation and amortization associated with corporate assets is allocated to our six operating segments for determining operating income or loss.

(e)	Depreciation and amortization expense does not include $10 million of expenses related to the discontinued operation of DML for the year ended December 31, 2007.

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

Balance Sheet Information by Operating Segment

	December 31
Millions of dollars	2007	2008

Total assets:
Government and Infrastructure	$2,462	$2,668
Upstream	1,659	2,125
Services	715	599
Other	491	492
Total assets	$5,327	$5,884

Equity in/advances to related companies:
Government and Infrastructure	$8	$8
Upstream	7	53
Services	30	47
Other	119	77
Total	$164	$185

Goodwill:
Government and Infrastructure	$32	$31
Upstream	159	159
Services	404	397
Other	96	107
Total	$691	$694

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

	Years ended December 31
Millions of dollars	2009	2008	2007

Revenue:
United States	$2,550	$1,761	$961
Iraq	4,239	5,033	4,329
Africa	2,260	1,538	1,034
Other Middle East	1,224	1,337	1,123
Asia Pacific (includes Australia)	624	719	467
Europe	607	815	660
Other	601	378	171
Total	$12,105	$11,581	$8,745

	December 31
Millions of dollars	2009	2008

Long-Lived Assets:
United States	$141	$151
United Kingdom	42	34
Other Countries	68	60
Total	$251	$245
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

Property, plant and equipment are composed of the following:

	Estimated Useful	December 31
Millions of dollars	Lives in Years	2009	2008

Land	N/A	$31	$30
Buildings and property improvements	5-44	203	185
Equipment and other	3-20	281	254
Total		515	469
Less accumulated depreciation		(264)	(224)
Net property, plant and equipment		$251	$245

Note 9.  Debt and Other Credit Facilities

On November 3, 2009, we entered into a new syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing our previous facility, which was terminated when we entered into the new Revolving Credit Facility.  The Revolving Credit Facility will be used for working capital and letters of credit for general corporate purposes and expires in November 2012.  While there is no sublimit for letters of credit under this facility, letters of credit fronting commitments at December 31, 2009 totaled $830 million and was expanded in January 2010 to $880 million, which we would seek to expand if necessary.  Amounts drawn under the Revolving Credit Facility will bear interest at variable rates based either on the London interbank offered rate plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or the London interbank offered rate plus 1%.  The Revolving Credit Facility provides for fees on the undrawn amounts of letters of credit issued under the Revolving Credit Facility of 1.5% for performance and commercial letters of credit and 3% for all others.  We are also charged an issuance fee of 0.05% for the issuance of letters of credit, a per annum commitment fee of 0.625% for any unused portion of the credit line, and a per annum fronting commitment fee of 0.25%.  As of December 31, 2009 and 2008, there were zero borrowings/cash drawings and $371 million and $510 million, respectively, in letters of credit issued and outstanding under the applicable facilities.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders equity attributable to the sale of equity securities.

The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional liens and sales of our assets, as well as limiting the amount of investments we can make.  The Revolving Credit Facility also permits us, among other things, to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million in the aggregate and to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million.  Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

Letters of credit

In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.5 billion in committed and uncommitted lines of credit to support letters of credit and as of December 31, 2009, and we had utilized $497 million of our credit capacity.  We have an additional $289 million in letters of credit issued and outstanding under various Halliburton facilities and are irrevocably and unconditionally guaranteed by Halliburton.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $497 million in letters of credit outstanding on KBR lines of credit was comprised of $371 million issued under our Revolving Credit Facility and $126 million issued under uncommitted bank lines at December 31, 2009.  Of the total letters of credit outstanding, $308 million relate to our joint venture operations and $75 million of the letters of credit have terms that could entitle a bank to require cash collateralization on demand.  Approximately $256 million of the $371 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Halliburton has guaranteed certain letters of credit and surety bonds and provided parent company guarantees primarily related to our financial commitments on certain projects.  We expect to cancel these letters of credit and surety bonds as we complete the underlying projects. Since the separation from Halliburton, we have arranged lines with multiple surety companies for our own standalone capacity.  Since the arrangement of this stand alone capacity, we have been sourcing surety bonds from our own capacity without additional Halliburton credit support.  We agreed to pay Halliburton a quarterly carry charge, which has increased in accordance with our extension provisions, for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. During 2009 we paid an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit, 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton and 0.25% of the outstanding guaranteed surety bonds. Effective January 1, 2010, the annual fee increases to 0.90%, 1.65% and 0.50% of the outstanding performance-related and financial-related outstanding issued letters of credit and the outstanding guaranteed surety bonds, respectively.

Note 10.  United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and the U.S. Army Europe (“USAREUR”) contract.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs.  The LogCAP III customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations.  Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although these criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amounts of award fees are determined at the sole discretion of the ADFO.

We recognize award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% of the total amount of possible award fees, as a result of the rate of actual award fees received in that year.  In 2008, based on our assessments of monthly non-binding customer evaluations of our performance and the request from our customer to take corrective actions related to our electrical work and the corrective actions that we did take in accordance with a plan agreed with our customer, we reduced our award fee accrual rate from 80% to 72% of the total possible award fees for the performance period beginning in April 2008 resulting in a charge of approximately $5 million in the fourth quarter of 2008.  We continued to use 72% as our accrual rate thereafter.  No Award Fee Evaluation Boards have been held for our Iraq based work on LogCAP III since the June 2008 meeting, which evaluated our performance for the period of January 2008 through April 2008.

On February 19, 2010, KBR was notified by the AFDO that a determination had been made regarding the Company’s performance for the period January 1, 2008 to April 30, 2008 in Iraq. The notice stated that based on information received from various Department of Defense individuals and organizations after the date of the evaluation board in June 2008, the AFDO made a unilateral decision to grant no award fees for the period from January 1 to April 30, 2008.  The AFDO found that KBR’s failure to document the poor conditions of the electrical system at the Radwaniyah Palace complex, KBR’s failure to provide notice of unsafe life, health and safety conditions and KBR’s failure to employ qualified personnel to provide electrical services under task orders 139 and 151 across the KBR areas of responsibility are failures to perform at a level deserving of an award fee payment for the evaluated period January 1, 2008 through April 30, 2008. While we disagree with the findings of the AFDO, we have not yet been provided with all of the specific information used by the AFDO to reach his decision. We intend to request access to all information used by the AFDO in reaching his unilateral decision so that we are able to understand how he arrived at his conclusions, and to determine whether there are additional actions that we might take.

As a result of the AFDO’s adverse determination, we reversed approximately $20 million of award fees that had previously been estimated as earned and recognized as revenue for that period of performance.  In addition, we re-evaluated our assumptions used in the award fee estimation process related to the remainder of the open performance periods from May 1, 2008 through December 31, 2009.  Those estimates were also based on our historic experience, and assumed that award fees would continue to be determined in large part on scores from non-binding monthly evaluations made by our customers in the field of operations. These scores were largely very good to excellent during the open performance periods.  However, in light of the discretionary actions of the AFDO in February 2010 with respect to the January through April 2008 period of performance, and our inability to obtain assurances to the contrary, we concluded that we can no longer reliably estimate the fees to be awarded.  Accordingly, we reversed the remaining balance of accrued award fees of approximately $112 million that had previously been estimated as earned and recognized as revenue during the period from May 1, 2008 through December 31, 2009.  If our next award fee letter has performance scores and award rates at levels for which we receive an award, our revenues and earnings will increase accordingly.

DCAA Audit Issues

The negotiation, administration and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to government administrative contracting officers who administer our contracts.  The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation, compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the administrative contracting officer. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the administrative contracting officer.  KBR is permitted to respond to these documents and provide additional support. At December 31, 2009, the Company has open Form 1’s from DCAA recommending suspension of payments totaling approximately $289 million associated with our contract costs incurred in prior years, of which approximately $152 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $106 million from our subcontractors under the payment terms of those contracts. In addition, we have recently received demand letters from our customer requesting that we remit a total of $121 million of disapproved costs to which we have not yet responded. We continue to work with our administrative contracting officers, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Claims.

We self-disallow costs that are expressly not allowable or allocable to government contracts per the relevant regulations. Our revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Security.  In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments.  In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods.   At that time, the Army withheld an additional $22 million in payments from us bringing the total payments withheld to approximately $42 million as of December 31, 2009 out of the Form 1 notices issued to date of $103 million.

The Army indicated that they believe our LogCAP III contract prohibits us and our subcontractors from billing costs of privately acquired security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit us or any of our subcontractors from using private security services to provide force protection to KBR or subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it.  Further, we have not paid our subcontractors any additional compensation for security services.  Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by us or our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.

 In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer.  In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals (“ASBCA”) to recover the initial $20 million withheld from us, and that appeal is currently stayed pending discussions with the Department of Justice (“DOJ”) as further described below.

This matter is also the subject of an ongoing investigation by the Department of Justice (“DOJ”) for possible violations of the False Claims Act.  We are cooperating fully with this investigation and are currently engaged in discussions of the possibility of seeking an acceptable resolution of this matter.  We believe these sums were properly billed under our contract with the Army.  At this time, we believe the likelihood that a loss related to this matter has been incurred is remote.  We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During 2006, we resolved approximately $26 million of the withheld amounts with our contracting officer and payment was received in the first quarter of 2007. In May of 2008, we received notice from the DCMA of their intention to rescind their 2006 determination to allow the $26 million of costs pending additional supporting information.  We have not received a final determination by the DCMA and continue to provide information as requested by the DCMA. As of December 31, 2009, approximately $30 million of costs have been suspended under Form 1 notices related to this matter of which $28 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  Since 2007, the DCAA has sent Form 1 notices totaling $120 million suspending costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. As of December 31, 2009, we filed claims in the U.S. Court of Federal Claims to recover $57 million of amounts withheld from us by the customer.  With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2009, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.  As of December 31, 2009, we had withheld $70 million in payments from our subcontractors pending the resolution of these matters with our customer.

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

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act.  Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers.  There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General.  As of December 31, 2009, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue.  The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued.  At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued.  We will continue to work with our customer to resolve this matter.

Construction services. During the third quarter of 2009, we received a Form 1 notice from the DCAA disapproving approximately $26 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma.  The DCAA claims the costs billed to the U.S. Navy primarily related to subcontracts costs that were either inappropriately bid, included unallowable profit markup or were unreasonable.  We believe we undertook adequate and reasonable steps to ensure that bidding procedures were followed and documented and that the amounts billed to the customer were reasonable and justified.  As of December 31, 2009, we believe that the likelihood of further loss in excess of the amount accrued related to these claims is remote.

 Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

Export Compliance.  We identified and reported to the U.S. Departments of State and Commerce numerous exports of materials, including personal protection equipment such as night vision goggles, body armor and chemical protective suits, that possibly were not in accordance with the terms of our export license or applicable regulations.  In October 2009 the Department of Commerce responded by warning us that it believed that the disclosed conduct constituted violations, but that the facts and circumstances were such that it would not seek penalties.  In December 2009, we received a letter from the Department of State acknowledging our voluntary disclosures and closing the case without taking action to impose a civil penalty.  The Department of State recommended actions to strengthen our compliance processes and procedures.  We will continue to work with them on strengthening our compliance.

McBride Qui Tam suit.  In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which is currently in the discovery process.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of December 31, 2009, no amounts have been accrued.

Godfrey Qui Tam suit.  In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract.  As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations.  In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit.  In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims.  We filed motions to dismiss and to compel arbitration which were granted on March 13, 2008 for all counts except as to the employment issues which were sent to arbitration.  The relator has filed an appeal and our position was upheld at the Appellate Court level as of January 6, 2010.  We are unable to determine the likely outcome at this time with regard to the remaining employment issues sent to arbitration.  No amounts have been accrued and we cannot determine any reasonable estimate of loss that may have been incurred, if any.

ASCO settlement.  In 2003, Associated Construction Company WLL (ASCO) was a subcontractor to KBR in Iraq related to work performed on our LogCAP III contract.  In 2008, a jury in Texas returned a verdict against KBR awarding ASCO damages of $39 million with the court to determine attorney’s fees and interest.  In the fourth quarter of 2008, we negotiated a final settlement with ASCO in the amount of $22 million, of which we had previously concluded that $5 million was probable of reimbursement from our customer, resulting in a net charge of $17 million in 2008.  In the third quarter of 2009, we obtained approval from the customer to bill the entire $22 million resulting in the recognition of an additional $17 million of revenue.

First Kuwaiti Trading Company arbitration.  In April 2008 First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract.  First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million.  We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.”  First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $134 million as of December 31, 2009.  This matter is in the early stages of the arbitration process.    No amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.  TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004.  TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors.  In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government.  Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services.  TES filed a suit to overturn that settlement and release, claiming that KBR misrepresented the facts.  The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005.  As of December 31, 2009, we accrued the full amount of the damages and interest awarded to TES and continue to assess the merits of an appeal of the order.  The court ruled in our favor relating to the breach of contract and tortious interference claims.

Electrocution litigation.  During 2008, two separate lawsuits were filed against KBR alleging that the Company was responsible in two separate electrical incidents which resulted in the deaths of two soldiers.  One incident occurred at Radwaniyah Palace Complex and the other occurred at Al Taqaddum.  It is alleged in each suit that the electrocution incident was caused by improper electrical maintenance or other electrical work.  We intend to vigorously defend these matters.  KBR denies that its conduct was the cause of either event and denies legal responsibility. Both cases have been removed to Federal Court where motions to dismiss have been filed.  The plaintiffs voluntarily have dismissed one suit.  The court issued a stay in the discovery of the other case.  The stay is pending an appeal of certain pre-trial motions to dismiss that were previously denied. Hearings on the appeal are expected to occur in the first half of 2010. We are unable to determine the likely outcome of the remaining case at this time.  As of December 31, 2009, no amounts have been accrued.

Burn Pit litigation.  KBR has been served with 43 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract.  Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons.  The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated.  All of the pending cases have been removed to Federal Court and will be consolidated for multi-district litigation treatment.  We intend to vigorously defend these matters.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, nor estimate the amounts of potential loss, if any.

Convoy Ambush Litigation.  In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR.  In 2005, survivors of the drivers killed and those that were wounded in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed.  The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone.  In September 2006, the case was dismissed based upon the court’s ruling that it lacked jurisdiction because the case presented a non-justiciable political question.  Subsequently, three additional suits were filed, arising out of insurgent attacks on other convoys that occurred in 2004 and were likewise dismissed as non-justiciable under the Political Question Doctrine.

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court.  In July 2008, the Court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine.  In February 2010, the court ruled in favor of the plaintiffs, denying our motions to dismiss the case.  The cases are set to proceed with trial in May 2010.  We are unable to determine the likely outcome of these cases at this time.  As of December 31, 2009, no amounts have been accrued nor can we estimate the amount of potential loss, if any.

Other Matters

Claims.  Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. Included in unbilled receivables in the accompanying balance sheets are unapproved claims for costs incurred under various government contracts totaling $113 million at December 31, 2009 and $73 million at December 31, 2008.  The unapproved claims at December 31, 2009 include approximately $59 million primarily the result of the de-obligation of 2004 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed above primarily Dining Facilities.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.  The unapproved claims outstanding at December 31, 2009 are considered to be probable of collection and have been recognized as revenue.

Note 11.  Other Commitments and Contingencies

Foreign Corrupt Practices Act investigations

On February 11, 2009 KBR LLC, entered a guilty plea related to the Bonny Island investigation in the United States District Court, Southern District of Texas, Houston Division (the “Court”).  KBR LLC pled guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project.  The plea agreement reached with the DOJ resolves all criminal charges in the DOJ’s investigation into the conduct of KBR LLC relating to the Bonny Island project, so long as the conduct was disclosed or known to DOJ before the settlement, including previously disclosed allegations of coordinated bidding. The plea agreement called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the indemnity in the master separation agreement, while we were obligated to pay $20 million.  The criminal penalties are to be paid in quarterly payments over a two-year period ending October 2010.  We also agreed to a period of organizational probation of three years, during which we retain a monitor who assesses our compliance with the plea agreement and evaluate our FCPA compliance program over the three year period, with periodic reports to the DOJ.

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Upstream business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid their first five installments totaling $240 million to the DOJ and $177 million to the SEC as of December 31, 2009, and such payments totaling $417 million have been reflected in the accompanying statement of cash flows as noncash operating activities in 2009.  We have paid approximately $12 million related to our portion of the settlement agreement.

At December 31, 2009, the remaining obligation to the DOJ of $150 million has been classified on our consolidated balance sheet in “Other current liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $143 million has been classified on our consolidated balance sheet in “Other current assets.”

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

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. We received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  Additionally, the MoD has indicated that it does not believe it will debar KBR LLC or any related KBR entities under its regulations.  However, this decision is currently the subject of a threatened legal challenge in the U.K. Although no formal proceedings have been issued to date, it is too early to make a judgment as to the risk of debarment from MoD contracting.  Although we do not believe we will be suspended or debarred of our ability to contract with other governmental agencies of the United States or any other foreign countries, suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

We are aware that the U.K. Serious Fraud Office (“SFO”) is conducting an investigation of activities conducted by current or former employees of MWKL regarding the Bonny Island project.  Violations of corruption laws in the U.K. could result in fines, restitution and confiscation of revenues, among other penalties.  MWKL has informed the SFO that it intends to self report corporate liability for corruption-related offenses arising out of the Bonny Island project and expects to enter into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales.  MWKL is in the process of responding to inquiries and providing information as requested by the SFO.  As a result of the unique factors associated with this matter and in light of MWKL’s cooperation, the SFO has confirmed it is prepared to treat MWKL as making an early self report in accordance with the SFO’s guidelines.  Whether the SFO pursues criminal prosecution or civil recovery, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed will depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.  Our indemnity from Halliburton under the master separation agreement with respect to MWKL is limited to our 55% beneficial ownership in MWKL.  Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position.

Investigations by other foreign governmental authorities are continuing.  At this time, other than the claims being considered by the SFO discussed above, no claims by governmental authorities in foreign jurisdictions have been asserted.  Other foreign governmental authorities could conclude that violations of applicable foreign laws analogous to the FCPA have occurred with respect to the Bonny Island project and other projects in or outside of Nigeria. In such circumstances, the resolution or disposition of these matters, even after taking into account the indemnity from Halliburton with respect to any liabilities for fines or other monetary penalties or direct monetary damages, including disgorgement, that may be assessed by certain foreign governments or governmental agencies against us or our greater than 50%-owned subsidiaries could have a material adverse effect on our business, prospects, results or operations, financial condition and cash flow.  We currently do not have sufficient information to estimate any liability related to ongoing investigations.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing.  Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us.  Accordingly, we have ceased the receipt of services from and payment of fees to these agents.  Fees for these agents are included in the total estimated cost for these projects at their completion.  In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us.  In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations.  As of December 31, 2009, agent fees of approximately $89 million are included in our estimated costs for various projects.  We will make no payments to these agents until we are assured that any payment complies with all applicable laws.  In addition, we will vigorously defend ourselves against any claims for payment from such agents.

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

Derivative Class Action Lawsuits

In the second quarter of 2009, two shareholder derivative lawsuits were filed in the District Court of Harris County, Texas, against certain current and former officers and directors of Halliburton and KBR.  The complaints alleged, among other things, lack of internal controls to detect fraud and wrongdoing that lead to the bribing of Nigerian officials and violation of the FCPA, repeated overcharging of the government for its services under federal government contracts, acceptance of illegal kickbacks and fraud as well as violation of various other environmental and human rights laws.  Most of the purported allegations stemmed from activities relating to the DOJ’s and SEC’s FCPA investigations in Nigeria.  Both complaints sought unspecified compensatory damages on behalf of Halliburton and/or KBR, interest, and an award of attorney’s fees, expert’s fees, costs and other expenses of litigation.  The allegations concern events the vast majority of which occurred prior to the formation of KBR, Inc. or the appointment of its officers and directors.  During January of 2010, the plaintiffs replead their claims and consolidated the suits in response to our objections.  Neither KBR nor its directors were named in the new consolidated complaint.  We consider this matter to now be closed.

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.  To date, such provisions have been immaterial, and we believe that, as of December 31, 2009, we adequately provided for such contingencies.  However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

In the third quarter of 2009, the Mexican tax authorities proposed an unfavorable tax adjustment to one of our Mexican wholly-owned subsidiaries in connection with the audit of its Mexican tax returns for the years 2000 and 2001.  We disagree with the adjustment and are working with the tax authorities to resolve the matter.  We believe the applicable statutes of limitations have expired and as such, we do not believe any tax assessment would be enforceable against us for those tax years.  As of December 31, 2009, we have not accrued any amounts related to this matter.

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

In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and by complying with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. We make estimates of the amount of costs associated with known environmental contamination that we will be required to remediate and record accruals to recognize those estimated liabilities. Our estimates are based on the best available information and are updated whenever new information becomes known. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. This range of costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations. At December 31, 2009 our accrual for the estimated assessment and remediation costs associated with all environmental matters was approximately $7 million, which represents the low end of the range of possible costs that could be as much as $14 million.

Other commitments

We had commitments to provide funds to our privately financed projects of $52 million as of December 31, 2009 and $64 million as of December 31, 2008.  Our commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the start-up of these entities.  At December 31, 2009, approximately $17 million of the $52 million in commitments will become due within one year.

Effective December 24, 2009, we entered into a collaboration agreement with BP p.l.c. to market and license certain technology.  In conjunction with this arrangement, we acquired a 25-year license granting us the exclusive right to the technology.  As partial consideration for the license, we are obligated to pay an initial fee of $20 million.  This payment was made subsequent to our year-end.

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

We have not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $18 million at December 31, 2009 and $31 million at December 31, 2008 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses.  We recognize minimum rental expenses over the term of the lease.  When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits.  We have certain leases for office space where we receive allowances for leasehold improvements.  We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits.  Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term.  Total rent expense was $233 million, $203 million and $158 million in 2009, 2008 and 2007, respectively.  Future total rentals on noncancelable operating leases are as follows: $56 million in 2010; $46 million in 2011; $41 million in 2012; $34 million in 2013; $30 million in 2014 and $76 million thereafter.  Excluded from future total rentals on noncancelable operating lease are rentals for the lease amendments described below, which occurred subsequent to December 31, 2009.

  In February 2010, we executed two lease amendments for our high-rise offices facilities in Houston, Texas to significantly expand the leased office space and extend the original term of the leases to June 30, 2030  The new term of each lease is for 20 years commencing on July 1, 2010.  The future total rentals on noncancelable operating leases described above will increase in the aggregate by approximately $263 million as a result of these lease amendments.

Note 12.  Income Taxes

The components of the (provision) benefit for income taxes are as follows:

	Years ended December 31
Millions of dollars	2009	2008	2007

Current income taxes:
Federal	$3	$41	$(101)
Foreign	(99)	(165)	(58)
State	(7)	—	(6)
Total current	(103)	(124)	(165)

Deferred income taxes:
Federal	39	(107)	30
Foreign	(105)	13	(6)
State	1	6	3
Total deferred	(65)	(88)	27
Provision for income taxes	$(168)	$(212)	$(138)

Prior to the separation from Halliburton, income tax expense for KBR, Inc. was calculated on a pro rata basis.  Under this method, income tax expense was determined based on KBR, Inc. operations and their contributions to income tax expense of the Halliburton consolidated group.  For the period post separation from Halliburton, income tax expense is calculated on a stand alone basis.  Payments made to or received from Halliburton to settle tax assets and liabilities are classified as contributions to capital in the accompanying financial statements.  KBR is subject to a tax sharing agreement primarily covering periods prior to the separation from Halliburton.  The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements related to its business activity for periods prior to its separation from Halliburton for which KBR recorded a charge to equity of $17 million in 2007. As of December 31, 2009, KBR has recorded a $53 million payable to Halliburton for tax related items under the tax sharing agreement.  See Note 17 for further discussion related to our transactions with Halliburton.

The United States and foreign components of income from continuing operations before income taxes and noncontrolling interests were as follows:

	Years ended December 31
Millions of dollars	2009	2008	2007

United States	$(128)	$(50)	$(42)
Foreign	660	618	384
Total	$532	$568	$342

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and noncontrolling interests are as follows:

	Years ended December 31
	2009	2008	2007

United States Statutory Rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	(2.3)	1.6	7.3
Non-deductible loss	0.4	1.6	—
State income taxes	0.9	0.1	1.0
Prior year foreign, federal and state taxes	(1.0)	(1.2)	(1.3)
Valuation allowance	1.7	0.1	(2.3)
Tax on unincorporated joint ventures	(2.0)	—	—
Other	(1.2)	0.1	0.5
Total effective tax rate on continuing operations	31.5%	37.3%	40.2%

We generally do not provide U.S. income taxes on the undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain joint ventures in Yemen, Egypt, Nigeria and Indonesia.  Taxes are provided as necessary with respect to earnings that are not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities.

The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31
Millions of dollars	2009	2008
Gross deferred tax assets:
Depreciation and amortization	$2	$4
Employee compensation and benefits	182	178
Foreign tax credit carryforwards	16	—
Deferred foreign tax credit	1	24
Construction contract accounting	104	67
Loss carryforwards	44	35
Insurance accruals	18	21
Allowance for bad debt	10	7
Accrued liabilities	18	8
Other	8	—
Total	$403	$344

Gross deferred tax liabilities:
Construction contract accounting	$(101)	$(54)
Intangibles	(30)	(29)
Depreciation and amortization	(11)	(10)
All other	(54)	(12)
Total	$(196)	$(105)

Valuation Allowances:
Loss carryforwards	(30)	(19)
Total	$(30)	$(19)

Net deferred income tax asset	$177	$220

At December 31, 2009, we had $158 million of net operating loss carryforwards that expire from 2010 through 2019 and loss carryforwards of $52 million with indefinite expiration dates.

For the year ended December 31, 2009, our valuation allowance was increased from $19 million to $30 million primarily as a result of net operating losses for which we do not believe we will be able to utilize in certain foreign locations.

Foreign tax credit carryforwards of $15 million recorded in the financial statements reflect the credits generated in 2009 by KBR operations that we expect will be utilized in our carryforward period.

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

KBR followed guidance in FASB ASC 740 related to “Income Taxes.”  The topic prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at January 1, 2009	$22
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	24
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(3)
Settlements	(2)
Reductions related to a lapse of statute of limitations	—
Balance at December 31, 2009	$41

As of December 31, 2009, KBR estimates that $41 million in unrecognized tax benefits, if recognized, would affect the effective tax rate. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

KBR recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of December 31, 2009, we had accrued approximately $14 million in interest and penalties. During the year ended December 31, 2009, we recognized approximately $1 million in net interest and penalties charges related to unrecognized tax benefits.

As of December 31, 2009, the unrecognized tax benefits and accrued interest and penalties were not expected to be settled within one year and therefore are classified in noncurrent income tax payable.  We do not believe our current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.  As of December 31, 2009, no material changes have occurred in our estimates or expected events related to an Algeria tax assessment for the years 2003 through 2005.  The audit exposure relates to the In Salah and In Amenas gas monetization projects, for which KBR has a 50% joint venture interest.  The current audit assessment is based, in large part, on what we believe is an erroneous interpretation of the tax law.  We will appeal the tax assessment, and we believe, the final amount determined to be owed will be substantially less than the amount that has been assessed.  Nevertheless, there is no certainty that KBR will sustain its position or appeal.  If the government prevails, there would be a substantial charge to the joint venture.  KBR has recorded the amount that it believes the joint venture will have to pay to settle this tax audit.  We will continue to evaluate the tax situation in Algeria, and if warranted, adjust the reserve recorded accordingly.

Note 13.  Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance at December 31, 2006	$1,829	$2,058	$27	—	$(291)	$35
Cumulative effect of initial adoption of accounting for uncertainty in income taxes	(10)	—	(10)	—	—	—
Stock-based compensation	11	11	—	—	—	—
Intercompany stock-based compensation	1	1	—	—	—	—
Settlement of taxes with former parent	(17)	(17)	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Tax benefit increase related to stock-based plans	11	11	—	—	—	—
Distributions to noncontrolling interests	(42)	—	—	—	—	(42)
Disposal of noncontrolling interests related to sale of DML	(50)	—	—	—	—	(50)
Tax adjustments to noncontrolling interests	(5)	—	—	—	—	(5)
Comprehensive income:
Net income	336	—	302	—	—	34
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	(11)	—	—	—	(5)	(6)
Pension liability adjustment, net of tax of $116	178	—	—	—	176	2
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	1	—	—	—	1	—
Reclassification adjustments to net income (loss)	(4)	—	—	—	(4)	—
Income tax benefit (provision) on derivatives	1	—	—	—	1	—
Comprehensive income, total	501

Balance at December 31, 2007	$2,235	$2,070	$319	—	$(122)	$(32)

Cumulative effect of initial adoption of accounting for defined benefit pension and other postretirement plans	(1)	—	(1)	—	—	—
Stock-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit increase related to stock-based plans	2	2	—	—	—	—
Dividends declared to shareholders	(41)	—	(41)	—	—	—
Repurchases of common stock	(196)	—	—	(196)	—	—
Distributions to noncontrolling interests	(21)	—	—	—	—	(21)
Acquisition of noncontrolling interests related to purchase of BE&K	2	—	—	—	—	2
Tax adjustments to noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	367	—	319	—	—	48
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	(117)	—	—	—	(107)	(10)
Pension liability adjustment, net of tax of $(85)	(226)	—	—	—	(209)	(17)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(1)	—	—	—	(1)	—
Reclassification adjustments to net income (loss)	(1)	—	—	—	(1)	—
Income tax benefit (provision) on derivatives	1	—	—	—	1	—
Comprehensive income, total	23

Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	17	17	—	—	—	—
Common stock issued upon exercise of stock options	2	2
Tax benefit decrease related to stock-based plans	(7)	(7)	—	—	—	—
Dividends declared to shareholders	(32)	—	(32)	—	—	—
Repurchases of common stock	(31)	—	—	(31)	—	—
Issuance of ESPP shares from treasury stock	2	—	—	2	—	—
Distributions to noncontrolling interests	(66)	—	—	—	—	(66)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	364	—	290	—	—	74
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	18	—	—	—	15	3
Pension liability adjustment, net of tax of $(5)	(15)	—	—	—	(18)	3
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(3)	—	—	—	(3)	—
Reclassification adjustments to net income (loss)	1	—	—	—	1	—
Income tax benefit (provision) on derivatives	—	—	—	—	—	—
Comprehensive income, total	365

Balance at December 31, 2009	$2,296	$2,103	$854	$(225)	$(444)	$8

Accumulated other comprehensive income (loss)

	December 31
Millions of dollars	2009	2008	2007

Cumulative translation adjustments	$(54)	$(69)	$38
Pension liability adjustments	(386)	(368)	(159)
Unrealized gains (losses) on derivatives	(4)	(2)	(1)
Total accumulated other comprehensive loss	$(444)	$(439)	$(122)

Accumulated comprehensive loss for both years ended December 31, 2009 and 2008 include approximately $8 million for the amortization of actuarial loss, net of taxes.  The year ended December 31, 2008 also includes the amortization of prior service cost of $1 million.  Comprehensive income (loss) for the year ended December 31, 2007 includes the elimination of net cumulative translation and pension liability adjustments of $(22) million and $90 million, respectively, related to the disposition of our 51% interest in DML. See Note 20 for further discussion.

Shares of common stock

Millions of shares	Shares	Amount
Balance at December 31, 2007	170	$—
Common stock issued	—	—
Balance at December 31, 2008	170	—
Common stock issued	1	—
Balance at December 31, 2009	171	$—

Shares of treasury stock

Millions of shares	Shares	Amount
Balance at December 31, 2007	—	$—
Common stock repurchased	8	196
Balance at December 31, 2008	8	196
Common stock repurchased, net of ESPP shares issued	2	29
Balance at December 31, 2009	10	$225

Dividends

We declared dividends totaling $32 million in 2009 and $41 million in 2008.  As of December 31, 2009, we had accrued dividends of $16 million.  We made three dividend declarations of $0.05 per share during 2009 which were payable to 2009 shareholders of record.  On December 21, 2009, we made a fourth dividend declaration of $0.05 per share for shareholders of record as of March 15, 2010.

Note 14.  Stock-based Compensation and Incentive Plans

Stock Plans

In 2009, 2008 and 2007 stock-based compensation awards were granted to employees under KBR stock-based compensation plans.

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

Under the terms of the KBR 2006 Plan, 10 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 3.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to performance awards. At December 31, 2009, approximately 5.7 million shares were available for future grants under the KBR 2006 Plan, of which approximately 1.2 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Transitional Stock Adjustment Plan

The KBR Transitional Stock Adjustment Plan was adopted solely for the purpose to convert Halliburton equity awards to KBR equity awards.  No new awards can be made under this plan.  Upon our separation from Halliburton on April 5, 2007, Halliburton stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan were converted to KBR stock options and restricted stock awards.  A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 restricted stock awards with a weighted average grant-date fair value per share of $11.01.  The conversion ratio for restricted stock was based on comparative KBR and Halliburton share prices. The conversion ratio was based upon the volume weighted average stock price of KBR and Halliburton shares for a three-day average.

The converted equity awards are subject to substantially the same terms as they were under the Halliburton 1993 Stock and Incentive Plan prior to conversion.  All stock options under Halliburton’s 1993 Stock and Incentive Plan were granted at the fair market value of the common stock at the grant date.  Employee stock options vest ratably over a three- or four-year period and generally expire 10 years from the grant date. There were no Halliburton stock options granted to KBR employees in 2009, 2008 or 2007.

The conversion of such stock options and restricted stock was accounted for as a modification in accordance with FASB ASC 718-10 and resulted in an incremental charge to expense of less than $1 million, recognized in 2007, representing the change in fair value of the converted awards from Halliburton stock options and restricted stock awards to KBR stock options and restricted stock awards.

In accordance with the accounting guidance for share-based compensation, in the event of an option modification, the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award, and both awards are remeasured based on the share price and other pertinent factors at the modification date. The fair value of each option was estimated based on the date of grant using the Black-Scholes Merton option pricing model. The following assumptions were used in estimating the fair value of the Halliburton stock options exchanged for KBR stock options for KBR employees at the date of modification:

Halliburton Options

Expected term (in years)	0.25 – 4.5
Expected volatility range	21.06 – 30.63%
Expected dividend yield	0.96%
Risk-free interest rate	4.5 – 5.07%

KBR Options

Expected term (in years)	0.25 – 5.5
Expected volatility range	29.03 – 37.43%
Expected dividend yield	0.00%
Risk-free interest rate	4.5 – 5.07%

The expected term of Halliburton options was based on the historical exercise data of Halliburton and KBR employees and the various original grant dates. Volatility was based on the historical and implied volatility of Halliburton common stock. Expected dividend yield was based on cash dividends paid by Halliburton in 2006 divided by the closing share price at December 31, 2006.    The expected term of KBR options was based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term was utilized as we lack sufficient history to estimate an expected term for KBR options. Volatility for KBR options was based upon a blended rate that used the historical and implied volatility of common stock for KBR and selected peers. The risk-free interest rate applied to both Halliburton and KBR options was based on the U.S. Treasury yield curve in effect at the date of modification.

KBR Stock Options

Under KBR’s 2006 Plan, effective as of the closing date of the KBR initial public offering, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant.  We amortize the fair value of the stock options over the vesting period on a straight-line basis.  Options are granted from shares authorized by our board of directors.  There were 1.4 million stock options granted to KBR employees in 2009.  The assumptions used to determine the fair value of options granted were as follows:

	Years ended December 31
	2009	2008	2007
KBR Options

Expected term (in years)	6.5	N/A	N/A
Expected volatility	50.05 – 68.40%	N/A	N/A
Expected dividend yield	1.72 – 0.88%	N/A	N/A
Risk-free interest rate	2.18 – 2.95%	N/A	N/A
Weighted average grant-date fair value per share	$6.57	N/A	N/A

No KBR stock options were granted in 2008 or 2007. For KBR stock options granted in 2009, the fair value of options at the date of grant was estimated using the Black-Scholes Merton option pricing model. The expected volatility of KBR options granted in 2009 is based upon a blended rate that uses the historical and implied volatility of common stock for selected peers. The expected term of KBR options granted in 2009 is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options.

The following table presents stock options granted, exercised, forfeited and expired under KBR stock-based compensation plans for the year ended December 31, 2009.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	1,706,377	$14.54	5.38	5.79

Granted	1,361,651	12.02
Exercised	(168,775)	11.26
Forfeited	(106,604)	13.74
Expired	(76,814)	15.49

Outstanding at December 31, 2009	2,715,835	$13.55	6.75	$15.75

Exercisable at December 31, 2009	1,441,585	$14.78	4.86	$7.88

The total intrinsic values of options exercised in 2009, 2008 and 2007 were $1 million, $4 million, and $18 million, respectively.  As of December 31, 2009, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 2.2 years.  Stock option compensation expense was $4 million in 2009, $3 million in 2008 and $4 million in 2007.  Total income tax benefit recognized in net income for stock-based compensation arrangements was $1 million in 2009, 2008 and 2007.

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

The following table presents the restricted stock awards and restricted stock units granted, vested, and forfeited during 2009 under KBR’s 2006 Stock and Incentive Plan.

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2008	1,857,499	$24.02

Granted	500,505	12.34
Vested	(673,208)	21.86
Forfeited	(174,276)	21.99

Nonvested shares at December 31, 2009	1,510,520	$21.35

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2009, 2008 and 2007 were $12.34, $30.54 and $29.63, respectively.  Restricted stock compensation expense was $13 million in both 2009 and 2008, and $7 million in 2007.  Total income tax benefit recognized in net income for stock-based compensation arrangements was $5 million in 2009, $4 million in 2008 and $3 million in 2007.  As of December 31, 2009, there was $25 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 3.8 years.  The total fair value of shares vested was $12 million in 2009, $14 million in 2008 and $12 million in 2007 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $15 million in 2009, $10 million in 2008 and $6 million in 2007 based on the weighted-average fair value on the date of grant.

KBR Performance Award Units

Under KBR’s 2006 Plan, performance is based 50% on Total Shareholder Return (“TSR”), as compared to our peer group and 50% on KBR’s Return on Capital (“ROC”). The performance award units may only be paid in cash. In accordance with the provisions of FASB ASC 718-10, the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The ROC calculation is based on the company’s weighted average net income from continuing operations plus (interest expense x (1-effective tax rate)), divided by average monthly capital from continuing operations. The ROC portion of the Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period.

Under KBR’s 2006 Plan, in 2009 we granted 20.4 million performance based award units (“Performance Awards”) with a performance period from January 1, 2009 to December 31, 2011.  In 2008, we granted 24.3 million performance based award units (“Performance Awards”) with a performance period from January 1, 2008 to December 31, 2010.  In 2007, we granted 24.5 million Performance Awards with a performance period from July 1, 2007 to December 31, 2009.  Performance Awards forfeited were approximately 4 million in both 2009 and 2008 and 1 million and 2007, respectively. At December 31, 2009, the outstanding balance for performance based award units was 59.8 million.  No Performance Awards will vest until such earned Performance Awards, if any, are paid, subject to approval of the performance results by the certification committee.

Cost for the Performance Awards is accrued over the requisite service period.  For the years ended December 31, 2009, 2008 and 2007, we recognized $30 million, $16 million and $5 million, respectively, in expense for the Performance Awards.  The expense associated with these options is included in cost of services and general and administrative expense in our consolidated statements of income. The liability awards are included in “Employee compensation and benefits” on the consolidated balance sheet at December 31, 2009 and 2008 in the amounts of $51 million and $21 million, respectively.

KBR  Employee Stock Purchase Plan

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year.  Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each six-month purchase period.  As of December 31, 2009, our employees purchased 73 thousand shares through the KBR ESPP.  These shares were reissued from our treasury share account.

Note 15.  Financial Instruments and Risk Management

Foreign currency risk. Techniques in managing foreign currency risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively manage significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flow resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates.

We manage our foreign currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries for which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.

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

Assets, liabilities and forecasted cash flow denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. Since 2003, we have designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income. During 2009, 2008 and 2007 no hedge ineffectiveness was recognized.  We had approximately $1 million in unrealized net losses, $1 million in unrealized net gains, and less than $1 million in unrealized net losses on these cash flow hedges as of December 31, 2009, 2008 and 2007, respectively. These unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2009, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 39 months.  Estimated amounts to be recognized in earnings in 2010 are not significant.  These contracts had a fair value asset of approximately $3 million at December 31, 2009, a fair value liability of $1 million at December 31, 2008, and a fair value asset of approximately $1 million at December 31, 2007.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries was $406 million, $274 million and $332 million at December 31, 2009, 2008 and 2007, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.

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

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. We manage our exposure to this variable-rate debt with interest rate swaps that are jointly owned through our investments. We had unrealized net losses on the interest rate cash flow hedges held by our unconsolidated subsidiaries and joint-ventures of approximately $4 million, $3 million and less than $1 million as of December 31, 2009, 2008 and 2007, respectively.

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

FASB ASC 820-10 addresses fair value measurements and disclosures, defining fair value, establishing a framework for using fair value to measure assets and liabilities, and expanding disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  ASC 820-10 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows:
•	Level 1 – Observable inputs such as unadjusted quoted prices for identical assets or liabilities in active markets.
•
Level 2 –Inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets	$1,288	$658	$610	$20

Marketable securities	$18	$13	$5	$—

Derivative assets	$6	$—	$6	$—

Derivative liabilities	$4	$—	$4	$—

See Note 18 for additional details related to the fair values of our pension plan asset.

Note 16.  Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.  Additionally, the majority of our joint ventures are also variable interest entities which are further described under “Variable Interest Entities”.  The following is a description of our significant investments accounted for on the equity method of accounting that are not variable interest entities.

Brown & Root Condor Spa (“BRC”) BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. As of December 31, 2009, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection and we will take other actions, as deemed necessary, to collect the remaining amounts.

MMM.  MMM is a joint venture formed under a Partners Agreement related to the Mexico contract with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services of maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico.  KBR holds a 50% interest in the MMM joint venture.  In 2009, the MMM joint venture repurchased outstanding equity interests from each of the joint venture partners on a pro-rata basis.  We accounted for the transaction as a return of our initial investment resulting in a $28 million reduction of “Equity in and advances to related companies” in our Consolidated Balance Sheet.

Consolidated summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Millions of dollars	2009	2008
Current assets	$3,217	$3,618
Noncurrent assets	3,973	3,342
Total assets	$7,190	$6,960
Current liabilities	$1,804	$2,013
Noncurrent liabilities	5,550	4,971
Member’s equity	(164)	(24)
Total liabilities and member’s equity	$7,190	$6,960

Statements of Operations

	Years ended December 31,
Millions of dollars	2009	2008	2007
Revenue	$2,535	$2,642	$3,426
Operating income	$221	$79	$343
Net income (loss)	$63	$(45)	$227

Variable Interest Entities

We account for variable interest entities in accordance with FASB ASC 810-10, which requires the consolidation of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. Previously, entities were generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity.  ASC 810-10 – Consolidation of Variable Interest Entities also requires expanded information about an enterprise’s involvement with a variable interest entity and such required disclosure is included below.

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

We primarily perform a qualitative assessment in determining whether we are the primary beneficiary once an entity is identified as a variable interest entity.  A qualitative assessment begins with an understanding of nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, interests issued by the entity and how they were marketed, and the parties involved in the design of the entity.  We then identify all of the variable interests held by parties involved with the variable interest entity including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and in some cases service subcontracts.  Once we identify the variable interests, we gain understanding of the variability in the risks and rewards created by the entity and how such variability is absorbed by the identified variable interests.  Most of the variable interest entities with which we are involved have relatively few variable interests and are primarily related to our equity investment and other subordinated financial support.  Generally, a qualitative assessment is sufficient for us to determine which party, if any, involved with the entity is the primary beneficiary.  In certain circumstances where there are complex arrangements involving numerous variable interests such as senior and subordinated project financing, equity interests, or service contracts, we perform a quantitative assessment using expected cash flows of the entity to determine the primary beneficiary, if any.

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

The following is a summary of the significant variable interest entities in which we are either the primary beneficiary or in which we have a significant variable interest:

•
During 2001, we formed a joint venture, in which we own a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom.  This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt which is nonrecourse to the joint venture partners.  The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023.  The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract.  As of December 31, 2009 and 2008, the joint venture had total assets of $117 million and $114 million, and total liabilities of $124 million and $121 million, respectively. Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is represented by our investment in the entity which was $6 million at December 31, 2009, and any future losses related to the operation of the assets. We are not the primary beneficiary and account for this joint venture using the equity method of accounting.  Effective January 1, 2010, we will consolidate this joint venture as a result of the adoption of ASU 2009-17.  See Note 19 for further discussion of the impact of adopting this standard;

•
We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting.  The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners.  These joint ventures are variable interest entities however, we are not the primary beneficiary of these joint ventures.  As of December 31, 2009, these joint ventures had total assets of $1.7 billion and total liabilities of $1.6 billion.  As of December 31, 2008, these joint ventures had total assets and total liabilities of both $1.6 billion.  Our maximum exposure to loss was $34 million at December 31, 2009, which consists primarily of our investment balance of $34 million.

During the first quarter of 2008, we acquired an additional 8% interest in one of the joint ventures related to the U.K. road projects described above for approximately $8 million in cash which increased our ownership interest to 33%.  In the second quarter of 2008, we sold the additional 8% interest in the joint venture to an unrelated party for approximately $9 million, leaving us with a 25% interest in the joint venture.  In the first quarter of 2009, we negotiated and settled with the purchaser an additional $2 million in sales proceeds which was contingent upon certain tax rulings in the United Kingdom.  The additional sales proceeds were recorded as “Gain on sale of assets.”

•
We participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland.  The joint ventures were funded through debt and were formed with minimal equity.  These joint ventures are variable interest entities; however, we are not the primary beneficiary of the joint ventures.  We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.  As of December 31, 2009 and 2008, the joint ventures had combined total assets of $271 million for both years, and total liabilities of $295 million and $286 million, respectively. Our maximum exposure to loss was $2 million at December 31, 2009;

•
In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom.  In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities.  We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract.  In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence.  Our performance through the construction phase is supported by $104 million in letters of credit and surety bonds totaling approximately $21 million as of December 31, 2009, both of which have been guaranteed by Halliburton.  Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners.  The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us.  The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities.  We account for our interests in each of the entities using the equity method of accounting.  As of December 31, 2009, the aggregate total assets and total liabilities of the variable interest entities were both $3.0 billion.  As of December 31, 2008, the aggregate total assets and total liabilities of the variable interest entities were $2.8 billion and $2.7 billion, respectively. Our maximum exposure to project company losses as of December 31, 2009 was $78 million.  Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.  As of December 31, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $48 million and $21 million, respectively.  The $57 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $52 million remaining commitment to fund subordinated debt to the project in the future;

•
During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At December 31, 2009 and December 31, 2008, the joint venture had $387 million and $716 million in total assets and $482 million and $861 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2009 and December 31, 2008, the joint venture had approximately $128 million and $81 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

•
We have equity ownership in three joint ventures to execute EPC projects.  Our equity ownership ranges from 33% to 50%, and these joint ventures are variable interest entities.  We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting.  At December 31, 2009 and December 31, 2008, these joint ventures had aggregate assets of $430 million and $798 million and aggregate liabilities of $712 million and $904 million, respectively.  As of December 31, 2009, total assets and liabilities recorded within our balance sheets were $22 million and $34 million, respectively.  Our aggregate, maximum exposure to loss related to these entities was $22 million at December 31, 2009, and comprises our equity investment and contract receivables with all joint ventures;

•
We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us.  We are not the primary beneficiary of the variable interest entity.  As of December 31, 2009, the variable interest entity had total assets of $598 million and total liabilities of $489 million.  As of December 31, 2008, the variable interest entity had total assets of $507 million and total liabilities of $409 million.  Our maximum exposure to loss related to our involvement with this project at December 31, 2009 was $47 million.  As of December 31, 2009, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $44 million and $6, respectively.  The $42 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of December 31, 2009;

•
In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar.  The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.  The joint venture is considered a variable interest entity.  We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.  As of December 31, 2009, the Pearl joint venture had total assets of $157 million and total liabilities of $138 million. As of December 31, 2008, the Pearl joint venture had total assets of $146 million and total liabilities of $109 million.

•
We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant.  The joint venture is considered a variable interest entity, and, as a result of our being the primary beneficiary, we consolidate this joint venture for financial reporting purposes.  As of December 31, 2009, the joint venture had total assets and total liabilities of $109 million.  As of December 31, 2008, the joint venture had total assets of $35 million and total liabilities of $27 million.

Note 17.  Transactions with Former Parent and Other Related Party Transactions

In connection with the initial public offering in November 2006 and the separation of our business from Halliburton, in April 2007, we entered into various agreements with Halliburton including, among others, a master separation agreement, tax sharing agreement, transition services agreements and an employee matters agreement.  Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations.  We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business.  Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business.  Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton.  The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

Costs for all services provided by Halliburton were $2 million, $6 million, and $13 million for the years ended December 31, 2009, 2008 and 2007, respectively and primarily related to risk management, information technology, legal and internal audit.  All of the charges described above have been included as costs of our operations in our consolidated statements of income. It is possible that the terms of these transactions may differ from those that would result from transactions among third parties. Subsequent to our separation from Halliburton and in accordance with the Master Separation Agreement, Halliburton continues to bear the direct costs associated with overseeing and directing the FCPA and related corruption allegations.

At December 31, 2009 and 2008, we had a $53 million and a $54 million balance payable to Halliburton, respectively, which consists of amounts KBR owes Halliburton for estimated outstanding income taxes under the tax sharing agreement and amounts owed pursuant to our transition services agreement for credit support arrangements and information technology.  See Note 12 for further discussion of amounts outstanding under the tax sharing agreement.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenue from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $166 million, $202 million and $356 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Profits on transactions for services provided to our joint ventures recognized in our consolidated statements of income were $1 million, $28 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 18.  Retirement Plans

We have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:

•
Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $61 million in 2009, $47 million in 2008 and $44 million in 2007. Additionally, we participate in a Canadian multi-employer plan to which we contributed $17 million in 2009, $9 million in 2008 and $7 million in 2007;

•	Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service, or compensation; and

•
Our postretirement medical plan is offered to specific eligible employees. This plan is contributory. Our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contributions. Participants’ contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.  The components of benefit obligation and plan assets and other activities related to other postretirement benefits were immaterial for the year ended December 31, 2009, 2008 and 2007.

We account for our defined benefit pension and other postretirement plans in accordance with FASB ASC 715 – Compensation – Retirement Benefits, which requires an employer to:

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

Benefit obligation and plan assets

We used a December 31 measurement date for all plans in 2009 and 2008.  Plan asset, expenses, and obligation for retirement plans are presented in the following tables.

	Pension Benefits
Benefit obligation	United States	Int’l	United States	Int’l
Millions of dollars	2009		2008
Change in benefit obligation
Benefit obligation at beginning of period	$73	$1,256	$45	$1,689
Service cost	—	2	—	8
Interest cost	5	77	4	90
Plan Amendments	—	1	—	—
Curtailment	—	(8)	—	—
Currency fluctuations	—	93	—	(439)
Actuarial (gain) loss	8	153	1	(52)
Acquisitions	—	—	27	—
Transfers	—	—	—	(7)
Benefits paid	(6)	(46)	(4)	(60)
Effects of eliminating early measurement date	—	—	—	27
Benefit obligation at end of period	$80	$1,528	$73	$1,256
Accumulated benefit obligation at end of period	$80	$1,528	$73	$1,234

	Pension Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2009		2008
Change in plan assets
Fair value of plan assets at beginning of period	$46	$985	$45	$1,658
Actual return on plan assets	12	200	(18)	(257)
Employer contributions	5	18	3	71
Settlements and transfers	—	—	—	—
Plan participants’ contributions	—	—	—	—
Currency fluctuations	—	74	—	(448)
Benefits paid	(6)	(46)	(4)	(60)
Acquisitions	—	—	20	—
Transfers	—	—	—	(7)
Effects of eliminating early measurement date	—	—	—	28
Fair value of plan assets at end of period	$57	$1,231	$46	$985
Funded status	$(23)	$(297)	$(27)	$(271)
Employer contribution	—	—	—	—
Net amount recognized	$(23)	$(297)	$(27)	$(271)

Amounts recognized on the consolidated balance sheet
Total assets	$—	$—	$—	$—
Current liabilities	—	—	—	—
Noncurrent liabilities	(23)	(297)	(27)	(271)

Weighted-average assumptions used to determine benefit obligations at measurement date
Discount rate	5.35%	5.84%	6.15%	5.98%
Rate of compensation increase	N/A	N/A	N/A	4.00%

	Pension Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2009		2008
Allocation of plan assets at December 31
Asset category
Equity securities	61%	45%	51%	43%
Debt securities	37%	50%	41%	56%
Other	2%	5%	8%	1%
Total	100%	100%	100%	100%

Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions.  The overall expected long-term rate of return on assets was determined by reviewing targeted asset allocations and historical index performance of the applicable asset classes on a long-term basis of at least 15 years.  The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of the obligations specific to the characteristics of the Company’s plans.

Plan fiduciaries of the Company’s retirement plans set investment policies and strategies and oversee its investment direction, which includes selecting investment managers, commissioning asset-liability studies and setting long-term strategic targets.  Long-term strategic investment objectives include preserving the funding status of the plan and balancing risk and return and have a wide diversification of asset types, fund strategies and fund managers.  Targeted asset allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.  The targeted asset allocations for the Company’s international plans are 15-23 percent UK based equity securities, 25-37 percent equities based outside the UK, 26-39 percent fixed interest government and corporate bonds, 11-17 percent inflation indexed government and corporate bonds and 4 percent cash equivalents and other assets.  The targeted asset allocations for Company’s domestic plans are 34-51 percent US equity securities, 15-22 percent non-US equity securities, 30-44 percent government, corporate and mortgage-backed bonds and 2 percent cash equivalents.

The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies used for assets measured at fair value:

•	Common Stocks and Corporate Bonds: Valued at the closing price reported on the active market on which the individual securities are traded.
•
Corporate Bonds, Government Bonds and Mortgage Backed Securities: Valued at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

•	Common Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted by the funds.
•	Mutual Funds: Valued at the net asset value of shares held at year end as quoted in the active market.
•	Real Estate: Valued at net asset value per unit held at year end as quoted by the manager.
•	Annuities: Valued by computing the present value of the expected benefits based on the demographic information of the participants.
•	Other: Estimated income to be received on the Plan assets as computed by our trustee

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement as of the reporting date.

The fair value of the Company’s pension plan assets were as follows:

	Fair Value Measurements at Reporting Date Using

Millions of dollars	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
United States plan assets
Cash and cash equivalents	$1	$1	$—	$—

Equity securities:
Non-U.S. companies	10	10	—	—
U.S. companies	25	25	—	—

Bonds:
Government bonds	4	—	4	—
Corporate bonds	15	8	7	—
Mortgage backed securities	1	—	1	—
Other	1	—	1	—
Total U.S. plan assets	$57	$44	$13	$—

International plan assets
Cash and cash equivalents	$44	$44	$—	$—

Equity securities:
Non-U.S. companies	433	433	—	—
U.S. companies	123	123	—	—

Bonds:
Government bonds	266	—	266	—
Corporate bonds	344	14	330	—
Other bonds	1	—	1	—

Annuity contracts	6	—	—	6
Real estate	7	—	—	7
Other	7	—	—	7
Total international plan assets	$1,231	$614	$597	$20
Total plan assets	$1,288	$658	$610	$20

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed during 2009 due to the following:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Total	Annuity Contracts	Real Estate	Other
International
Balance at December 31, 2008	$15	$6	$6	$3

Actual return on plan assets
Assets held at end of year	1	—	1	—
Assets sold during the year	—	—	—	—
Purchases, sales and settlements	4	—	—	4
Transfers	—	—	—	—
Balance at December 31, 2009	$20	$6	$7	$7

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 were as follows:

	Pension Benefits
	United States	Int’l
Millions of dollars	2009
Net actuarial loss	$18	$368
Prior service cost	—	—
Total in accumulated other comprehensive loss	$18	$368

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 for other postretirement benefits were immaterial.

Expected cash flows

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $11 million to our international pension plans and $3 million to our domestic plan in 2010.  However, we are currently discussing future funding requirements with the plan trustees of one of our U.K. pension plans regarding its tri-annual valuation and are uncertain how the results of the valuation will impact our future funding obligations.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Millions of dollars	United States	Int’l
2010	$6	$50
2011	7	52
2012	6	55
2013	6	56
2014	6	58
Years 2015 – 2019	31	319

Expected benefit payments for other postretirement benefits are immaterial.

Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2009		2008		2007
Components of net periodic benefit cost
Service cost	$—	$2	$—	$8	$—	$9
Interest cost	5	77	4	90	3	85
Expected return on plan assets	(4)	(84)	(4)	(102)	(3)	(97)
Amortization of prior service cost	—	—	—	(1)	—	(1)
Settlements/curtailments	1	(4)	—	—	—	—
Recognized actuarial loss	1	11	—	12	—	22

Net periodic benefit cost	$3	$2	$—	$7	$—	$18

For other postretirement plans, net periodic cost was immaterial for the years ended December 31, 2009, 2008, and 2007.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
	2009		2008		2007
Discount rate	6.15%	5.98%	6.13%	5.70%	5.75%	5.00%
Expected return on plan assets	7.63%	7.00%	7.81%	7.00%	8.25%	7.00%
Rate of compensation increase	N/A	4.00%	N/A	4.30%	N/A	3.75%

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2010 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial (gain) loss	$1	$13
Prior service (benefit) cost	—	—
Total	$1	$13

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

 Note 19.  Recent Accounting Pronouncements

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

Effective January 1, 2009, we adopted guidance for participating securities and the two-class method in accordance with FASB ASC 260 - Earnings Per Share related to determining whether instruments granted in share-based payment transactions are participating securities.  The standard provides that unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) participate in undistributed earnings with common shareholders.  Certain KBR restricted stock units and restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  The standard requires that the two-class method of computing basic EPS be applied.  Under the two-class method, KBR stock options are not considered to be participating securities.  As a result of adopting FASB ASC 260, previously-reported basic net income attributable to KBR per share decreased by $0.01 per share for the year ended December 31, 2008 and 2007.

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 will require additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009.  We are evaluating the impact that the adoption of ASU 2009-16 will have on our financial position, results of operations, cash flows and disclosures.

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for fiscal years beginning after November 15, 2009.  As a result of the adoption of ASU 2009-17 on January 1, 2010, we concluded that we are the primary beneficiary of the Heavy Equity Transporter (“HET”) joint venture in the United Kingdom which we have accounted for using the equity method of accounting through December 31, 2009.  This joint venture owns and operates heavy equipment transport vehicles for the U.K. MoD and is funded by third party senior debt which is nonrecourse to the joint venture partners.  Upon consolidation of this joint venture, consolidated current assets will increase by $26 million primarily related to cash and equivalents, consolidated noncurrent assets will increase by $89 million related to property, plant and equipment, consolidated current liabilities will increase by $10 million primarily related to accounts payable, and noncurrent liabilities will increase by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the joint venture operations.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash.  ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  ASU 2010-01 does not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance.  The amendments in ASU 2010-02 expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets.  ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (now included in Subtopic 810-10).  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

Note 20.  Discontinued Operations

During 2007, we settled certain claims and provided an allowance against certain receivables from the Production Services group resulting in a charge of approximately $15 million. In the fourth quarter of 2007, we recognized a tax benefit of $23 million in discontinued operations primarily related to a previously uncertain tax position associated with the sale of Production Services group.

On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc. In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML.  The sale of DML resulted in a gain of approximately $101 million, net of tax of $115 million, in the year ended December 31, 2007.  During the preparation of our 2007 tax return in 2008, we identified additional foreign tax credits upon completion of a tax pool study resulting from the sale of our interest in DML in the U.K. Approximately $11 million of the foreign tax credits were recorded as a tax benefit in discontinued operations in the third quarter of 2008.

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations of the Production Services group and DML for the current and prior periods have been reported as discontinued operations. Total liabilities of discontinued operations were $3 million and $7 million in the consolidated balance sheet at December 31, 2009 and 2008, respectively.

The consolidated operating results of our Production Services group and DML, which are classified as discontinued operations in our consolidated statements of income, are summarized in the following table:

Year ended December 31,
Millions of dollars	2007
Revenue	$449
Operating profit	$22
Pretax income	$11

Note 21.  Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are as follows

	Quarter
(in millions, except per share amounts)	First	Second	Third	Fourth (3)	Year
2009
Revenue	$3,200	$3,101	$2,840	$2,964	$12,105
Operating income	144	137	131	124	536
Income from continuing operations, net of tax	95	83	97	89	364
Net income attributable to KBR	77	67	73	73	290

Net income attributable to KBR per share (1) (2):
Net income attributable to KBR per share – Basic	$0.48	$0.42	$0.46	$0.46	$1.80
Net income attributable to KBR per share – Diluted	$0.48	$0.42	$0.45	$0.45	$1.79

2008
Revenue	$2,519	$2, 658	$3,018	$3,386	$11,581
Operating income	154	90	144	153	541
Income from continuing operations, net of tax	107	64	96	89	356
Income from discontinued operations, net of tax	—	—	11	—	11
Net income attributable to KBR	98	48	85	88	319

Net income attributable to KBR per share – Basic (1) (2):
Continuing operations - Basic	$0.58	$0.28	$0.45	$0.54	$1.84
Discontinued operations, net - Basic	—	—	0.07	—	0.07
Net income attributable to KBR per share - Basic	$0.58	$0.28	$0.51	$0.54	$1.91

Net income attributable to KBR per share – Diluted (1) (2):
Continuing operations - Diluted	$0.58	$0.28	$0.44	$0.54	$1.84
Discontinued operations, net - Diluted	—	—	0.07	—	0.07
Net income attributable to KBR per share - Diluted	$0.58	$0.28	$0.51	$0.54	$1.90
_______________________
(1)	The sum of income (loss) per share for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods.
(2)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.
(3)
Net income attributable to KBR for the quarter ended December 31, 2009 includes a correction of errors related to prior periods which resulted in a decrease to net income of approximately $12 million, net of tax of $6 million, or approximately $0.08 per share.  See Note 2 for further discussion.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Managements Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon criteria set forth in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2009, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, TX
February 25, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

 The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
	(a)
The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 61 and pages 62 through 115 of this annual report. See index on page 60.

2.	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	120

	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2009	121

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

10.8+
Employment Agreement, dated as of April 3, 2006, between William P. Utt and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.15 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.9	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.11+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

Exhibit Number	Description

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.18+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.23+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.24+
Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.25+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.26	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.27+
Severance and change in control agreement with William P. Utt, President and Chief Executive Officer of KBR. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated January 7, 2009; File No. 1-33146)

10.28
Three Year Revolving Credit Agreement dated as of November 3, 2009 among KBR, Inc., the Lenders party thereto, BBVA Compass, as Syndication Agent, The Royal Bank of Scotland PLC, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Citigroup Global Markets Inc. and RBS Securities Inc., as Co-Lead Arrangers, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 3, 2009; File No. 1-33146)

10.29+
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP - Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

***101.INS XBRL Instance Document

***101.SCH XBRL Taxonomy Extension Schema Document

***101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB XBRL Taxonomy Extension Labels Linkbase Document

***101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

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

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors and Shareholders
KBR, Inc.:

Under the date of February 25, 2010, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows, for each of the years in the three-year period ended December 31, 2009, which reports appear in the December 31, 2009, Annual Report on Form 10-K of KBR, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/   KPMG LLP

Houston, Texas
February 25, 2010

KBR, Inc.
Schedule II - Valuation and Qualifying Accounts (Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2007:
Deducted from accounts and notes receivable:
Allowance for bad debts	$57	$19	$2		$(55	)(a)	$23
Reserve for losses on uncompleted contracts	$180	$26	$—		$(89)		$117
Reserve for potentially disallowable costs incurred under government contracts	$77	$—	$34	(b)	$(12)		$99

Year ended December 31, 2008:
Deducted from accounts and notes receivable:
Allowance for bad debts	$23	$1	$1		$(6	)(a)	$19
Reserve for losses on uncompleted contracts	$117	$27	$—		$(68)		$76
Reserve for potentially disallowable costs incurred under government contracts	$99	$—	$18	(b)	$(5)		$112

Year ended December 31, 2009:
Deducted from accounts and notes receivable:
Allowance for bad debts	$19	$6	$3		$(2)	(a)	$26
Reserve for losses on uncompleted contracts	$76	$3	$—		$(39)		$40
Reserve for potentially disallowable costs incurred under government contracts	$112	$—	$9	(b)	$(5)		$116
_________________________
(a)	Receivable write-offs, net of recoveries, and reclassifications.
(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2010

KBR, INC.

By:	/s/ William P. Utt
William P. Utt

President and Chief Executive Officer
Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ William P. Utt	President, Chief Executive Officer and Director
William P. Utt	(Principal Executive Officer)

/s/ Susan K. Carter	Senior Vice President and Chief Financial Officer
Susan K. Carter	(Principal Financial Officer)

/s/ John W. Gann, Jr.	Vice President and Chief Accounting Officer
John W. Gann, Jr.	(Principal Accounting Officer)

/s/ W. Frank Blount	Director
W. Frank Blount

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ John R. Huff	Director
John R. Huff

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Richard J. Slater	Director
Richard J. Slater

EXHIBIT INDEX

Exhibit Number	Description

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

10.8+
Employment Agreement, dated as of April 3, 2006, between William P. Utt and KBR Technical Services, Inc. (incorporated by reference to Exhibit 10.15 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.9	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.11+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

Exhibit Number	Description

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.18+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.23+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.24+
Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.25+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.26	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.27+
Severance and change in control agreement with William P. Utt, President and Chief Executive Officer of KBR. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated January 7, 2009; File No. 1-33146)

10.28
Three Year Revolving Credit Agreement dated as of November 3, 2009 among KBR, Inc., the Lenders party thereto, BBVA Compass, as Syndication Agent, The Royal Bank of Scotland PLC, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Citigroup Global Markets Inc. and RBS Securities Inc., as Co-Lead Arrangers, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 3, 2009; File No. 1-33146)

10.29+
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP - Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

***101.INS XBRL Instance Document

***101.SCH XBRL Taxonomy Extension Schema Document

***101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB XBRL Taxonomy Extension Labels Linkbase Document

***101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

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

______________________________
+  Management contracts or compensatory plans or arrangements