Form 10-Q
period 2010-03-31
KBR, INC.
filed 2010-04-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Yes       ☐       No    ☒

As of April 23, 2010, 160,592,436 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

KBR, Inc.

Index

Forward-Looking and Cautionary Statements

This report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward looking information. Some of the statements contained in this quarterly report are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2009 Annual Report on Form 10-K contained in Part I under “Risk Factors”.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Services	$2,616	$3,179
Equity in earnings of unconsolidated affiliates, net	15	21
Total revenue	2,631	3,200
Operating costs and expenses:
Cost of services	2,483	3,009
General and administrative	49	49
Gain on disposition of assets, net	—	(2)
Total operating costs and expenses	2,532	3,056
Operating income	99	144
Interest income (expense), net	(4)	1
Foreign currency gains (losses), net	(2)	5
Income before income taxes and noncontrolling interests	93	150
Provision for income taxes	(34)	(55)
Net income	59	95
Less: Net income attributable to noncontrolling interests	(13)	(18)
Net income attributable to KBR	$46	$77

Net income attributable to KBR per share:
Basic	$0.29	$0.48
Diluted	$0.29	$0.48

Basic weighted average common shares outstanding	160	161
Diluted weighted average common shares outstanding	161	162

Cash dividends declared per share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and equivalents	$908	$941
Receivables:
Accounts receivable, net of allowance for bad debts of $25 and $26	1,693	1,243
Unbilled receivables on uncompleted contracts	486	657
Total receivables	2,179	1,900
Deferred income taxes	196	192
Other current assets	508	608
Total current assets	3,791	3,641
Property, plant, and equipment, net of accumulated depreciation of $300 and $264 (including $81 and $0, net, owned by a variable interest entity – see Note 11)	321	251
Goodwill	691	691
Intangible assets, net	75	58
Equity in and advances to related companies	167	164
Noncurrent deferred income taxes	127	120
Noncurrent unbilled receivables on uncompleted contracts	321	321
Other assets	96	81
Total assets	$5,589	$5,327
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,009	$1,045
Due to former parent, net	53	53
Advance billings on uncompleted contracts	554	407
Reserve for estimated losses on uncompleted contracts	36	40
Employee compensation and benefits	264	191
Current non-recourse project-finance debt of a variable interest entity (See Note 11)	8	—
Other current liabilities	505	552
Current liabilities related to discontinued operations, net	2	3
Total current liabilities	2,431	2,291
Noncurrent employee compensation and benefits	427	469
Noncurrent non-recourse project-finance debt of a variable interest entity (See Note 11)	97	—
Other noncurrent liabilities	92	106
Noncurrent income tax payable	63	43
Noncurrent deferred tax liability	125	122
Total liabilities	3,235	3,031

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,829,734 and 170,686,531 shares issued, and 160,548,585 and 160,363,830 shares outstanding	—	—
Paid-in capital in excess of par	2,107	2,103
Accumulated other comprehensive loss	(436)	(444)
Retained earnings	900	854
Treasury stock, 10,281,149 shares and 10,322,701 shares, at cost	(224)	(225)
Total KBR shareholders’ equity	2,347	2,288
Noncontrolling interests	7	8
Total shareholders’ equity	2,354	2,296
Total liabilities and shareholders’ equity	$5,589	$5,327

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Net income	$59	$95
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	2	(4)
Pension liability adjustments	3	6
Net unrealized gains (losses) on derivatives	3	(3)
Total other comprehensive income (loss), net of tax	8	(1)
Comprehensive income	67	94
Less: Comprehensive income attributable to noncontrolling interests	(13)	(20)
Comprehensive income attributable to KBR	$54	$74

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$59	$95
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	15	14
Equity in earnings of unconsolidated affiliates	(15)	(21)
Deferred income taxes	(17)	(15)
Other	8	(5)
Changes in operating assets and liabilities:
Receivables	(438)	(223)
Unbilled receivables on uncompleted contracts	155	9
Accounts payable	(28)	(54)
Advanced billings on uncompleted contracts	169	17
Accrued employee compensation and benefits	74	35
Reserve for loss on uncompleted contracts	(4)	(13)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(1)	2
Distribution of earnings from unconsolidated affiliates	9	14
Other assets	(3)	(52)
Other liabilities	12	25
Total cash flows used in operating activities	(5)	(172)
Cash flows from investing activities:
Capital expenditures	(14)	(7)
Investment in equity method joint venture	(4)	—
Investment in licensing arrangement	(20)	—
Proceeds from sale of investments	—	2
Total cash flows used in investing activities	(38)	(5)
Cash flows from financing activities:
Payments to reacquire common stock	(1)	(16)
Payments of dividends to shareholders	(8)	(8)
Distributions to noncontrolling shareholders, net	(7)	(17)
Return of cash collateral on letters of credit, net	17	—
Total cash flows provided by (used in) financing activities	1	(41)
Effect of exchange rate changes on cash	(13)	(6)
Decrease in cash and equivalents	(55)	(224)
Cash increase due to consolidation of a variable interest entity	22	—
Cash and equivalents at beginning of period	941	1,145
Cash and equivalents at end of period	$908	$921

Noncash operating activities
Other assets (see Note 7)	$47	$274
Other liabilities (see Note 7)	$(47)	$(274)
Noncash financing activities
Dividends declared or payable	$8	$8

See accompanying notes to condensed consolidated financial statements.

Index

Note 1.  Description of Business and Basis of Presentation

KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. We offer a wide range of services through four business segments: Infrastructure, Government and Power (“IGP”), Hydrocarbons, Services and Ventures.  See Note 4 for financial information about our reportable business segments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows.  Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2010 or any other future periods.

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

Effective January 1, 2010, we elected to change our annual goodwill impairment testing to the fourth quarter of every year based on carrying values of our reporting units as of October 1 from our previous method of using our reporting unit carrying values as of September 30.  An annual goodwill impairment test date of October 1 better aligns with our annual budgetary process which is completed during the fourth quarter of each year.  In addition, performing our annual goodwill impairment test during the fourth quarter will allow for a more thorough consideration of the valuations of our reporting units subsequent to the completion of our annual budgetary process but prior to our financial year end reporting date.  As a result of this accounting change, there are no required adjustments to any of the financial statement line items in the accompanying financial statements.  We also perform impairment tests when certain triggering events occur.  In the first quarter of 2010, we reorganized our operating segments (see Note 4) which is an event that required us to perform a goodwill impairment test.  The results of this test did not indicate impairment of the carrying value of any of our operating segments.

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

	Three Months Ended
	March 31,
Millions of Shares	2010	2009
Basic weighted average common shares outstanding	160	161
Dilutive effect of:
Stock options and restricted shares	1	1
Diluted weighted average common shares outstanding	161	162

For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities did not have a material impact on earnings per share for the three months ended March 31, 2010 and 2009.   The diluted earnings per share calculation did not include 1.4 million and 2.4 million antidilutive weighted average shares for the three months ended March 31, 2010 and 2009, respectively.

Index

Note 3.  Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts recorded as “Unbilled receivables on uncompleted contracts” are as follows:

	March 31,	December 31,
Millions of dollars	2010	2009
Probable unapproved claims	$33	$33
Probable unapproved change orders	21	61
Probable unapproved change orders related to unconsolidated subsidiaries	5	2

As of March 31, 2010, the probable unapproved claims primarily related to two contracts.  See Note 6 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are contracts with probable unapproved claims that will likely not be settled within one year totaling $19 million at March 31, 2010 and $20 million at December 31, 2009, which are reflected as a non-current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million.  The EPC 1 arbitration hearings were held in November 2007. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum.  The amount of the award exceeded the book value of our claim receivable resulting in our recognition of a $183 million of operating income and $117 million of net income in the fourth quarter of 2009.  The arbitration award is legally binding and we have filed a proceeding in U.S. Federal Court to recognize the award.  PEMEX has attempted to challenge jurisdiction of the U.S. Federal Court and to nullify the award in Mexican court.  To date, PEMEX has been unsuccessful on procedural grounds in its nullification efforts in the Mexican courts.  We will respond to further efforts by PEMEX to nullify our award as may be required. We believe the timing of the collection of the award is uncertain and therefore, we have classified the amount due from PEMEX for EPC 1 as a long term receivable included in “Noncurrent unbilled receivable on long term contracts” as of March 31, 2010.

Escravos Project.  In July 2007, we and our joint venture partner modified the contract terms and conditions converting the project from a fixed-price to a reimbursable contract whereby we will be paid our actual cost incurred less a credit that approximates the charge we identified in the second quarter of 2006.  At March 31, 2010 the unamortized balance of the charge of $31 million is included as a component of the “Reserve for estimated losses on uncompleted contracts” in the accompanying condensed consolidated balance sheets.  “Advanced billings on uncompleted contracts” related to this project was $34 million at March 31, 2010.

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

Business Reorganization

Our reportable segments are consistent with the financial information that our chief executive officer (“CEO”), who is our chief operating decision maker, reviews to evaluate operating performance and make resource allocation decisions. In the first quarter of 2010, we reorganized our business into discrete engineering and construction business units, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities.    The reorganization includes the realignment of certain underlying projects among our existing business units as well as the transfer of certain projects to several newly formed business units as further described below.  Certain realigned business units are reported under the newly formed Hydrocarbons and Infrastructure, Government & Power (“IGP”) business groups which are reportable segments as defined by the criteria in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 280 – Segment Reporting.  Power and Industrial was previously reported as part of the Services operating segment.  Each business group is led by a business group president who reports directly to our chief operating decision maker.  Our Services business unit was also impacted by the reorganization, but continues to operate as a stand-alone reportable segment reporting directly to our chief operating decision maker. Our Ventures business unit was not impacted by the reorganization.  We have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segment presentation.

The following is a description of our three reportable segments:

Hydrocarbons.  Our Hydrocarbons business group serves the Hydrocarbon industry by providing services ranging from prefeasibility studies to designing, and construction to commissioning of process facilities in remote locations around the world.  We are involved in hydrocarbon processing which includes constructing liquefied natural gas (“LNG”) plants in several countries.  Our teams of global engineers also execute and provide solutions for projects in the biofuel, carbon capture, oil and gas, olefins and petrochemical markets.  The Hydrocarbons business group includes the Gas Monetization, Oil & Gas, Downstream, and Technology business units.  Prior to the 2010 business reorganization, the Downstream and Technology business units were reported as part of the Other segment and our Gas Monetization and Oil & Gas business units were collectively reported as the Upstream segment.

Our Gas Monetization business unit designs and constructs gas monetization facilities. We create LNG and gas-to-liquids (“GTL”) facilities that allow for the economical development and transportation of resources from locations across the globe.  Additionally, we make significant contributions in gas processing development, equipment design and innovative construction methods.  Our Oil & Gas business unit delivers onshore and offshore oil and gas production facilities which include platforms, floating production and subsea facilities, and pipelines. We also implement the infrastructure needed to make intricate projects feasible by managing projects ranging from deepwater through landfalls, to onshore environments, in remote desert regions, tropical rain forests, and major river crossings.  Our Downstream business unit provides a complete range of engineering, procurement, construction and construction services (“EPC-CS”) services, as well as program and project management, consulting, front-end engineering and design (“FEED”) for refineries, petrochemical and other plants.  Our Technology business unit provides expertise related to differentiated process technologies for the coal monetization, petrochemical, refining and syngas markets.

Index

Infrastructure, Government & Power.  Our IGP business group serves the Infrastructure, Government & Power industries delivering effective solutions to defense and governmental agencies worldwide, providing base operations, facilities management, border security, engineering, procurement and construction (“EPC”) services, and logistics support. We also deliver project management support and services for an array of complex initiatives and provide project management for the airfield design and construction program, runway expansion and widening, bridges, new cargo infrastructure and drainage improvements. For the industrial manufacturing industry, we provide EPC services which include feasibility studies, program management, FEED, start-up support, construction and construction management.  For the power industry, we execute projects which play a distinctive role in increasing the world's power generation capacity though our engineering, procurement, program management, construction and construction management services.  The IGP business group includes the North American Government and Defense (“NAGD”), International Government and Defense (“IGD”), Infrastructure and Minerals (“I&M”), and the Power and Industrial (“P&I”) business units.  Prior to the 2010 business reorganization, substantially all of the P&I business unit projects were reported as part of the Services reportable segment.

Services.  Our Services business unit delivers full-scope construction, construction management, fabrication, operations/maintenance, commissioning/startup and turnaround expertise to customers worldwide to a broad variety of markets including oil and gas, petrochemicals and hydrocarbon processing, power, alternate energy, pulp and paper, industrial and manufacturing, and consumer product industries.  Specifically, Services is organized around four major product lines; U.S. Construction, Industrial Services, Building Group and Canada. Our U.S. Construction product line delivers direct hire construction, construction management for construction only projects to a variety of markets and works closely with the Hydrocarbons group and Power and Industrial business unit to provide construction execution support on all domestic EPC projects.  Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This group works with all of our other operating units to identify potential for pull through opportunities and to identify upcoming EPC projects at one of the 80 plus locations where we have embedded KBR personnel. Our Building Group product line provides general commercial contractor-related services to education, food and beverage, health care, hospitality and entertainment, life science and technology, and mixed-use building clients.  Our Canada product line is a diversified construction and fabrication operation providing direct hire construction, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining and industrial markets.

Certain of our business units meet the definition of operating segments contained in FASB ASC 280 – Segment Reporting, but do not individually meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Ventures and Allstates business units as well as corporate expenses not included in the operating segments’ results.  Our segment information has been prepared in accordance with FASB ASC 280 – Segment Reporting.

Index

The table below presents information on our reportable business segments.

	Three Months Ended
	March 31,
Millions of dollars	2010	2009
Revenue: (a)
Hydrocarbons	$922	$884
Infrastructure, Government and Power	1,274	1,823
Services	415	475
Other	20	18
Total revenue	$2,631	$3,200

Operating segment income: (a)
Hydrocarbons	$76	$77
Infrastructure, Government and Power	46	85
Services	21	19
Other	9	11
Operating segment income	152	192

Unallocated amounts:
Labor cost absorption (b)	(4)	1
Corporate general and administrative	(49)	(49)
Total operating income	$99	$144
_____________________
(a)
Operating segment performance is evaluated by our chief operating decision maker using operating segment income which is defined as operating segment revenue less the cost of services and segment overhead directly attributable to the operating segment.  Intersegment revenues are eliminated from operating segment revenues.  Operating segment income excludes certain cost of services directly attributable to the operating segment that is managed and reported at the corporate level, and corporate general and administrative expenses.  We believe this is the most accurate measure of the ongoing profitability of our operating segments.

(b)	Labor cost absorption represents costs incurred by our central service labor and resource groups (above)/under the amounts charged to the operating segments.

Balance Sheet Information by Operating Segment

March 31,
Millions of dollars	2010

Total assets:
Hydrocarbons	$2,032
Infrastructure, Government and Power	2,746
Services	554
Other	257
Total assets	$5,589

Goodwill:
Hydrocarbons	$243
Infrastructure, Government and Power	149
Services	287
Other	12
Total	$691

Equity in/advances to related companies:
Hydrocarbons	$5
Infrastructure, Government and Power	10
Services	33
Other	119
Total	$167

Index

Note 5.  Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress, as well as cash held by our joint ventures that we consolidate for accounting purposes.  Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures.  Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $264 million at March 31, 2010 and $236 million at December 31, 2009.  In addition, cash and equivalents includes $134 million and $75 million as of March 31, 2010 and December 31, 2009, respectively, of cash related to a contract in progress that is approximately 64% complete at March 31, 2010. We expect to use the cash on these projects to pay project costs.

Included in “Other current assets” and “Other assets” at March 31, 2010 is restricted cash in the amounts of $19 million and $10 million, respectively.  Restricted cash primarily consists of amounts held in deposit with certain banks to collateralize standby letters of credit.

Note 6.  United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and the U.S. Army Europe (“USAREUR”) contract.

Given the demands of working in Iraq and elsewhere for the United States government, as discussed further below, we have disagreements and have experienced performance issues with the various government customers for which we work. When performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs.  The LogCAP III customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations.  Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although these criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amounts of award fees are determined at the sole discretion of the AFDO.

On February 19, 2010, KBR was notified by the AFDO that a determination had been made regarding the Company’s performance for the period January 2008 to April 2008 in Iraq. The notice stated that based on information received from various Department of Defense individuals and organizations after the date of the evaluation board in June 2008, the AFDO made a unilateral decision to grant no award fees for the period from January to April 2008.  While we disagree with the findings of the AFDO, we have not yet been provided with all of the specific information used by the AFDO to reach his decision.  We requested access to all information used by the AFDO in reaching his unilateral decision so that we are able to understand how he arrived at his conclusions, and to determine whether there are additional actions that we might take.  The AFDO has not responded to our request to date.

Index

As a result of the AFDO’s adverse determination, in the fourth quarter of 2009, we reversed award fees that had previously been estimated as earned and recognized as revenue.  Until we are able to reliably estimate fees to be awarded in the future, we will recognize award fees on the LogCAP III contract in the period they are awarded.  Award Fee Evaluation Boards were held in late March 2010 to evaluate our performance on the LogCAP III contract for the period from May 2008 through August 2009.  We have not been notified of the results of the evaluation and are expecting them during the second quarter of 2010.  If our next award fee letter has performance scores and award rates at levels for which we receive an award, our revenues and earnings will increase accordingly.

Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  In 2007, we reduced our award fee accrual rate on the LogCAP III contract from 84% to 80% of the total amount of possible award fees, as a result of the rate of actual award fees received in that year.  In 2008, based on our assessments of monthly non-binding customer evaluations of our performance and the request from our customer to take corrective actions related to our electrical work and the corrective actions that we did take in accordance with a plan agreed with our customer, we reduced our award fee accrual rate from 80% to 72% of the total possible award fees for the performance period beginning in April 2008 resulting in a charge of approximately $5 million in the fourth quarter of 2008.  We continued to use 72% as our accrual rate thereafter through the third quarter of 2009.

DCAA Audit Issues

The negotiation, administration and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to government administrative contracting officers who administer our contracts.  The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation, compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the administrative contracting officer. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the administrative contracting officer.  KBR is permitted to respond to these documents and provide additional support. At March 31, 2010, the Company has open Form 1’s from DCAA recommending suspension of payments totaling approximately $296 million associated with our contract costs incurred in prior years, of which approximately $153 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $109 million from our subcontractors under the payment terms of those contracts. In addition, we have recently received demand letters from our customer requesting that we remit a total of $121 million of disapproved costs to which we have not yet responded. We continue to work with our administrative contracting officers, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Claims.

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

Private Security.  In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments.  In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods.   At that time, the Army withheld an additional $22 million in payments from us bringing the total payments withheld to approximately $42 million as of March 31, 2010 out of the Form 1 notices issued to date of $103 million.

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

 In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer.  In March 2008, we filed an appeal to the Armed Services Board of Contract Appeals (“ASBCA”) to recover the initial $20 million withheld from us.  We believe these sums were properly billed under our contract with the Army.  At this time, we believe the likelihood that a loss related to this matter has been incurred is remote.  We have not adjusted our revenues or accrued any amounts related to this matter.  This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency (“DCMA”) recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and continue to provide information as requested by the DCMA. As of March 31, 2010, approximately $30 million of costs have been suspended under Form 1 notices and withheld from us by our customer related to this matter of which $28 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  Since 2007, the DCAA has sent Form 1 notices totaling $127 million suspending costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. As of March 31, 2010, we filed claims in the U.S. Court of Federal Claims to recover $57 million of amounts withheld from us by the customer.  With respect to questions raised regarding billing in accordance with contract terms, as of March 31, 2010, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.  As of March 31, 2010, we had withheld $71 million in payments from our subcontractors pending the resolution of these matters with our customer.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act.  Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers.  There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General.  As of March 31, 2010, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue.  The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued.  At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued.  We will continue to work with our customer to resolve this matter.

Index

Construction services. During the third quarter of 2009, we received a Form 1 notice from the DCAA disapproving approximately $26 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma.  The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable.  As of March 31, 2010, the U.S. Navy has withheld approximately $8 million from us.  We believe we undertook adequate and reasonable steps to ensure that bidding procedures were followed and documented and that the amounts billed to the customer were reasonable and justified.  As of March 31, 2010, we believe that the likelihood of further loss in excess of the amount accrued related to these claims is remote.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit.  In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which is currently in the discovery process.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of March 31, 2010, no amounts have been accrued.

Godfrey Qui Tam suit.  In December 2005, we became aware of a qui tam action filed against us and several of our subcontractors by a former employee alleging that we violated the False Claims Act by submitting overcharges to the government for dining facility services provided in Iraq under the LogCAP III contract.  As required by the False Claims Act, the lawsuit was filed under seal to permit the government to investigate the allegations.  In early April 2007, the court denied the government’s motion for the case to remain under seal, and on April 23, 2007, the government filed a notice stating that it was not participating in the suit.  In August 2007, the relator filed an amended complaint which added an additional contract to the allegations and added retaliation claims.  We filed motions to dismiss and to compel arbitration which were granted on March 13, 2008 for all counts except as to the employment issues which were sent to arbitration.  The relator filed an appeal and our position was upheld at the Appellate Court level as of January 6, 2010.  As no further actions was taken by the relator with regard to the remaining employment issues sent to arbitration, we consider this matter to be concluded.

First Kuwaiti Trading Company arbitration.  In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract.  First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million.  We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.”  First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $133 million as of March 31, 2010.  This matter is in the early stages of the arbitration process.  During the first quarter of 2010, the first of several arbitration hearings involving claims for lost vehicles were held for which a ruling has not yet been rendered.  The remaining hearings are scheduled to occur throughout 2010.  As of March 31, 2010, no amounts have been accrued and we are unable to determine a reasonable estimate of loss, if any, at this time.

Index

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.  TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004.  TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors.  In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government.  Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services.  TES filed a suit to overturn that settlement and release, claiming that KBR misrepresented the facts.  The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005.  We recorded un-reimbursable expenses of $19 million for the judgment received.  As of December 31, 2009, the full amount of the damages and interest awarded to TES was accrued.  In addition, we have filed a notice of appeal with the Court.

Electrocution litigation.  During 2008, a lawsuit was filed against KBR alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier.  This incident occurred at Al Taqaddum.  It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work.  We intend to vigorously defend this matter.  KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed.  The court has issued a stay in the discovery of the case.  The case is pending an appeal of certain pre-trial motions to dismiss that were previously denied.  Hearings on the appeal are expected to occur during the first half of 2010.  We are unable to determine the likely outcome of this case at this time.  As of March 31, 2010, no amounts have been accrued.

Burn Pit litigation.  KBR has been served with over 40 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract.  Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons.  The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated.  All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment.  We intend to vigorously defend these matters.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of these matters, nor estimate the amounts of potential loss, if any.  Accordingly, as of March 31, 2010, no amounts have been accrued.

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

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court.  In July 2008, the Court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine.  In February 2010, the court ruled in favor of the plaintiffs, denying two of our motions to dismiss the case.  In March 2010, the court granted in part and denied in part our third motion to dismiss the case.  In March 2010, we filed appeals on all issues and have moved to stay all proceedings in the trial court pending the resolution of the appeals.  The cases have been removed from the trial docket, which were previously set for May 2010.  We are unable to determine the likely outcome of these cases at this time.  As of March 31, 2010, no amounts have been accrued nor can we estimate the amount of potential loss, if any.

Index

DOJ False Claims Act complaint.  On April 1, 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms.  The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we knew that they contained costs of services for or that included improper use of private security.  We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under LogCAP III.  We are working to obtain additional information so that we can evaluate this complaint.   We have not adjusted our revenues or accrued any amounts related to this matter.

Other Matters

Claims.   Included in unbilled receivables in the accompanying balance sheets are unapproved claims for costs incurred under various government contracts totaling $102 million at March 31, 2010 and $113 million at December 31, 2009.  Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order.  The unapproved claims at March 31, 2010 include approximately $59 million largely resulting from the de-obligation of 2004 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed primarily under Dining Facilities above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The unapproved claims outstanding at March 31, 2010 are considered to be probable of collection and have been recognized as revenue.

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Hydrocarbons business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid six installments totaling $287 million to the DOJ and $177 million to the SEC as of March 31, 2010, and such payments totaled $464 million.  Of the payments mentioned above, Halliburton paid $47 million in the first quarter of 2010 and $274 million in the first quarter of 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities.  We have paid approximately $12 million related to our portion of the settlement agreement.

Index

At March 31, 2010, the remaining obligation to the DOJ of $103 million has been classified on our condensed consolidated balance sheet in “Other current liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $95 million has been classified on our condensed consolidated balance sheet in “Other current assets.”

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

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. We received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  Additionally, the U.K. Ministry of Defence (“MoD”) has indicated that it does not have any grounds to debar KBR LLC or any related KBR entities under its regulations.  However, this matter is currently the subject of a threatened legal challenge in the U.K. Although no formal proceedings have been issued to date, it is too early to make a judgment as to the risk of debarment from MoD contracting.  Although we do not believe we will be suspended or debarred of our ability to contract with other governmental agencies of the United States or any other foreign countries, suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

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

Index

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing.  Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us.  Accordingly, we have ceased the receipt of services from and payment of fees to these agents.  Fees for these agents are included in the total estimated cost for these projects at their completion.  In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us.  In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations.  We are initiating a dialogue with some of the agents in question to explore the possibility of achieving resolution of these matters in accordance with our existing compliance procedures.  As of March 31, 2010, agent fees of approximately $90 million are included in our estimated costs for various projects.  We will make no payments to these agents until we are assured that any payment complies with all applicable laws.  In addition, we will vigorously defend ourselves against any claims for payment from such agents.

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

Index

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.  To date, such provisions have been immaterial, and we believe that, as of March 31, 2010, we adequately provided for such contingencies.  However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. The portions of our business to which these requirements apply primarily relates to our Gas Monetization, Oil & Gas, Downstream and Services business units where we perform construction and industrial maintenance services or operate and maintain facilities. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $14 million.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of March 31, 2010, we had approximately $541 million in letters of credit and financial guarantees outstanding, of which $348 million were issued under our Revolving Credit Facility. We have an additional $204 million of these letters of credit that were issued under various facilities and are irrevocably and unconditionally guaranteed by Halliburton.

Other

We had commitments to provide funds to our privately financed projects of $44 million as of March 31, 2010 and $52 million as of December 31, 2009.  Commitments to fund our privately financed projects are supported by letters of credit as described above.  These commitments arose primarily during the early stages of these entities.  At March 31, 2010, approximately $16 million of the $44 million in commitments will become due within one year.

Effective December 24, 2009, we entered into a collaboration agreement with BP p.l.c. to market and license certain technology.  In conjunction with this arrangement, we acquired a license granting us the exclusive right to the technology.  In January 2010, as partial consideration for the license, we paid an initial fee of $20 million, which will be amortized on a straight-line basis over the 25-year life of the arrangement.

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

We have not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $18 million at March 31, 2010 and at December 31, 2009 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

In February 2010, we executed two lease amendments for office space located in two separate high-rise office buildings in Houston, Texas for the purpose of significantly expanding our current leased office space and to extend the original term of the leases to June 30, 2030.  These amendments did not change our historical accounting for these agreements as operating leases.  The essential provisions of the lease amendments are as follows:

601 Jefferson Building Lease.  The lease amendment extends the original term of the lease to June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates.  Annual base rent for the leased office space escalates ratably over the lease term from $9 million to $14 million.  The lease amendment includes a leasehold improvement allowance of $29 million primarily for the construction of leasehold improvements.  The lease may be terminated under a one-time option in March 2022 for all, or a portion, of the leased premises subject to a termination fee.  The 601 Jefferson building is owned by a joint venture in which KBR owns 50% interest with an unrelated party owning the remaining 50% interest.  The joint venture is currently evaluating options to finance the leasehold improvement allowance including debt that is non-recourse to the joint venture partners or capital contributions from each partner on a pro-rata basis according to ownership interest.  As of March 31, 2010, the nature of the funding for the leasehold improvement allowance has not been determined.

500 Jefferson Building Lease.  The lease amendment extends the original term of the lease to June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates.  The lease terms include a rent holiday for the first six months of the lease beginning July 1, 2010.  Annual base rent for the leased office space escalates ratably over the lease term from $2 million to $3 million.  The lease amendment includes a leasehold improvement allowance of $6 million primarily for the construction of leasehold improvements.  The lease may be terminated under a one-time option in March 2022 for all, or a portion, of the leased premises subject to a termination fee.

Note 8.  Income Taxes

Our effective tax rate was approximately 36% for the three months ended March 31, 2010 and 2009.  Our effective tax rate for the first quarter of 2010 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.   Our effective tax rate for the first quarter of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.

Index

Note 9.  Shareholders’ Equity

The following tables summarize our shareholders’ equity activities in the first quarter of 2010:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8

Stock-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	—	—	—	—	—	—
Tax benefit related to stock-based plans	—	—	—	—	—	—
Repurchases of common stock	(1)	—	—	(1)	—	—
Issuance of ESPP shares	2			2
Dividends paid to noncontrolling interests	(7)	—	—	—	—	(7)
Consolidation of Fasttrax Limited	(7)	—	—	—	—	(7)
Comprehensive income:
Net income	59	—	46	—	—	13
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	2	—	—	—	3	(1)
Pension liability adjustment, net of tax	3	—	—	—	2	1
Net unrealized gains (losses) on derivatives	3	—	—	—	3	—
Total	67

Balance at March 31, 2010	$2,354	$2,107	$900	$(224)	$(436)	$7

The following tables summarize our shareholders’ equity activities in the first quarter of 2009:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	3	3	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Tax benefit related to stock-based plans	—	—	—	—	—	—
Repurchases of common stock	(16)	—	—	(16)	—	—
Dividends paid to noncontrolling interests	(17)	—	—	—	—	(17)
Comprehensive income:
Net income	95	—	77	—	—	18
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(4)	—	—	—	(4)	—
Pension liability adjustment, net of tax	6	—	—	—	4	2
Net unrealized gains (losses) on derivatives	(3)	—	—	—	(3)	—
Total	94

Balance at March 31, 2009	$2,099	$2,095	$673	$(212)	$(442)	$(15)

Accumulated other comprehensive loss consisted of the following balances:

	March 31,	December 31,
Millions of dollars	2010	2009
Cumulative translation adjustments	$(51)	$(54)
Pension liability adjustments	(384)	(386)
Unrealized losses on investments and derivatives	(1)	(4)
Total accumulated other comprehensive loss	$(436)	$(444)

Index

Note 10. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$16	$11	$5	$—

Derivative assets	$16	$—	$16	$—

Derivative liabilities	$2	$—	$2	$—

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

Note 11.  Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.  Additionally, the majority of our joint ventures are also variable interest entities which are further described under “Variable Interest Entities.”

Equity Method Investments

Brown & Root Condor Spa (“BRC”) BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. As of March 31, 2010, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection.

Variable Interest Entities

We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810. As a result of the adoption of ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010, FASB ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.  If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE.  We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption.

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary.  Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer, such as a governmental agency or a commercial enterprise, and are generally dissolved upon completion of the project or program.  Many of our long-term energy-related construction projects in our Hydrocarbons business group are executed through such joint ventures.  Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture.  Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset post construction.

Index

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE.  A qualitative assessment begins with an understanding of nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity.  We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and significant, contracted service providers.  Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities.  Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions.  Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts, and other subordinated financial support.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

U.K. Road Projects.  We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting.  The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners.  These joint ventures are variable interest entities; however, we are not the primary beneficiary of these joint ventures.  As of March 31, 2010, these joint ventures had total assets and liabilities of $1.5 billion.  As of December 31, 2009, these joint ventures had total assets of $1.7 billion and total liabilities of $1.6 billion.  Our maximum exposure to loss was $31 million at March 31, 2010, which represents our investment balance.

Fermoy Road Project.  We participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland.  The joint ventures were funded through debt and were formed with minimal equity.  These joint ventures are variable interest entities; however, we are not the primary beneficiary of the joint ventures.  We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.  As of March 31, 2010 and December 31, 2009, the joint ventures had combined total assets of $249 million and $271 million, and total liabilities of $270 million and $295 million, respectively. Our maximum exposure to loss was $2 million at March 31, 2010.

Allenby & Connaught Project.  In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom.  In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities.  We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract.  In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence.  Our performance through the construction phase is supported by $93 million in letters of credit and surety bonds totaling approximately $15 million as of March 31, 2010, both of which have been guaranteed by Halliburton.  Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners.  The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us.  The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities.  We account for our interests in each of the entities using the equity method of accounting.  As of March 31, 2010, the aggregate total assets and total liabilities of the variable interest entities were both $2.9 billion.  As of December 31, 2009, the aggregate total assets and total liabilities of the variable interest entities were both $3.0 billion.  Our maximum exposure to project company losses as of March 31, 2010 was $74 million.  Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.  As of March 31, 2010, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $51 million and $21 million, respectively.  The $53 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $44 million remaining commitment to fund subordinated debt to the project in the future.

Index

EBIC Ammonia Project.  We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity.  Indebtedness of EBIC under its debt agreement is non-recourse to us.  We are not the primary beneficiary of the variable interest entity.  As of March 31, 2010, the variable interest entity had total assets of $583 million and total liabilities of $443 million.  As of December 31, 2009, the variable interest entity had total assets of $598 million and total liabilities of $489 million.  Our maximum exposure to loss related to our involvement with this project at March 31, 2010 was $49 million.  As of March 31, 2010, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $48 million and $8, respectively.  The $41 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of March 31, 2010.

Other LNG Projects.  We have equity ownership in three joint ventures to execute EPC projects.  Our equity ownership ranges from 33% to 50%, and these joint ventures are variable interest entities.  We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting.  At March 31, 2010 and December 31, 2009, these joint ventures had aggregate assets of $368 million and $430 million and aggregate liabilities of $650 million and $712 million, respectively.  As of March 31, 2010, total assets and liabilities recorded within our balance sheets were $23 million and $38 million, respectively.  Our aggregate, maximum exposure to loss related to these entities was $23 million at December 31, 2010, and comprises primarily our equity investment and contract receivables with all joint ventures.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Fasttrax Limited Project.  In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the United Kingdom Ministry of Defense (“MOD”) a fleet of 92 new heavy equipment transporters (“HETs”) capable of carrying a 72-ton Challenger II tank.  The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army.  The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extends through 2023.  The JV’s entity structure includes a parent entity and its 100%-owned subsidiary, Fasttrax Ltd (the “SPV”).  KBR and its partner own each 50% of the parent entity.

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million.  The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax.  The total amount of debt consolidated at March 31, 2010, was approximately $105 million of which $8 million was classified as “Current non-recourse project-finance debt of a variable interest entity” and $97 million was classified as “Noncurrent non-recourse project-finance debt of a variable interest entity” on KBR’s condensed consolidated balance sheet.

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million.  Payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which end in 2021.  Subordinated notes payable to our 50% partner initially bear interest at 11.25% increasing to16% over the term of the note through 2025.  Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the note.

The combined principal installments for both classes of bonds and subordinated notes due for the years ended December 31, 2010, 2011 and 2012 and thereafter total approximately £5 million, £6 million, £6 million and £53 million, respectively.

Effective January 1, 2010, upon the adoption of the newly issued guidance in FASB ASC 810 – Consolidation, we determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact the economic performance of the entity.   This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting because no party absorbed the majority of the expected losses, which was the determining factor under the superceded standard.  We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption.  Upon consolidation of this joint venture, consolidated current assets increased by $26 million primarily related to cash and equivalents, consolidated noncurrent assets increased by $89 million related to property, plant and equipment, consolidated current liabilities increased by $10 million primarily related to accounts payable, and noncurrent liabilities increased by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the JV’s operations.  No gain or loss was recognized by KBR upon consolidation of this VIE.  As of March 31, 2010 and December 31, 2009, the joint venture had total assets of $111 million and $117 million, and total liabilities of $117 million and $124 million, respectively.  Assets collateralizing the JV’s senior bonds include cash and equivalents of $24 million and property, plant, and equipment of approximately $81 million, net of accumulated depreciation of $33 million as of March 31, 2010.  The bonds of the SPV, being non-recourse to KBR, are shown on the face of our condensed consolidated balance sheet as non-recourse project-finance debt.

Index

Escravos GTL Project.  During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At March 31, 2010 and December 31, 2009, the joint venture had $404 million and $387 million in total assets and $500 million and $482 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at March 31, 2010 and December 31, 2009, the joint venture had approximately $122 million and $128 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Pearl GTL Project.  In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar.  The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.  The joint venture is considered a VIE.  We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.  As of March 31, 2010, the Pearl joint venture had total assets of $151 million and total liabilities of $132 million. As of December 31, 2009, the Pearl joint venture had total assets of $157 million and total liabilities of $138 million.

Gorgon LNG Project.  We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant.  The joint venture is considered a VIE, and, as a result of our being the primary beneficiary, we consolidate this joint venture for financial reporting purposes.  As of March 31, 2010, the joint venture had total assets of $156 million and total liabilities of $154 million.  As of December 31, 2009, the joint venture had total assets and total liabilities of $109 million.

Note 12.  Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$2
Interest cost	1	22	1	18
Expected return on plan assets	(1)	(23)	(1)	(21)
Recognized actuarial loss	—	5	—	3
Curtailment	—	—	—	(4)
Net periodic benefit cost (benefit)	$—	$4	$—	$(2)

For the three months ended March 31, 2010, we contributed $2 million of the $11 million we currently expect to contribute in 2010 to our international plans, and less than $1 million of the $3 million we currently expect to contribute to our domestic plans in 2010.

Index

In March 2009, we amended the terms and conditions of one of our international pension plans and ceased future service and benefit accruals for all plan participants.  This action meets the definition of a curtailment under FASB ASC 715 - Compensation - Retirement Benefits, and resulted in a curtailment gain of approximately $4 million during the first quarter of 2009.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three months ended March 31, 2010 and 2009.

Note 13.  Transactions with Former Parent and Other Related Party Transactions

Our balance payable to Halliburton of $53 million at both March 31, 2010 and December 31, 2009, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenues from services provided to our unconsolidated joint ventures recorded in our condensed consolidated statements of income were $34 million and $53 million for the quarters ended March 31, 2010 and 2009, respectively. On transactions with our joint ventures, we recognized in our condensed consolidated statements of income a profit of $6 million for the quarter ended March 31, 2010 and a loss of $5 million for the quarter ended March 31, 2009.

Note 14.  Recent Accounting Pronouncements

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 will require additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009.  The adoption of ASU 2009-16 does not have a material impact on our financial position, results of operations, cash flows and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

Index

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of this accounting standard update does not have a material impact on our financial position, results of operations, cash flows and disclosures.

Note 15.  Subsequent Event

On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments, indemnification obligations of the sellers, and other contingent obligations related to the operation of the business.  Energo provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry. Energo will be integrated into our Hydrocarbons segment, which will enable that business to expand its capabilities worldwide as well as support FEED and detailed design projects.  We have not yet completed our purchase price allocation related to this transaction.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year.  The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2009 Annual Report on Form 10-K.

Business Environment and Results of Operations

Business Reorganization

During the first quarter of 2010, we reorganized our business into discrete engineering and construction business units, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities.  The reorganization includes the realignment of certain underlying projects among our existing business units as well as the transfer of certain projects to several newly formed business units.  Certain realigned business units are reported under the newly formed Infrastructure, Government & Power (“IGP”) and Hydrocarbons business groups.  Each business group is led by a business group president who reports directly to our chief operating decision maker.  Our Services and Ventures business units will continue to operate as stand-alone business units reporting directly to our chief operating decision maker. See “Results of Operations” for further description of our realigned business units.

Business Environment

Hydrocarbon Markets

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

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008.  We have indications that the hydrocarbons market in most geographical regions outside of North America has recovered from the worldwide economic recession and financial market condition.  Specifically relating to construction and maintenance in the United States we continue to see projects proceeding predominately with smaller projects, focused on environmental, reliability and efficiency improvements.  The Canadian oil sands market, which fell sharply in 2009, is rebounding and we are expecting increased activity throughout 2010 and into 2011.  Our outlook for maintenance spending in North America is being influenced by the need of our customers to complete projects, previously deferred, that are now expected to proceed.

Infrastructure, Government and Power Markets

A significant portion of our IGP business group’s current activities support the United States’ and the United Kingdoms’ operations in Iraq, Afghanistan and in other parts of the Middle East region.  These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending.  The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III contract, which was a competitively bid contract.  KBR is the only company providing services under this contract.  Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders.  As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue.  We expect the U.K. military will remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

In the civil infrastructure sector, we operate in diverse sectors, including transportation, waste and water treatment and facilities maintenance.  In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East.  In Australia, we also provide related services to the global mining industry.  There has been a general trend of historic under-investment in infrastructure, particularly related to the quality of water, wastewater, roads and transit, airports, and educational facilities which has historically declined while demand for expanded and improved infrastructure has historically outpaced funding.  We have seen increased activity related to these types of projects, however, the global economic recession has caused a slow down in some projects.  Stimulus spending and a general economic recovery should result in increased opportunities in the future across all sectors.

Index

In the industrial sector, we operate in a number of markets, including forest products, minerals and metals and consumer products, with a heavy domestic focus, but with our international opportunities increasing.  Forest products and consumer products are seeing some market improvements with minerals and metals markets sensitive to potential stimulus spending.  In the power market sector, we service both utility and independent power producers, also with a heavy domestic focus.  This market continues to be driven by air quality related projects and new generation projects, including renewables.  Future Federal regulations could have significant impact on both components of the market, but the timing is not easily predictable at this time.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forestry products, power, commercial buildings, general industrial and manufacturing.  Similar to the Hydrocarbons’s markets we see the projects that are proceeding are focused on meeting statutory requirements and efficiency improvements rather than capacity expansion.  Despite the volatility in economic conditions throughout 2009, we continued to see an increase in prequalification requests from our clients and expect a number of our markets to strengthen in 2010.

For a more detailed discussion of the results of operations for each of our business groups and business units, corporate general and administrative expense, income taxes and other items, see “Results of Operations” below.

Results of Operations

We analyze the financial results for each of our business groups and business units.  The business groups presented are consistent with our reportable operating segments discussed in Note 4 (Business Segment Information) to our condensed consolidated financial statements.  While certain of the business groups and business units presented below do not meet the criteria for reportable segments in accordance with FASB ASC 280 – Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors for various reasons including monitoring our progress and growth in certain markets and product lines.

The following is a description of each of our reorganized business units:

Hydrocarbons.  The Hydrocarbons business group includes the Gas Monetization, Oil & Gas, Downstream, and Technology business units.

Gas Monetization business unit – Our Gas Monetization business unit designs and constructs gas monetization facilities. We create liquefied natural gas (LNG) and gas-to-liquids (GTL) facilities that allow for the economical development and transportation of resources from locations across the globe.  Additionally, we make significant contributions in gas processing development, equipment design and innovative construction methods.

Oil & Gas business unit – Our Oil & Gas business unit delivers onshore and offshore oil and gas production facilities which include platforms, floating production and subsea facilities, and pipelines.  We also implement the infrastructure needed to make intricate projects feasible by managing projects ranging from deepwater through landfalls, to onshore environments, in remote desert regions, tropical rain forests, and major river crossings.

Downstream business unit – Our Downstream business unit serves clients in the petrochemical, refining, chemicals and syngas markets, executing front-end engineering and design (“FEED”) and engineering, procurement and construction (“EPC”) projects throughout the world. We leverage our differentiated process technologies, but also execute projects and complexes using non-KBR technologies.  Our success is based on delivering exceptional value over the lifecycle of projects in the hydrocarbon market.

Technology business unit – Our Technology business unit offers highly efficient, differentiated process technologies for the coal monetization, petrochemical, refining and syngas markets. In addition to offering technology licenses, we partner with our Downstream business unit on project management and EPC projects to provide fully integrated solutions worldwide.  Our processes provide for petrochemical and refining plants across the globe.

Index

Infrastructure, Government & Power.  The IGP business group includes the North American Government and Defense (“NAGD”), International Government and Defense (“IGD”), Infrastructure and Minerals (“I&M”), and the Power and Industrial (“P&I”) business units.

NAGD business unit – Our NAGD business unit offers operations, maintenance, and logistics support in both contingency and sustainment environments as well as construction and design or build services to the United States Department of Defense (“DOD”) and other federal government agencies.

IGD business unit – Our IGD business unit supports armed forces and government departments around the world by providing logistics and field support, operations and maintenance of camps and bases, program and project management, construction management, training, visualization software and engineering and support services.  We also provide a range of services to other government departments in the UK, Europe, Middle East and Australia, especially in supporting national resilience.

I&M business unit – Our I&M business unit provides engineering, construction and project management services across the world on large and complex infrastructure projects. We have a focus on technical excellence, incorporating safety and sustainability factors into the planning, design and construction of our work.  Created in late 2009, the business unit provides global focus and leadership in four key markets – facilities (includes buildings and pipelines); minerals; transport (aviation, ports, rail and roads); and water.

P&I business unit – Our P&I business unit provides EPC services for the industrial and power markets.  Our services include feasibility studies, project management, FEED, start-up support and construction.  Within Industrial, we work with clients to build pulp and paper, manufacturing, consumer products and steel plants using our EPC expertise.  Within Power, we build Air Quality Control System projects, and new generation projects, including renewables; also using our EPC expertise.

Services.  Our Services business unit delivers full-scope construction, construction management, fabrication, operations/maintenance, commissioning/startup and turnaround expertise to customers worldwide to a broad variety of markets including oil and gas, petrochemicals and hydrocarbon processing, power, alternate energy, pulp and paper, industrial and manufacturing, and consumer product industries.  Specifically Services is organized around four major product lines; US Construction, Industrial Services, Building Group and Canada. Our US Construction product line delivers direct hire construction, construction management for construction only projects to a variety of markets and works closely with the Hydrocarbon group and Power and Industrial Business unit to provide construction execution support on all domestic EPC projects.  Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This group works with all of our other operating units to identify potential for pull through opportunities and to identify upcoming EPC projects at one of the 80 plus locations where we have embedded KBR personnel. Our Building Group product line provides general commercial contractor-related services to education, food and beverage, health care, hospitality and entertainment, life science and technology, and mixed-use building clients. Our Canada product line is a diversified construction and fabrication operation providing direct hire construction, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining, and industrial markets.

Index

For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate general and administrative expenses and other non-operating income and expense items.

 Revenue by Business Unit

	Three Months Ended March 31,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$675	$656	$19	3%
Oil & Gas	84	95	(11)	(12)%
Downstream	133	113	20	18%
Technology	30	20	10	50%
Total Hydrocarbons business group revenue	922	884	38	4%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,010	1,563	(553)	(35)%
International Government and Defense	94	70	24	34%
Infrastructure and Minerals	73	86	(13)	(15)%
Power and Industrial	97	104	(7)	(7)%
Total IGP business group revenue	1,274	1,823	(549)	(30)%

Services	415	475	(60)	(13)%
Ventures	15	8	7	88%
Other	5	10	(5)	(50)%
Total revenue	$2,631	$3,200	$(569)	(18)%
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

Index

Income (loss) by Business Unit
	Three Months Ended March 31,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$53	$65	$(12)	(18)%
Oil & Gas	16	18	(2)	(11)%
Downstream	22	6	16	267%
Technology	12	9	3	33%
Total job income	103	98	5	5%
Divisional overhead	(27)	(21)	(6)	(29)%
Total Hydrocarbons business group income	76	77	(1)	(1)%
Infrastructure, Government and Power (“IGP”):
North America Government and Defense	36	74	(38)	(51)%
International Government and Defense	18	14	4	29%
Infrastructure and Minerals	18	24	(6)	(25)%
Power and Industrial	14	9	5	56%
Total job income	86	121	(35)	(29)%
Divisional overhead	(40)	(36)	(4)	(11)%
Total IGP business group income	46	85	(39)	(46)%
Services:
Job income	37	36	1	3%
Divisional overhead	(16)	(17)	1	6%
Total Services business unit income	21	19	2	11%
Ventures:
Job income (loss)	9	8	1	13%
Gain on sale of assets	—	2	(2)	(100)%
Divisional overhead	(1)	—	(1)	—
Total Ventures business unit income	8	10	(2)	(20)%
Other:
Job income	2	3	(1)	(33)%
Divisional overhead	(1)	(2)	1	50%
Total Other business unit income	1	1	—	—

Total business unit income	$152	$192	$(40)	(21)%
Unallocated amounts:
Labor costs absorption (1)	(4)	1	(5)	(500)%
Corporate general and administrative	(49)	(49)	—	—
Total operating income	$99	$144	$(45)	(31)%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Index

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Hydrocarbons Business Group

Gas Monetization.   Revenues in the first quarter of 2010 in our Gas Monetization Operations increased by $19 million primarily due to increased activity from the Gorgon LNG project.  Revenue from this project increased $73 million in the first quarter of 2010 as a result of the transition from the FEED to the EPCM portion of the project which was awarded in the third quarter of 2009.  Partially offsetting the 2010 increases in Gas Monetization revenues are declines in revenues of approximately $40 million due to lower activity on the Pearl GTL and Skikda LNG projects.

Gas Monetization job income decreased approximately $12 million in the first quarter of 2010 compared to the same period of the prior year.  Job income decreased $7 million in the aggregate on the Pearl GTL and Skikda LNG projects primarily all due to lower progress than in the first quarter of 2009.  We recognized lower incentive fees on the Escravos GTL project in the first quarter of 2010.  Additionally, job income in the first quarter of 2009 included $16 million as a result of the reversal of certain commercial agent fees in the first quarter of 2009.  Partially offsetting these first quarter 2010 decreases in Gas Monetization Operations job income was an increase in job income on the Gorgon LNG EPCM that was awarded in the third quarter of 2009.

Oil & Gas. Revenues from our Oil & Gas Operations decreased by approximately $11 million in the first quarter of 2010 as compared to the first quarter of 2009.  The decrease in revenue is primarily due to several technical service projects that were either completed in 2009 or nearing completion as of the end of the first quarter of 2010.  Partially offsetting these decreases in revenues were increases of approximately $16 million in the aggregate related to new project awards including the COP Define, Jack St. Malo and other projects.

Job income in our Oil & Gas Operations in the first quarter of 2010 decreased by $2 million over the same quarter of the prior year.  The decrease in Oil & Gas Operations job income includes approximately $9 million decrease related to various projects that were either completed in 2009 or nearing completion in the end of the first quarter of 2010.  In the first quarter of 2009, an unfavorable arbitration award related to the In Amenas project which resulted in a $15 million decrease to job income in the first quarter of 2009.

Downstream. Downstream revenue in the first quarter of 2010 increased by $20 million primarily due to several petrochemical projects including the Ras Tanura and Shaybah projects which increased approximately $27 million in the aggregate as a result of increased activity over the prior year.  Additionally, revenue increased a combined $26 million on our Sonangol and Yanbu refining projects primarily due to increased activity.  These increases in revenues were partially offset by lower revenues on other refining projects as well as several chemical projects as they were either completed or nearing completion.

Downstream job income in the first quarter of 2010 increased by approximately $16 million as compared to the same period of the prior year primarily due to the increased activity on the Sonangol and Ras Tanura projects.  Additionally, Downstream job income in the first quarter of 2009 included charges on our EBIC ammonia project due to additional costs related to the commissioning and start up of the plant which further contributed to the improvement in job income during the first quarter of 2010.

Technology. Technology revenues and job income in the first quarter of 2010 increased by a net $10 and $3 million, respectively, primarily due to the progress achieved on a number of new projects including a grassroots ammonia and urea project in Turkmenistan, several ammonia equipment projects in Saudi Arabia, petrochemical plants in China and Korea, and a refining project in Angola.  These new projects contributed approximately $14 million to the increase in Technology revenues and approximately $5 million to the increase in Technology job income in the first quarter of 2010.  Partially offsetting these increases were decreases in revenue and job income associated with the completion of an ammonia project in Venezuela.

Infrastructure, Government and Power (“IGP”) Business Group

North America Government and Defense (“NAGD”).  Revenue from our NAGD Operations decreased approximately $553 million in the first quarter of 2010 over the same period in the prior year largely as a result of an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract.  The lower volume is primarily due to reductions in staff and personnel on project which occurred in late 2009 and early 2010.  Combat troop levels declined throughout 2009 in a similar manner.  We expect to continue providing services on certain task orders through the second half of 2010.  We were selected as one of the executing contractors of the LogCAP IV contract and the US Army is currently executing a transition plan from the LogCAP III to the LogCAP IV contract. We expect our overall volume of work to continue to decrease on the LogCAP III project throughout the remainder of 2010.  Also contributing to the decrease in NAGD revenue is $48 million less revenue as a result of lower volumes of work under the CENTCOM and the completion of a number of other U.S. government projects.

Index

Job income from our NAGD Operations decreased by approximately $38 million primarily as a result of a decrease in job income on the LogCAP III project.  Award fees on the LogCAP III project in the first quarter of 2010 were approximately $21 million lower as compared to the same period of the prior year because we recognized no award fee in the first quarter of 2010 and recognized $21 million of award fees in the first quarter of 2009.  On February 19, 2010, we were notified by the U.S. Army’s Iraq Award Fee Evaluation Board for the LogCAP III project that KBR would not receive any award fees for the period from January 1, 2008 through April 30, 2008.  As a result, we re-evaluated our assumptions used in the estimation process related to the remainder of the open performance periods from May 1, 2008 through December 31, 2009, that were based on historic experience, and in light of the discretionary actions of the Award Fee Determining Official (“AFDO”) in February 2010, and our inability to obtain assurance to the contrary, we concluded that we can no longer estimate the fees to be awarded.  Accordingly, we reversed award fees of approximately $132 million in the fourth quarter of 2009 and ceased accruing any further award fees until we can reliably estimate fees to be awarded in the future or when such fees are actually awarded.  If our next award fee letter has better performance scores and award rates are at levels for which we will receive an award, our revenues and earnings will increase accordingly.   Additionally, job income on the LogCAP III project decreased another $18 million as a result of lower volumes and higher charges for potentially unallowable costs.

International Government and Defense (“IGD”).  Revenue from our IGD Operations increased approximately $24 million and job income increased approximately $4 million in the first quarter of 2010 over the same period in the prior year which primarily related to the increasing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD under the TDA and CONLOG projects.  Increases in revenue and job income on these two projects were partially offset by decreases on projects for the MoD as that project was essentially completed in 2009.

Infrastructure and Minerals (“I&M”).  Revenue from our I&M Operations decreased approximately $13 million in the first quarter of 2010 over the same period in the prior year due to lower overall activity on several projects including Southern Region Water Pipeline and Hope Downs projects in Australia, the Scottish Water project in the U.K. and the Yas Island Development project in Abu Dhabi.  These projects have either been completed prior to the first quarter of 2010 or scaled down as a result of the global economic conditions.  Additionally, new project awards have been either delayed or canceled further contributing to the decrease.   Job income from our I&M Operations decreased in the first quarter of 2010 by approximately $6 million primarily as a result of the overall decrease in project activity and new project awards.

Power and Industrial (“P&I”).  Revenue from our P&I Operations decreased approximately $7 million in the first quarter of 2010 over the same period in the prior year largely as a result of the completion of the first three units on the Georgia Power plant project in 2009.  This decrease was partially offset by increased volume on the Red River project and mobilization of a new waste-to-energy project in Florida.  Job income from our P&I Operations increased in the first quarter of 2010 primarily due to project change orders, mobilization of and increased volumes on new projects, including the Red River project.

Services

 Services revenues in the first quarter of 2010 decreased by $60 million as compared to the first quarter of 2009.  Approximately $90 million of the decrease occurred in our Building Group due to lower volume of new awards.  Although the building group was recently awarded several new projects including the Boeing 787 and Alabama Children’s Hospital, these projects did not significantly contribute to revenues in the first quarter of 2010.  These two new projects are executed through joint ventures that we do not control and are thus accounted for under the equity method of accounting.  Partially offsetting these decreases in revenues were increases due to higher progress on the Shell AOSP project in Canada which is operating at estimated peak manpower with an increase in revenue of $42 million over the first quarter of 2009.

Job income increased by approximately $1 million in the first quarter of 2010 over the first quarter of 2009.  Job income resulting from the increased activity on the Shell AOSP, Hunt Refining and Progress Energy projects were largely offset as a result of work that was substantially completed in 2009 including the Conoco Phillips Borger and ExxonMobil Flare Gas projects as well as the lower volume of new project awards in our Building Group and Industrial Services product lines.

Index

Ventures

Ventures revenue was $15 million and job income was $9 million in the first quarter of 2010 as compared to revenue of $8 million and job income of $8 million in the first quarter of 2009.  The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited, which is the primary contracting entity with the MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military.  This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting.  Effective January 1, 2010, we determined we were the primary beneficiary pursuant to the adoption of in FASB ASC 810 – Consolidation in the first quarter of 2010.  Ventures job income increased during the first quarter of 2010 primarily due to the consolidation of Fasttrax Ltd. as well as improved performance of the EBIC ammonia plant project which became operational in 2009.

Labor cost absorption.  Labor cost absorption expense was $4 million in the first quarter of 2010 and labor cost absorption income $1 million in the first quarter of 2009. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption expense increased in the first quarter of 2010 primarily due to lower chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount.  Partially offsetting these increases were lower costs due to closure of one of our offices in Lagos as well as lower costs under our 2009 incentive compensation plan.

Index

Allocation of Services Business Unit to IGP and Hydrocarbons

The Services business segment provides construction and maintenance services to clients in a number of markets.  Customer focus, attention to highly productive delivery, and a diverse market presence we believe are keys to our success in delivering construction and maintenance services.  Accordingly, the Services business segment focuses on these key success factors.  The analysis shown below is supplementally provided to present the revenues of our reportable business segments by market.  The revenues managed by the Services business segment have been allocated based on the markets served by the Services business segment.  The perspective highlights the markets served by our Services segment.

	Three Months Ended March 31, 2010
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$675	$—	$675
Oil & Gas	84	89	173
Downstream	133	142	275
Technology	30	—	30
Total Hydrocarbons business group revenue	922	231	1,153

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,010	10	1,020
International Government and Defense	94	—	94
Infrastructure and Minerals	73	—	73
Power and Industrial	97	174	271
Total IGP business group revenue	1,274	184	1,458

Services	415	(415)	—
Other	20	—	20
Total KBR Revenue	$2,631	$—	$2,631

	Three Months Ended March 31, 2009
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$656	$—	$656
Oil & Gas	95	43	138
Downstream	113	137	250
Technology	20	—	20
Total Hydrocarbons business group revenue	884	180	1,064

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,563	9	1,572
International Government and Defense	70	—	70
Infrastructure and Minerals	86	—	86
Power and Industrial	104	286	390
Total IGP business group revenue	1,823	295	2,118

Services	475	(475)	—
Other	18	—	18
Total KBR Revenue	$3,200	$—	$3,200

Index

Non-operating items

Net interest expense was $4 million in the first quarter of 2010 and net interest income was $1 million in the first quarter of 2009.  Interest expense increased in the first quarter primarily as a result of the increase in fees paid for our new credit facility and increased annual fee rates associated with outstanding performance-related and financial-related issued letters of credit and guaranteed surety bonds with Halliburton.  Interest rates earned on our invested cash remained relatively flat for the first quarter of 2010 compared to the first quarter of 2009 as a result of the current economic conditions, which further contributed to the decrease in interest income.

We had foreign currency losses of $2 million in the first quarter of 2010 and foreign currency gains of $5 million in the first quarter of 2009.  The foreign currency gains in the first quarter of 2009 were primarily related to the Euro.  Foreign currency losses in the first quarter of 2010 were from currencies with no hedge market such as the Algerian Dinar and currencies in emerging markets, and losses related to the British Pound.

Provision for income taxes was $34 million in the first quarter of 2010 and $55 million in the first quarter of 2009.  Our effective tax rate was approximately 36% for the three months ended March 31, 2010 and 2009.  Our effective tax rate for the first quarter of 2010 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.   Our effective tax rate for the first quarter of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.

Net income attributable to noncontrolling interests (“NCI”) was $13 million in the first quarter of 2010 and $18 million in the first quarter of 2009.  The decline of $5 million was primarily attributable due to a decrease in NCI related to MWKL and our Escravos project partially offset by an increase in NCI due to increased activity on our Gorgon project.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog.  However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue.  Our backlog for projects related to unconsolidated joint ventures totaled $1.9 billion at March 31, 2010 and $2.1 billion at December 31, 2009.  We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary.  Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $4.5 billion at March 31, 2010 and $4.6 billion at December 31, 2009.

Index

Backlog($3.0)
(in millions)
	March 31,	December 31,
	2010	2009
Hydrocarbons:
Gas Monetization	$6,491	$6,976
Oil & Gas	117	109
Downstream	482	535
Technology	131	154
Total Hydrocarbons backlog	7,221	7,774
Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,293	1,341
International Government and Defense	1,280	1,427
Infrastructure and Minerals	145	167
Power and Industrial	285	338
Total IGP backlog	3,003	3,273
Services	2,338	2,302
Ventures	780	749
Total backlog for continuing operations	$13,342	$14,098
________________________
(1)
All backlog is attributable to firm orders as of March 31, 2010 and December 31, 2009. Backlog attributable to unfunded government orders was $133 million at March 31, 2010 and $326 million as of December 31, 2009.

We estimate that as of March 31, 2010, 54% of our backlog will be complete within one year. As of March 31, 2010, approximately 19% of our backlog was attributable to fixed-price contracts and 81% was attributable to cost-reimbursable contracts.  For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons business group backlog declined approximately $553 million, primarily because of a decline in Gas Monetization business unit backlog of approximately $485 million primarily due to work performed on the Gorgon, Skikda and other projects and with no new significant awards in the first quarter of 2010.  Also contributing to the decline in Hydrocarbons business group backlog was a decline in the Downstream business unit backlog of approximately $53 million primarily related to work performed on our Ras Tanura, Sonangol, Saudi Kayan and other projects.

Backlog in our IGP business group decreased by $270 million primarily as a result of the net work-off on existing projects of approximately $436 million, that were partially offset by new awards of $ 166 million primarily in our International and North America Government and Defense operations.  Work performed in our North America Government and Defense operations was approximately $155 million in the first quarter primarily related to our LogCAP III project, DOCCC, Centcom and Alaska JOC projects, partially offset by new awards of $100 million on our LogCAP IV project.  In our International Government and Defense operations we had work performed of $177 million primarily related to the Allenby and Connaught project, Conlog and TDA, which was partially offset by new awards in 2010, primarily from the U.K. MoD.

Backlog in Services remained relatively flat at $2.3 billion.  Major awards in Services included projects in our Building Group product line such as the Boeing 787 and Alabama Children’s Hospital projects as well as the DuPont project in our Industrial Services product line.

Liquidity and Capital Resources

Cash and equivalents totaled $908 million at March 31, 2010 and $941 million at December 31, 2009, which included $264 million and $236 million, respectively, of cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. Additionally, cash and equivalents includes $134 million and $75 million as of March 31, 2010 and December 31, 2009, respectively, of cash related to a contract in progress that is approximately 64% complete at March 31, 2010. We expect to use the cash on these projects to pay project costs.

Index

As of March 31, 2010, we had restricted cash of $29 million related to the amounts held in deposit with certain banks to collateralize standby letters of credit, of which $19 million is included in “Other current assets” and $10 million is included in “Other assets” in the accompanying condensed consolidated financial statements.

Revolving Credit Facility

On November 3, 2009, we entered into a new syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing the Prior Revolving Credit Facility, which was terminated at the same time as the closing of the Revolving Credit Facility.  The Revolving Credit Facility may be used for working capital and letters of credit for general corporate purposes which expires in November 2012.  While there is no sublimit for letters of credit under this facility, letters of credit fronting commitments that totaled $830 million at December 31, 2009 has been expanded to $880 million in January 2010.  Amounts drawn under the Revolving Credit Facility will bear interest at variable rates based either on the London interbank offered rate plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or the London interbank offered rate plus 1%. Fees on letters of credit issued under the Revolving Credit Facility are 1.5% for performance and commercial letters of credit and 3% for all others.  We are also charged an issuance fee of 0.05% for the issuance of a letter of credit, a per annum commitment fee of 0.625% for any unused portion of the Revolving Credit Facility, and a per annum fronting commitment fee of 0.25%.  As of March 31, 2010, there were no borrowings and $348 million in letters of credit issued and outstanding under the Revolving Credit Facility.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders equity attributable to the sale of equity securities.  At March 31, 2010, we were in compliance with these ratios and other covenants mentioned above.

The Revolving Credit Facility also contains a number of covenants restricting, among other things, our ability to incur additional liens and sales of our assets, as well as limiting the amount of investments we can make.  The Revolving Credit Facility also permits us, among other things, to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million in the aggregate during the term of the facility and to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million.  Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

Nonrecourse Project Finance Debt

In 2001, Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract with the U.K. MoD to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army.  Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years.  The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner of which £12.2 million provided equity bridge financing.  The bridge financing was replaced in 2005 with combined equity capital contributions and subordinated loans from the joint venture partners.  The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited.

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million.  Payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which end in 2021.  Subordinated notes payable to our 50% partner initially bear interest at 11.25% increasing to16% over the term of the note through 2025.  Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the note.

The combined principal installments for both classes of bonds and subordinated notes due for the years ended December 31, 2010, 2011 and 2012 and thereafter total approximately £5 million, £6 million, £6 million and £53 million, respectively.

Since the inception of the project, we accounted for our investment in the project entity using the equity method of accounting.  As a result of the adoption of Accounting Standards Update No. 2009-17 – Consolidation (Topic 810) “Improvements to Financial Reporting by Enterprises with Variable Interest Entities”, effective January 1, 2010 we concluded that we are the primary beneficiary of Fasttrax Limited because we control the activities that most significantly impact the economic performance of the entity.  We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. As such, our condensed consolidated financial statements for the quarter ended March 31, 2010 include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt.  The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners.  Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

Index

Cashflow Activities

	For the Three Months Ended
	2010	2009

Cash flows used in operating activities	$(5)	$(172)
Cash flows used in investing activities	(38)	(5)
Cash flows provided by (used in) financing activities	1	(41)
Effect of exchange rate changes on cash	(13)	(6)
Decrease in cash and equivalents	$(55)	$(224)
Cash increase due to consolidation of a variable interest entity	22	—
Net decrease in cash and equivalents	$(33)	$(224)

Operating activities.  Cash used in operations was $5 million in the first quarter of 2010, compared to cash used by operations of $172 million in the first quarter of 2009.  Cash used in operations during the first quarter of 2010 was primarily impacted by an increase of approximately $95 million in working capital requirements for our LogCAP project.  These uses of cash were partially offset by a decrease to our working capital investment on our Skikda LNG and other projects.

Cash used in operations was $172 million in the first quarter of 2009.  Cash from advanced payments held by our joint venture projects that we consolidate for accounting purposes decreased from $175 million at December 31, 2008 to $154 million at March 31, 2009.  Cash related to advanced payments on a contract in progress decreased from $179 million at December 31, 2008 to $57 million at March 31, 2009.  These decreases in joint venture and project related cash balances represent funding of $143 million to these projects during the first quarter of 2009.  Our working capital requirements for our Iraq-related work increased from $76 million at December 31, 2008 to $186 million at March 31, 2009, further reducing cash by approximately $110 million. Offsetting these cash decreases were increases of $30 million in dividends we received from our unconsolidated joint ventures, which are accounted for using the equity method of accounting.

Investing activities. Cash used in investing activities for the first three months of 2010 totaled $38 million compared to $5 million during the first three months of 2009.  In the first quarter of 2010, we paid $20 million for the exclusive right to certain technology under a 25-year licensing agreement.  Capital expenditures were $14 million and $7 million for the first three months of 2010 and 2009, respectively.  The increase in capital expenditures was primarily related to increased corporate infrastructure spending and leasehold improvements.  In the first quarter of 2010, we made a $4 million investment in an equity method joint venture associated with our lease extension of our corporate headquarters.

Financing activities.  Cash provided by financing activities for the first three months of 2010 totaled $1 million and included the return of approximately $17 million of collateralized cash related to our standby letters of credit, which was almost entirely offset by distributions to noncontrolling shareholders of several of our consolidated joint ventures of $7 million, dividend payments to our shareholders of $8 million and payments to reacquire shares of our common stock of $1 million.  Cash used in financing activities for the first three months of 2009 totaled $41 million which was entirely related to $16 million of payments to reacquire 1.2 million shares of our common stock and $25 million related to dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures.

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

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.  In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividends, share repurchases and various other obligations as they arise.  The capital expenditures budget for 2010 is consistent with our prior year capital expenditures and primarily relates to information technology, real estate and equipment/facilities to be used in our business units.

Index

In December 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on April 15, 2010 to shareholders of record on March 15, 2010.  The dividend payment is approximately $8 million and is included in other current liabilities as of March 31, 2010.  Any future dividend declarations will be at the discretion of our Board of Directors.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.7 billion in committed and uncommitted lines of credit to support letters of credit and as of March 31, 2010, and we had utilized $541 million of our credit capacity.  We have an additional $204 million in letters of credit issued and outstanding under various Halliburton facilities that are unconditionally and irrevocably guaranteed by Halliburton.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $541 million in letters of credit outstanding on KBR lines of credit was comprised of $348 million issued under our Revolving Credit Facility and $193 million issued under uncommitted bank lines at March 31, 2010.  Of the total letters of credit outstanding, $35 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand.  Approximately $232 million of the $348 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Other obligations.  We had commitments to provide funds to our privately financed projects of $44 million as of March 31, 2010 primarily related to future equity funding on our Allenby and Connaught project. Commitments to fund our privately financed projects are supported by letters of credit as described above.  At March 31, 2010, approximately $16 million of the $44 million in commitments will become due within one year.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $36 million at March 31, 2010.  Approximately $31 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2010.

We executed two lease amendments for office space in two separate high-rise office buildings in Houston, Texas for the purpose of significantly expanding our current leased office space and to extend the original term of these leases to June 30, 2030.  As a result we expect our estimated total rentals on all noncancelable operating leases to be as follows:  $56 million in 2010; $50 million in 2011, $45 million in 2012; $40 million in 2013; $37 million in 2014 and $318 thereafter.

Other factors affecting liquidity

Government claims.   Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order.  Our unapproved claims for costs incurred under various government contracts totaled $102 million at March 31, 2010 and $113 million at December 31, 2009.  The unapproved claims at March 31, 2010 include approximately $59 million largely resulting from the de-obligation of 2004 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues primarily related to dining facilities.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.  The unapproved claims outstanding at March 31, 2010 and December 31, 2009 are considered to be probable of collection and have been recognized as revenue.

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

Index

We had not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $18 million at March 31, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

In February 2009, one of our subsidiaries plead guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ.  The terms of the plea agreement with the DOJ called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the indemnity while we were obligated to pay $20 million in quarterly payments over a two-year period ending October 2010.  We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which were paid by Halliburton under the terms of the indemnity.  Halliburton paid six installments totaling $287 million to the DOJ and $177 million to the SEC as of March 31, 2010, and such payments totaled $464 million.  Of the payments mentioned above, Halliburton paid $47 million in the first quarter of 2010 and $274 million in the first quarter of 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities.  We have paid approximately $12 million related to our portion of the settlement agreement.

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

In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. The portions of our business to which these requirements apply primarily relates to our Gas Monetization, Oil & Gas, Downstream and Services business units where we perform construction and industrial maintenance services or operate and maintain facilities. For certain locations, including our property at Clinton Drive, we have not completed our analysis of the site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $14 million.

Index

New Accounting Standards

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 will require additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009.  The adoption of ASU 2009-16 does not have a material impact on our financial position, results of operations, cash flows and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of this accounting standard update does not have a material impact on our financial position, results of operations, cash flows and disclosures.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2009.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	The following is a summary of share repurchases of our common stock during the three months ended March 31, 2010.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4 – 20, 2010
Employee Transactions (a)	7,520	$19.47	—	—
February 2 –25, 2010
Employee Transactions (a)	7,777	$19.80	—	—
March 2 – 29, 2009
Employee Transactions (a)	36,439	$21.13	—	—
Total
Employee Transactions (a)	51,736	$20.69	—	—

(a)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.   Other Information

None.

Index

Item 6.  Exhibits

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2007; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*18	Preferability letter of Independent Registered Public Accounting Firm regarding change in accounting principles.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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

KBR, INC.

/s/ Susan K. Carter	/s/ John W. Gann, Jr.
Susan K. Carter	John W. Gann, Jr.
Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Date: April 29, 2010