Form 10-Q
period 2010-06-30
KBR, INC.
filed 2010-07-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Yes   ☐        No   ☒

As of July 28, 2010, 156,272,078 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Services	$2,610	$3,075	$5,226	$6,254
Equity in earnings of unconsolidated affiliates, net	61	26	76	47
Total revenue	2,671	3,101	5,302	6,301
Operating costs and expenses:
Cost of services	2,415	2,910	4,898	5,919
General and administrative	55	54	104	103
Loss (gain) on disposition of assets, net	2	—	2	(2)
Total operating costs and expenses	2,472	2,964	5,004	6,020
Operating income	199	137	298	281
Interest income (expense), net	(5)	—	(9)	1
Foreign currency gains (losses), net	(3)	(4)	(5)	1
Other non-operating expense	—	(1)	—	(1)
Income before income taxes and noncontrolling interests	191	132	284	282
Provision for income taxes	(69)	(49)	(103)	(104)
Net Income	122	83	181	178
Less: Net income attributable to noncontrolling interests	(16)	(16)	(29)	(34)
Net income attributable to KBR	$106	$67	$152	$144

Net income attributable to KBR per share:
Basic	$0.66	$0.42	$0.94	$0.90
Diluted	$0.66	$0.42	$0.94	$0.89

Basic weighted average common shares outstanding	160	160	160	160
Diluted weighted average common shares outstanding	161	161	161	161

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and equivalents	$1,235	$941
Receivables:
Accounts receivable, net of allowance for bad debts of $29 and $26	1,419	1,243
Unbilled receivables on uncompleted contracts	529	657
Total receivables	1,948	1,900
Deferred income taxes	216	192
Other current assets	404	608
Total current assets	3,803	3,641
Property, plant, and equipment, net of accumulated depreciation of $299 and $264 (including $80 and $0, net, owned by a variable interest entity – see Note 11)	335	251
Goodwill	696	691
Intangible assets, net	77	58
Equity in and advances to related companies	226	164
Noncurrent deferred income taxes	103	120
Noncurrent unbilled receivables on uncompleted contracts	320	321
Other assets	87	81
Total assets	$5,647	$5,327
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$977	$1,045
Due to former parent, net	49	53
Advance billings on uncompleted contracts	621	407
Reserve for estimated losses on uncompleted contracts	31	40
Employee compensation and benefits	239	191
Current non-recourse project-finance debt of a variable interest entity (See Note 11)	8	—
Other current liabilities	492	552
Current liabilities related to discontinued operations, net	2	3
Total current liabilities	2,419	2,291
Noncurrent employee compensation and benefits	431	469
Noncurrent non-recourse project-finance debt of a variable interest entity (See Note 11)	93	—
Other noncurrent liabilities	126	106
Noncurrent income tax payable	78	43
Noncurrent deferred tax liability	116	122
Total liabilities	3,263	3,031

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,963,437 and 170,686,531 shares issued, and 158,149,618 and 160,363,830 shares outstanding	—	—
Paid-in capital in excess of par	2,104	2,103
Accumulated other comprehensive loss	(439)	(444)
Retained earnings	998	854
Treasury stock, 12,813,819 shares and 10,322,701 shares, at cost	(281)	(225)
Total KBR shareholders’ equity	2,382	2,288
Noncontrolling interests	2	8
Total shareholders’ equity	2,384	2,296
Total liabilities and shareholders’ equity	$5,647	$5,327

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$122	$83	$181	$178
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	(8)	14	(6)	10
Pension liability adjustments	3	4	6	10
Net unrealized gain (loss) on derivatives	1	1	4	(2)
Total other comprehensive income (loss), net of tax	(4)	19	4	18
Comprehensive income	118	102	185	196
Less: Comprehensive income attributable to noncontrolling interests	(15)	(21)	(28)	(41)
Comprehensive income attributable to KBR	$103	$81	$157	$155

See accompanying notes to condensed consolidated financial statements.

Index

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$181	$178
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	29	28
Equity in earnings of unconsolidated affiliates	(76)	(47)
Deferred income taxes	(20)	(33)
Other	20	2
Changes in operating assets and liabilities:
Receivables	(183)	(65)
Unbilled receivables on uncompleted contracts	95	70
Accounts payable	(65)	(125)
Advanced billings on uncompleted contracts	261	(79)
Accrued employee compensation and benefits	50	4
Reserve for loss on uncompleted contracts	(9)	(16)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(4)	3
Distribution of earnings from unconsolidated affiliates	29	17
Other assets	32	(1)
Other liabilities	92	56
Total cash flows provided by (used in) operating activities	432	(8)
Cash flows from investing activities:
Capital expenditures	(19)	(16)
Investment in equity method joint venture	(7)	—
Investment in licensing arrangement	(20)	—
Acquisition of business, net of cash acquired	(10)	—
Other investing activities	—	3
Total cash flows used in investing activities	(56)	(13)
Cash flows from financing activities:
Payments to reacquire common stock	(58)	(21)
Payments of dividends to shareholders	(16)	(16)
Distributions to noncontrolling shareholders, net	(30)	(9)
Net proceeds from issuance of stock	1	—
Payments on long-term borrowings	(4)	—
Return (funding) of cash collateral on letters of credit, net	24	(13)
Total cash flows used in financing activities	(83)	(59)
Effect of exchange rate changes on cash	(21)	12
Increase (decrease) in cash and equivalents	272	(68)
Cash increase due to consolidation of a variable interest entity	22	—
Cash and equivalents at beginning of period	941	1,145
Cash and equivalents at end of period	$1,235	$1,077

Noncash operating activities
Other assets (see Note 7)	$83	$322
Other liabilities (see Note 7)	$(83)	$(322)
Noncash investing activities
Purchase of computer software	(19)	—
Noncash financing activities
Dividends declared or payable	$8	$8

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2010	2009	2010	2009
Basic weighted average common shares outstanding	160	160	160	160
Dilutive effect of:
Stock options and restricted shares	1	1	1	1
Diluted weighted average common shares outstanding	161	161	161	161

For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities was approximately $1 million for the three and six months ended June 30, 2010, and for the six months ended June 30, 2009.  Net earnings allocable to participating securities did not have a material impact on earnings per share for the three months ended June 30, 2009. The diluted earnings per share calculation did not include 1.0 million and 1.4 million anti-dilutive weighted average shares for the three and six months ended June 30, 2010, respectively.  The diluted earnings per share calculation did not include 2.8 million and 2.6 million anti-dilutive weighted average shares for the three and six months ended June 30, 2009, respectively.

Index

Note 3.  Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

	June 30,	December 31,
Millions of dollars	2010	2009
Probable unapproved claims	$31	$33
Probable unapproved change orders	12	61
Probable unapproved change orders related to unconsolidated subsidiaries	4	2

As of June 30, 2010, the probable unapproved claims related to two completed projects.  See Note 6 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are amounts that will likely not be settled within one year totaling $18 million at June 30, 2010, and $20 million at December 31, 2009, which are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million.  The EPC 1 arbitration hearings were held in November 2007. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum.  The amount of the award exceeded the book value of our claim receivable resulting in our recognition of a $183 million of operating income and $117 million of net income in the fourth quarter of 2009.  The arbitration award is legally binding and we have filed a proceeding in U.S. Federal Court to recognize the award pursuant to which hearings were held in July 2010.   PEMEX has attempted to challenge jurisdiction of the U.S. Federal Court and to nullify the award in Mexican court.  In the second quarter of 2010, the Mexican trial court rejected PEMEX’s nullification petition.  We will respond to further efforts by PEMEX to nullify our award as may be required.  We believe the timing of the collection of the award is uncertain and therefore, we have classified the amount due from PEMEX for EPC 1 as a long term receivable included in “Noncurrent unbilled receivable on long term contracts” as of June 30, 2010.

In Amenas Project.  We own a 50% interest in an unconsolidated joint venture which began construction of a gas processing facility in Algeria in early 2003 known as the In Amenas project which was completed in 2006.  Five months after the contract was awarded in 2003, the client requested the joint venture to relocate to a new construction site as a result of soil conditions discovered at the original site.  The joint venture subsequently filed for arbitration with the ICC claiming recovery of $129 million.  During the first quarter of 2009, we received a ruling on the claim brought forth by the joint venture against the client.  Although the joint venture was awarded recovery of relocation costs thereon of approximately $33 million, it did not prevail on the claim for extension of time for filing of liquidated damages and other damage claims.  As a result of the ruling, we recognized a loss of approximately $15 million during the first quarter of 2009 which is recorded in “Equity in earnings of unconsolidated affiliates, net” in our Condensed Consolidated Statements of Income.  The loss represents the difference in the amount awarded by the ICC and the amount initially recorded in 2006.

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

The table below presents information on our reportable business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2010	2009	2010	2009
Revenue: (a)
Hydrocarbons	$1,004	$933	$1,926	$1,817
Infrastructure, Government and Power	1,197	1,658	2,471	3,481
Services	452	498	867	973
Other	18	12	38	30
Total revenue	$2,671	$3,101	$5,302	$6,301

Operating segment income: (a)
Hydrocarbons	$116	$83	$192	$160
Infrastructure, Government and Power	105	86	151	171
Services	25	24	46	43
Other	6	1	15	12
Operating segment income	252	194	404	386

Unallocated amounts:
Labor cost absorption (b)	4	(3)	—	(2)
Corporate loss on disposition of assets	(2)	—	(2)	—
Corporate general and administrative	(55)	(54)	(104)	(103)
Total operating income	$199	$137	$298	$281
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

(b)	Labor cost absorption represents costs incurred by our central service labor and resource groups (above)/under the amounts charged to the operating segments.

Index

Balance Sheet Information by Operating Segment
June 30,
Millions of dollars	2010

Total assets:
Hydrocarbons	$2,131
Infrastructure, Government and Power	2,809
Services	581
Other	126
Total assets	$5,647

Goodwill:
Hydrocarbons	$249
Infrastructure, Government and Power	149
Services	286
Other	12
Total	$696

Equity in/advances to related companies:
Hydrocarbons	$48
Infrastructure, Government and Power	10
Services	40
Other	128
Total	$226

Note 5.  Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes.  Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures.  Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $267 million at June 30, 2010 and $236 million at December 31, 2009.   We expect to use the cash on these projects to pay project costs.

Included in “Other current assets” and “Other assets” at June 30, 2010 is restricted cash in the amounts of $14 million and $9 million, respectively.  Restricted cash primarily consists of amounts held in deposit with certain banks to collateralize standby letters of credit.

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

Index

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers, subcontractors and others that have arisen out of our work in Iraq such as claims for wrongful termination, assaults against employees, personal injury claims by third parties and army personnel, and subcontractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these types of claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most employment claims are subject to binding arbitration.  However, as a result of amendments to the Department of Defense Appropriations Act of 2010, certain types of employee claims cannot be compelled to binding arbitration.  An unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

On February 19, 2010, KBR was notified by the AFDO that a determination had been made regarding the Company’s performance for the period January 2008 to April 2008 in Iraq. The notice stated that based on information received from various Department of Defense individuals and organizations after the date of the evaluation board held in June 2008, the AFDO made a unilateral decision to grant no award fees for the period of performance from January 2008  to April 2008.

As a result of the AFDO’s adverse determination, in the fourth quarter of 2009, we reversed award fees that had previously been estimated as earned and recognized as revenue.  Until we are able to reliably estimate fees to be awarded in the future, we will recognize award fees on the LogCAP III contract in the period they are awarded.  In May 2010, we received an award fee of approximately $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010.  We expect to be notified in the second half of 2010 of the results of the Award Fee Evaluation Boards held in late June 2010 for the periods of performance from September 2009 through February 2010 on task orders in Iraq and from September 2009 through May 2010 on task orders in Afghanistan.  If our next award fee letter has performance scores and award rates at levels for which we receive an award, our revenues and earnings will increase accordingly.

Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded.  Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned.  We used 72% as our accrual rate through the third quarter of 2009.

DCAA Audit Issues

The negotiation, administration and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to government administrative contracting officers who administer our contracts.  The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the administrative contracting officer. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the administrative contracting officer.  KBR is permitted to respond to these documents and provide additional support. The Company has open Form 1’s from DCAA recommending suspension of payments totaling approximately $356 million associated with our contract costs incurred in prior years, of which approximately $165 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $124 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $135 million of disapproved costs for which we currently do not intend to pay.  We continue to work with our administrative contracting officers, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Federal Claims.

Index

We self-disallow costs that are expressly not allowable or allocable to government contracts per the relevant regulations. Revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.  Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred, and subcontract terms as applicable.  From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable.  We also review our analysis and findings with the DCMA’s Administrative Contracting Officer (“ACO”) as appropriate.  In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts.  We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security.  In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments.  In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods.   Since that time, the Army withheld an additional $24 million in payments from us bringing the total payments withheld to approximately $44 million as of June 30, 2010 out of the Form 1 notices issued to date of $103 million.

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

 In 2007, we provided at the Army's request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer.  To date, we have filed appeals to the Armed Services Board of Contract Appeals (“ASBCA”) to recover $44 million of the amounts withheld from us.  We believe these sums were properly billed under our contract with the Army.  At this time, we believe the likelihood that a loss related to this matter has been incurred is remote.  We have not adjusted our revenues or accrued any amounts related to this matter.  This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”  Our appeal to the ASBCA is effectively stayed pending the resolution of the separate claim filed by the DOJ.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency (“DCMA”) recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and continue to provide information as requested by the DCMA. As of June 30, 2010, approximately $30 million of costs have been suspended under Form 1 notices and withheld from us by our customer related to this matter of which $28 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts.  We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter and we do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded.  At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Index

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable.  Since 2007, the DCAA has sent Form 1 notices totaling $187 million suspending costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms.  We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. Court of Federal Claims to recover $57 million of the $77 million withheld from us by the customer.  With respect to questions raised regarding billing in accordance with contract terms, as of June 30, 2010, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms.  We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors.  As of June 30, 2010, we had withheld $87 million in payments from our subcontractors pending the resolution of these matters with our customer.

Additionally, one of our subcontractors, Tamimi, has filed for arbitration to recover approximately $35 million for payments we have withheld from them pending the resolution of the Form 1 notices with our customer.  Should we not reach a favorable resolution of the Form 1 notices, the subcontract terms allow us to offset the amounts owed to our subcontractor to the extent we do not receive payment from our customer related to these questioned costs.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act.  Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers.  There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General.  As of June 30, 2010, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue.  The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued.  At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued.  We will continue to work with our customer to resolve this matter.

Construction services. In the third quarter of 2009, we received Form 1 notices from the DCAA disapproving approximately $28 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma.  The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable.  In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs.  As a result of the meeting, approximately $7 million of the potentially unallowable costs were deemed allowable by our customer and less than $1 million was deemed unallowable.  Settlement of the remaining $20 million is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer.  As of June 30, 2010, the U.S. Navy has withheld approximately $10 million from us.  We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR.  As of June 30, 2010, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Index

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit.  In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract.  This case was originally filed pending the government’s decision whether or not to participate in the suit.  In June 2006, the government formally declined to participate.  The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches.  There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged.  The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor.  In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process.  Trial for this matter is expected in early 2011.  We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote.  As of June 30, 2010, no amounts have been accrued.

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

First Kuwaiti Trading Company arbitration.  In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract.  First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million.  We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.”  First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $133 million as of June 30, 2010.  The first of several arbitration hearings were held during the first quarter of 2010 involving unpaid rents and damages on vehicles and lost vehicles representing approximately $65 million of First Kuwaiti’s total claim.  In the second quarter of 2010, the arbitration panel rejected the majority of First Kuwaiti’s claims which primarily related to unpaid rents beyond the expiration of the contractual lease term.  The arbitration panel rendered a partial award to First Kuwaiti for damages of approximately $6 million plus an unquantified amount for repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, to be determined at a later date.  No payments are expected to occur until all claims are arbitrated and awards finalized.  The remaining arbitration hearings are scheduled to occur throughout 2010 and we believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract.  Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

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

Index

Electrocution litigation.  During 2008, a lawsuit was filed against KBR alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier.  This incident occurred at Al Taqaddum.  It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work.  We intend to vigorously defend this matter.  KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed.  The court has issued a stay in the discovery of the case.  The case is pending an appeal of certain pre-trial motions to dismiss that were previously denied.  Hearings on the appeal were held in June 2010 and the court has taken the arguments under advisement.  We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time.  As of June 30, 2010, no amounts have been accrued.

Burn Pit litigation.  KBR has been served with over 40 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract.  Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons.  The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated.  All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment.  In the second quarter of 2010, we filed various motions including a motion to strike an amended consolidated petition filed by the plaintiffs and a motion to dismiss which the court has taken under advisement.  We intend to vigorously defend these matters.  Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we estimate a range of potential loss, if any, related to this matter at this time.  Accordingly, as of June 30, 2010, no amounts have been accrued.

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

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court.  In July 2008, the trial court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine.  In February 2010, the trial court ruled in favor of the plaintiffs, denying two of our motions to dismiss the case.  In March 2010, the trial court granted in part and denied in part our third motion to dismiss the case.  In March 2010, we filed appeals on all issues with the Fifth Circuit Court of Appeals and have moved to stay all proceedings in the trial court pending the resolution of these appeals.  The cases have been removed from the trial docket and the Fifth Circuit Court of Appeals will now hear all previous motions filed by both parties.  We are unable to determine the likely outcome of these cases at this time.  As of June 30, 2010, no amounts have been accrued nor can we estimate the amount of potential loss, if any.

DOJ False Claims Act complaint.  On April 1, 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms.  The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security.  We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under LogCAP III.  We have filed motions to dismiss the complaint which are currently pending.  We have not adjusted our revenues or accrued any amounts related to this matter.

Index

Other Matters

Claims.   Included in unbilled receivables in the accompanying balance sheets are unapproved claims for costs incurred under various government contracts totaling $101 million at June 30, 2010 and $113 million at December 31, 2009.  Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order.  The unapproved claims at June 30, 2010 include approximately $59 million largely resulting from the de-obligation of 2004 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed primarily under Dining Facilities above.  The customer de-obligated funds which were nearing the 5-year expiration date of September 30, 2009.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The unapproved claims outstanding at June 30, 2010 are considered to be probable of collection and have been recognized as revenue.

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton will pay to the DOJ on our behalf.  The resulting charge of $20 million to KBR was recorded in cost of sales of our Hydrocarbons business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount.  Halliburton paid seven installments totaling $335 million to the DOJ and $177 million to the SEC as of June 30, 2010, and such payments totaled $512 million.  Of the payments mentioned above, Halliburton paid $95 million in the first six months of 2010 and $322 million in the first six months of 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities.  We have paid a total of approximately $14 million related to our portion of the settlement agreement.

At June 30, 2010, the remaining obligation to the DOJ of $53 million has been classified on our condensed consolidated balance sheet in “Other current liabilities.”  This classification is based on payment terms that provide for quarterly installments of $50 million each due on the first day of each subsequent quarter beginning on April 1, 2009 through October 1, 2010.  Likewise, the remaining indemnification receivable from Halliburton for the DOJ obligation of $48 million has been classified on our condensed consolidated balance sheet in “Other current assets.”

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

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of certain foreign countries. We received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC.  The U.K. Ministry of Defence (“MoD”) has indicated that it does not have any grounds to debar the KBR subsidiary with which it contracts under its public procurement regulations.  Although there has been a threat to challenge the MOD’s decision not to debar KBR, no formal proceedings have been issued since the threat was made.  Therefore, we believe the risk of being debarred from contracting with the MOD is considered low.  Although we do not believe we will be suspended or debarred of our ability to contract with other governmental agencies of the United States or any other foreign countries, suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

Under the terms of the Master Separation Agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited (“MWKL”), or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. As of June 30, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton nor any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton.

We are aware that the U.K. Serious Fraud Office (“SFO”) is conducting an investigation of activities conducted by current or former employees of MWKL regarding the Bonny Island project.  Violations of corruption laws in the U.K. could result in fines, restitution and confiscation of revenues, among other penalties.  MWKL has self reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and expects to enter into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales.  MWKL is in the process of responding to inquiries and providing information as requested by the SFO.  As a result of the unique factors associated with this matter and in light of MWKL’s cooperation, the SFO has confirmed it will treat MWKL as having made an early self report in accordance with the SFO’s guidelines.  Whether the SFO pursues criminal prosecution or civil recovery, and the amount of any fines, restitution, confiscation of revenues or other penalties that could be assessed will depend on, among other factors, the SFO’s findings regarding the amount, timing, nature and scope of any improper payments or other activities, whether any such payments or other activities were authorized by or made with knowledge of MWKL, the amount of revenue involved, and the level of cooperation provided to the SFO during the investigations.  Our indemnity from Halliburton under the master separation agreement with respect to MWKL is limited to our 55% beneficial ownership in MWKL.  Due to the indemnity from Halliburton, we believe any outcome of this matter will not have a material adverse impact to our operating results or financial position.  Investigations by other foreign governmental authorities are continuing.  At this time, other than the claims being considered by the SFO discussed above, no claims by governmental authorities in foreign jurisdictions have been asserted.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing.  Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us.  Accordingly, we have ceased the receipt of services from and payment of fees to these agents.  Fees for these agents are included in the total estimated cost for these projects at their completion.  In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us.  In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations.  We have initiated a dialogue with some of the agents in question to explore the possibility of achieving resolution of these matters in accordance with our existing compliance procedures.  As of June 30, 2010, agent fees of approximately $90 million are included in our estimated costs for various projects.  We will make no payments to these agents until we are assured that any payment complies with all applicable laws.

Index

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

During the time that we addressed outstanding project issues and during the conduct of the arbitration, KBR believed the original design specification for the bolts was issued by Petrobras, and as such, the cost resulting from any replacement would not be our responsibility.  A hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008.  In June 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors.  The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner.  Our potential exposure would include the costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective.  We believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed during the contract warranty period which expired June 30, 2006.  In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter.  The final arbitration arguments will be made in August of 2010.  Based on the damage estimates presented at this hearing, we estimate our minimum exposure, excluding interest, to be approximately $12 million representing our estimate for replacement of bolts that failed during the warranty period and were not replaced.  During the second quarter of 2010, we recorded a liability of $12 million.  Likewise, we recorded an indemnification receivable from Halliburton in the amount of $12 million.  The amount of any remaining liability will be dependent upon the legal and factual issues to be determined by the arbitration tribunal in the final arbitration hearings.  For the remaining bolts at dispute, we can not determine that we have liability nor determine the amount of any such liability and no additional amounts have been accrued.

Any liability incurred by us in connection with the replacement of bolts that have failed to date or related to the remaining bolts at dispute in the bolt arbitration is covered by an indemnity from our former parent Halliburton.  Under the master separation agreement, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  As of June 30, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton nor any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton.  We do not believe any outcome of this matter will have a material adverse impact to our operating results or financial position.

Index

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies.  As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities.  In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified.  In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.  To date, such provisions have been immaterial, and we believe that, as of June 30, 2010, we adequately provided for such contingencies.  However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of June 30, 2010, we had approximately $507 million in letters of credit and financial guarantees outstanding, of which $326 million were issued under our Revolving Credit Facility and $181 million issued under uncommitted bank lines. We have an additional $197 million of letters of credit that were issued under various other facilities and are irrevocably and unconditionally guaranteed by Halliburton.

Other

We had commitments to provide funds to our privately financed and other projects of $47 million as of June 30, 2010 and $52 million as of December 31, 2009.  Commitments to fund these projects are supported by letters of credit as described above.  At June 30, 2010, approximately $19 million of the $47 million in commitments will become due within one year.

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

We have not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $19 million at June 30, 2010 and $18 million at December 31, 2009 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

601 Jefferson Building Lease.  The lease amendment extends the original term of the lease to June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates.  Annual base rent for the leased office space escalates ratably over the lease term from $9 million to $14 million.  The lease amendment includes a leasehold improvement allowance of $29 million primarily for the construction of leasehold improvements.  The lease may be terminated under a one-time option in March 2022 for all, or a portion, of the leased premises subject to a termination fee.  The 601 Jefferson building is owned by a joint venture in which KBR owns 50% interest with an unrelated party owning the remaining 50% interest.  The joint venture is currently evaluating options to finance the leasehold improvement allowance including debt that is non-recourse to the joint venture partners or capital contributions from each partner on a pro-rata basis according to ownership interest.  The nature of the funding for the leasehold improvement allowance has not yet been determined.

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

Note 8.  Income Taxes

Our effective tax rate was approximately 36% for the three and six months ended June 30, 2010.  Our effective tax rate for the three and six months ended June 30, 2009 was approximately 37%.  Our effective tax rate for the three and six months ended June 30, 2010 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.   Our effective tax rate for the three and six months of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.

Index

Note 9.  Shareholders’ Equity

The following tables summarize our shareholders’ equity activities in the first six months of 2010:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8

Stock-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Tax benefit related to stock-based plans	—	—	—	—	—	—
Dividends declared to shareholders	(8)	—	(8)	—	—	—
Adjustments pursuant to tax sharing agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(58)	—	—	(58)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Dividends paid to noncontrolling interests	(30)	—	—	—	—	(30)
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Comprehensive income:
Net income	181	—	152	—	—	29
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(6)	—	—	—	(4)	(2)
Pension liability adjustment, net of tax	6	—	—	—	5	1
Net unrealized gains (losses) on derivatives	4	—	—	—	4	—
Total	185

Balance at June 30, 2010	$2,384	$2,104	$998	$(281)	$(439)	$2

The following tables summarize our shareholders’ equity activities for the first six months of 2009:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	8	8	—	—	—	—
Dividends declared to shareholders	(8)	—	(8)	—	—	—
Repurchases of common stock	(21)	—	—	(21)	—	—
Dividends paid to noncontrolling interests	(21)	—	—	—	—	(21)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	178	—	144	—	—	34
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	10	—	—	—	6	4
Pension liability adjustment, net of tax	10	—	—	—	7	3
Net unrealized gains (losses) on derivatives	(2)	—	—	—	(2)	—
Total	196

Balance at June 30, 2009	$2,200	$2,099	$732	$(217)	$(428)	$14

Accumulated other comprehensive loss consisted of the following balances:

	June 30,	December 31,
Millions of dollars	2010	2009
Cumulative translation adjustments	$(58)	$(54)
Pension liability adjustments	(381)	(386)
Unrealized losses on derivatives	—	(4)
Total accumulated other comprehensive loss	$(439)	$(444)

Index

Note 10. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$16	$11	$5	$—

Derivative assets	$18	$—	$18	$—

Derivative liabilities	$2	$—	$2	$—

Derivative instruments. Currency derivative instruments are carried on the condensed consolidated balance sheet at fair value and are primarily based upon market observable inputs and significant other observable inputs.  We manage our currency exposures through the use of foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries for which we do the majority of our international business. We utilize derivative instruments to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies, and to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flow resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates.

Marketable securities. We use quoted market prices and other observable inputs to determine the fair value of our marketable securities.  These financial instruments primarily consist of mutual funds, exchange-traded fixed income securities and money market accounts.

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

Equity Method Investments

Brown & Root Condor Spa (“BRC”) BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. As of June 30, 2010, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity.  We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and significant, contracted service providers.  Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities.  Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions.  Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts, and other subordinated financial support.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

U.K. Road Projects.  We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom.  We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting.  The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners.  These joint ventures are variable interest entities; however, we are not the primary beneficiary of these joint ventures.  As of June 30, 2010, these joint ventures had total assets and liabilities of $1.5 billion each.  As of December 31, 2009, these joint ventures had total assets of $1.7 billion and total liabilities of $1.6 billion.  Our maximum exposure to loss was $31 million at June 30, 2010, which represents our investment in these ventures.

Fermoy Road Project.  We participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland.  The joint ventures were funded through debt and were formed with minimal equity.  These joint ventures are variable interest entities; however, we are not the primary beneficiary of the joint ventures.  We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.  As of June 30, 2010 and December 31, 2009, the joint ventures had combined total assets of $226 million and $271 million, and total liabilities of $252 million and $295 million, respectively. Our maximum exposure to loss was $2 million at June 30, 2010.

Allenby & Connaught Project.  In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom.  In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities.  We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract.  In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence.  Our performance through the construction phase is supported by $89 million in letters of credit and surety bonds totaling approximately $15 million as of June 30, 2010, both of which have been guaranteed by Halliburton.  Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners.  The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us.  The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities.  We account for our interests in each of the entities using the equity method of accounting.  As of June 30, 2010, the aggregate total assets and total liabilities of the variable interest entities were both $2.9 billion.  As of December 31, 2009, the aggregate total assets and total liabilities of the variable interest entities were both $3.0 billion.  Our maximum exposure to project company losses as of June 30, 2010 was $68 million.  Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.  As of June 30, 2010, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $50 million and $27 million, respectively.  The $41 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our $44 million remaining commitment to fund subordinated debt to the project in the future.

Index

EBIC Ammonia Project.  We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity.  Indebtedness of EBIC under its debt agreement is non-recourse to us.  We are not the primary beneficiary of the variable interest entity.  As of June 30, 2010, the variable interest entity had total assets of $618 million and total liabilities of $467 million.  As of December 31, 2009, the variable interest entity had total assets of $598 million and total liabilities of $489 million.  Our maximum exposure to loss related to our involvement with this project at June 30, 2010 was $52 million.  As of June 30, 2010, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $50 million and $10 million, respectively.  The $42 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of June 30, 2010.

Other Liquefied Natural Gas (“LNG”) Projects.  We have equity ownership in two joint ventures to execute EPC projects.  Our equity ownership ranges from 33% to 50%, and these joint ventures are variable interest entities.  We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting.  At June 30, 2010 and December 31, 2009, these joint ventures had aggregate assets of $306 million and $410 million and aggregate liabilities of $285 million and $467 million, respectively.  As of June 30, 2010, total assets and liabilities recorded within our balance sheets were $30 million and $3 million, respectively.  Our aggregate, maximum exposure to loss related to these entities was $31 million at June 30, 2010, and comprises primarily our equity investment and contract receivables with both joint ventures.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Fasttrax Limited Project.  In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the United Kingdom Ministry of Defense (“MOD”) a fleet of 92 new heavy equipment transporters (“HETs”) capable of carrying a 72-ton Challenger II tank.  The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army.  The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023.  The JV’s entity structure includes a parent entity and its 100%-owned subsidiary, Fasttrax Ltd (the “SPV”).  KBR and its partner own each 50% of the parent entity.

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million.  The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax.  The total amount of debt consolidated at June 30, 2010, was approximately $101 million of which $8 million was classified as “Current non-recourse project-finance debt of a variable interest entity” and $93 million was classified as “Noncurrent non-recourse project-finance debt of a variable interest entity” on KBR’s condensed consolidated balance sheet.

Index

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million.  Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which end in 2021.  Subordinated notes payable to our 50% partner initially bear interest at 11.25% increasing to 16% over the term of the note through 2025.  Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the note.

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2010, 2011 and 2012 and thereafter total approximately £3 million, £6 million, £6 million and £67 million, respectively.

Effective January 1, 2010, upon the adoption of the newly issued guidance in FASB ASC 810 – Consolidation, we determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity.   This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting because no party absorbed the majority of the expected losses which was the determining factor under the superceded standard.  We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption.  Upon consolidation of this joint venture, consolidated current assets increased by $26 million primarily related to cash and equivalents, consolidated noncurrent assets increased by $89 million related to property, plant and equipment, consolidated current liabilities increased by $10 million primarily related to accounts payable, and noncurrent liabilities increased by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the JV’s operations.  No gain or loss was recognized by KBR upon consolidation of this VIE.  As of June 30, 2010 and December 31, 2009, the joint venture had total assets of $100 million and $117 million, and total liabilities of $102 million and $124 million, respectively.  Assets collateralizing the JV’s senior bonds include cash and equivalents of $20 million and property, plant, and equipment of approximately $80 million, net of accumulated depreciation of $35 million as of June 30, 2010.  The bonds of the SPV, being non-recourse to KBR, are shown on the face of our condensed consolidated balance sheet as “Non-recourse project-finance debt.”

Escravos Gas-to-Liquids (“GTL”) Project.  During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At June 30, 2010 and December 31, 2009, the joint venture had $331 million and $387 million in total assets and $428 million and $482 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at June 30, 2010 and December 31, 2009, the joint venture had approximately $95 million and $128 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Pearl GTL Project.  In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar.  The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.  The joint venture is considered a VIE.  We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.  As of June 30, 2010, the Pearl joint venture had total assets of $172 million and total liabilities of $158 million. As of December 31, 2009, the Pearl joint venture had total assets of $157 million and total liabilities of $138 million.

Gorgon LNG Project.  We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant.  The joint venture is considered a VIE, and, as a result of our being the primary beneficiary, we consolidate this joint venture for financial reporting purposes.  As of June 30, 2010, the joint venture had total assets of $173 million and total liabilities of $184 million.  As of December 31, 2009, the joint venture had total assets and total liabilities of $109 million.

Index

Note 12.  Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010		2009
Millions of dollars	United States	International	United States	International

Components of net periodic benefit cost:
Service cost	$—	$1	$—	$—
Interest cost	1	22	1	19
Expected return on plan assets	(1)	(23)	(1)	(19)
Recognized actuarial loss	1	4	1	3
Curtailment	—	—	—	—
Net periodic benefit cost	$1	$4	$1	$3

	Six Months Ended June 30,
	2010		2009
Millions of dollars	United States	International	United States	International

Components of net periodic benefit cost:
Service cost	$—	$1	$—	$2
Interest cost	2	44	2	37
Expected return on plan assets	(2)	(46)	(2)	(40)
Recognized actuarial loss	1	9	1	6
Curtailment	—	—	—	(4)
Net periodic benefit cost	$1	$8	$1	$1

For the six months ended June 30, 2010, we contributed approximately $6 million of the $15 million we currently expect to contribute in 2010 to our international plans, and $1 million of the $3 million we currently expect to contribute to our domestic plans in 2010.  During the second quarter of 2010, we agreed with the trustees of one of our international plans to contribute £34 million over a 10-year period beginning in 2010 at an annual rate of approximately £5.5 million during the first three years and £2.5 million thereafter.

In March 2009, we amended the terms and conditions of one of our international pension plans and ceased future service and benefit accruals for all plan participants.  This action meets the definition of a curtailment under FASB ASC 715 - Compensation - Retirement Benefits, and resulted in a curtailment gain of approximately $4 million during the first quarter of 2009.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and six months ended June 30, 2010 and 2009.

Note 13.  Acquisitions

On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments, indemnification obligations of the sellers, and other contingent obligations related to the operation of the business.  As a result of the acquisition, we recognized goodwill of $6 million and other intangible assets of $3 million.  Energo provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry.  Energo will be integrated into our Hydrocarbons segment, which will enable that business to expand its capabilities worldwide as well as support FEED and detailed design projects.

Index

Note 14.  Transactions with Former Parent and Other Related Party Transactions

Our balance payable to Halliburton of $49 million at June 30, 2010 and $53 million at December 31, 2009, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenues from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $43 million and $27 million for the three months ended June 30, 2010 and 2009, respectively and revenues of $78 million and $80 million for the six months ended June 30, 2010 and 2009, respectively.  Income or loss from services provided to our unconsolidated joint ventures was income of $1 million and loss of $2 million for the three months ended June 30, 2010 and 2009, respectively and income of $7 million and loss of $8 million for the six months ended June 30, 2010, and 2009, respectively.

Note 15.  Recent Accounting Pronouncements

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

The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

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

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008.  We have indications that the hydrocarbons market in most geographical regions outside of North America has partially recovered from the worldwide economic recession and financial market condition.  Specifically relating to construction and maintenance in the United States we continue to see projects proceeding predominately with smaller projects, focused on environmental, reliability and efficiency improvements.  The Canadian oil sands market, which fell sharply in 2009, is rebounding and we are expecting increased activity throughout 2010 and into 2011.  Our outlook for maintenance spending in North America is being influenced by the need of our customers to complete projects, previously deferred, that are now expected to proceed.

Infrastructure, Government and Power Markets

A significant portion of our IGP business group’s current activities support the United States’ and the United Kingdoms’ operations in Iraq, Afghanistan and in other parts of the Middle East region.  These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending.  The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III and LogCAP IV contracts, which are competitively bid contracts.  KBR is the only company providing services under the LogCAP III contract.  Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders.  As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue.  We expect the U.K. military will remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

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

Index

In the industrial sector, we operate in a number of markets, including forest products, minerals and metals and consumer products, with a heavy domestic focus, but with our international opportunities increasing.  Forest products and consumer products are seeing some market improvements with minerals and metals markets sensitive to potential stimulus spending.  In the power sector, we serve both utility and independent power producers, also with a heavy domestic focus.  This market continues to be driven by air quality related projects and new generation projects, including renewables.  Future Federal regulations and stimulus programs could have a significant impact on both components of the market, but the timing and magnitude is not readily predictable at this time.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial buildings, general industrial and manufacturing.  Similar to the Hydrocarbons’s markets, we see projects moving forward that are focused on meeting statutory requirements and efficiency improvements rather than capacity expansion.  Despite the volatility in economic conditions throughout 2009, we continued to see an increase in prequalification requests from our clients and expect a number of our markets to strengthen in 2010 and 2011.

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

 Revenue by Business Unit

	Three Months Ended June 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$708	$679	$29	4%
Oil & Gas	104	107	(3)	(3)%
Downstream	157	124	33	27%
Technology	35	23	12	52%
Total Hydrocarbons business group revenue	1,004	933	71	8%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	926	1,394	(468)	(34)%
International Government and Defense	103	67	36	54%
Infrastructure and Minerals	64	86	(22)	(26)%
Power and Industrial	104	111	(7)	(6)%
Total IGP business group revenue	1,197	1,658	(461)	(28)%

Services	452	498	(46)	(9)%
Ventures	13	3	10	333%
Other	5	9	(4)	(44)%
Total revenue	$2,671	$3,101	$(430)	(14)%
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

Index

Income (loss) by Business Unit
	Three Months Ended June 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$83	$50	$33	66%
Oil & Gas	13	26	(13)	(50)%
Downstream	28	20	8	40%
Technology	17	11	6	55%
Total job income	141	107	34	32%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(26)	(24)	(2)	(8)%
Total Hydrocarbons business group income	116	83	33	40%
Infrastructure, Government and Power (“IGP”):
North America Government and Defense	92	69	23	33%
International Government and Defense	22	21	1	5%
Infrastructure and Minerals	15	20	(5)	(25)%
Power and Industrial	15	11	4	36%
Total job income	144	121	23	19%
Divisional overhead	(39)	(35)	(4)	(11)%
Total IGP business group income	105	86	19	22%
Services:
Job income	43	41	2	5%
Loss on disposition of assets	(1)	—	(1)	—
Divisional overhead	(17)	(17)	—	—
Total Services business unit income	25	24	1	4%
Ventures:
Job income (loss)	8	2	6	300%
Divisional overhead	(1)	(1)	—	—
Total Ventures business unit income	7	1	6	600%
Other:
Job income	2	2	—	—
Divisional overhead	(3)	(2)	(1)	(50)%
Total Other business unit income	(1)	—	(1)	—

Total business unit income	$252	$194	$58	30%
Unallocated amounts:
Loss on disposition of assets - corporate	(2)	—	(2)	—
Labor costs absorption (1)	4	(3)	7	233%
Corporate general and administrative	(55)	(54)	(1)	(2)%
Total operating income	$199	$137	$62	45%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Index

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Hydrocarbons Business Group

Gas Monetization.   Revenues in the second quarter of 2010 in our Gas Monetization Operations increased by $29 million primarily due to increased activity from the Gorgon LNG and several other projects.  Revenue from these projects increased $115 million in the aggregate in the second quarter of 2010 primarily as a result of the transition from the FEED to the EPCM portion of the Gorgon project as well as change orders on another LNG project that is nearing completion.  Partially offsetting these increases in revenues was a decline in revenues of approximately $85 million due to lower activity on the Escravos GTL and Skikda LNG projects.

Gas Monetization job income increased approximately $33 million in the second quarter of 2010 compared to the same period of the prior year.  Job income increased as a result of change orders on an LNG project executed through a joint venture that is now completed.  The change orders executed on this LNG project primarily provided for relief of liquidated damages to the joint venture but were partially offset by increased subcontractor claims resulting in $36 million to job income during the second quarter of 2010.

Oil & Gas. Revenues from our Oil & Gas Operations decreased by approximately $3 million in the second quarter of 2010 as compared to the second quarter of 2009.  The decrease in revenue is primarily due to the completion of several technical service projects as well as the EOS North Rankin project in Australia which is nearing completion.  Partially offsetting these decreases in revenues were increases related to higher progress on new project awards including the COP Define, Jack St. Malo and other projects.

Job income in our Oil & Gas Operations in the second quarter of 2010 decreased by $13 million over the same quarter of the prior year.  The decrease in Oil & Gas Operations job income is primarily due to various projects that were either completed in 2009 or nearing completion in the end of the second quarter of 2010.

Downstream. Downstream revenue in the second quarter of 2010 increased by $33 million primarily due to several petrochemical projects in the Middle East including the Ras Tanura, Shaybah and Sonangol projects which increased approximately $51 million in the aggregate as a result of increased activity over the prior year.  These increases in revenues were partially offset by lower revenues on several chemical projects in North America as they were either completed or nearing completion.

Downstream job income in the second quarter of 2010 increased by approximately $8 million as compared to the same period of the prior year.  The increase was primarily driven by increased activity on the Sonangol and Ras Tanura projects which contributed $14 million to job income in the aggregate.  Additionally, Downstream job income in the second quarter of 2009 included $7 million in charges on our EBIC ammonia project due to additional costs related to the commissioning and start up of the plant which further contributed to the improvement in job income during the second quarter of 2010.  Partially offsetting these increases in job income was a charge of approximately $9 million related to an accounts receivable reserve adjustment recorded in the second quarter of 2010.

Technology. Technology revenues and job income in the second quarter of 2010 increased $12 million and $6 million, respectively, primarily due to the progress achieved on a number of new projects including a grassroots ammonia and urea project in Turkmenistan, two ammonia projects in India and a petrochemical plant in China.

Infrastructure, Government and Power (“IGP”) Business Group

North America Government and Defense (“NAGD”).  Revenue from our NAGD Operations decreased approximately $468 million in the second quarter of 2010 over the same period in the prior year.  The decrease in NAGD revenue includes a $463 million decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract.  The lower volume is primarily due to the continued reductions in staff and personnel on the project as combat troop levels declined.  We expect to continue providing services on certain task orders through 2011.  Although the decreases in revenue on the LogCAP III project have been partially offset by a task order on the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq throughout the remainder of 2010.  Also contributing to the decrease in NAGD revenue is $33 million less revenue as a result of lower volumes of work under the CENTCOM project.

Index

Job income from our NAGD Operations increased by approximately $23 million primarily as a result of award fees received on the LogCAP III contract which was partially offset by the overall reduction in volume of U.S. military support activities primarily in Iraq.  Award fees on the LogCAP III project in the second quarter of 2010 were approximately $42 million higher as compared to the same period of the prior year.  Prior to the fourth quarter of 2009, we accrued award fees based on the estimated amounts to be awarded.  However, as a result of the U.S. Army’s Iraq Award Fee Evaluation Board decision in February 2010 to award zero award fees for certain prior periods of performance, we concluded that we could no longer estimate the amount of fees to be awarded.  Therefore, we ceased accruing any further award fees until we can reliably estimate fees to be awarded in the future or when such fees are actually awarded.  Subsequently, in May 2010, we received an award fee of approximately $60 million which was recorded as an increase to revenue and job income.  The increase in job income on the LogCAP III project was partially offset primarily  by lower volumes of activity.

International Government and Defense (“IGD”).  Revenue from our IGD Operations increased approximately $36 million and job income was relatively flat for the second quarter of 2010 compared the same period in the prior year.  The increase in revenue was primarily related to the increasing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD under the TDA, CONLOG and NAMSA projects.  Job income in the second quarter of 2010 increased due to higher construction margins on the Allenby & Connaught project as well as higher volume of services for the CONLOG and other U.K. MoD projects.  The increases were offset primarily due to decreases in job income on the Tier 3 Basra project which was completed in 2009.

Infrastructure and Minerals (“I&M”).  Revenue from our I&M Operations decreased approximately $22 million in the second quarter of 2010 over the same period in the prior year due to lower overall activity on several projects including Southern Regional Water Pipeline and Hope Downs South Minerals projects in Australia, the Scottish Water project in the U.K. and the Yas Island Development project in Abu Dhabi.  These projects have either been completed prior to the first quarter of 2010 or scaled down as a result of the global economic conditions.  Additionally, new project awards have been either delayed or canceled further contributing to the decrease.   Job income from our I&M Operations decreased in the second quarter of 2010 by approximately $5 million primarily as a result of the overall decrease in project activity and new project awards.

Power and Industrial (“P&I”).  Revenue from our P&I Operations decreased approximately $7 million in the second quarter of 2010 over the same period in the prior year largely as a result of the completion of fieldwork on the Georgia Power plant project in April 2010 and lower profits on the Red River project in Louisiana.  These decreases were partially offset by increased volume on a new waste-to-energy project in Florida and other projects.  Job income from our P&I Operations increased by $4 million in the second quarter of 2010 primarily due to our waste-to-energy project and change orders on the completed Georgia Power plant project, offset partially by lower profits on the Red River project.

Services

Services revenues in the second quarter of 2010 decreased by $46 million as compared to the second quarter of 2009.  Approximately $60 million of the decrease occurred in our Building Group due to lower volume.  The building group was awarded several new projects including the Boeing 787 Assembly Facility and Alabama Children’s Hospital, although these projects did not significantly contribute to revenues in the second quarter of 2010 as they are executed through joint ventures that we do not control and are thus accounted for under the equity method of accounting.  Additionally, revenues in our U.S. Construction Group declined $15 million primarily due to the completion of the Conoco Phillips Borger and ExxonMobil Flare Gas projects in 2009.  Partially offsetting these decreases in revenues were increases of approximately $30 million in our Canadian and Industrial Services operations including higher progress on the Shell AOSP project in Canada and increased construction maintenance and services under a new contract for DuPont throughout the Eastern and Gulf Coast regions of the U.S.

Job income increased by approximately $2 million in the second quarter of 2010 over the second quarter of 2009.  Job income resulting from the increased activity on the Shell AOSP, Hunt Refining and other projects were largely offset as a result of work that was substantially completed in 2009 including the Conoco Phillips Borger and ExxonMobil Flare Gas projects as well as the lower volume of new project awards in our Building Group and U.S. construction product lines.

Index

Ventures

Ventures revenue was $13 million and job income was $8 million in the second quarter of 2010 as compared to revenue of $3 million and job income of $2 million in the second quarter of 2009.  The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited, which is the primary contracting entity with the MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military.  This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting.  Effective January 1, 2010, we determined we were the primary beneficiary pursuant to the adoption of in FASB ASC 810 – Consolidation in the first quarter of 2010.  Ventures job income increased during the second quarter of 2010 primarily due to the consolidation of Fasttrax Ltd. as well as improved performance of the EBIC ammonia plant project which became operational in 2009.  The EBIC ammonia plant performance benefitted from increased sales volume and higher ammonia prices than in the same quarter of the prior year.

Labor cost absorption.  Labor cost absorption income was $4 million in the second quarter of 2010 and labor cost absorption expense was $3 million in the second quarter of 2009. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption income increased in the second quarter of 2010 primarily due to higher chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount.  Partially offsetting these increases were lower costs due to closure of one of our offices in Lagos as well as lower costs under our 2009 incentive compensation plan.

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

	Three Months Ended June 30, 2010
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$708	$—	$708
Oil & Gas	104	90	194
Downstream	157	144	301
Technology	35	—	35
Total Hydrocarbons business group revenue	1,004	234	1,238

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	926	23	949
International Government and Defense	103	—	103
Infrastructure and Minerals	64	—	64
Power and Industrial	104	195	299
Total IGP business group revenue	1,197	218	1,415

Services	452	(452)	—
Other	18	—	18
Total KBR Revenue	$2,671	$—	$2,671

Index

	Three Months Ended June 30, 2009
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$679	$—	$679
Oil & Gas	107	77	184
Downstream	124	147	271
Technology	23	—	23
Total Hydrocarbons business group revenue	933	224	1,157

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,394	18	1,412
International Government and Defense	67	—	67
Infrastructure and Minerals	86	—	86
Power and Industrial	111	256	367
Total IGP business group revenue	1,658	274	1,932

Services	498	(498)	—
Other	12	—	12
Total KBR Revenue	$3,101	$—	$3,101

Non-operating items

Net interest expense was $5 million in the second quarter of 2010 and zero in the second quarter of 2009.  Interest expense increased in the second quarter primarily as a result of increased commitment fees paid under the terms of our new credit facility, increased rates associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to Halliburton for guarantees provided to us for various financial commitments.  Additionally, interest expense recognized in the second quarter of 2010 on non-recourse project-finance debt was $2 million higher due to the consolidation of Fasttrax Limited effective January 1, 2010.  Interest income earned on our invested cash remained relatively flat for the second quarter of 2010 compared to the second quarter of 2009 as a result of the current economic conditions.

We had foreign currency losses of $3 million in the second quarter of 2010 and $4 million in the second quarter of 2009.  Foreign currency losses in the second quarter of 2010 primarily resulted from the weakening Euro and from currencies with no hedge market such as the Algerian Dinar.  The foreign currency loss of $4 million in the second quarter of 2009 primarily resulted from the remeasurement of monetary assets and liabilities in foreign jurisdictions as a result of the weakening of the U.S. dollar against certain foreign currencies, which include the British pound, Euro and Algerian dinar.  Some of these positions were not fully hedged.

Provision for income taxes was $69 million in the second quarter of 2010 and $49 million in the second quarter of 2009.  Our effective tax rate was approximately 36% for the three months ended March 31, 2010 and 37% for the three months ended March 31, 2009.  Our effective tax rate for the second quarter of 2010 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.   Our effective tax rate for the second quarter of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.

Index

Revenue by Business Unit

	Six Months Ended June 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$1,383	$1,335	$48	4%
Oil & Gas	188	202	(14)	(7)%
Downstream	290	237	53	22%
Technology	65	43	22	51%
Total Hydrocarbons business group revenue	1,926	1,817	109	6%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,936	2,957	(1,021)	(35)%
International Government and Defense	197	137	60	44%
Infrastructure and Minerals	137	172	(35)	(20)%
Power and Industrial	201	215	(14)	(7)%
Total IGP business group revenue	2,471	3,481	(1,010)	(29)%

Services	867	973	(106)	(11)%
Ventures	28	11	17	155%
Other	10	19	(9)	(47)%
Total revenue	$5,302	$6,301	$(999)	(16)%
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

Index

Income (loss) by Business Unit
	Six Months Ended June 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$136	$115	$21	18%
Oil & Gas	29	44	(15)	(34)%
Downstream	50	26	24	92%
Technology	29	20	9	45%
Total job income	244	205	39	19%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(53)	(45)	(8)	(18)%
Total Hydrocarbons business group income	192	160	32	20%
Infrastructure, Government and Power (“IGP”):
North America Government and Defense	128	143	(15)	(10	) %
International Government and Defense	40	35	5	14%
Infrastructure and Minerals	33	44	(11)	(25)%
Power and Industrial	29	20	9	45%
Total job income	230	242	(12)	(5)%
Divisional overhead	(79)	(71)	(8)	(11)%
Total IGP business group income	151	171	(20)	(12)%
Services:
Job income	80	77	3	4%
Loss on disposition of assets	(1)	—	(1)	—
Divisional overhead	(33)	(34)	1	3%
Total Services business unit income	46	43	3	7%
Ventures:
Job income (loss)	17	10	7	70%
Gain on disposition of assets	—	2	(2)	(100)%
Divisional overhead	(2)	(1)	(1)	(100)%
Total Ventures business unit income	15	11	4	36%
Other:
Job income	4	5	(1)	(20)%
Divisional overhead	(4)	(4)	—	—
Total Other business unit income	—	1	(1)	(100)%

Total business unit income	$404	$386	$18	5%
Unallocated amounts:
Loss on disposition of assets - corporate	(2)	—	(2)	—
Labor costs absorption (1)	—	(2)	2	100%
Corporate general and administrative	(104)	(103)	(1)	(1)%
Total operating income	$298	$281	$17	6%
________________________
(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Index

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Hydrocarbons Business Group

Gas Monetization.   Revenues in the first six months of 2010 in our Gas Monetization Operations increased by $48 million primarily due to increased activity from the Gorgon LNG and several other projects.  Revenue from these projects increased approximately $195 million in the first six months of 2010 primarily as a result of the transition from the FEED to the EPCM portion of the Gorgon project as well as change orders on another LNG project that is nearing completion.  Partially offsetting the 2010 increases in Gas Monetization revenues are declines in revenues of approximately $147 million in the aggregate due to lower activity on other projects including the Pearl GTL, Escravos GTL and Skikda LNG projects.

Gas Monetization job income increased approximately $21 million in the first six months of 2010 compared to the same period of the prior year.  Job income increased $61 million in the aggregate as a result of change orders on an LNG project executed through a joint venture that is now completed and increased activity on another LNG project.  The change orders executed on the completed LNG project primarily provided for relief of liquidated damages to the joint venture but were partially offset by increased subcontractor claims resulting in a net increase of $36 million to job income during the second quarter of 2010.  Partially offsetting these first quarter 2010 increases in Gas Monetization Operations job income were decreases in job income of approximately $35 million on other projects including the Pearl GTL, Escravos GTL and Skikda LNG projects due to lower activity.  Additionally, job income in the first six months of 2009 included $10 million as a result of the reversal of certain commercial agent fees in the first six months of 2009.

Oil & Gas. Revenues from our Oil & Gas Operations decreased by approximately $14 million in the first six months of 2010 as compared to the first six months of 2009.  The decrease in Oil & Gas Operations revenue is primarily due to the completion of a number of technical service projects as well as the EOS North Rankin and Pazflor which were nearing completion at the end of the second quarter of 2010.  Revenue related to these projects decreased approximately $72 million in the aggregate in the first six months of 2010.  Partially offsetting these decreases in revenue were increases of approximately $45 million in the aggregate related to new project awards including the COP Define, Jack St. Malo and other projects.  Additionally, we received an unfavorable arbitration award related to the In Amenas project resulting in a $15 million decrease to job income in the first quarter of 2009 which did not recur in 2010.

Job income in our Oil & Gas Operations in the first six months of 2010 decreased by $15 million over the same quarter of the prior year.  The decrease in Oil & Gas Operations job income includes approximately $20 million of decrease related to various projects that were either completed in 2009 or nearing completion in the end of the second quarter of 2010.  Job income further decreased by approximately $9 million as a result of legal fees and the unfavorable settlement of several issues related to a completed project.  Partially offsetting these decreases was an unfavorable arbitration award related to the In Amenas project resulting in a $15 million decrease to job income in the first quarter of 2009 which did not recur in 2010.

Downstream. Downstream revenue in the first six months of 2010 increased by $53 million primarily due to several petrochemical projects including the Ras Tanura, Shaybah, Yanbu and Sonangol projects which increased approximately $109 million in the aggregate as a result of increased activity over the prior year.  These increases in revenues were partially offset by lower revenues on several chemical projects in North America and other refining projects as they were either completed or nearing completion.

Downstream job income in the first six months of 2010 increased by approximately $24 million as compared to the same period of the prior year.  The increase was primarily driven by increased activity on the Sonangol and Ras Tanura projects which contributed $25 million to the increase.  Additionally, Downstream job income in the first six months of 2009 included $16 million in charges on our EBIC ammonia project due to additional costs related to the commissioning and start up of the plant which further contributed to the improvement in job income during the first six months of 2010.  Partially offsetting these increases in job income was a charge of approximately $9 million related to an accounts receivable reserve adjustment recorded in the second quarter of 2010 as well as decreases on several other projects that were completed or nearing completion.

Index

Technology. Technology revenues and job income in the first six months of 2010 increased $22 and $9 million, respectively, primarily due to the progress achieved on a number of new projects including a grassroots ammonia and urea project in Turkmenistan, two ammonia equipment projects in India, petrochemical plants in Korea and a refining project in Angola.  These new projects contributed approximately $33 million to the increase in Technology revenues and approximately $19 million to the increase in Technology job income in the first six months of 2010.  Partially offsetting these increases were decreases in revenue and job income associated with the completion of an ammonia revamp project in India and two ammonia projects in Venezuela.

Infrastructure, Government and Power (“IGP”) Business Group

North America Government and Defense (“NAGD”).  Revenue from our NAGD Operations decreased approximately $1.0 billion in the first six months of 2010 over the same period in the prior year.  The decrease in NGAD revenue includes a $944 million decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract.  The lower volume is primarily due to the continued reductions in staff and personnel on the project as combat troop levels declined.  We expect to continue providing services on certain task orders through the second half of 2010.  Although the decreases in revenue on the LogCAP III project have been partially offset by a task order on the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq throughout the remainder of 2010.  Also contributing to the decrease in NAGD revenue is $61 million less revenue as a result of lower volumes of work under the CENTCOM project.

Job income from our NAGD Operations decreased by approximately $15 million primarily as a result of a decrease in job income on the LogCAP III and CENTCOM projects.  Job income on the LogCAP III project decreased by approximately $32 million as a result of lower volumes and higher charges for potentially unallowable costs but were partially offset by an increase in award fees during the first six months of 2010.  Award fees on the LogCAP III project in the first six months of 2010 were approximately $22 million higher as compared to the same period of the prior year.  Prior to the first quarter of 2010, we accrued award fees based on the estimated amounts to be awarded.  However, as a result of the U.S. Army’s Iraq Award Fee Evaluation Board decision in February 2010 to award zero award fees for certain prior periods of performance, we concluded that we could no longer estimate the amount of fees to be awarded.  Therefore, we ceased accruing any further award fees until we can reliably estimate fees to be awarded in the future or when such fees are actually awarded.  Subsequently, in May 2010, we received an award fee of approximately $60 million which was recorded as an increase to revenue.  Additionally, job income on the CENTCOM project decreased by approximately $10 million as a result of lower volumes of work.

International Government and Defense (“IGD”).  Revenue from our IGD Operations increased approximately $60 million and job income increased approximately $5 in the first six months of 2010 compared the same period in the prior year.  The increase in revenue was primarily related to the increasing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD under the TDA, CONLOG and NAMSA projects.  Job income in the first six months of 2010 increased due to higher construction margins on the Allenby & Connaught project as well as higher volume of services for the TDA, CONLOG and other U.K. MoD projects.  These increases were partially offset due to decreases in job income on the Tier 3 Basra project which was completed in 2009.

Infrastructure and Minerals (“I&M”).  Revenue from our I&M Operations decreased approximately $35 million in the first six months of 2010 over the same period in the prior year due to lower overall activity on several projects including Southern Regional Water Pipeline and Hope Downs South Minerals projects in Australia, the Scottish Water project in the U.K. and the Yas Island Development project in Abu Dhabi.  These projects have either been completed prior to the second quarter of 2010 or scaled down as a result of the global economic conditions.  Additionally, new project awards have been either delayed or canceled, further contributing to the decrease.   Job income from our I&M Operations decreased in the first six months of 2010 by approximately $11 million primarily as a result of the overall decrease in project activity and new project awards.

Power and Industrial (“P&I”).  Revenue from our P&I Operations decreased approximately $14 million in the first six months of 2010 over the same period in the prior year largely as a result of the completion of the Georgia Power and Proctor & Gamble projects.  These decreases were largely offset by increased volume from construction mobilization on the new waste-to-energy project in Florida and increased volume on several other smaller projects.  Job income from our P&I Operations increased in the first six months of 2010 by $9 million primarily due to change orders at the Georgia Power project as well as mobilization of the waste-to-energy project in Florida.

Index

Services

 Services revenues in the first six months of 2010 decreased by $106 million as compared to the first six months of 2009.  Approximately $150 million of the decrease occurred in our Building Group due to lower volume.  Although the building group was recently awarded several new projects including the Boeing 787 Assembly Facility and Alabama Children’s Hospital, these projects did not significantly contribute to revenues in the first quarter of 2010 as they are executed through joint ventures that we do not control and are thus accounted for under the equity method of accounting.   Additionally, revenues in our U.S. Construction Group declined $17 million primarily due to the completion of the Conoco Phillips Borger and ExxonMobil Flare Gas projects in 2009.  Partially offsetting these decreases in revenues were increases of approximately $51 million in our Canadian Operations largely resulting from higher levels of activity on the Shell AOSP project.

Job income increased by approximately $3 million in the first quarter of 2010 over the first quarter of 2009.  Increases in job income resulting from the increased activity on the Shell AOSP and various U.S. Construction projects were largely offset by slowdowns in our maintenance projects in Europe which are tied to the pulp and paper markets.

Ventures

Ventures revenue was $28 million and job income was $17 million in the first six months of 2010 as compared to revenue of $11 million and job income of $10 million in the first six months of 2009.  The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited, which is the primary contracting entity with the MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military.  This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting.  Effective January 1, 2010, we determined we were the primary beneficiary pursuant to the adoption of in FASB ASC 810 – Consolidation in the first quarter of 2010.  Ventures job income increased during the first quarter of 2010 primarily due to the improved performance of the EBIC ammonia plant project and Allenby & Connaught projects as well as the consolidation of Fasttrax Ltd.

Labor cost absorption.  Labor cost absorption expense was zero for the first six months of 2010 and was $2 million in the first six months of 2009. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.  Labor cost absorption expense decreased in the first six months of 2010 primarily due to higher chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount.  Partially offsetting these increases were lower costs due to closure of one of our offices in Lagos as well as lower costs under our 2009 incentive compensation plan.

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

	Six Months Ended June 30, 2010
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$1,383	$—	$1,383
Oil & Gas	188	179	367
Downstream	290	286	576
Technology	65	—	65
Total Hydrocarbons business group revenue	1,926	465	2,391

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,936	33	1,969
International Government and Defense	197	—	197
Infrastructure and Minerals	137	—	137
Power and Industrial	201	369	570
Total IGP business group revenue	2,471	402	2,873

Services	867	(867)	—
Other	38	—	38
Total KBR Revenue	$5,302	$—	$5,302

	Six Months Ended June 30, 2009
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$1,335	$—	$1,335
Oil & Gas	202	121	323
Downstream	237	284	521
Technology	43	—	43
Total Hydrocarbons business group revenue	1,817	405	2,222

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	2,957	27	2,984
International Government and Defense	137	—	137
Infrastructure and Minerals	172	—	172
Power and Industrial	215	541	756
Total IGP business group revenue	3,481	568	4,049

Services	973	(973)	—
Other	30	—	30
Total KBR Revenue	$6,301	$—	$6,301

Index

Non-operating items

Net interest expense was $9 million in the first six months of 2010 and net interest income was $1 million in the first six months of 2009.  Interest expense increased for the first six months primarily as a result of increased commitment fees paid under the terms of our new credit facility, increased rates associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to Halliburton for guarantees provided to us for various financial commitments.  Additionally, interest expense recognized in the second quarter of 2010 on non-recourse project-finance debt was $3 million higher as a result of the consolidation of Faxttrax Limited effective January 1, 2010.  Interest income earned on our invested cash remained relatively flat for the first six months of 2010 compared to the first six months of 2009 as a result of the current economic conditions.

We had foreign currency losses of $5 million in the first six months of 2010 and foreign currency gains of $1 million in the first six months of 2009.  Foreign currency losses in the first six months of 2010 were primarily due to the weakening Euro and from currencies with no hedge market such as the Algerian Dinar.  The foreign currency gains in the first six months of 2009 primarily resulted from the remeasurement of monetary assets and liabilities in foreign jurisdictions as a result of the strengthening of the U.S. dollar against certain foreign currencies in the first quarter of 2009 including the Euro, Algerian dinar and Japanese yen.  Some of these positions were not fully hedged.

Provision for income taxes was $103 million in the first six months of 2010 and $104 million in the first six months of 2009.  Our effective tax rate was approximately 36% for the six months ended June 30, 2010 and 37% for the six months ended June 30, 2009.  Our effective tax rate for the first six months of 2010 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.   Our effective tax rate for the first six months of 2009 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense from the true-up of prior year foreign and domestic taxes.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog.  However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue.  Our backlog for projects related to unconsolidated joint ventures totaled $1.9 billion at June 30, 2010 and $2.1 billion at December 31, 2009.  We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary.  Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $4.1 billion at June 30, 2010 and $4.6 billion at December 31, 2009.

Index

Backlog(1)
(in millions)

	June 30,	December 31,
	2010	2009
Hydrocarbons:
Gas Monetization	$5,899	$6,976
Oil & Gas	228	109
Downstream	425	535
Technology	194	154
Total Hydrocarbons backlog	6,746	7,774
Infrastructure, Government and Power (“IGP”):
North America Government and Defense	987	1,341
International Government and Defense	1,231	1,427
Infrastructure and Minerals	133	167
Power and Industrial	239	338
Total IGP backlog	2,590	3,273
Services	2,307	2,302
Ventures	780	749
Total backlog for continuing operations	$12,423	$14,098
________________________
(1)
All backlog is attributable to firm orders as of June 30, 2010 and December 31, 2009.  Backlog attributable to unfunded government orders was $154 million at June 30, 2010 and $326 million as of December 31, 2009.

We estimate that as of June 30, 2010, 49% of our backlog will be complete within one year. As of June 30, 2010, approximately 21% of our backlog was attributable to fixed-price contracts and 79% was attributable to cost-reimbursable contracts.  For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons business group backlog declined approximately $1.0 billion, primarily because of a decline in Gas Monetization business unit backlog of approximately $1.1 billion primarily due to work performed on the Gorgon, Skikda, Escravos and other projects and with no new significant awards in the first six months of 2010.  Also contributing to the decline in Hydrocarbons business group backlog was a decline in the Downstream business unit backlog of approximately $148 million primarily related to work performed on our Ras Tanura, Sonangol, Yanbu, Saudi Kayan and other projects.  These declines were partially offset by new awards of $238 million in our Oil & Gas and Technology business.

Backlog in our IGP business group decreased by $683 million primarily as a result of the net work-off on existing projects of approximately $775 million, that were partially offset by new awards of $224 million primarily in our International and North America Government and Defense operations.  Work performed in our North America Government and Defense operations was approximately $496 million in the first six months primarily related to our LogCAP III and IV project, DOCCC, Alaska JOC and other support projects, partially offset by new awards of $100 million on our LogCAP IV project.  In our International Government and Defense operations we had work performed of $279 million primarily related to the Allenby and Connaught project, Conlog Afghanistan ISP and TDA, which was partially offset by new awards in 2010, primarily from the U.K. MoD.

Backlog in Services remained relatively flat at $2.3 billion.  Major awards in Services included projects in our Building Group product line such as the Boeing 787 Assembly Facility and Alabama Children’s Hospital projects as well as the DuPont project in our Industrial Services product line.

Index

Liquidity and Capital Resources

Cash and equivalents totaled $1.2 billion at June 30, 2010 and $941 million at December 31, 2009, which included $267 million and $236 million, respectively, of cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes.  Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use the cash on these projects to pay project costs.

As of June 30, 2010, we had restricted cash of $23 million related to the amounts held in deposit with certain banks to collateralize standby letters of credit, of which $14 million is included in “Other current assets” and $9 million is included in “Other assets” in the accompanying condensed consolidated financial statements.

Revolving Credit Facility

On November 3, 2009, we entered into a new syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing the Prior Revolving Credit Facility, which was terminated at the same time as the closing of the Revolving Credit Facility.  The Revolving Credit Facility may be used for working capital and letters of credit for general corporate purposes which expires in November 2012.  While there is no sublimit for letters of credit under this facility, letters of credit fronting commitments that totaled $830 million at December 31, 2009 have been expanded to $880 million in January 2010.  Amounts drawn under the Revolving Credit Facility will bear interest at variable rates based either on the London interbank offered rate plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or the London interbank offered rate plus 1%.  Fees on letters of credit issued under the Revolving Credit Facility are 1.5% for performance and commercial letters of credit and 3% for all others.  We are also charged an issuance fee of 0.05% for the issuance of a letter of credit, a per annum commitment fee of 0.625% for any unused portion of the Revolving Credit Facility, and a per annum fronting commitment fee of 0.25%.  As of June 30, 2010, there were no borrowings and $326 million in letters of credit issued and outstanding under the Revolving Credit Facility.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of less than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders equity attributable to the sale of equity securities.  At June 30, 2010, we were in compliance with these ratios and other covenants mentioned above.

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

Nonrecourse Project Finance Debt

In 2001, Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract with the U.K. MoD to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army.  Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years.  The purchase of the HETs by the joint venture was financed through a series bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner of which £12.2 million provided equity bridge financing.  The bridge financing was replaced in 2005 with combined equity capital contributions and subordinated loans from the joint venture partners.  The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited.

Index

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2010, 2011 and 2012 and thereafter total approximately £3 million, £6 million, £6 million and £67 million, respectively.

Since the inception of the project, we accounted for our investment in the project entity using the equity method of accounting.  As a result of the adoption of Accounting Standards Update No. 2009-17 – Consolidation (Topic 810) “Improvements to Financial Reporting by Enterprises with Variable Interest Entities”, effective January 1, 2010 we concluded that we are the primary beneficiary of Fasttrax Limited because we control the activities that most significantly impact the economic performance of the entity.  We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. As such, our condensed consolidated financial statements for the first six months of 2010 include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt.  The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners.  Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

Cashflow Activities

	For the Six Months Ended
	2010	2009

Cash flows provided by (used in) operating activities	$432	$(8)
Cash flows used in investing activities	(56)	(13)
Cash flows used in financing activities	(83)	(59)
Effect of exchange rate changes on cash	(21)	12
Increase (decrease) in cash and equivalents	$272	$(68)
Cash increase due to consolidation of a variable interest entity	22	—
Net increase (decrease) in cash and equivalents	$294	$(68)

Operating activities.  Cash provided by operations was $432 million in the first six months of 2010, compared to cash used by operations of $8 million in the first six months of 2009.  Cash provided by operations during the first six months of 2010 was primarily impacted by overall earnings as well as improvements in cash receipts on certain projects in our Gas Monetization, Downstream and International Government and Defense business units. Also contributing to the increase in cash provided by operations was the decline of approximately $96 million in working capital requirements for our LogCAP project including the receipt of $60 million of award fees during the second quarter of 2010.  Additionally, cash held by joint ventures that we consolidate for accounting purposes increased approximately $30 million during the first six months of 2010.

Cash used in operations was $8 million in the first six months of 2009.  Cash held by our joint venture projects that we consolidate for accounting purposes increased from $175 million at December 31, 2008 to $225 million at June 30, 2009.  Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures.  Additionally, cash increased by approximately due to $20 million in distributions and repayments of advances we received from our unconsolidated joint ventures, which are accounted for using the equity method of accounting.   Partially offsetting these increases were decreases due to higher working capital requirements on our LogCAP and other projects during the first six months of 2009.

Investing activities. Cash used in investing activities for the first six months of 2010 totaled $56 million compared to $13 million during the first six months of 2009.  During the first six months of 2010, we paid $20 million for the exclusive right to certain technology under a 25-year licensing arrangement.  Cash used for capital expenditures were $19 million and $16 million for the first six months of 2010 and 2009, respectively.  Additionally, we financed approximately $19 million for the purchase of computer software for internal use during the second quarter of 2010.  In the second quarter of 2010 we acquired Energo Engineering for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments.  The increase in capital expenditures was primarily related to increased corporate infrastructure spending and leasehold improvements.  In the first six months of 2010, we made a $7 million investment in an equity method joint venture associated with our lease extension of our corporate headquarters.

Index

Financing activities.  Cash used in financing activities for the first six months of 2010 totaled $83 million and included $58 million of payments to repurchase approximately 2.6 million shares of our common stock, $16 million related to dividend payments to shareholders and $30 million related to distributions to noncontrolling shareholders of several of our consolidated joint ventures.  These payments were partially offset by the return of approximately $24 million of collateralized cash related to our standby letters of credit.  Cash used in financing activities was $59 million for the first six months of 2009 and included $21 million of payments to reacquire 1.5 million shares of our common stock and $24 million related to dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures.  During the second quarter of 2009, we cash collateralized $14 million of our standby letters of credit in accordance with certain agreements.

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

Future uses of cash.  Future uses of cash will primarily relate to working capital requirements for our operations.  In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividends, share repurchases and various other obligations as they arise.  The capital expenditures budget for 2010 is consistent with our prior year capital expenditures and primarily relates to information technology, real estate and equipment/facilities to be used in our business units.  From July 1, 2010 through July 28, 2010, we repurchased approximately 1.9 million shares of KBR stock for approximately $40 million under our share repurchase program.

On May 20, 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on July 15, 2010 to shareholders of record on June 15, 2010.  The dividend payment is approximately $8 million and is included in other current liabilities as of June 30, 2010.  Any future dividend declarations will be at the discretion of our Board of Directors.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.  In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers.  Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts.  We have $1.7 billion in committed and uncommitted lines of credit to support letters of credit and as of June 30, 2010, and we had utilized $507 million of our credit capacity.  We have an additional $197 million in letters of credit issued and outstanding under various other facilities that are unconditionally and irrevocably guaranteed by Halliburton.  Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $507 million in letters of credit outstanding on KBR lines of credit was comprised of $326 million issued under our Revolving Credit Facility and $181 million issued under uncommitted bank lines at June 30, 2010.  Of the total letters of credit outstanding, $34 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand.  Approximately $208 million of the $326 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility.  Under the terms of the Revolving Credit Facility, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date.  As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis.  We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Other obligations.  We had commitments to provide funds to our privately financed and other projects of $47 million as of June 30, 2010 primarily related to future equity funding on our Allenby and Connaught project.  Commitments to fund these projects are supported by letters of credit as described above.  At June 30, 2010, approximately $19 million of the $47 million in commitments will become due within one year.

Index

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $31 million at June 30, 2010.  Approximately $27 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2010.

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

Other factors affecting liquidity

Government claims.   Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order.  Our unapproved claims for costs incurred under various government contracts totaled $101 million at June 30, 2010 and $113 million at December 31, 2009.  The unapproved claims at June 30, 2010 include approximately $59 million largely resulting from the de-obligation of 2004 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues primarily related to dining facilities.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from the year in which resolution occurs.  The unapproved claims outstanding at June 30, 2010 and December 31, 2009 are considered to be probable of collection and have been recognized as revenue.

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

We had not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $19 million at June 30, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

Halliburton indemnities.  Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of certain claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria. Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project.  See Note 7 to our condensed consolidated financial statements for further discussion.

In February 2009, one of our subsidiaries plead guilty to violating and conspiring to violate the FCPA.  In accordance with the terms of the settlement and under the terms of the Halliburton indemnity, Halliburton paid $95 million in the first six months of 2010 and $322 million in the first six months of 2009 on our behalf for penalties resulting from the FCPA violations, which have been reflected in the accompanying statement of cash flows as noncash operating activities.

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

Index

The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(c)
On June 8, 2010, we initiated a Board of Directors authorized share repurchase program pursuant to which we intend to repurchase up to 10 million of our outstanding common shares in the open market or privately negotiated transactions to reduce and maintain, over time, our outstanding shares at approximately 150 million shares. We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. The following is a summary of share repurchases of our common stock during the three months ended June 30, 2010.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 27, 2010
Employee Transactions (a)	25,123	$22.43	—	—
May 2 –30, 2010
Employee Transactions (a)	3,362	$21.26	—	—
June 8 – 30, 2010
Repurchase Program	2,500,200	$22.37	2,500,200	7,499,800
Employee Transactions (a)	3,985	$22.52	—	—
Total
Repurchase Program	2,500,200	$22.37	2,500,200	7,499,800
Employee Transactions (a)	32,470	$22.32	—	—

(a)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information
None.

Index

Item 6.  Exhibits

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2007; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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

Date: July 29, 2010