Form 10-Q
period 2010-09-30
KBR, INC.
filed 2010-10-28
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010, 150,961,902 shares of KBR, Inc. common stock, $0.001 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.

Condensed Consolidated Statements of Income

(In millions, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Services	$2,432	$2,841	$7,658	$9,095
Equity in earnings (losses) of unconsolidated affiliates, net	23	(1)	99	46

Total revenue	2,455	2,840	7,757	9,141

Operating costs and expenses:
Cost of services	2,238	2,648	7,136	8,567
General and administrative	53	54	157	157
Impairment of goodwill	—	6	—	6
Loss (gain) on disposition of assets, net	1	1	3	(1)

Total operating costs and expenses	2,292	2,709	7,296	8,729

Operating income	163	131	461	412
Interest income (expense), net	(3)	—	(12)	1
Foreign currency gains (losses), net	1	—	(4)	1
Other non-operating expense	(1)	(1)	(1)	(2)

Income before income taxes and noncontrolling interests	160	130	444	412
Provision for income taxes	(43)	(33)	(146)	(137)

Net Income	117	97	298	275
Less: Net income attributable to noncontrolling interests	(20)	(24)	(49)	(58)

Net income attributable to KBR	$97	$73	$249	$217

Net income attributable to KBR per share:
Basic	$0.62	$0.46	$1.57	$1.35

Diluted	$0.62	$0.45	$1.56	$1.35

Basic weighted average common shares outstanding	155	160	158	160

Diluted weighted average common shares outstanding	156	161	159	161

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Balance Sheets

(In millions except share data)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and equivalents	$1,175	$941
Receivables:
Accounts receivable, net of allowance for bad debts of $28 and $26	1,383	1,243
Unbilled receivables on uncompleted contracts	478	657

Total receivables	1,861	1,900
Deferred income taxes	194	192
Other current assets	377	608

Total current assets	3,607	3,641
Property, plant, and equipment, net of accumulated depreciation of $326 and $264 (including $83 and $0, net, owned by a variable interest entity – see Note 11)	348	251
Goodwill	697	691
Intangible assets, net	75	58
Equity in and advances to related companies	217	164
Noncurrent deferred income taxes	117	120
Noncurrent unbilled receivables on uncompleted contracts	321	321
Other assets	84	81

Total assets	$5,466	$5,327

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$938	$1,045
Due to former parent, net	49	53
Advance billings on uncompleted contracts	526	407
Reserve for estimated losses on uncompleted contracts	29	40
Employee compensation and benefits	248	191
Current non-recourse project-finance debt of a variable interest entity (See Note 11)	9	—
Other current liabilities	432	552
Current liabilities related to discontinued operations, net	—	3

Total current liabilities	2,231	2,291
Noncurrent employee compensation and benefits	451	469
Noncurrent non-recourse project-finance debt of a variable interest entity (See Note 11)	98	—
Other noncurrent liabilities	106	106
Noncurrent income tax payable	113	43
Noncurrent deferred tax liability	119	122

Total liabilities	3,118	3,031

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 171,215,837 and 170,686,531 shares issued, and 151,519,458 and 160,363,830 shares outstanding	—	—
Paid-in capital in excess of par	2,111	2,103
Accumulated other comprehensive loss	(428)	(444)
Retained earnings	1,087	854
Treasury stock, 19,696,379 shares and 10,322,701 shares, at cost	(439)	(225)

Total KBR shareholders’ equity	2,331	2,288
Noncontrolling interests	17	8

Total shareholders’ equity	2,348	2,296

Total liabilities and shareholders’ equity	$5,466	$5,327

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$117	$97	$298	$275
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	15	4	9	14
Pension liability adjustments	4	1	10	11
Net unrealized gain (loss) on derivatives	(5)	1	(1)	(1)

Total other comprehensive income (loss), net of tax	14	6	18	24

Comprehensive income	131	103	316	299
Less: Comprehensive income attributable to noncontrolling interests	(23)	(23)	(51)	(64)

Comprehensive income attributable to KBR	$108	$80	$265	$235

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$298	$275
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	45	41
Equity in earnings of unconsolidated affiliates	(99)	(46)
Deferred income taxes	(9)	(14)
Impairment of goodwill	—	6
Other	31	10
Changes in operating assets and liabilities:
Receivables	(151)	(191)
Unbilled receivables on uncompleted contracts	168	94
Accounts payable	(125)	(233)
Advanced billings on uncompleted contracts	137	(68)
Accrued employee compensation and benefits	59	(24)
Reserve for loss on uncompleted contracts	(11)	(23)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(5)	(1)
Distribution of earnings from unconsolidated affiliates	45	35
Other assets	61	25
Other liabilities	97	87

Total cash flows provided by (used in) operating activities	541	(27)

Cash flows from investing activities:
Capital expenditures	(39)	(22)
Investment in equity method joint ventures	(14)	—
Investment in licensing arrangement	(20)	—
Acquisition of business, net of cash acquired	(10)	—
Other investing activities	—	2

Total cash flows used in investing activities	(83)	(20)

Cash flows from financing activities:
Payments to reacquire common stock	(217)	(27)
Payments of dividends to shareholders	(24)	(24)
Distributions to noncontrolling shareholders, net	(37)	(30)
Net proceeds from issuance of stock	3	1
Excess tax benefits from stock-based compensation	—	(1)
Payments on short-term and long-term borrowings	(9)	—
Return (funding) of cash collateral on letters of credit, net	26	(11)

Total cash flows used in financing activities	(258)	(92)

Effect of exchange rate changes on cash	12	14
Increase (decrease) in cash and equivalents	212	(125)
Cash increase due to consolidation of a variable interest entity	22	—

Cash and equivalents at beginning of period	941	1,145

Cash and equivalents at end of period	$1,175	$1,020

KBR, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Noncash activities:
Noncash operating activities
Other assets (see Note 7)	$130	$369
Other liabilities (see Note 7)	$(130)	$(369)

Noncash investing activities
Purchase of computer software	$(19)	$—

Noncash financing activities
Dividends payable	$8	$8

See accompanying notes to condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of shares	2010	2009	2010	2009
Basic weighted average common shares outstanding	155	160	158	160
Dilutive effect of:
Stock options and restricted shares	1	1	1	1

Diluted weighted average common shares outstanding	156	161	159	161

For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities was approximately $1 million for the three and nine months ended September 30, 2010. Net earnings allocable to participating securities did not have a material impact on earnings per share for the three months ended September 30, 2009, and was approximately $1 million for the nine months ended September 30, 2009. The diluted earnings per share calculation did not include 1 million anti-dilutive weighted average shares for both the three and nine months ended September 30, 2010. The diluted earnings per share calculation did not include 1.4 million and 1.7 million antidilutive weighted average shares for the three and nine months ended September 30, 2009, respectively.

In October 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. Any future dividend declarations will be at the discretion of our Board of Directors. We repurchased approximately 7 million shares and 9.5 million shares of our common stock during the three and nine months ended September 30, 2010, respectively. Additionally, in October 2010, we repurchased an additional 0.6 million shares of our outstanding common stock under our share repurchase program.

Note 3. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

Millions of dollars	September 30, 2010	December 31, 2009
Probable unapproved claims	$33	$33
Probable unapproved change orders	13	61
Probable unapproved change orders related to unconsolidated subsidiaries	4	2

As of September 30, 2010, the probable unapproved claims related to two completed projects. See Note 6 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are amounts that will likely not be settled within one year totaling $19 million at September 30, 2010, and $20 million at December 31, 2009, which are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million. The EPC 1 arbitration hearings were held in November 2007. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. The amount of the award exceeded the book value of our claim receivable resulting in our recognition of a $183 million of operating income and $117 million of net income in the fourth quarter of 2009. The arbitration award is legally binding and we have filed a proceeding in U.S. Federal Court to recognize the award pursuant to which hearings were held in July 2010. PEMEX has attempted to challenge jurisdiction of the U.S. Federal Court and to nullify the award in Mexican court. The Mexican trial court rejected PEMEX’s nullification petition. We will respond to further efforts by PEMEX to nullify our award as may be required. We believe the timing of the collection of the award is uncertain and therefore, we have classified the amount due from PEMEX for EPC 1 as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of September 30, 2010.

LNG Project. During the third quarter of 2010, primarily as a result of actions and in certain instances, inactions on the part of the customer, we identified increases in the estimated cost to complete one of our LNG projects due to a schedule delay. The estimated cost increases were identified during an update to the overall project schedule that was completed in the third quarter of 2010 and includes additional labor, equipment, subcontractor, bonding and other project costs. We continue to evaluate our legal entitlement to an extension of time under the contract with our customer and will vigorously pursue all other available remedies which may reduce our exposure to the estimated project cost increases in future periods. As a result of the increases in estimated project costs, we recognized a non-cash charge of approximately $42 million to job income in the third quarter of 2010. As of September 30, 2010, the project is approximately 71% complete. Also within our Hydrocarbons segment, a gain was recognized in the third quarter of 2010 related to a settlement agreement with a commercial agent and this non-cash gain substantially offsets the cost growth discussed above. Refer to Note 7 for further discussion of the settlement agreement.

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

The table below presents information on our reportable business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2010	2009	2010	2009
Revenue:
Hydrocarbons	$974	$884	$2,900	$2,701
Infrastructure, Government and Power	983	1,479	3,454	4,960
Services	480	464	1,347	1,437
Other	18	13	56	43

Total revenue	$2,455	$2,840	$7,757	$9,141

Operating segment income:
Hydrocarbons	$93	$65	$285	$225
Infrastructure, Government and Power	83	104	234	275
Services	26	21	72	64
Other	11	(1)	26	11

Operating segment income	213	189	617	575

Unallocated amounts:
Labor cost absorption	4	(3)	4	(5)
Corporate loss on disposition of assets	(1)	(1)	(3)	(1)
Corporate general and administrative	(53)	(54)	(157)	(157)

Total operating income	$163	$131	$461	$412

Balance Sheet Information by Operating Segment

Millions of dollars	September 30, 2010

Total assets:
Hydrocarbons	$2,155
Infrastructure, Government and Power	2,797
Services	639
Other	(125)

Total assets	$5,466

Goodwill:
Hydrocarbons	$249
Infrastructure, Government and Power	149
Services	286
Other	13

Total	$697

Equity in/advances to related companies:
Hydrocarbons	$49
Infrastructure, Government and Power	13
Services	44
Other	111

Total	$217

Note 5. Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $253 million at September 30, 2010 and $236 million at December 31, 2009. We expect to use the cash on these projects to pay project costs.

Included in “Other current assets” and “Other assets” at September 30, 2010 is restricted cash in the amounts of $11 million and $10 million, respectively. Restricted cash primarily consists of amounts held in deposit with certain banks to collateralize standby letters of credit.

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

As a result of the AFDO’s adverse determination, in the fourth quarter of 2009, we reversed award fees that had previously been estimated as earned and recognized as revenue. Until we are able to reliably estimate fees to be awarded in the future, we will recognize award fees on the LogCAP III contract in the period they are awarded. In May 2010, we received an award fee of approximately $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. In September 2010, we received an award fee of approximately $34 million representing approximately 66% of the available award fee pool for the period of performance from September 2009 through February 2010 on task orders in Iraq and from September 2009 through May 2010 on task orders in Afghanistan, which was recorded as an increase to revenue in the third quarter of 2010.

Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned. We used 72% as our accrual rate through the third quarter of 2009.

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standard (“CAS”) Regulations, compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the administrative contracting officer. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the administrative contracting officer. KBR is permitted to respond to these documents and provide additional support. At September 30, 2010, open Form 1’s from DCAA recommending suspension of payments totaling approximately $340 million associated with our contract costs incurred in prior years, of which approximately $164 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $116 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $96 million of disapproved costs for which we currently do not intend to pay. We continue to work with our administrative contracting officers, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Federal Claims.

KBR excludes from billings to the U.S. Government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the DCMA Administrative Contracting Officer (“ACO”) as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $24 million in payments from us bringing the total payments withheld to approximately $44 million as of September 30, 2010 out of the Form 1 notices issued to date of $103 million.

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

In 2007, we provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer. To date, we have filed appeals to the Armed Services Board of Contract Appeals (“ASBCA”) to recover $44 million of the amounts withheld from us. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.” Our appeal to the ASBCA is effectively stayed pending the resolution of the separate claim filed by the DOJ.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and continue to provide information as requested by the DCMA. As of September 30, 2010, approximately $26 million of costs have been suspended under Form 1 notices and withheld from us by our customer related to this matter of which $28 million has been withheld by us from our subcontractors. In April 2008, we filed a counterclaim in arbitration against one of our LogCAP III subcontractors,

First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. We will continue working with the government and our subcontractors to resolve the remaining amounts. We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter and we do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of September 30, 2010, we have outstanding Form 1 notices from the DCAA disapproving $178 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. Court of Federal Claims to recover $57 million of the $80 million withheld from us by the customer. With respect to questions raised regarding billing in accordance with contract terms, as of September 30, 2010, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of September 30, 2010, we had withheld $79 million in payments from our subcontractors pending the resolution of these matters with our customer.

Additionally, one of our subcontractors, Tamimi, has filed for arbitration to recover approximately $35 million for payments we have withheld from them pending the resolution of the Form 1 notices with our customer. Should we not reach a favorable resolution of the Form 1 notices, the subcontract terms allow us to offset the amounts owed to our subcontractor to the extent we do not receive payment from our customer related to these questioned costs. The arbitration hearings were held in May 2010 but no decision has been issued.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of September 30, 2010, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

Construction services. As of September 30, 2010, we have outstanding Form 1 notices from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed in principle to be allowable and approximately $1 million unallowable. We are working with the ACO to finalize a settlement of this position. Settlement of the remaining disputed amounts is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer. As of September 30, 2010, the U.S. Navy has withheld approximately $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of September 30, 2010, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter is expected in early 2011. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of September 30, 2010, no amounts have been accrued.

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

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought initial damages in the amount of $39 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” First Kuwaiti subsequently responded by adding additional subcontract claims, increasing its total claim to approximately $133 million. The first of several arbitration hearings were held during the first quarter of 2010 involving unpaid rents and damages on vehicles and lost vehicles representing approximately $65 million of First Kuwaiti’s total claim. In the second quarter of 2010, the arbitration panel rejected the majority of First Kuwaiti’s claims which primarily related to unpaid rents beyond the expiration of the contractual lease term. The arbitration panel rendered a partial award to First Kuwaiti for damages of approximately $6 million plus an unquantified amount for repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, to be determined at a later date. Subsequent hearings have taken place during the second and third quarters regarding additional subcontracts totaling approximately $8 million upon which the arbitration panel rejected the majority of First Kuwaiti’s claims. No payments are expected to occur until all claims are arbitrated and awards finalized. The remaining arbitration hearings are scheduled to occur in the fourth quarter of 2010 and we believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc. TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that

TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES filed a suit to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. As of September 30, 2010, we have recorded un-reimbursable expenses of $19 million for the judgment received for the full amount of the awarded damages. We have filed a notice of appeal with the Court.

Electrocution litigation. During 2008, a lawsuit was filed against KBR alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend this matter. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court has issued a stay in the discovery of the case. The case is pending an appeal of certain pre-trial motions to dismiss that were previously denied. Hearings on the appeal were held in June 2010 and the court has taken the arguments under advisement. We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of September 30, 2010, no amounts have been accrued.

Burn Pit litigation. KBR has been served with over 40 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment. In the second quarter of 2010, we filed various motions including a motion to strike an amended consolidated petition filed by the plaintiffs and a motion to dismiss which the court has taken under advisement. In the September 2010, our motion to dismiss was denied. However, our motion to strike an amended consolidated petition filed by the plaintiffs was granted. The Court directed the parties to propose a plan for limited jurisdictional discovery. We intend to vigorously defend these matters. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. Accordingly, as of September 30, 2010, no amounts have been accrued.

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

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court. In July 2008, the trial court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine. In February 2010, the trial court ruled in favor of the plaintiffs, denying two of our motions to dismiss the case. In March 2010, the trial court granted in part and denied in part our third motion to dismiss the case. We filed appeals on all issues with the Fifth Circuit Court of Appeals and have moved to stay all proceedings in the trial court pending the resolution of these appeals. The cases were removed from the trial docket and the Fifth Circuit Court of Appeals has heard all previous motions filed by both parties. In September 2010, the DOJ filed a brief in support of KBR’s position that the cases should be dismissed in their entirety based upon the exclusive provisions in the Defense Base Act. We are unable to determine the likely outcome of these cases at this time. As of September 30, 2010, no amounts have been accrued nor can we estimate the amount of potential loss, if any.

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

Other Matters

Claims. Included in unbilled receivables in the accompanying balance sheets are unapproved claims for costs incurred under various government contracts totaling $160 million at September 30, 2010 and $113 million at December 31, 2009. Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The unapproved claims at September 30, 2010 include approximately $122 million resulting from the de-obligation of 2004 and 2005 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed above. This balance includes $71 million that was de-obligated in the third quarter of 2010 which consists of funds nearing the 5-year expiration date. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $38 million represents primarily costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at September 30, 2010 are considered to be probable of collection and have been recognized as revenue.

Note 7. Other Commitments and Contingencies

Foreign Corrupt Practices Act (“FCPA”) investigations

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

Under both the plea agreement and judgment, we agreed to cooperate with the SEC and DOJ in their investigations of other parties involved in TSKJ and the Bonny Island project.

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton was obligated to pay to the DOJ on our behalf. The resulting charge of $20 million to KBR was recorded in cost of sales of our Hydrocarbons business unit in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount. As of September 30, 2010 Halliburton has paid all installments to the DOJ and SEC, and such payments totaled $559 million. Of the payments mentioned above, Halliburton paid $142 million in the first nine months of 2010 and $369 million in the first nine months of 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities. On October 1, 2010, we made the final payment to the DOJ related to our portion of the settlement agreement.

As part of the settlement of the FCPA matters, we agreed to the appointment of a corporate monitor for a period of up to three years. We proposed the appointment of a corporate monitor and received approval from the DOJ in the third quarter of 2009. We are responsible for paying the fees and expenses related to the monitor’s review and oversight of our policies and activities relating to compliance with applicable anti-corruption laws and regulations.

Because of the guilty plea by KBR LLC, we are subject to possible suspension or debarment of our ability to contract with governmental agencies of the United States and of certain foreign countries. We received written confirmation from the U.S. Department of the Army stating that it does not intend to suspend or debar KBR from DoD contracting as a result of the guilty plea by KBR LLC. The U.K. Ministry of Defence (“MoD”) has indicated that it does not have any grounds to debar the KBR subsidiary with which it contracts under its public procurement regulations. Although there has been a threat to challenge the MOD’s decision not to debar KBR, no formal proceedings have been issued since the threat was made. Therefore, we believe the risk of being debarred from contracting with the MOD is low. Although we do not believe we will be suspended or debarred of our ability to contract with other governmental agencies of the United States or any other foreign countries, suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flow.

Under the terms of the Master Separation Agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through the M. W. Kellogg Company, M. W. Kellogg Limited (“MWKL”), or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. As of September 30, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton.

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

Investigations by other foreign governmental authorities are continuing. We have learned that charges have been filed in Nigeria against various parties including KBR and TSKJ Nigeria Limited. Although we have not been served with a suit, we do know that the allegations arise out of the facts associated with our settlement of the DOJ’s FCPA investigation of the Bonny Island project. We are seeking information about the process and procedures in Nigeria. We currently do not have sufficient information to determine the outcome or estimate any liability associated with these charges. We believe any unfavorable outcome of these charges would be covered by our indemnity from Halliburton under the Master Separation Agreement.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing. Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us. Accordingly, we have ceased the receipt of services from and payment of fees to these agents. Fees for these agents are included in the total estimated cost for these projects at their completion. In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us. In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations. In September 2010, we executed a final settlement agreement with one of our agents in question after the agent was reviewed and approved under our policies on business conduct. Under the terms of the settlement agreement, the agent had, among other things, confirmed their understanding of and compliance with KBR’s policies on business conduct and represented that they have complied with anti-corruption laws as they relate to prior services provided to KBR. We negotiated final payment for fees to this agent on several projects in our Hydrocarbons segment resulting in an overall reduction of estimated project costs of approximately $60 million in the third quarter of 2010. As of September 30, 2010, the remaining unpaid agent fees of approximately $8 million are included in the estimated costs related to a completed project.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras notified us they submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys’ fees. The arbitration is being conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”). Petrobras contends that all of the bolts installed on the project are defective and must be replaced.

During the time that we addressed outstanding project issues and during the conduct of the arbitration, KBR believed the original design specification for the bolts was issued by Petrobras, and as such, the cost resulting from any replacement would not be our responsibility. A hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. In June 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors. The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner. Our potential exposure would include the costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective. We believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed during the contract warranty period which expired June 30, 2006. In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter. The final arbitration arguments were made in August of 2010. Based on the damage estimates presented at this hearing, we estimate our minimum exposure, excluding interest, to be approximately $12 million representing our estimate for replacement of bolts that failed during the warranty period and were not replaced. During the second quarter of 2010, we recorded a liability of $12 million. Likewise, we recorded an indemnification receivable from Halliburton in the amount of $12 million. The amount of any remaining liability will be dependent upon the legal and factual issues to be determined by the arbitration tribunal in the final arbitration hearings. For the remaining bolts at dispute, we can not determine that we have liability nor determine the amount of any such liability and no additional amounts have been accrued.

Any liability incurred by us in connection with the replacement of bolts that have failed to date or related to the remaining bolts at dispute in the bolt arbitration is covered by an indemnity from our former parent Halliburton. Under the master separation agreement, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. As of September 30, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton. We do not believe any outcome of this matter will have a material adverse impact to our operating results or financial position.

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies. As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2010, we adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or other financial and performance guarantees to our customers. As of September 30, 2010, we had approximately $496 million in letters of credit and financial guarantees outstanding, of which $308 million were issued under our Revolving Credit Facility and $188 million issued under uncommitted bank lines. We have an additional $200 million of letters of credit that were issued under various other facilities and are irrevocably and unconditionally guaranteed by Halliburton.

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

We have not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $28 million at September 30, 2010 and $18 million at December 31, 2009 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

Eldridge Park I Building Lease. On September 30, 2010, we executed a lease agreement for office space located in a high-rise office building in Houston, Texas for the purpose of expanding our leased office space. The non-cancelable lease term expires on December 31, 2018. The lease term includes a rent holiday from the beginning of the lease through December 31, 2011; and a total combined leasehold improvement allowance of $4 million. Annual base rent, excluding termination fees, based on currently planned occupancy ranges from $1.6 million to $1.8 million.

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

Other

We had commitments to provide funds to our privately financed and other projects of $43 million as of September 30, 2010 and $52 million as of December 31, 2009. Commitments to fund these projects are supported by letters of credit as described above. At September 30, 2010, approximately $17 million of the $43 million in commitments will become due within one year.

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

Note 8. Income Taxes

Our effective tax rate was approximately 27% for the three months ended September 30, 2010. Our effective tax rate was 25% for the three months ended September 30, 2009. Our effective tax rate for the three months ended September 30, 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the true-up of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during the third quarter of 2010. Our effective tax rate for the three months of 2009 was lower than our statutory rate of 35% primarily due to the final determination of previously estimated 2008 domestic and foreign taxable income, made in connection with the preparation and filing of our 2008 consolidated tax returns as well as benefits associated with income on unincorporated joint ventures.

Note 9. Shareholders’ Equity

The following tables summarize our shareholders’ equity activities in the nine months of 2010:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8

Stock-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders	(16)	—	(16)	—	—	—
Adjustments pursuant to tax sharing agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(217)	—	—	(217)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Dividends paid to noncontrolling interests	(54)	—	—	—	—	(54)
Investment by noncontrolling partner, net	16	—	—	—	—	16
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Comprehensive income:
Net income	298	—	249	—	—	49
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	9	—	—	—	9	—
Pension liability adjustment, net of tax	10	—	—	—	8	2
Net unrealized gains (losses) on derivatives	(1)	—	—	—	(1)	—

Total	316

Balance at September 30, 2010	$2,348	$2,111	$1,087	$(439)	$(428)	$17

The following tables summarize our shareholders’ equity activities for the nine months of 2009:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Tax benefit related to stock-based plans	(1)	(1)	—	—	—	—
Dividends declared to shareholders	(16)	—	(16)	—	—	—
Repurchases of common stock	(27)	—	—	(27)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(42)	—	—	—	—	(42)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	275	—	217	—	—	58
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	14	—	—	—	11	3
Pension liability adjustment, net of tax	11	—	—	—	8	3
Net unrealized gains (losses) on derivatives	(1)	—	—	—	(1)	—

Total	299

Balance at September 30, 2009	$2,275	$2,104	$797	$(221)	$(421)	$16

Accumulated other comprehensive loss consisted of the following balances:

Millions of dollars	September 30, 2010	December 31, 2009
Cumulative translation adjustments	$(45)	$(54)
Pension liability adjustments	(378)	(386)
Unrealized losses on derivatives	(5)	(4)

Total accumulated other comprehensive loss	$(428)	$(444)

Note 10. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$15	$11	$4	$—

Derivative assets	$7	$—	$7	$—

Derivative liabilities	$5	$—	$5	$—

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

Equity Method Investments

Brown & Root Condor Spa (“BRC”) BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. As of September 30, 2010, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection. The next arbitration hearing is scheduled for January 2011. We believe the amount owed to us is probable of recovery.

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

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

U.K. Road Projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are variable interest entities; however, we are not the primary beneficiary of these joint ventures. As of September 30, 2010, these joint ventures had total assets and liabilities of $1.5 billion and $1.6 billion, respectively. As of December 31, 2009, these joint ventures had total assets of $1.7 billion and total liabilities of $1.6 billion. Our maximum exposure to loss was $32 million at September 30, 2010, which represents our investment in these ventures.

Fermoy Road Project. We participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are variable interest entities; however, we are not the primary beneficiary of the joint ventures. We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting. As of September 30, 2010 and December 31, 2009, the joint ventures had combined total assets of $244 million and $271 million, and total liabilities of $273 million and $295 million, respectively. Our maximum exposure to loss was $3 million at September 30, 2010.

Allenby & Connaught Project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our performance through the construction phase is supported by $90 million in letters of credit and surety bonds totaling approximately $16 million as of September 30, 2010, both of which have been guaranteed by Halliburton. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of September 30, 2010, the aggregate total assets of the variable interest entities were $3.1 billion and total liabilities were $3.1 billion. As of December 31, 2009, the aggregate total assets and total liabilities of the variable interest entities were both $3.0 billion. Our maximum exposure to project company losses as of September 30, 2010 was $71 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of September 30, 2010, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $29 million and $3 million, respectively. The $68 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $43 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia Project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of September 30, 2010, the variable interest entity had total assets of $587 million and total liabilities of $410 million. As of December 31, 2009, the variable interest entity had total assets of $598 million and total liabilities of $489 million. Our maximum exposure to loss related to our involvement with this project at September 30, 2010 was $44 million. As of September 30, 2010, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $54 million and $10 million, respectively. The $34 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of September 30, 2010.

Other Liquefied Natural Gas (“LNG”) Projects. We have equity ownership in two joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are variable interest entities. We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting. At September 30, 2010 and December 31, 2009, these joint ventures had aggregate assets of $299 million and $410 million and aggregate liabilities of $285 million and $467 million, respectively. As of September 30, 2010, total assets and liabilities recorded within our balance sheets were $27 million and $3 million, respectively. Our aggregate, maximum exposure to loss related to these entities was $27 million at September 30, 2010, and comprises primarily our equity investment and contract receivables with both joint ventures.

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of debt consolidated at September 30, 2010, was approximately $107 million of which $9 million was classified as “Current non-recourse project-finance debt of a variable interest entity” and $98 million was classified as “Noncurrent non-recourse project-finance debt of a variable interest entity” on KBR’s condensed consolidated balance sheet.

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

Effective January 1, 2010, upon the adoption of the newly issued guidance in FASB ASC 810 – Consolidation, we determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting because no party absorbed the majority of the expected losses which was the determining factor under the superceded standard. We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. Upon consolidation of this joint venture, consolidated current assets increased by $26 million primarily related to cash and equivalents, consolidated noncurrent assets increased by $89 million related to property, plant and equipment, consolidated current liabilities increased by $10 million primarily related to accounts payable, and noncurrent liabilities increased by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the JV’s operations. No gain or loss was recognized by KBR upon consolidation of this VIE. As of September 30, 2010 and December 31, 2009, the joint venture had total assets of $109 million and $117 million, and total liabilities of $110 million and $124 million, respectively. Assets collateralizing the JV’s senior bonds include cash and equivalents of $25 million and property, plant, and equipment of approximately $83 million, net of accumulated depreciation of $38 million as of September 30, 2010. The bonds of the SPV, being non-recourse to KBR, are shown on the face of our condensed consolidated balance sheet as “Non-recourse project-finance debt.”

Escravos Gas-to-Liquids (“GTL”) Project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At September 30, 2010 and December 31, 2009, the joint venture had $339 million and $387 million in total assets and $408 million and $482 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at September 30, 2010 and December 31, 2009, the joint venture had approximately $65 million and $128 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Pearl GTL Project. In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a VIE. We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary. As of September 30, 2010, the Pearl joint venture had total assets of $172 million and total liabilities of $162 million. As of December 31, 2009, the Pearl joint venture had total assets of $157 million and total liabilities of $138 million.

Gorgon LNG Project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant. The joint venture is considered a VIE, and, as a result of our being the primary beneficiary, we consolidate this joint venture for financial reporting purposes. As of September 30, 2010, the joint venture had both total assets and liabilities of $239 million. As of December 31, 2009, the joint venture had total assets and total liabilities of $109 million.

Note 12. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010		2009
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Interest cost	$1	$22	$1	$20
Expected return on plan assets	(1)	(24)	—	(23)
Recognized actuarial loss	—	5	—	2

Net periodic benefit cost	$—	$3	$1	$(1)

	Nine Months Ended September 30,
	2010		2009
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$2
Interest cost	3	66	3	57
Expected return on plan assets	(3)	(70)	(2)	(63)
Recognized actuarial loss	1	14	1	8
Curtailment	—	—	—	(4)

Net periodic benefit cost	$1	$11	$2	$—

For the nine months ended September 30, 2010, we contributed approximately $11 million of the $15 million we currently expect to contribute in 2010 to our international plans, and $5 million of the $6 million we currently expect to contribute to our domestic plans in 2010. During the second quarter of 2010, we agreed with the trustees of one of our international plans to contribute £34 million over a 10-year period beginning in 2010 at an annual rate of approximately £5.5 million during the first three years and £2.5 million thereafter.

In March 2009, we amended the terms and conditions of one of our international pension plans and ceased future service and benefit accruals for all plan participants. This action meets the definition of a curtailment under FASB ASC 715 - Compensation - Retirement Benefits, and resulted in a curtailment gain of approximately $4 million during the first quarter of 2009.

The components of net periodic benefit cost related to other postretirement benefits were immaterial for the three and nine months ended September 30, 2010 and 2009.

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

Note 14. Transactions with Former Parent and Other Related Party Transactions

Our balance payable to Halliburton of $49 million at September 30, 2010 and $53 million at December 31, 2009, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement. Until we are able to resolve certain outstanding matters with Halliburton, the ultimate amount of payment is subject to change.

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. Total revenues from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income were $30 million and $46 million for the three months ended September 30, 2010 and 2009, respectively and revenues of $107 million and $126 million for the nine months ended September 30, 2010 and 2009, respectively. Income or loss from services provided to our unconsolidated joint ventures was income of $4 million and income of $3 million for the three months ended September 30, 2010 and 2009, respectively and income of $11 million and loss of $4 million for the nine months ended September 30, 2010, and 2009, respectively.

Note 15. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the impact that the adoption of ASU 2009-13 will have on our financial position, results of operations, cash flows and disclosures.

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

Business Environment

Hydrocarbon Markets

We provide a full range of engineering, procurement and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, industrial and other projects. We serve customers in the gas monetization, oil and gas, petrochemical, refining and chemical markets throughout the world. Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures in our construction market sectors.

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008. We have indications that the hydrocarbons market in most international regions has partially recovered from the worldwide economic recession and financial market condition. We continue to see long term growth in environmentally and economically driven energy projects and for related licensed process technologies for offshore gas productions, LNG, biofuels, motor fuels, chemicals and fertilizers. Feasibility studies and front-end engineering and design projects remain steady reflecting clients’ intentions to invest in capital intensive energy projects, albeit releasing and proceeding with projects in phases and conducting increased levels of economic analysis. Specifically relating to construction and maintenance in the United States, we continue to see projects proceeding predominately with smaller brownfield and maintenance projects driven by environmental regulation, clean fuels, biofuels, aging facilities, process technology enhancements and efficiency upgrades. The timing of new Gulf of Mexico offshore gas production projects has slowed due to the six-month Federal government drilling moratorium.

Infrastructure, Government and Power Markets (“IGP”)

A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdoms’ government operations in Iraq, Afghanistan and in other parts of the Middle East region. These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending. The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III and LogCAP IV contracts, which are competitively bid contracts. KBR is the only company providing services under the LogCAP III contract. Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders. As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue. We expect the U.K. military will remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

We operate in diverse civil infrastructure markets, including transportation, waste and water treatment and facilities maintenance. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. In Australia, we also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure, particularly related to the quality of water, wastewater, roads and transit, airports, and educational facilities which has historically declined while demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects, however, the global economic recession has caused a slow down in some projects. Stimulus spending and a general economic recovery should result in increased opportunities in the future across all sectors.

In the industrial sector, we operate in a number of markets, including forest products, minerals and metals and consumer products, with a heavy domestic focus, but with our international opportunities increasing. Forest products and consumer products are seeing some market improvements with minerals and metals markets sensitive to potential stimulus spending. In the power sector, we serve both utility and independent power producers, also with a heavy domestic focus. This market continues to be driven by air quality related projects and new generation projects.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial buildings, general industrial and manufacturing. Similar to the hydrocarbon markets, we see projects moving forward that are focused on meeting statutory requirements and efficiency improvements rather than capacity expansion. Despite the volatility in economic conditions throughout 2009, we continued to see an increase in prequalification requests from our clients and expect a number of our markets to strengthen in 2010 and 2011.

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

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenue by Business Unit

	Three Months Ended September 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$698	$641	$57	9%
Oil & Gas	107	95	12	13%
Downstream	139	121	18	15%
Technology	30	27	3	11%

Total Hydrocarbons business group revenue	974	884	90	10%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	753	1,193	(440)	(37)%
International Government and Defense	87	71	16	23%
Infrastructure and Minerals	64	86	(22)	(26)%
Power and Industrial	79	129	(50)	(39)%

Total IGP business group revenue	983	1,479	(496)	(34)%

Services	480	464	16	3%
Ventures	13	5	8	160%
Other	5	8	(3)	(38)%

Total revenue	$2,455	$2,840	$(385)	(14)%

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

Income (loss) by Business Unit

	Three Months Ended September 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$59	$40	$19	48%
Oil & Gas	24	20	4	20%
Downstream	23	16	7	44%
Technology	14	14	—	—

Total job income	120	90	30	33%
Divisional overhead	(27)	(25)	(2)	(8)%

Total Hydrocarbons business group income	93	65	28	43%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	73	82	(9)	(11)%
International Government and Defense	22	17	5	29%
Infrastructure and Minerals	14	24	(10)	(42)%
Power and Industrial	6	22	(16)	(73)%

Total job income	115	145	(30)	(21)%
Divisional overhead	(32)	(41)	9	22%

Total IGP business group income	83	104	(21)	(20)%

Services:
Job income	45	39	6	15%
Divisional overhead	(19)	(18)	(1)	(6)%

Total Services business unit income	26	21	5	24%

Ventures:
Job income	7	5	2	40%
Divisional overhead	(1)	(1)	—	—

Total Ventures business unit income	6	4	2	50%

Other:
Job income	6	2	4	200%
Impairment of goodwill	—	(6)	6	100%
Divisional overhead	(1)	(1)	—	—

Total Other business unit income (loss)	5	(5)	10	200%

Total business unit income	$213	$189	$24	13%

Unallocated amounts:
Loss on disposition of assets - corporate	(1)	(1)	—	—
Labor costs absorption (1)	4	(3)	7	233%
Corporate general and administrative	(53)	(54)	1	2%

Total operating income	$163	$131	$32	24%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Hydrocarbons Business Group

Gas Monetization. Revenues in the third quarter of 2010 in our Gas Monetization Operations increased by $57 million primarily due to increased activity from the Gorgon LNG, Escravos GTL and several other LNG projects. Revenue from these projects increased $151 million in the aggregate in the third quarter of 2010 primarily as a result of the transition from the FEED to the EPCM portion of the Gorgon project and extended estimated completion date on the Escravos GTL project. Partially offsetting these increases in revenues was a decline in revenues of approximately $94 million due to lower procurement and subcontractor activity on the Skikda LNG project and the lower progress on the Pearl GTL project.

Gas Monetization job income increased approximately $19 million in the third quarter of 2010 compared to the same period of the prior year. Job income increased $22 million as a result of the increased work on the EPCM portion of the Gorgon LNG project. Additionally, job income increased due to the absence of a charge of $30 million recognized in the third quarter of 2009 from two other nearly completed LNG projects resulting from schedule delays, subcontractor claims and equipment failures. These increases were partially offset by decreases in job income of approximately $24 million in the aggregate on the Escravos and Pearl GTL projects primarily due to overall lower progress. Additionally, primarily due to actions and inactions on the part of the customer, we identified increases in the estimated cost to complete an LNG project due to a schedule delay which resulted in a non-cash charge of approximately $42 million to job income in the third quarter. We are evaluating our legal entitlement under the contract with our customer and will vigorously pursue all other available remedies which may reduce our exposure to the estimated project cost increases in future periods.

During the third quarter, we negotiated a final settlement agreement with one of our commercial agents who provided services to various Gas Monetization projects which resulted in a non-cash increase to Gas Monetization job income of approximately $42 million. Prior to the settlement, the agent was reviewed and approved under our policies on business conduct.

Oil & Gas. Revenues from our Oil & Gas Operations increased by approximately $12 million and job income increased by $4 million in the third quarter of 2010 as compared to the third quarter of 2009. These increases in revenue and job income were primarily related to new projects and higher progress on existing projects including the CLOV, Jack St. Malo, COP Define and other projects. Partially offsetting these increases in revenues and job income were decreases due to the completion of several technical service projects as well as the EOS North Rankin project in Australia which is nearing completion.

Downstream. Downstream revenue in the third quarter of 2010 increased by $18 million primarily due to increases on the Sonangol refining job in Africa and petrochemical projects in the Middle East including Shaybah and Yanbu, which increased approximately $49 million in the aggregate as a result of increased activity over the prior year. These increases in revenues were partially offset by lower revenues on the Saudi Kayan project and other projects as they near completion. Downstream job income in the third quarter of 2010 increased by approximately $7 million as compared to the same period of the prior year. The increase was primarily driven by increased activity on the Sonangol and several projects in the Middle East including the Shaybah and Yanbu projects which contributed $11 million to job income in the aggregate, partially offset by lower job income related to projects that were either completed or nearing completion in the third quarter of 2010.

Technology. Technology revenues in the third quarter of 2010 increased $3 million, primarily due to the progress achieved on a number of new projects including a grassroots ammonia and urea project in Brazil and Turkmenistan, two ammonia projects in India and a petrochemical plant in China. These increases were partially offset by the completion of engineering services on several ammonia projects located in Venezuela, Trinidad and India.

Infrastructure, Government and Power (“IGP”) Business Group

North America Government and Defense (“NAGD”). Revenue from our NAGD Operations decreased approximately $440 million in the third quarter of 2010 over the same period in the prior year. The decrease in NAGD revenue includes a $523 million decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. The lower volume is primarily due to the continued reductions in staff and personnel on the project as military bases have closed and combat troop levels declined. We expect to continue providing services on certain task orders through 2011. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $98 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq throughout the remainder of 2010.

Job income from our NAGD Operations decreased by approximately $9 million primarily as a result of the overall reduction in volume of U.S. military support activities primarily in Iraq partially offset by an increase in award fees recognized as compared to the same period of the prior year. The overall reduction in volume on the LogCAP III contract resulted in a decrease to job income of $20 million. Additionally, job income decreased due to the absence of a gain of $17 million in the third quarter of 2009 when we determined the costs incurred in previous periods related to the litigation with one our LogCAP III subcontractors was billable to our customer. These decreases were partially offset by award fees on the LogCAP III project in the third quarter of 2010 of approximately $19 million higher as compared to the same period of the prior year as well as increases to job income from activities on the LogCAP IV contract which started in early 2010.

International Government and Defense (“IGD”). Revenue from our IGD Operations increased approximately $16 million and job income increased $5 million in the third quarter of 2010 compared the same period in the prior year. The increase in revenue was primarily related to the ongoing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD and NATO under the TDA and NAMSA projects. Job income in the third quarter of 2010 increased due contingency releases related to warranty expirations on the Tier 3 Basra project which was completed in 2009 as well as higher construction margins on the Allenby & Connaught project.

Infrastructure and Minerals (“I&M”). Revenue from our I&M Operations decreased approximately $22 million in the third quarter of 2010 over the same period in the prior year due to lower overall activity on several projects including Southern Regional Water Pipeline and Hope Downs South Minerals projects in Australia, the Scottish Water project in the U.K. and the Yas Island Development project in Abu Dhabi. The projects have either been completed prior to the first quarter of 2010 or scaled down as a result of the global economic conditions. Additionally, new project awards have been either delayed or canceled further contributing to the decrease. Job income from our I&M Operations decreased in the third quarter of 2010 by approximately $10 million primarily as a result of the overall decrease in project activity and new project awards.

Power and Industrial (“P&I”). Revenue from our P&I Operations decreased approximately $50 million in the third quarter of 2010 over the same period in the prior year largely as a result of the completion of fieldwork on the Georgia Power plant and Procter & Gamble projects in early 2010 and lower progress on the Red River project in Louisiana as the project is substantially complete. These decreases were partially offset by increased volume on a new waste-to-energy project in Florida and new work for other projects. Job income from our P&I Operations decreased by $16 million in the third quarter of 2010 primarily as a result of completion of the Georgia Power plant and Procter & Gamble projects, lower profits on the Red River project that is nearing completion, as well as the absence of a gain in the third quarter of 2009 from final collection of a fully-reserved project receivable.

Services

Services revenue in the third quarter of 2010 increased by $16 million as compared to the third quarter of 2009. Revenue from our Industrial Services group increased $31 million primarily as a result of increased construction maintenance and services under a new multi-site contract for DuPont throughout the Eastern and Gulf Coast regions of the U.S., the Atlanta Public Schools project, as well as the increased levels of turnaround work based in Canada. Additionally, revenues in our Building Group increased $20 million primarily driven by the recent awards of significant hospital projects. Partially offsetting these increases in revenues were decreases of approximately $32 million in our Canadian operations largely attributable to the completion of the Shell Scotford Upgrader project.

Job income increased by approximately $6 million in the third quarter of 2010 over the third quarter of 2009. The increase in job income resulted from the increased activity on the multi-site DuPont project, the Atlanta Public Schools and the Hunt Refining projects as well as favorable change orders on the Progress Energy Power contract. These increases were partially offset by the lower profits on projects in our Canadian and US Construction operations that are nearing completion.

Ventures

Ventures revenue was $13 million and job income was $7 million in the third quarter of 2010 as compared to both revenue and job income of $5 million in the third quarter of 2009. The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited, in the first quarter of 2010 which is the primary contracting entity with the MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting. Ventures job income increased during the third quarter of 2010 primarily due to the consolidation of Fasttrax Ltd. as well as improved performance of the EBIC ammonia plant project which became operational in 2009. The EBIC ammonia plant performance benefitted from increased sales volume and higher ammonia prices than in the same quarter of the prior year.

Unallocated amounts

Labor cost absorption. Labor cost absorption income was $4 million in the third quarter of 2010 and labor cost absorption expense was $3 million in the third quarter of 2009. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. Labor cost absorption income increased in the third quarter of 2010 primarily due to higher chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount. Partially offsetting these increases were lower costs due to closure of one of our offices in Lagos as well as lower costs under our 2009 incentive compensation plan.

Services Business Unit Revenues by Market Sector

The Services business segment provides construction and maintenance services to clients in a number of markets that are also served by our other business units. Customer focus, attention to highly productive delivery, and a diverse market presence we believe are keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis shown below is supplementally provided to present the revenues managed by the Services business segment based on the markets served by the Services business segment. The perspective highlights the markets served by our Services segment.

	Three Months Ended September 30, 2010
	Business Unit Revenue	Services Market Sectors	Total Revenue by Market Sectors
Hydrocarbons business group:
Gas Monetization	$698	$—	$698
Oil & Gas	107	69	176
Downstream	139	142	281
Technology	30	—	30

Total Hydrocarbons business group revenue	974	211	1,185

Infrastructure, Government and Power (“IGP”):

North America Government and Defense	753	38	791
International Government and Defense	87	—	87
Infrastructure and Minerals	64	—	64
Power and Industrial	79	231	310

Total IGP business group revenue	983	269	1,252

Services	480	(480)	—
Other	18	—	18

Total KBR Revenue	$2,455	$—	$2,455

	Three Months Ended September 30, 2009
	Business Unit Revenue	Services Market Sectors	Total Revenue by Market Sectors
Hydrocarbons business group:
Gas Monetization	$641	$—	$641
Oil & Gas	95	104	199
Downstream	121	129	250
Technology	27	—	27

Total Hydrocarbons business group revenue	884	233	1,117

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,193	24	1,217
International Government and Defense	71	—	71
Infrastructure and Minerals	86	—	86
Power and Industrial	129	207	336

Total IGP business group revenue	1,479	231	1,710

Services	464	(464)	—
Other	13	—	13

Total KBR Revenue	$2,840	$—	$2,840

Non-operating items

Net interest expense was $3 million in the third quarter of 2010 and net interest income was zero in the third quarter of 2009. Interest expense increased in the third quarter of 2010 primarily as a result of increased commitment fees paid under the terms of our new credit facility, increased rates associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to Halliburton for guarantees provided to us for various financial commitments. Additionally, interest expense recognized in the third quarter of 2010 on non-recourse project-finance debt was $2 million higher due to the consolidation of Fasttrax Limited effective January 1, 2010.

Provision for income taxes was $43 million in the third quarter of 2010 and $33 million in the third quarter of 2009. Our effective tax rate was approximately 27% for the three months ended September 30, 2010 and 25% for the three months ended September 30, 2009. Our effective tax rate for the three months ended September 30, 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the true-up of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during the third quarter of 2010. Our effective tax rate in the third quarter of 2009 was lower than our statutory rate of 35% primarily due to the final determination of previously estimated 2008 domestic and foreign taxable income, made in connection with the preparation and filing of our 2008 consolidated tax returns as well as benefits associated with income on unincorporated joint ventures.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenue by Business Unit

	Nine Months Ended September 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$2,081	$1,976	$105	5%
Oil & Gas	295	297	(2)	(1)%
Downstream	429	358	71	20%
Technology	95	70	25	36%

Total Hydrocarbons business group revenue	2,900	2,701	199	7%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	2,689	4,150	(1,461)	(35)%
International Government and Defense	284	208	76	37%
Infrastructure and Minerals	201	258	(57)	(22)%
Power and Industrial	280	344	(64)	(19)%

Total IGP business group revenue	3,454	4,960	(1,506)	(30)%

Services	1,347	1,437	(90)	(6)%
Ventures	41	16	25	156%
Other	15	27	(12)	(44)%

Total revenue	$7,757	$9,141	$(1,384)	(15)%

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

Income (loss) by Business Unit

	Nine Months Ended September 30,
Millions of dollars	2010	2009	Increase (Decrease)	Percentage Change

Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$195	$155	$40	26%
Oil & Gas	53	64	(11)	(17)%
Downstream	73	42	31	74%
Technology	43	34	9	26%

Total job income	364	295	69	23%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(80)	(70)	(10)	(14)%

Total Hydrocarbons business group income	285	225	60	27%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	201	225	(24)	(11)%
International Government and Defense	62	52	10	19%
Infrastructure and Minerals	47	68	(21)	(31)%
Power and Industrial	35	42	(7)	(17)%

Total job income	345	387	(42)	(11)%
Divisional overhead	(111)	(112)	1	1%

Total IGP business group income	234	275	(41)	(15)%

Services:
Job income	125	116	9	8%
Loss on disposition of assets	(1)	—	(1)	—
Divisional overhead	(52)	(52)	—	—

Total Services business unit income	72	64	8	13%

Ventures:
Job income (loss)	24	15	9	60%
Gain on disposition of assets	—	2	(2)	(100)%
Divisional overhead	(3)	(2)	(1)	(50)%

Total Ventures business unit income	21	15	6	40%

Other:
Job income	10	7	3	43%
Impairment of goodwill	—	(6)	6	100%
Divisional overhead	(5)	(5)	—	—

Total Other business unit income	5	(4)	9	225%

Total business unit income	$617	$575	$42	7%

Unallocated amounts:
Loss on disposition of assets - corporate	(3)	(1)	(2)	(200)%
Labor costs absorption (1)	4	(5)	9	180%
Corporate general and administrative	(157)	(157)	—	—

Total operating income	$461	$412	$49	12%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Hydrocarbons Business Group

Gas Monetization. Revenues in the first nine months of 2010 in our Gas Monetization Operations increased by $105 million primarily due to increased activity from the Gorgon LNG and another LNG project. Revenue from these projects increased $306 million in the aggregate compared to the first nine months of 2009 primarily as a result of the transition from the FEED to the EPCM portion of the Gorgon project as well as change orders on another LNG project that is nearing completion. Partially offsetting these increases in revenues was a decline in revenues of approximately $199 million due to lower procurement and subcontractor activity on the Skikda LNG projects and the lower progress on the Pearl GTL project.

Gas Monetization job income increased approximately $40 million in the first nine months of 2010 compared to the same period of the prior year. Job income increased $92 million in the aggregate as a result of change orders on an LNG project executed through a joint venture that is now completed and increased activity on the EPCM potion of the Gorgon LNG project. Additionally, job income increased due to the absence of a charge of $15 million in the first nine months of 2009 on two LNG projects resulting from schedule delays, subcontractor claims and equipment failures. Partially offsetting the increases in job income were decreases of approximately $54 million in the aggregate on the Escravos and Pearl GTL projects, and another LNG project due to overall lower progress or completion of project. Additionally, primarily due to actions and inactions on the part of the customer, we identified increases in the estimated cost to complete an LNG project due to a schedule delay which resulted in a non-cash charge of approximately $42 million to job income in the third quarter. We are evaluating our legal entitlement under the contract with our customer and will vigorously pursue all other available remedies which may reduce our exposure to the estimated project cost increases in future periods.

During the third quarter, we negotiated a final settlement agreement with one of our commercial agents who provided services to various Gas Monetization projects which resulted in a non-cash increase to Gas Monetization job income of approximately $42 million. Prior to the settlement, the agent was reviewed and approved under our policies on business conduct.

Oil & Gas. Revenue in our Oil & Gas Operations decreased by $2 million and job income decreased by $11 million in the first nine months of 2010 over the same quarter of the prior year. The decrease in revenue and job income is related to the completion of various technical services projects as well as the EOS North Rankin project in Australia which is nearing completion. These decreases in revenue were partially offset by new project awards and higher progress on existing projects including the COP Define, Bigfoot, Jack St. Malo and other projects. Job income was negatively impacted by increased legal fees and the unfavorable settlement of several issues related to various completed projects.

Downstream. Downstream revenue for the first nine months of 2010 increased by $71 million primarily due to increases on the Sonangol refining job in Africa and petrochemical projects in the Middle East including the Ras Tanura, Shaybah and Yanbu projects which increased approximately $159 million in the aggregate as a result of increased activity over the prior year. These increases in revenues were partially offset by lower revenues due to the Saudi Kayan project in the Middle East and several projects in the Americas that were either completed or were nearing completion.

Downstream job income in the first nine months of 2010 increased by approximately $31 million as compared to the same period of the prior year. The increase was primarily driven by increased activity on the Sonangol and Ras Tanura projects which contributed $32 million to the increase. Additionally, Downstream job income in the first nine months of 2009 included $16 million in charges on our EBIC ammonia project due to additional costs related to the commissioning and start up of the plant which further contributed to the improvement in job income during the first nine months of 2010. Partially offsetting these increases in job income was a charge of approximately $9 million related to an account receivable reserve adjustment recorded in the second quarter of 2010 as well as decreases on several Americas projects that were completed or nearing completion.

Technology. Technology revenues and job income in the first nine months of 2010 increased $25 and $9 million, respectively, primarily due to the progress achieved on a number of new projects including several grassroots ammonia and urea projects in Brazil and Turkmenistan, two ammonia equipment projects in India, petrochemical plants in Korea and China, and a refining project in Angola. These new projects contributed approximately $51 million to the increase in Technology revenues and approximately $30 million to the increase in Technology job income in the first nine months of 2010. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several ammonia projects located in Venezuela, Trinidad, and India, and other refining projects in Spain and Russia.

Infrastructure, Government and Power (“IGP”) Business Group

North America Government and Defense (“NAGD”). Revenue from our NAGD Operations decreased approximately $1.5 billion in the third quarter of 2010 over the same period in the prior year. The decrease in NAGD revenue includes a $1.5 billion decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. The lower volume is primarily due to the continued reductions in staff and personnel on the project as military bases have closed and combat troop levels declined. We expect to continue providing services on certain task orders through 2011. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $123 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq throughout the remainder of 2010. Also contributing to the decrease in NAGD revenue is $93 million less revenue as a result of lower volumes of work under the CENTCOM project.

Job income from our NAGD Operations decreased by approximately $24 million primarily as a result of the overall reduction in volume of U.S. military support activities primarily in Iraq partially offset by a net increase in award fees recognized as compared to the same period of the prior year. The overall reduction in volume and higher charges for potentially unallowable costs on the LogCAP III contract resulted in a decrease to job income of $48 million. Additionally, job income decreased due to the absence of a gain of $17 million in the third quarter of 2009 when we determined the costs related to the litigation with the LogCAP III subcontractor was billable to our customer. These decreases were partially offset by award fees on the LogCAP III project of 2010 which were approximately $41 million higher as compared to the same period of the prior year.

International Government and Defense (“IGD”). Revenue from our IGD Operations increased approximately $76 million and job income increased approximately $10 in the first nine months of 2010 compared the same period in the prior year. The increase in revenue was primarily related to the ongoing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD and NATO under the TDA, CONLOG and NAMSA projects. Job income in the first nine months of 2010 increased due to higher construction margins on the Allenby & Connaught project as well as higher volume of services for the TDA, CONLOG and other U.K. MoD projects. These increases were partially offset due to decreases in job income on the Tier 3 Basra project which was completed in 2009.

Infrastructure and Minerals (“I&M”). Revenue from our I&M Operations decreased approximately $57 million in the first nine months of 2010 over the same period in the prior year due to lower overall activity on several projects including Southern Regional Water Pipeline and Hope Downs South Minerals projects in Australia, the Scottish Water project in the U.K. and the Yas Island Development project in Abu Dhabi. These projects have either been completed prior to the third quarter of 2010 or scaled down as a result of the global economic conditions. Additionally, new project awards have been either delayed or canceled, further contributing to the decrease. Job income from our I&M Operations decreased in the first nine months of 2010 by approximately $21 million primarily as a result of the overall decrease in project activity and new project awards.

Power and Industrial (“P&I”). Revenue from our P&I Operations decreased approximately $64 million and job income decreased $7 million in the third quarter of 2010 over the same period in the prior year largely as a result of the completion of fieldwork on the Georgia Power plant and Procter & Gamble projects in early 2010 and lower progress on the Red River project in Louisiana as the project substantially complete. These decreases were partially offset by increased volume on a new waste-to-energy project in Florida and new work for other projects.

Services

Services revenue in the first nine months of 2010 decreased by $90 million as compared to the first nine months of 2009. Approximately $130 million of the decrease occurred in our Building Group due to lower volume. Although the building group was awarded several new projects in 2009 including the Boeing 787 Assembly Facility, these projects did not significantly contribute to revenues in the first nine months of 2010 as they are executed through joint ventures that we do not control and are thus accounted for under the equity method of accounting. Partially offsetting these decreases in revenues were increases of approximately $43 million in our Industrial Services primarily as a result of increased construction maintenance and services under a new multi-site contract for DuPont throughout the Eastern and Gulf Coast regions of the U.S., the Atlanta Public Schools project, as well as the increased levels of turnaround work based in Canada.

Job income increased by approximately $9 million in the first nine months of 2010 compared to the first nine months of 2009. Increases in job income primarily result from the increased activity on the Shell AOSP and various U.S. Construction projects.

Ventures

Ventures revenue was $41 million and job income was $24 million in the first nine months of 2010 as compared to revenue of $16 million and job income of $15 million in the first nine months of 2009. The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited, in the first quarter of 2010 which is the primary contracting entity with the MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting. Ventures job income increased during the third quarter of 2010 primarily due to the consolidation of Fasttrax Ltd. as well as improved performance of the EBIC ammonia plant project which became operational in 2009. The EBIC ammonia plant performance benefitted from increased sales volume and higher ammonia prices than in the period of the prior year. These improvements were offset by reduced income from the UK road projects which benefited from tax credits in 2009 resulting from a change in UK tax treatment.

Unallocated amounts

Labor cost absorption. Labor cost absorption income was $4 million in the first nine months of 2010 and labor cost absorption expense was $5 million in the first nine months of 2009. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. Labor cost absorption expense decreased in the first nine months of 2010 primarily due to higher chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount. Partially offsetting these increases were lower costs due to closure of one of our offices in Lagos as well as lower costs under our 2009 incentive compensation plan.

Services Business Unit Revenues by Market Sector

The Services business segment provides construction and maintenance services to clients in a number of markets that are also served by our other business units. Customer focus, attention to highly productive delivery, and a diverse market presence we believe are keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis shown below is supplementally provided to present the revenues managed by the Services business segment based on the markets served by the Services business segment. The perspective highlights the markets served by our Services segment.

	Nine Months Ended September 30, 2010
	Business Unit Revenue	Services Market Sectors	Total Revenue by Market Sectors
Hydrocarbons business group:
Gas Monetization	$2,081	$—	$2,081
Oil & Gas	295	248	543
Downstream	429	428	857
Technology	95	—	95

Total Hydrocarbons business group revenue	2,900	676	3,576

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	2,689	71	2,760
International Government and Defense	284	—	284
Infrastructure and Minerals	201	—	201
Power and Industrial	280	600	880

Total IGP business group revenue	3,454	671	4,125

Services	1,347	(1,347)	—
Other	56	—	56

Total KBR Revenue	$7,757	$—	$7,757

	Nine Months Ended September 30, 2009
	Business Unit Revenue	Services Market Sectors	Total Revenue by Market Sectors
Hydrocarbons business group:
Gas Monetization	$1,976	$—	$1,976
Oil & Gas	297	224	521
Downstream	358	413	771
Technology	70	—	70

Total Hydrocarbons business group revenue	2,701	637	3,338

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	4,150	51	4,201
International Government and Defense	208	—	208
Infrastructure and Minerals	258	—	258
Power and Industrial	344	749	1,093

Total IGP business group revenue	4,960	800	5,760

Services	1,437	(1,437)	—
Other	43	—	43

Total KBR Revenue	$9,141	$—	$9,141

Non-operating items

Net interest expense was $12 million in the first nine months of 2010 and net interest income was $1 million in the first nine months of 2009. Interest expense increased in the first nine months of 2010 primarily as a result of increased commitment fees paid under the terms of our new credit facility, increased rates associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to Halliburton for guarantees provided to us for various financial commitments. Additionally, interest expense recognized in the second and third quarter of 2010 on non-recourse project-finance debt was $5 million higher as a result of the consolidation of Fasttrax Limited effective January 1, 2010.

Provision for income taxes was $146 million in the first nine months of 2010 and $137 million in the first nine months of 2009. Our effective tax rate was approximately 33% for the nine months ended September 30, 2010 and 2009. Our effective tax rate in the first nine months of 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings and benefits associated with income from unincorporated joint ventures. Our effective tax rate for the nine months ended September 30, 2009 was lower than our statutory rate of 35% primarily due to the final determination of previously estimated 2008 domestic and foreign taxable income, made in connection with the preparation and filing of our 2008 consolidated tax returns as well as benefits associated with income on unincorporated joint ventures.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $1.9 billion at September 30, 2010 and $2.1 billion at December 31, 2009. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $4.3 billion at September 30, 2010 and $4.6 billion at December 31, 2009.

Backlog(1)

(in millions)

	September 30, 2010	December 31, 2009
Hydrocarbons:
Gas Monetization	$5,858	$6,976
Oil & Gas	246	109
Downstream	470	535
Technology	185	154

Total Hydrocarbons backlog	6,759	7,774

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,115	1,341
International Government and Defense	1,229	1,427
Infrastructure and Minerals	139	167
Power and Industrial	215	338

Total IGP backlog	2,698	3,273

Services	2,051	2,302
Ventures	820	749

Total backlog for continuing operations	$12,328	$14,098

(1)

All backlog is attributable to firm orders as of September 30, 2010 and December 31, 2009. Backlog attributable to unfunded government orders was $136 million at September 30, 2010 and $326 million as of December 31, 2009.

We estimate that as of September 30, 2010, 53% of our backlog will be complete within one year. As of September 30, 2010, approximately 21% of our backlog was attributable to fixed-price contracts and 79% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons business group backlog declined approximately $1.0 billion primarily because of a decline in Gas Monetization business unit backlog of approximately $1.1 billion due to work performed on the Gorgon LNG, Skikda LNG, Escravos GTL, Pearl GTL and other projects and with no new significant awards in the first nine months of 2010. Also contributing to the decline in Hydrocarbons business group backlog was a decline in the Downstream business unit backlog primarily related to work performed on our Ras Tanura, Sonangol, Yanbu and Saudi Kayan projects. These declines were partially offset by new awards of $258 million in our Oil & Gas and Technology business.

Backlog in our IGP business group decreased by $575 million primarily as a result of work performed on existing projects of approximately $707 million which were partially offset by new awards of $283 million primarily in our International and North America Government and Defense operations. Work performed in our North America Government and Defense operations was approximately $401 million in the first nine months of 2010, primarily related to our LogCAP III and IV, DOCCC, Alaska JOC and other support projects partially offset by new awards of $100 million on our LogCAP IV project. In our International Government and Defense operations work performed totaled $307 million primarily related to the Allenby and Connaught project, Conlog Afghanistan ISP and TDA, which was partially offset by new awards in 2010, primarily from the U.K. MoD.

Backlog in Services declined $251 million primarily due to work performed of approximately $708 on various construction projects in the U.S. and Canada. These declines were partially offset by new awards of approximately $457 million which include major awards in our Building Group product line and in our Industrial Services product line.

Liquidity and Capital Resources

Cash and equivalents totaled $1.2 billion at September 30, 2010 and $941 million at December 31, 2009, which included $253 million and $236 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures and we expect to use the cash to pay project costs.

As of September 30, 2010, we had restricted cash of $21 million related to the amounts held in deposit with certain banks to collateralize standby letters of credit, of which $11 million is included in “Other current assets” and $10 million is included in “Other assets” in the accompanying condensed consolidated financial statements.

Revolving Credit Facility

On November 3, 2009, we entered into a new syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing the Prior Revolving Credit Facility, which was terminated at the same time as the closing of the Revolving Credit Facility. The Revolving Credit Facility may be used for working capital and letters of credit for general corporate purposes, which expires in November 2012. While there is no sublimit for letters of credit under this facility, letters of credit fronting commitments that totaled $830 million at December 31, 2009 have been expanded to $880 million in January 2010. Amounts drawn under the Revolving Credit Facility will bear interest at variable rates based either on the London interbank offered rate plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or the London interbank offered rate plus 1%. Fees on letters of credit issued under the Revolving Credit Facility are 1.5% for performance and commercial letters of credit and 3% for all others. We are also charged an issuance fee of 0.05% for the issuance of a letter of credit, a per annum commitment fee of 0.625% for any unused portion of the Revolving Credit Facility, and a per annum fronting commitment fee of 0.25%. As of September 30, 2010, there were no borrowings and $308 million in letters of credit issued and outstanding under the Revolving Credit Facility.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of less than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders equity attributable to the sale of equity securities. At September 30, 2010, we were in compliance with these ratios and other covenants mentioned above.

The Revolving Credit Facility also contains a number of covenants restricting, among other things, our ability to incur additional liens and sales of our assets, as well as limiting the amount of investments we can make. The Revolving Credit Facility also permits us, among other things, to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million in the aggregate during the term of the facility and to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million. At September 30, 2010, the remaining limit of the above mentioned covenant that we can use to re-acquire KBR common stock or to pay dividends is approximately $159 million. Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

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

Since the inception of the project, we accounted for our investment in the project entity using the equity method of accounting. As a result of the adoption of Accounting Standards Update No. 2009-17 – Consolidation (Topic 810) “Improvements to Financial Reporting by Enterprises with Variable Interest Entities”, effective January 1, 2010 we concluded that we are the primary beneficiary of Fasttrax Limited because we control the activities that most significantly impact the economic performance of the entity. We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. As such, our condensed consolidated financial statements for the first nine months of 2010 include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

Cashflow Activities

	For the Nine Months Ended
	2010	2009
Cash flows provided by (used in) operating activities	$541	$(27)
Cash flows used in investing activities	(83)	(20)
Cash flows used in financing activities	(258)	(92)
Effect of exchange rate changes on cash	12	14

Increase (decrease) in cash and equivalents	$212	$(125)
Cash increase due to consolidation of a variable interest entity	22	—

Net increase (decrease) in cash and equivalents	$234	$(125)

Operating activities. Cash provided by operations was $541 million in the first nine months of 2010, compared to cash used by operations of $27 million in the first nine months of 2009. Cash provided by operations during the first nine months of 2010 was primarily driven by overall earnings as well as improvements in cash receipts on certain projects in our Gas Monetization business unit. Also contributing to the increase in cash provided by operations was the decline of approximately $108 million in working capital requirements for our LogCAP project including the receipt of $94 million of award fees during the first nine months of 2010. Additionally, cash held by joint ventures that we consolidate for accounting purposes increased approximately $17 million during the first nine months of 2010.

Cash used in operations was $27 million in the first nine months of 2009. Cash held by our joint venture projects that we consolidate for accounting purposes increased from $175 million at December 31, 2008 to $185 million at September 30, 2009. Offsetting these cash decreases were increases of $34 million in distributions and repayments of advances we received from our unconsolidated joint ventures, which are accounted for using the equity method of accounting.

Investing activities. Cash used in investing activities for the first nine months of 2010 totaled $83 million compared to $20 million during the first nine months of 2009. Cash used for capital expenditures were $39 million and $22 million for the first nine months of 2010 and 2009, respectively. The increase in capital expenditures was primarily related to increased corporate infrastructure spending and leasehold improvements. During the first nine months of 2010, we paid $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. In the second quarter of 2010 we acquired Energo Engineering for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments. In the first nine months of 2010, we also made investments totaling $14 million in several equity method joint ventures. Additionally, we financed approximately $19 million for the purchase of computer software for internal use during the third quarter of 2010 which was a non-cash investing activity.

Financing activities. Cash used in financing activities for the first nine months of 2010 totaled $258 million and included $217 million of payments to repurchase approximately 9.5 million shares of our common stock, $37 million related to distributions to noncontrolling shareholders of several of our consolidated joint ventures, $24 million related to dividend payments to shareholders. These payments were partially offset by return of cash used to collateralize standby letters of credit of approximately $26 million. Cash used in financing activities was $92 million for the first nine months of 2009 and included $27 million of payments to reacquire 1.7 million shares of our common stock and $54 million related to dividend payments to our shareholders and to noncontrolling shareholders of several of our consolidated joint ventures. Included in other financing activities of $11 million was net cash collateralization of our standby letters of credit in accordance with certain agreements.

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

Future uses of cash. Future uses of cash will primarily relate to working capital requirements for our operations and acquisitions. In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividends, share repurchases and various other obligations as they arise. Our capital expenditures will be focused primarily on information technology, real estate and equipment/facilities. From October 1, 2010 through October 13, 2010, we repurchased approximately 0.6 million shares of KBR stock for approximately $14 million under our share repurchase program which completes purchases under our share repurchase plan authorized by our current Board of Directors.

On October 6, 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on January 17, 2011 to shareholders of record on December 15, 2010. The dividend payment is approximately $8 million. Any future dividend declarations will be at the discretion of our Board of Directors.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.7 billion in committed and uncommitted lines of credit to support letters of credit and as of September 30, 2010, we had utilized $496 million of our credit capacity. We have an additional $200 million in letters of credit issued and outstanding under various other facilities that are unconditionally and irrevocably guaranteed by Halliburton. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $496 million in letters of credit outstanding on KBR lines of credit was comprised of $308 million issued under our Revolving Credit Facility and $188 million issued under uncommitted bank lines at September 30, 2010. Of the total letters of credit outstanding, $37 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. Approximately $196 million of the $308 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis. We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Other obligations. We had commitments to provide funds to our privately financed and other projects of $43 million as of September 30, 2010 primarily related to future equity funding on our Allenby and Connaught project. Commitments to fund these projects are supported by letters of credit as described above. At September 30, 2010, approximately $17 million of the $43 million in commitments will become due within one year.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $29 million at September 30, 2010. Approximately $26 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2010.

We executed two lease amendments for office space in two separate high-rise office buildings in Houston, Texas for the purpose of significantly expanding our current leased office space and to extend the original term of these leases to June 30, 2030. In the third quarter of 2010, we executed an additional lease agreement for office space located in one high-rise office building in Houston, Texas for the purpose of expanding our leased office space. The non-cancelable lease term expires on December 31, 2018. As a result we expect our estimated total rentals on all noncancelable operating leases to be as follows: $56 million in 2010; $50 million in 2011, $47 million in 2012; $42 million in 2013; $39 million in 2014 and $327 thereafter.

Other factors affecting liquidity

Government claims. Included in unbilled receivables in the accompanying balance sheets are unapproved claims for costs incurred under various government contracts totaling $160 million at September 30, 2010 and $113 million at December 31, 2009. Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The unapproved claims at September 30, 2010 include approximately $122 million resulting from the de-obligation of 2004 and 2005 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed above. This balance includes $71 million that was de-obligated in the third quarter of 2010 which consists of funds nearing the 5-year expiration date. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $38 million represents primarily costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at September 30, 2010 are considered to be probable of collection and have been recognized as revenue.

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

We had not accrued for liquidated damages related to several projects, including the exposure described in the above paragraph, totaling $28 million at September 30, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as forecasted.

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

In February 2009, one of our subsidiaries plead guilty to violating and conspiring to violate the FCPA. In accordance with the terms of the settlement and under the terms of the Halliburton indemnity, Halliburton paid $142 million in the first nine months of 2010 and $369 million in the first nine months of 2009 on our behalf for penalties resulting from the FCPA violations, which have been reflected in the accompanying statement of cash flows as noncash operating activities.

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

New Accounting Standards

Information related to new accounting standards is described in Note 15 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial instrument market risk from changes in foreign currency exchange rates and interest rates. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:

•	volatility of the currency rates;

•	time horizon of the derivative instruments;

•	market cycles; and

•	the type of derivative instruments used.

We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

Item 4.	Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(c)

On June 8, 2010, we initiated a Board of Directors authorized share repurchase program to repurchase up to 10 million of our outstanding common shares in the open market or privately negotiated transactions to reduce and maintain, over time, our outstanding shares at approximately 150 million shares. We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2010.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 30, 2010
Repurchase Program	2,054,331	$21.30	2,054,331	5,445,469
Employee Transactions (a)	32,305	$21.71	—	—
August 3 –31, 2010
Repurchase Program	2,732,900	$23.23	2,732,900	2,712,569
Employee Transactions (a)	1,775	$23.12	—	—
September 1 – 30, 2010
Repurchase Program	2,135,300	$23.94	2,135,300	577,269
Employee Transactions (a)	1,369	$24.17	—	—

Total
Repurchase Program (b)	6,922,531	$22.88	6,922,531	577,269
Employee Transactions (a)	35,449	$21.88	—	—

(a)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

(b)

In October 2010, we repurchased approximately 0.6 million of our outstanding common shares which completed our repurchase of 10 million shares under the share repurchase program initiated on June 8, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2008; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 8-K filed on August 16, 2010, by and between KBR and Dennis S. Baldwin)

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.

/s/ Susan K. Carter	/s/ Dennis S. Baldwin
Susan K. Carter	Dennis S. Baldwin
Senior Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Date: October 28, 2010