Form 10-K
period 2010-12-31
KBR, INC.
filed 2011-02-23
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2010, was approximately $3,207,690,000, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $20.34.

As of February 11, 2011, there were 151,258,471 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the KBR, Inc. Company Proxy Statement for our 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. We offer a wide range of services through our Hydrocarbons, Infrastructure, Government and Power (“IGP”), Services and Other segments. Information regarding segment disclosures are incorporated by reference in Note 5 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

KBR, Inc. was incorporated in Delaware on March 21, 2006 prior to an exchange offer transaction that separated us from our prior parent, Halliburton Company, which was completed on April 5, 2007. We trace our history and culture to two businesses, The M.W. Kellogg Company (Kellogg) and Brown & Root, Inc. (Brown & Root). Kellogg dates back to a pipe fabrication business which was founded in New York in 1901 and has been creating technology for petroleum refining and petrochemicals processing since 1919. Brown & Root was founded in Houston, Texas in 1919 and built the world’s first offshore platform in 1947. Brown & Root was acquired by Halliburton in 1962 and Kellogg was acquired by Halliburton in 1998 through its merger with Dresser Industries.

Our Business Segments and Business Units

We operate in four segments: Hydrocarbons; Infrastructure, Government & Power (“IGP”); Services; and Other as described below.

Hydrocarbons. Our Hydrocarbons business segment serves the Hydrocarbon industry by providing services ranging from prefeasibility studies to design, and construction to commissioning of process facilities in remote locations around the world. We are involved in hydrocarbon processing which includes constructing liquefied natural gas (“LNG”) plants in several countries. Our global teams of engineers also execute and provide solutions for projects in the oil and gas, olefins, refining, petrochemical, biofuels and carbon capture markets. The Hydrocarbons business segment comprises the Gas Monetization, Oil & Gas, Downstream, and Technology business units.

Gas Monetization business unit – Our Gas Monetization business unit designs and constructs facilities that enable our customers to monetize their natural gas resources. We create LNG and gas-to-liquids (“GTL”) facilities that allow for the economical development and transportation of resources across the globe. Additionally, we make significant contributions in gas processing development, equipment design and innovative construction methods.

Oil & Gas business unit – Our Oil & Gas business unit delivers onshore and offshore oil and natural gas production facilities which include platforms, floating production and subsea facilities, and pipelines. We also implement the infrastructure needed to make intricate projects feasible by managing projects ranging from deepwater through landfalls, to onshore environments, in remote desert regions, tropical rain forests, and major river crossings.

Downstream business unit – Our Downstream business unit serves clients in the petrochemical, refining, chemicals, biofuels and syngas markets throughout the world. We leverage our differentiated process technologies, but also execute projects and complexes using non-KBR technologies. Our success is based on delivering value over the lifecycle of projects in the hydrocarbon market.

Technology business unit – Our Technology business unit offers highly efficient, differentiated process technologies for the coal monetization, petrochemical, refining and syngas markets. In addition to offering technology licenses, we partner with our Downstream business unit on project management and EPC projects to provide fully integrated solutions worldwide.

Infrastructure, Government & Power. Our IGP business segment serves the Infrastructure, Government & Power industries delivering effective solutions to commercial, defense and governmental agencies worldwide, providing base operations, facilities management, border security, EPC services, and logistics support. We also deliver project management support and services for an array of complex initiatives and provide project management for the airfield design and construction program, runway expansion and widening, bridges, new cargo infrastructure and drainage improvements. For the industrial manufacturing market, we provide a full range of EPC services to a variety of heavy industrial and advanced manufacturing markets, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, we use our full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities. The IGP business segment includes the North American Government and Defense (“NAGD”), International Government and Defence (“IGD”), Infrastructure and Minerals (“I&M”), and the Power and Industrial (“P&I”) business units.

North American Government and Defense business unit – Our NAGD business unit offers operations, maintenance, and logistics support in both contingency and sustainment environments as well as construction and design or build services to the United States Department of Defense (“DOD”) and other federal government agencies.

International Government and Defence business unit – Our IGD business unit supports armed forces and government departments around the world by providing logistics and field support, operations and maintenance of camps and bases, program and project management, construction management, training, visualization software and engineering and support services. We provide services to government departments including the United Kingdom (“U.K.”), Europe, Middle East and Australia.

Infrastructure & Minerals business unit – Our I&M business unit provides engineering, construction and project management services across the world on large and complex infrastructure projects. We have a focus on technical excellence, incorporating safety and sustainability factors into the planning, design and construction of our work. The I&M business unit provides global focus and leadership in four key markets – mining & minerals; transport (aviation, ports, rail and roads); water; and facilities (includes buildings and pipelines.)

Power & Industrial business unit – Our P&I business unit provides full-scope engineering, procurement and construction (“EPC”) services for the industrial and power markets globally. Within the Industrial product line, we primarily serve clients in the forest products, manufacturing, technology, life sciences, consumer products, metals and materials sectors. Within the Power product line, we deliver fossil fuel and renewable power generation projects, plant re-powering projects and emissions control projects for customers that include regulated utilities, power cooperatives, municipalities, independent power producers and industrial cogeneration providers.

Services. Our Services segment delivers full-scope construction, construction management, fabrication, operations/maintenance, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals and hydrocarbon processing, oil sands, mining, power, alternate energy, pulp and paper, industrial and manufacturing, and consumer product industries. Specifically, Services is organized around four major product lines; U.S. Construction, Industrial Services, Building Group and Canada Operations. Our U.S. Construction product line delivers direct hire construction and construction management for stand-alone construction projects to a variety of markets and works closely with the Hydrocarbons group and Power and Industrial business units to provide construction execution support on all domestic EPC projects. Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This group works with our other business units to identify potential for pull through opportunities and to identify upcoming EPC projects at the 80 plus locations where we have embedded KBR personnel. Our Building Group product line provides commercial general contractor-related services to education, food and beverage, health care, hospitality and entertainment, life science and technology, and mixed-use building clients. Our Canada Operations product line is a diversified construction and fabrication operation providing direct hire construction, construction management, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining, and industrial markets.

Other. Included in our Other segment is the Ventures business unit and other operations. The Ventures business unit invests KBR equity alongside clients’ equity in projects where one or more of KBR’s other business units has a direct role in technology supply, engineering, construction, construction management or operations and maintenance. Project equity investments under current management include defense equipment and housing, toll roads and petrochemicals.

In addition to the Ventures business unit, other business operations are reported in our Other segment including the Allstates staffing business acquired in the BE&K, Inc. (“BE&K”) acquisition in 2008, our engineering resource operations and other operations that do not individually meet the criteria for reportable segment presentation under Accounting Standards Codification (“ASC”) 280 – Segment Reporting.

Our Business Strategy

Our business strategy is to create shareholder value by providing our customers differentiated capital project delivery and services offerings across the entire engineering, construction and operations project lifecycle. We execute our business strategy on a global scale delivering consistent, predictable results in all markets where we operate. Our core skills are conceptual design, FEED (front-end engineering design), engineering, project management, procurement, construction, construction management, logistics, commissioning, operations and maintenance. We will complement organic growth by pursuing targeted acquisitions that focus on expanding our capabilities, market coverage or accelerating business unit growth strategies. Key features of our business unit strategies include:

•

The Hydrocarbons business segment will build on our world-class strength and experience with gas monetization projects and seek to expand our footprint in both offshore and onshore oil and gas services. Our Downstream business unit will grow by utilizing our leading technology and execution excellence to provide high value process facilities to customers. Our Technology business unit will expand its portfolio of differentiated process technologies and associated service, proprietary equipment and catalyst offerings and deliver through an expanded global platform.

•

The Infrastructure, Government & Power business segment will broaden our commercial, government operations, logistics, construction and maintenance services both domestically and in foreign lands. We will apply our design, project management and construction skills to infrastructure, industrial and power markets utilizing the same global delivery platform already in place for Hydrocarbons.

•

The Services segment will capitalize on our brand reputation and core competencies to expand our construction and industrial services operations both domestically and internationally with focus on safe operations and high value predictable outcomes.

•	The Ventures business unit will invest alongside our clients in selected projects to both earn a return on our capital and secure capital projects for our business units to design and build.

Competition and Scope of Global Operations

We operate in highly competitive markets throughout the world. The principal methods of competition with respect to sales of our capital project and service offerings include:

•	customer relationships;

•	successful execution of large projects in difficult locations;

•	technical excellence and differentiation;

•	high value in our delivered projects and services measured by performance, quality, operability and cost;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed and when needed” basis with the required local content and presence;

•	consistent superior service quality;

•	market leading health, safety, and environmental standards and sustainable practices;

•	financial strength through liquidity and capital capacity and the ability to support our warranties;

•	breadth of proprietary technology and technical sophistication;

•	robust risk awareness and management processes.

We conduct business in over 65 countries. Based on the location of services provided, our operations in countries other than the United States accounted for 79% of our consolidated revenue during 2010 and 2009, and 85% of our consolidated revenue during 2008. Revenue from our operations in Iraq, primarily related to our work for the U.S. government, was 29% of our consolidated revenue in 2010, 35% of our consolidated revenue in 2009 and 43% of our consolidated revenue in 2008. See Note 5 to our consolidated financial statements for selected geographic information.

We market substantially all of our capital project and service offerings through our business segments. We have many substantial competitors in the markets that we serve. The companies competing in the markets that we serve include but are not limited to AMEC, Bechtel Corporation, CH2M Hill Companies Ltd., Chicago Bridge and Iron Co., N.V., Chiyoda, DynCorp, Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group, Inc., JGC Corp, John Wood Group PLC, McDermott International, Petrofac PLC, Saipem S.PA., Shaw Group, Inc., Technip, URS Corporation, and Worley Parsons Ltd. Since the markets for our services are vast and covers broad geography, we cannot make a meaningful estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls and currency fluctuations. We strive to mitigate these risks through a variety of tactics including insurance schemes, hedging, contract provisions, contingency planning and other risk management techniques. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments Market Risk,” “Risk Factors – International and political events may adversely affect our operations,” and Note 14 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to manage our risks.

Recent Acquisitions and Other Transactions

On December 31, 2010, we obtained control of the remaining 44.94% interest in our M.W. Kellogg Limited (“MWKL”) consolidated joint venture previously held by JGC Corporation. MWKL is located in the U.K. and provides EPC services primarily for LNG, GTL and onshore oil and gas projects. MWKL will continue to support our LNG and other Hydrocarbons projects.

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. ENI and its acquired businesses will be integrated into our IGP business segment.

In January 2010, we entered into a collaboration agreement with BP p.l.c. to market and license certain technology. In conjunction with this arrangement, we acquired a 25-year license granting us the exclusive right to the technology. The activity associated with this arrangement is integrated into our Hydrocarbons business segment.

On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) which provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry. Energo’s results of operations were integrated into our Hydrocarbons business segment.

In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”). Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi provides maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. Wabi was integrated into our Services business segment and it provides additional growth opportunities for our heavy hydrocarbon, forestry, oil sand, general industrial and maintenance services business.

In July 2008, we acquired 100% of the outstanding common shares of BE&K a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K enhances our ability to provide contractor and maintenance services in North America. BE&K and its acquired divisions were integrated into our IGP, Hydrocarbons and Services business segments based upon the nature of the underlying projects acquired.

In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”) and Catalyst Interactive. TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. Catalyst Interactive is an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. TGI’s results of operations are included in our Services business segment. Catalyst Interactive’s results of operations are included in our IGP business segment.

See Note 3 to our consolidated financial statements for further discussion of our recent acquisitions.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, expand or create the relationships of each party with different potential customers, and allow for greater flexibility in delivering our services based on cost and geographical efficiency. Several of our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are as of December 31, 2010.

Kellogg Joint Venture (“KJV”) is a joint venture consisting of JGC, Hatch Associates, Clough and KBR for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Gorgon Downstream LNG Project located on Barrow Island off the northwest coast of Western Australia. We hold a 30% interest in the joint venture which is consolidated for financial accounting purposes and it is reported in our Hydrocarbons business segment.

Aspire Defence—Allenby & Connaught is a joint venture between us, Carillion Plc. and two financial investors formed to contract with the U.K. Ministry of Defence to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the United Kingdom. We own a 45% interest in Aspire Defence which is reported in our Ventures business unit that included in our Other segment. In addition, we own a 50% interest in each of the two joint ventures within our IGP segment that provide the construction and related support services to Aspire Defence. We account for our investments in these entities using the equity method of accounting.

MMM is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The principal Grupo R entity is Corporative Grupo R, S.A. de C.V. and Discoverer ASA, Ltd a Cayman Islands company. The partners agreement covers five joint venture entities executing Mexican contracts with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services of maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures. We account for our investment in these entities using the equity method of accounting and it is reported in our Services segment.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded and in progress. Our backlog was $12 billion and $14.1 billion at December 31, 2010 and 2009, respectively. We estimate that as of December 31, 2010, 55% of our backlog will be recognized as revenue within one year. All backlog is attributable to firm orders at December 31, 2010 and December 31, 2009. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as either cost-reimbursable or fixed-price, although both categories contain a portion of “hybrid” contracts containing both cost-reimbursable and fixed-price scope.

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

Our IGP business segment provides substantial work under cost-reimbursable contracts with the U.S. Department of Defense (“DoD”) and other governmental agencies which are generally subject to applicable statutes and regulations. If the Government finds that we improperly charged any costs to a contract under the terms of the contract or applicable Federal Procurement Regulations, these costs are potentially not reimbursable or, if already reimbursed, we may be required to refund the costs to the customer. Such conditions may also include financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Risk Factors – Our U.S. government contracts work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.”

Significant Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business segment, totaled $3.3 billion, or 32% of consolidated revenue, in 2010, $5.2 billion, or 43% of consolidated revenue, in 2009 and $6.2 billion, or 53% of consolidated revenue in 2008. Revenue from the Chevron Corporation, which was derived almost entirely from our Hydrocarbons business segment, totaled $1.8 billion or 18% of consolidated revenue in 2010, $1.4 billion or 11% of consolidated revenue in 2009, and was $1.1 billion or 9% of our consolidated revenues in 2008. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Raw Materials

Equipment and materials essential to our business are available from worldwide sources. The principal equipment and materials we use in our business are subject to availability and pricing fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and pricing of equipment and materials on a regular basis. Our procurement department actively leverages our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. Please read, “Risk Factors— The nature of our contracts, particularly our fixed-price contracts, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.” and “Risk Factors— The current worldwide economic recession will likely affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.”

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

Employees

As of December 31, 2010, we had approximately 35,000 employees in our continuing operations, of which approximately 10% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our employee relations are good.

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

Environmental Regulation

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act; and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business segments where we perform construction and industrial maintenance services or operate and maintain facilities.

We continue to monitor site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $14 million. See Note 10 to our consolidated financial statements for more information on environmental matters.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a material direct effect on our business or the markets that we serve, nor on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers which could have an indirect effect on our business. For example, our commodity-based markets depend on the level of activity of mineral and oil and gas companies, and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, could have an indirect impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for minerals, oil and natural gas. We will continue to monitor emerging developments in this area.

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

Demand for many of our services, especially in our commodity-based markets, depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial, mining and power companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services could decrease in the event of a sustained reduction in crude oil or natural gas prices. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include:

•	worldwide political, social unrest, military, and economic conditions;

•	the level of demand for oil, natural gas, industrial services and power generation;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets we serve.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

Additionally, demand for our services may also be materially and adversely affected by the consolidation of our customers, which:

•	could cause customers to reduce their capital spending, which in turn reduces the demand for our services; and

•

could result in customer personnel changes, which in turn affects the timing of contract negotiations and settlements of claims and claim negotiations with engineering and construction customers on cost variances and change orders on major projects.

The nature of our contracts, particularly those that are fixed-price, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

Our long-term contracts to provide services can be cost-reimbursable, fixed-price or hybrid. In connection with projects or portions of projects that are fixed-price, we bear a significant portion of the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance. Our failure to accurately estimate the resources and time required for a fixed-price contract or our failure to complete our contractual obligations within the time frame and costs committed could have a material adverse effect on our business, results of operations and financial condition. Risks under our contracts include:

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

•

Our projects expose us to potential professional liability, product liability, warranty, performance and other claims that may exceed our available insurance coverage. Although we have historically been able to secure our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

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

Demand for our services provided under U.S. government contracts are directly affected by spending and capital expenditures by our customers and our ability to contract with our customers.

We derive a significant portion of our revenue from contracts with agencies and departments of the U.S. government which is directly affected by changes in government spending and availability of adequate funding. For example, we are currently the sole service provider under our LogCAP III contract in the Middle East and elsewhere and have been awarded a portion of the LogCAP IV contract. However, the current level of government services being provided in the Middle East will not likely continue for an extended period of time and we expect our overall volume of work to decline as our customer scales back its requirements for the types and the amounts of service we provide. Factors that could impact current and future U.S. government spending include:

•	policy and/or spending changes implemented by the current administration, DoD or other government agencies;

•	changes, delays or cancellations of U.S. government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the U.S. government;

•	curtailment of the U.S. governments’ outsourcing of services to private contractors;

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

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. It uses omnibus contract vehicles, such as LogCAP, for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government has also recently favored multiple award task order contracts, in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. The DoD has awarded us a portion of the LogCAP IV contract, which is a multiple award task order contract, and has also extended our performance under the LogCAP III contract to the end of 2011 under which we are the sole provider. We may not be awarded any further task orders under the LogCAP IV contract, which could have a material adverse effect on future results of operations. It may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win. In addition, negative publicity regarding findings stemming from DCAA audits and Congressional investigations may adversely affect our ability to obtain future awards. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Analysis – U.S. Government Matters.”

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the Defense Contract Audit Agency (“DCAA”). The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if KBR is complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment, allowability, and allocation of costs assigned to US Government contracts. The DCAA presents its report findings to the Defense Contract Management Agency (“DCMA”). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds.

Given the demands of working in the Middle East and elsewhere for the U.S. government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that our government customers may seek for performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Customers may require us to provide credit enhancements, including surety bonds, letters of credit or bank guarantees. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a customer may result in an inability to bid on or win a contract award. Historically, we have had adequate bonding capacity but such bonding beyond the capacity of our Revolving Credit Agreement is generally at the provider’s sole discretion. Due to events that affect the insurance and bonding markets generally, bonding may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom are not as financially strong as us. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current credit facility. Any inability to obtain adequate bonding and/or provide letters of credit or other customary credit enhancements and, as a result, to bid on or win new contracts could have a material adverse effect on our business prospects and future revenue.

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

As of December 31, 2010, our backlog was approximately $12 billion. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project terminations or suspensions and changes in project scope may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project performance could also impact our backlog and profits if it results in termination of the contract. We cannot predict the impact the recent worldwide economic recession may have on our backlog which could include a diminished ability to replace backlog once projects are completed and/or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse affect on our financial condition, results of operations and cash flows.

We conduct a portion of our engineering and construction operations through large project-specific joint ventures. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses.

We conduct a portion of our engineering, procurement and construction operations through large project-specific joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners, and we typically have joint and several liability with our joint venture partners under these joint venture arrangements. If our partners do not meet their obligations, the joint venture may be unable to adequately perform and deliver its contracted services requiring us to make additional investments or provide additional services. These factors could have a material adverse affect the business operations of the joint venture and, in turn, our business operations as well as our reputation within our industry and our client base.

Operating through joint ventures in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that we follow. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operation. When entering into joint ventures, in order to establish or preserve relationships with our joint venture partners, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and returns on these investments compared to what we would have received if the risks and resources we contributed were always proportionate to our returns.

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable our government and other customers to finance large-scale projects, such as major military equipment, capital project and service purchases. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operation and maintenance services for an agreed to period after the facilities have been completed. We may incur contractually reimbursable costs and typically make an equity investment prior to an entity achieving operational status or completing its full project financing. If a project is unable to obtain financing, we could incur losses including our contractual receivables and our equity investment. After completion of these projects, our equity investments can be at risk, depending on the operation of the project and market factors, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing and the breadth and technological sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a significant adverse impact on the margins we generate from our projects or our ability to retain market share.

If we are unable to attract and retain a sufficient number of affordable trained engineers and other skilled workers, our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth and success of our business depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers and other skilled workers either through direct hire or acquisition of other firms employing such professionals. The market for these professionals is competitive. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to acquire projects may be adversely affected and the costs of performing our existing and future projects may increase, which may adversely impact our margins.

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

Recent or future economic recessions may affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.

A recession could reduce the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations as occurred with the recent worldwide economic recession. A disruption of the credit markets could adversely affect our clients’ borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays, payment delays or defaults by our clients. In addition, clients may choose to make fewer capital expenditures, to otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially impact our backlog and profits.

We may not be able to raise additional capital or obtain additional financing in the future for working capital, capital expenditures and/or acquisitions.

The financial market condition and recent worldwide economic recession weakened the capital and credit markets which could make it more difficult for us to raise additional capital or obtain additional financing. Our ability to obtain such additional capital or financing will depend in part upon prevailing market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financings on terms that are satisfactory to us. We cannot be certain that additional funds will be available if needed to make future investments in certain projects, take advantage of acquisitions or other future opportunities, or respond to competitive pressures. If additional funds are not available, or are not available on terms satisfactory to us, there could be a material adverse impact on our business and operations.

Our revolving credit facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit facility will not be available if financial covenants are not met or if an event of default occurs.

Our Revolving Credit Facility provides up to $1.1 billion of borrowing, including $880 million in letters of credit fronting commitments at December 31, 2010, and expires in November 2012. The Revolving Credit Facility contains a number of covenants restricting, among other things, incurrence of additional indebtedness and liens, sales of our assets, the amount of investments we can make, and the amount of dividends we can declare to pay or equity shares that can be repurchased. We are also subject to certain financial covenants, including maintenance of ratios with respect to consolidated debt to consolidated EBITDA and a minimum consolidated net worth. If we fail to meet the covenants or an event of default occurs, we would not have available the liquidity that the facility provides.

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

As of December 31, 2010, we had $947 million of goodwill and $127 million of intangible assets recorded on our consolidated balance sheet. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if it has become impaired which would require us to write down the impaired portion of these assets. An impairment of all or a significant part of our goodwill and/or intangible assets would have a material adverse impact to our net earnings and net worth.

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

We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could include suspension or debarment of our ability to contract with the United States, state or local governments, U.S. government agencies or the MoD, third party claims, loss of customers, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

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

We seek business acquisition activities as a means of broadening our offerings and capturing additional market opportunities by our business units. As a result, we may incur certain additional risks accompanying these activities. These risks include the following:

•	Valuation methodologies may not accurately capture the value proposition;

•

Future completed acquisitions may not be integrated within our operations with the efficiency and effectiveness initially expected resulting in a potentially significant detriment to the associated product service line financial results, and pose additional risks to our operations as a whole;

•	We may have difficulty managing the growth from acquisition activities;

•	Key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;

•	The effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;

•

We may assume liabilities of an acquired business (e.g. litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	Business acquisitions may include substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits;

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

Due to the unsettled political conditions in many oil-producing countries and countries in which we provide governmental logistical support, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we operate that have significant amounts of political risk include: Afghanistan, Algeria, Indonesia, Iraq, Nigeria, Russia, China, Egypt, Yemen and Saudi Arabia. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

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

Some of our services are performed in high-risk locations, such as Iraq, Afghanistan, Nigeria, Algeria, Egypt and Saudi Arabia where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we have in the past and may in the future suffer the loss of employees and contractors.

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

Under the terms of our master separation agreement with our former parent Halliburton, Halliburton agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, we incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project, which we refer to as “B-C Matters.” At our cost, we will control the defense, counterclaim and/or settlement with respect to B-C Matters, but Halliburton will have discretion to determine whether to agree to any settlement or other resolution of B-C Matters. We expect Halliburton will take actions that are in the best interests of its stockholders, which may or may not be in our or our stockholders’ best interests. Halliburton has the right to assume control over the defense, counterclaim and/or settlement of B-C Matters at any time. If Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, or refuses a settlement proposed by us, it could result in material and adverse consequences to us or our business that would not be subject to Halliburton’s indemnification. In addition, if Halliburton assumes control over the defense, counterclaim and/or settlement of B-C Matters, and we refuse a settlement proposed by Halliburton, Halliburton may terminate the indemnity. Also, if we materially breach our obligation to cooperate with Halliburton or we enter into a settlement of B-C Matters without Halliburton’s consent, Halliburton may terminate the indemnity. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Former Parent,”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
Houston, Texas	Leased(1)	Office facilities	All and Corporate

Arlington, Virginia	Leased	Office facilities	IGP

Houston, Texas	Owned	Campus facility	All and Corporate

Birmingham, Alabama	Owned	Campus facility	All and Corporate

Leatherhead, United Kingdom	Owned	Campus facility	All

Greenford, Middlesex United Kingdom	Owned	Office facilities	Hydrocarbons

(1)

At December 31, 2010, we had a 50% interest in a joint venture which owns a high-rise office building in which we lease office space. We also lease office space in other buildings owned by unrelated parties.

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

Item 3. Legal Proceedings

Information relating to various commitments and contingencies is described in “Risk Factors” contained in Part I of this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 9 and 10 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Item 4. (Removed and reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and dividends declared:

	Common Stock Price Range		Dividends Declared
	High	Low	Per Share
Fiscal Year 2010
First quarter ended March 31, 2010	$23.00	$17.30	$—
Second quarter ended June 30, 2010	24.40	19.31	0.05
Third quarter ended September 30, 2010	24.89	19.53	0.05
Fourth quarter ended December 31, 2010	31.42	24.53	0.05
Fiscal Year 2009
First quarter ended March 31, 2009	$17.67	$11.41	$—
Second quarter ended June 30, 2009	19.74	13.31	0.05
Third quarter ended September 30, 2009	24.73	16.29	0.05
Fourth quarter ended December 31, 2009	24.68	17.28	0.10

At February 11, 2011, there were 139 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

On June 8, 2010, we initiated a Board of Directors authorized share repurchase program to repurchase up to 10 million of our outstanding common shares in the open market or privately negotiated transactions to reduce and we may maintain, over time, our outstanding shares at approximately 150 million shares. We entered into an agreement with an agent to conduct a designated portion of the repurchase program in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. In October 2010, we repurchased approximately 0.6 million of our outstanding common shares which completed our repurchase of 10 million shares under the share repurchase program initiated on June 8, 2010. The following is a summary of share repurchases of our common stock during the three months ended December 31, 2010.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – 22, 2010
Repurchase Program (a)	577,269	$24.75	577,269	—
Employee Transactions (b)	10,813	$25.15	—	—
November 1 –23, 2010
Repurchase Program	—	$—	—	—
Employee Transactions (b)	31,282	$27.51	—	—
December 9 – 27, 2010
Repurchase Program	—	$—	—	—
Employee Transactions (b)	275	$29.83	—	—
Total
Repurchase Program (a)	577,269	$24.75	577,269	—
Employee Transactions (b)	42,370	$26.92	—	—

(a)	We may continue to repurchase shares of our outstanding common shares as necessary to maintain, over time, our outstanding shares at approximately 150 million shares.
(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Our Revolving Credit Facility restricts, among other things, the total dollar amount we may pay for dividends and equity repurchases of our common stock to a maximum of $400 million in the aggregate during the term of the facility. At December 31, 2010, we have the capacity to pay additional dividends or repurchase shares in the amount of $137 million after the declaration of dividends and shares repurchased. See Note 8 to our consolidated financial statements. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

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

Item 6. Selected Financial Data

The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except for per share amounts)
Statements of Operations Data:
Total revenue	$10,099	$12,105	$11,581	$8,745	$8,805
Operating income	609	536	541	294	152
Income from continuing operations, net of tax	395	364	356	204	34
Income from discontinued operations, net of tax	—	—	11	132	114
Net income (loss) attributable to noncontrolling interests	68	74	48	34	(20)
Net income attributable to KBR	327	290	319	302	168
Basic net income attributable to KBR per share:
—Continuing operations	$2.08	$1.80	$1.84	$1.08	$0.39
—Discontinued operations (a)	—	—	0.07	0.71	0.81

Basic net income attributable to KBR per share	$2.08	$1.80	$1.91	$1.79	$1.20

Diluted net income attributable to KBR per share:
—Continuing operations	$2.07	$1.79	$1.84	$1.08	$0.39
—Discontinued operations (a)	—	—	0.07	0.71	0.81

Diluted net income attributable to KBR per share	$2.07	$1.79	$1.90	$1.78	$1.20

Basic weighted average shares outstanding	156	160	166	168	140
Diluted weighted average shares outstanding	157	161	167	169	140

Cash dividends declared per share	$0.15	$0.20	$0.25	$—	$—

Balance Sheet Data (as of the end of period):
Cash and equivalents	$786	$941	$1,145	$1,861	$1,410
Net working capital	915	1,350	1,099	1,433	915
Total assets	5,417	5,327	5,884	5,203	5,414
Non-recourse long-term debt	101	—	—	—	—
Total shareholders’ equity	$2,204	$2,296	$2,034	$2,235	$1,829

Other Financial Data:
Backlog at year end	$12,041	$14,098	$14,097	$13,051	$12,437
Gross operating margin percentage	6.0%	4.4%	4.7%	3.4%	1.7%
Capital expenditures (b)	$66	$41	$37	$36	$47
Depreciation and amortization expense (c)	$62	$55	$49	$31	$29

(a)

We completed the sale of the Production Services group in May 2006 and the disposition of our 51% interest in Devonport Management Limited (“DML”) in June 2007. The results of operations of Production Services group and DML for all periods presented have been reported as discontinued operations.

(b)

Capital expenditures do not include expenditures related to the noncash investing activities for the purchase of computer software of $19 million in 2010 and the discontinued operations for DML of $7 million and $10 million for the years ended December 31, 2007 and 2006, respectively.

(c)

Depreciation and amortization expense does not include expenses related to the discontinued operations for DML of $10 million and $18 million for the years ended December 31, 2007 and 2006, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report.

Executive Overview

Business Environment

Hydrocarbons Markets. We provide a full range of engineering, procurement and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, industrial and other projects. We serve customers in the gas monetization, oil and gas, petrochemical, refining and chemical markets throughout the world. Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures in our construction market sectors.

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008. We have indications that the hydrocarbons market in most international regions has partially recovered from the worldwide economic recession and financial market condition. We continue to see long term growth in environmentally and economically driven energy projects and for related licensed process technologies for offshore gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Feasibility studies and front-end engineering and design projects remain steady reflecting clients’ intentions to invest in capital intensive energy projects, albeit releasing and proceeding with projects in phases and conducting increased levels of economic analysis. For construction and maintenance in the United States, we see an improving market with a return of more material projects driven by low natural gas prices, improved refining utilization and increasing energy demands.

Infrastructure, Government and Power Markets (“IGP”). A significant portion of our IGP business segment’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. These operations have resulted in one of the largest military deployments since World War II, which has caused a parallel increase in government spending. The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III, LogCAP IV and other contracts which are competitively bid contracts. Revenues under the LogCAP III project were approximately $2.8 billion, $4.8 billion, and $5.5 billion for the years ended December 31, 2010, 2009, and 2008, respectively. KBR is the only company providing services under the LogCAP III contract. Currently, the U.S. government is transitioning work from LogCAP III to LogCAP IV, which is a multiple award contract with three contractors, including KBR, who can each bid and potentially win specific task orders. As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue. We expect the U.K. military will remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities maintenance. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. In Australia, we also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure, particularly related to the quality of water, wastewater, roads and transit, airports, and educational facilities which has historically declined while demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects, however, the global economic recession has caused markets to remain flat in America and the U.K., which has resulted in delays or slow start-ups to major projects. Stimulus spending and a general economic recovery should result in increased opportunities in the future across all sectors.

In the industrial sector, we operate in a number of markets, including forest products, advanced manufacturing, minerals and metals and consumer products, primarily with a domestic focus but with our international opportunities increasing. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements while the minerals and metals markets are driven by global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial and institutional buildings, general industrial and manufacturing. We continued to see an increase in bid requests and feasibility estimates from our clients and expect a number of our markets to strengthen in 2011.

Summary of Consolidated Results

2010 compared to 2009

Consolidated revenue in 2010 decreased approximately $2 billion, or 17%, to $10.1 billion compared to $12.1 billion in 2009 primarily driven by decreases in our IGP and Services segments. The decrease in IGP business segment revenue includes a $1.9 billion decline in our NAGD business unit resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. In 2010, the total number of staff working on the LogCAP III project decreased by approximately 56% including direct hires, subcontractors and local hires. Additionally, the U.S. Army has transitioned work in Kuwait and Afghanistan from the LogCAP III contract to the LogCAP IV contract. Although we have been awarded task orders under the LogCAP IV contract primarily in Iraq, we expect our overall volume of work to continue to decrease in the region. Also contributing to the decline in IGP revenue in 2010 were revenue decreases in the I&M and P&I business units largely as a result of the completion of fieldwork on certain projects in early 2010 and declining workload from other projects nearing completion. Partially offsetting these declines in revenue was an increase in revenue in our IGD business unit primarily related to the ongoing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD and NATO. The Services segment also experienced a decline in revenue for 2010 primarily due to the completion several projects or projects being near completion. Revenue in our Hydrocarbons business segment increased slightly overall primarily driven by the Gas Monetization business unit and our Downstream business unit.

Consolidated operating income in 2010 increased approximately $73 million, or 14%, to $609 million compared to $536 million in 2009. Job income for 2010 from the IGP business segment was up approximately $84 million primarily from our NAGD business unit which increased by $117 million. In 2009, we recognized a net charge of $65 million related to the write-off of award fees previously accrued on the LogCAP III contract that did not recur in 2010. In 2010, we recognized job income related to LogCAP III award fees of $94 million for periods of performance from May 2008 through May 2010 which were awarded to us in the second and third quarters of 2010. Partially offsetting the increase related to award fees was lower volume of activity on the LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities primarily in Iraq and higher charges for potentially unallowable costs. Our Hydrocarbons job income decreased by approximately $64 million largely due to the EPC 1 favorable arbitration award recognized in 2009 that did not recur in 2010 partially offset by increases in job income in our Gas Monetization and Downstream business units.

2009 compared to 2008

Consolidated revenue in 2009 increased approximately $524 million, or 5%, to $12.1 billion compared to $11.6 billion in 2008. The primary drivers of this increase were from our Hydrocarbons and Services segments. In the Hydrocarbons business segment, the Gas Monetization business unit revenue grew $599 million in 2009, or 28%, largely as a result of several cost reimbursable LNG and GTL projects. Although the worldwide economic recession and disrupted financial market conditions in 2009 continued to impact our customers in the hydrocarbons market, most of our ongoing LNG and GTL projects were under development and awarded prior to mid-2008 and continued to have a positive impact on Gas Monetization revenue growth and backlog. Our Services segment revenue increased $675 million in 2009, or 57%, primarily as a result of our July 1, 2008 acquisition of BE&K, an Alabama-based engineering, construction and maintenance services company that has greatly increased our presence in the North American engineering and construction markets. Revenue from our IGP business segment was down approximately $835 million, or 12%, primarily due to decreases in the NAGD and IGD business units which were down a combined $971 million in 2009, or 15%, compared to 2008. The majority of this decrease is due to our NAGD business unit where U.S. military troop level reductions in Iraq resulted in a significant impact to our staffing levels on the LogCAP III contract. In 2009, the total number of staff working on the LogCAP III project decreased by approximately 17% including direct hires, subcontractors and local hires. Also contributing to the decline in the IGP revenue in 2009 was the IGD business unit due to reduced levels of activities for the U.K. military in Iraq and Afghanistan as well as a number of engineering projects completed during the year.

Consolidated operating income in 2009 decreased approximately $5 million, or 1%, to $536 million compared to $541 million in 2008. Job income for 2009 from our IGP business segment was down approximately $168 million in 2009 mainly as a result of the $130 million reduction in our award fee income as compared to the prior year and lower volume of activity on our LogCAP III contract. IGP business segment overheads increased $32 million, or 27%, primarily due to lower recoverability of certain costs as a result of decreased activity as well as higher bid and proposal expenses. Additionally, the

Services segment overheads increased $32 million, or 82%, due to the additional overhead resulting from the BE&K acquisition on July 1, 2008. Income in 2009 from our Hydrocarbons business segment increased by approximately $133 million, or 94%, primarily due to the favorable arbitration award on the EPC 1 project performed for PEMEX in our Oil and Gas business unit which resulted in $183 million of job income for 2009 and was partially offset by decreases in profit on other projects.

For a more detailed discussion of the results of operations for each of our business units, corporate general and administrative expense, income taxes and other items, see “Results of Operations” below.

Acquisition of Roberts & Schaefer Company

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated material handling infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. The purchase price was $280 million plus preliminary working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback amount of $43 million to secure post closing working capital adjustments, indemnifications obligations of the sellers and other contingent obligations related to the operations of the business. R&S and its acquired divisions will be integrated into our IGP business segment. See Note 3 to our consolidated financial statements for further discussion of the R&S acquisition.

Acquisition of remaining interest in M.W. Kellogg Limited.

On December 31, 2010, we obtained control of the remaining 44.94% interest of our MWKL subsidiary located in the U.K for approximately $165 million subject to certain post-closing adjustments to be determined during the first quarter of 2011. Under the terms of the purchase agreement, the $165 million (£107 million) initial purchase price was paid on January 5, 2011 and recorded as “Obligation to former noncontrolling shareholder” in our consolidated balance sheet. In addition, we agreed to pay the former noncontrolling shareholder 44.94% of future proceeds collected on certain receivables owed to MWKL for which we recognized an additional $15 million net liability recorded as “Obligation to former noncontrolling shareholder”. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million.

Acquisition of Energo Engineering

On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments, indemnification obligations of the sellers, and other contingent obligations related to the operation of the business. As a result of the acquisition, we recognized goodwill of $6 million and other intangible assets of $3 million. Energo provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry. Energo’s results of operations were integrated into our Hydrocarbons segment.

Technology License Agreement

In January 2010, we entered into a collaboration agreement with BP p.l.c. to market and license certain technology. In conjunction with this arrangement, we acquired a 25-year license granting us the exclusive right to the technology. As partial consideration for the license, we paid an initial fee of $20 million.

Acquisition of Wabi Development Corporation

In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. As a result of the acquisition, we recognized goodwill of $5 million and other intangible assets of $5 million. Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi provides maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. The integration of Wabi into our Services segment provides additional growth opportunities for our heavy hydrocarbon, forest products, oil sand, general industrial and maintenance services business.

Acquisition of BE&K, Inc.

On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company serving both domestic and international customers. BE&K’s international operations are located in Poland and Russia. The acquisition of BE&K enhances our ability to provide engineering, construction and maintenance services to a broader variety of industries in North America. We paid approximately $559 million in cash including certain stockholders equity adjustments as defined in the stock purchase agreement and direct transaction costs. BE&K and its acquired divisions have been integrated into our Hydrocarbons, IGP and Services segments based upon the nature of the underlying projects and customer relationships acquired. As a result of the acquisition, the condensed consolidated statements of income include the results of operations of BE&K since the date of acquisition. See Note 3 to our consolidated financial statements for further discussion of the BE&K acquisition.

Business Reorganization

During the first quarter of 2010, we reorganized our business segments into discrete business units, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities. The reorganization includes the realignment of certain underlying projects among our existing business units as well as the transfer of certain projects to several newly formed business units. Certain realigned business units are reported under the newly formed Hydrocarbons and Infrastructure, Government & Power (“IGP”) business segments. Our Services segment and Ventures business unit continue to operate on a stand-alone basis. See “Item 1. Business – Our Business Segments and Business Units” for further description of our realigned business reorganization.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to select appropriate accounting policies and to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective, or complex estimates and assessments and is fundamental to our results of operations.

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

Percentage of completion. Revenue from long-term contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our projections of future outcomes, which include estimates of the total cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable unapproved claims and change orders included in revenue. Progress is generally based upon physical progress, man-hours or costs incurred depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.

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

Revenue is recorded at the time services are performed, and such revenue includes base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative, and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.

Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work. We periodically receive LogCAP III award fee scores and, based on these actual amounts, we adjust our accrual rate for future awards, if necessary. The controversial nature of this contract may cause actual awards to vary significantly from past experience. As discussed further in Note 9 to our consolidated financial statements, we are currently unable to reliably estimate award fees as a result of our customer’s unilateral decision to grant no award fees for certain performance periods.

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

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. KBR excludes from billings to the U.S. Government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“COFC”). We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Goodwill Impairment Testing. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with FASB ASC 350 Intangibles – Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. Effective January 1, 2010, we elected to change our annual goodwill impairment testing to the fourth quarter of every year based on carrying values of our business units as of October 1 from our previous method of using our business unit carrying values as of September 30. An annual goodwill impairment test date of October 1 better aligns with our annual budget process which is completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test during the fourth quarter allows for a more thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. As a result of this accounting change, there were no required adjustments to any of the financial statement line items in the accompanying financial statements. As of December 31, 2010, we had goodwill totaling $947 million on our consolidated balance sheet.

In the first quarter of 2010, we reorganized our business units, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities. For segment reporting purposes, the business units are grouped into four reportable segments: Hydrocarbons; Infrastructure, Government & Power; Services; and Other. Within those reportable segments we operate eleven business units which are also our operating segments as defined by FASB ASC 280 – Segment Reporting and our reporting units as defined by FASB ASC 350. In accordance with FASB ASC 350, we conduct our goodwill impairment testing at the reporting unit level which consists of our eleven business units. The reporting units include Gas Monetization, Oil & Gas, Downstream, Technology, North American Government & Defense, International Government & Defense, Power & Industrial, Infrastructure & Minerals, Services, Ventures, and the AllStates staffing business.

The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a business unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary.

Consistent with prior years, the fair values of reporting units in 2010 were determined using a combination of two methods, one based on market earnings multiples of peer companies identified for each business unit (the market approach), and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach).

The market approach estimates fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of each of our reporting units. The earnings multiples for the market approach ranged between 4.0 times and 11.0 times the earnings for each of our reporting units. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit. The discount rates used under the income approach ranged from 13.2% to 17.5%. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.

We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

At October 1, 2010, our market capitalization exceeded the carrying value of our consolidated net assets by $1.4 billion and the fair value of all our individual reporting units significantly exceeded their respective carrying amounts as of that date. However, the fair values for the Services, P&I and Allstates reporting units exceeded their respective carrying values based on projected growth rates and other market inputs to our impairment test models that are more sensitive to the risk of future variances due to competitive market conditions as well as business unit execution risks.

We review our projected growth rates and other market inputs used in our impairment test models, and changes in our business and other factors that could represent indicators of impairment. Subsequent to our October 1, 2010 annual impairment test, no such indicators of impairment were identified.

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million related to the AllStates staffing reporting unit in connection with our annual goodwill impairment test on September 30, 2009. The charge was primarily the result of a decline in the staffing market, the effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this reporting unit that were identified through the course of our 2009 annual planning process. As of October 1, 2010, goodwill and intangibles for this reporting unit totaled approximately $18 million, including goodwill of $12 million.

Deferred taxes and tax contingencies. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization and the evaluation of tax planning strategies in making this assessment of realization. Given the inherent uncertainty involved with the use of such assumptions, there can be significant variation between anticipated and actual results. As of December 31, 2010, we had net deferred tax assets of $116 million, which are net of deferred tax liabilities of $262 million and a valuation allowance of $32 million primarily related to certain foreign branch net operating losses. In 2010, we increased our valuation allowance by approximately $2 million primarily due to net operating losses generated in tax jurisdictions where future taxable income is not expected to be sufficient for us to recognize a tax benefit.

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

We record estimated reserves for uncertain tax positions if the position does not meet a more-likely-than-not threshold to be sustained upon by review by taxing authorities. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized as benefits in the first subsequent financial reporting period in which that threshold is met. The company recognizes potential interest and penalties related to uncertain tax positions within the provision for income taxes.

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

Legal and Investigation Matters. As discussed in Notes 9 and 10 of our consolidated financial statements, as of December 31, 2010 and 2009, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with FASB ASC 715 – Compensation—Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

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

The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.S. pension plan decreased from 5.35% at December 31, 2009 to 4.84% at December 31, 2010. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 95% of all plans, decreased from 5.84% at December 31, 2009 to 5.45% at December 31, 2010. An additional future decrease in the discount rate of 25 basis points for our pension plans would increase our projected benefit obligation by an estimated $2 million and $50 million for the US and UK plans, respectively, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $2 million and $48 million for the US and UK plans, respectively. Our expected long-term rates of return on plan assets utilized at the measurement date decreased from 7.63% to 7.00% for our U.S. pension plan and remained unchanged at 7.0% for our international plans.

Unrecognized actuarial gains and losses are generally being recognized over a period of 10 to 15 years, which represents the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our unrecognized actuarial loss at December 31, 2010 was $538 million, of which $20 million is expected to be recognized as a component of our expected 2011 pension expense. Lower than expected long-term rates of return on our plan assets and the previous curtailment of our existing pension plans could increase our future pension costs and contributions over historical levels. During 2010, we made contributions to fund our defined benefit plans of $20 million. We currently expect to make contributions in 2011 of approximately $68 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed in Note 17 in the accompanying financial statements.

Variable Interest Entities. We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810 – Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. We have applied the requirements of FASB ASC 810 on a prospective basis from January 1, 2010.

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer, such as a governmental agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects in our Hydrocarbons business segment are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset post construction.

As required by ASC 810, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our VIE’s have no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts, and other subordinated financial support.

Results of Operations

We analyze the financial results for each of our four segments including the related business units within Hydrocarbons and IGP. The business segments presented are consistent with our reportable segments discussed in Note 5 to our consolidated financial statements. While certain of the business units and product service lines presented below do not meet the criteria for reportable segments in accordance with FASB ASC 280 – Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors.

In millions	Years Ended December 31,

Revenue (1)	2010	2009	Dollar Change	Percentage Change	2008	Dollar Change	Percentage Change

Hydrocarbons:
Gas Monetization	$2,829	$2,755	$74	3%	$2,156	$599	28%
Oil & Gas	426	576	(150)	(26)%	526	50	10%
Downstream	584	478	106	22%	484	(6)	(1)%
Technology	130	97	33	34%	84	13	15%

Total Hydrocarbons	3,969	3,906	63	2%	3,250	656	20%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	3,307	5,189	(1,882)	(36)%	6,027	(838)	(14)%
International Government and Defence	369	288	81	28%	421	(133)	(32)%
Infrastructure and Minerals	271	337	(66)	(20)%	431	(94)	(22)%
Power and Industrial	352	474	(122)	(26)%	244	230	94%

Total IGP	4,299	6,288	(1,989)	(32)%	7,123	(835)	(12)%

Services	1,755	1,863	(108)	(6)%	1,188	675	57%
Ventures	55	21	34	162%	(2)	23	1,150%
Other	21	27	(6)	(22)%	22	5	23%

Total revenue	$10,099	$12,105	$(2,006)	(17)%	$11,581	$524	5%

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

In millions	Years Ending December 31,

	2010	2009	Dollar Change	Percentage Change	2008	Dollar Change	Percentage Change

Business unit income (loss):
Hydrocarbons:
Gas Monetization	$252	$178	$74	42%	$165	$13	8%
Oil & Gas	90	274	(184)	(67)%	141	133	94%
Downstream	117	59	58	98%	72	(13)	(18)%
Technology	55	49	6	12%	41	8	20%

Total job income	514	560	(46)	(8)%	419	141	34%
Impairment of long-lived assets	(4)	—	(4)	—	—	—	—
Divisional overhead	(110)	(96)	(14)	(15)%	(87)	(9)	(10)%

Total Hydrocarbons	400	464	(64)	(14)%	332	132	40%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	230	113	117	104%	260	(147)	(57)%
International Government and Defence	88	71	17	24%	88	(17)	(19)%
Infrastructure and Minerals	62	87	(25)	(29)%	91	(4)	(4)%
Power and Industrial	37	68	(31)	(46)%	21	47	224%

Total job income	417	339	78	23%	460	(121)	(26)%
Divisional overhead	(145)	(151)	6	4%	(119)	(32)	(27)%

Total IGP	272	188	84	45%	341	(153)	(45)%

Services:
Job income	172	167	5	3%	139	28	20%
Gain (loss) on sale of assets	(1)	—	(1)	—	1	(1)	(100)%
Divisional overhead	(69)	(71)	2	3%	(39)	(32)	(82)%

Total Services	102	96	6	6%	101	(5)	(5)%

Ventures:
Job income (loss)	33	19	14	74%	(4)	23	575%
Gain on sale of assets	3	2	1	50%	1	1	100%
Divisional overhead	(3)	(2)	(1)	(50)%	(2)	—	—%

Total Ventures	33	19	14	74%	(5)	24	480%

Other:
Job income	12	9	3	33%	7	2	29%
Impairment of long-lived assets	(1)	—	(1)	—	—	—	—
Impairment of goodwill	—	(6)	6	100%	—	(6)	—
Gain (loss) on sale of assets	(2)	—	(2)	—	1	(1)	(100)%
Divisional overhead	(7)	(6)	(1)	(17)%	(5)	(1)	(20)%

Total Other	2	(3)	5	167%	3	(6)	(200)%

Total business unit income	809	764	45	6%	772	(8)	(1)%
Unallocated amounts:
Labor cost absorption (1)	12	(11)	23	209%	(8)	(3)	(38)%
Corporate general and administrative	(212)	(217)	5	2%	(223)	6	3%

Total operating income	$609	$536	$73	14%	$541	$(5)	(1)%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units.

Hydrocarbons Business Segment

Gas Monetization. Revenue from Gas Monetization increased in 2010 by $74 million primarily due to increased activity from the Gorgon LNG and several other LNG projects. Revenue from these projects increased $442 million in the aggregate compared to 2009 primarily as a result of the transition from the FEED to the EPCM portion of the Gorgon project as well as absence of losses in 2009 from two joint ventures executing LNG projects that were substantially completed in 2010. Partially offsetting these increases in revenue was a decline in revenue of approximately $360 million due to lower procurement and subcontractor activity on the Skikda LNG projects and lower progress on the Pearl GTL project as well as projects that were completed in 2009.

Gas Monetization job income increased approximately $74 million in 2010 compared to the same period of the prior year. Job income increased $117 million as a result of increased activity on the EPCM potion of the Gorgon LNG project as well as change orders on an LNG project executed through a joint venture which is substantially completed. Additionally, job income increased due to the absence of a charge of $30 million in 2009 on an LNG project resulting from schedule delays, subcontractor claims and equipment failures. Partially offsetting the increases in job income were decreases of approximately $60 million in the aggregate on the Escravos and Pearl GTL projects and lower activity on another LNG project that was completed in 2009. Additionally, primarily due to actions and inactions on the part of the customer, we identified increases in the estimated cost to complete an LNG project due to a schedule delay which resulted in a non-cash charge of approximately $42 million to job income in the third quarter of 2010. We are evaluating our legal entitlement under the contract with our customer and will vigorously pursue all other available remedies which may reduce our exposure to the estimated project cost increases in future periods.

During 2010, we negotiated a final settlement agreement with one of our commercial agents who provided services to various Gas Monetization projects which resulted in a non-cash increase to Gas Monetization job income of approximately $42 million in the third quarter of 2010. Prior to the settlement, the agent was reviewed and approved under our policies on business conduct.

Revenue for 2009 in Gas Monetization increased by $599 million primarily due to increased activity from several projects including the Escravos GTL, Gorgon LNG and Skikda LNG projects. Revenue from these projects increased an aggregate $784 million in 2009. Our Escravos GTL and Skikda LNG project revenues increased primarily due to higher volumes of material procurement activity compared to the prior year. Revenue on our Gorgon LNG project increased as a result of the transition from the FEED to the EPCM portion of the project which was awarded in the third quarter of 2009. Partially offsetting the 2009 increases in Gas Monetization revenue were declines in revenue of approximately $228 million due to lower activity on the Pearl GTL project as well as increases in project costs due to schedule delays, subcontractor claims and equipment failures on other LNG projects that are nearing completion.

Job income increased $63 million in the aggregate on the Escravos GTL and Gorgon LNG projects in 2009. We recognized higher incentive fees on the Escravos GTL project in 2009 than in the prior year and increased activity on the Gorgon LNG project due to the award of the EPCM portion of the project contributed to the increase in job income for 2009. Also, in 2008 we recognized a $20 million charge related to the settlement of the FCPA and bidding practices investigation in Nigeria which did not recur in 2009 further contributing to the increase in Gas Monetization job income in 2009. Partially offsetting these 2009 increases in Gas Monetization job income were increases in project costs on other LNG projects due to schedule delays, subcontractor claims and equipment failures as these projects near completion.

Oil & Gas. Revenue in Oil & Gas decreased by $150 million and job income decreased by $184 million in 2010 over the prior year. The decrease in revenue and job income is primarily due to favorable arbitration award on the EPC 1 project performed for PEMEX which contributed approximately $183 million to revenues in 2009. Increased revenue and job income related to new project awards and higher progress on existing projects in 2010 partially offset the impact of the EPC1 award recognized in 2009. Additional legal costs related to the Barracuda arbitration and lower margins for the Jack St Malo and Kashagan projects in 2010 also contributed to the decline in job income.

Revenue from Oil & Gas in 2009 increased largely as a result of the favorable arbitration award on the EPC 1 project performed for PEMEX which contributed approximately $183 million to the increase in 2009 revenues. Partially offsetting the increase in Oil & Gas revenues were decreases due to the slower progress on a number of offshore projects that were either completed or were nearing completion in 2009 including the AIOC project in Kazakhstan and Woodside North Rankin project in Australia. Job income in our Oil & Gas for 2009 increased primarily due to the $351 million favorable arbitration award on the EPC 1 project performed for PEMEX which resulted in $183 million of job income. Oil & Gas job income in 2008 included a $51 million gain related to a settlement with PEMEX on the EPC 28 project that did not recur in 2009.

Downstream. Downstream revenue in 2010 increased by $106 million primarily due to increases on the Sonangol refining job in Africa and petrochemical projects in the Middle East including Shaybah, Ras Tanura and Yanbu, which increased approximately $207 million in the aggregate as a result of increased activity over the prior year. These increases in revenue were partially offset by lower revenues of $24 million on the Saudi Kayan project and $61 million on other projects nearing completion.

Downstream job income in 2010 increased by approximately $58 million as compared to the same period of the prior year. The increase was primarily driven by increased activity on the Sonangol, Saudi Kayan, Ras Tanura and Yanbu projects which resulted in an increase in job income of $66 million in 2010. Additionally, Downstream job income in 2009 included $17 million in charges on our EBIC ammonia project due to additional costs related to the commissioning and start up of the plant which did not recur in 2010. Partially offsetting these increases in job income was a charge of approximately $9 million related to an account receivable reserve adjustment recorded in the second quarter of 2010 as well as decreases on several projects that were completed or nearing completion.

Downstream revenue decreased by $6 million in 2009. Downstream was awarded with a number of refining projects in late 2008, including the Sonagol FEED project which increased revenue in 2009. Additionally, projects acquired in the July 1, 2008 acquisition of BE&K further increased revenue as a result of having a full years worth of activity in 2009. However, these increases were more than offset by the completion of several refining projects in 2009 as well as a significant decrease in activity on the EBIC ammonia plant project as it neared completion. Downstream job income in 2009 decreased primarily due to a $23 million reduction in profit on the EBIC ammonia plant project. As this project neared completion, we incurred additional costs associated with a delay in completing the plant’s reliability test which was successfully completed and formally accepted by the client in the third quarter of 2009. Partially offsetting this decrease was an aggregate increase in job income of $7 million in our refining operations primarily due to the increased activity of new refining projects awarded in late 2008.

Technology. Technology revenue and job income in 2010 increased $33 and $6 million, respectively, primarily due to the progress achieved on a number of new projects including several grassroots ammonia and urea projects in Brazil, Turkmenistan and India, as well as petrochemical plants in China. These new projects contributed approximately $57 million to the increase in Technology revenue and approximately $29 million to the increase in Technology job income in 2010. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several ammonia projects located in Venezuela, Trinidad, and India, and other refining projects in Spain and Russia.

Technology revenue and job income in 2009 increased by $13 million and $8 million, respectively. Revenue increased primarily due to the progress achieved on several ammonia projects including grassroots ammonia projects in Brazil and Trinidad and an ammonia plant revamp in India and new refining projects in India, Angola, and Indonesia which contributed approximately $34 million to the increase. These increases were partially offset by the completion of engineering services on several ammonia projects located in China and South America as well as several other projects that were completed in 2008. Technology job income for 2009 increased by $8 million primarily due to our grassroots ammonia projects in Venezuela and Trinidad and the ammonia plant revamp in India which contributed $17 million to the increase. Additionally, job income increased by approximately $6 million on our refining projects in India, Angola and Indonesia. These increases were partially offset by lower activity on our ammonia projects in China and South America and other projects that were completed in 2008 and early 2009.

Infrastructure, Government and Power (“IGP”) Business Segment

North America Government and Defense (“NAGD”). Revenue from NAGD decreased approximately $1.9 billion in 2010. The decrease in NAGD revenue includes a $2 billion decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. The lower volume is primarily due to the continued reductions in staff and personnel on the project as military bases have closed and combat troop levels declined. We expect to continue providing services on certain task orders through 2011. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $246 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq throughout the remainder of 2011. Also contributing to the decrease in NAGD revenue is $130 million less revenue as a result of lower volumes of work under the CENTCOM project.

Job income from NAGD increased by approximately $117 million primarily due to the net impact of the charge related to the write-off of award fees in 2009 on the LogCAP III contract previously accrued in 2008 and recognition of award fees in 2010 for periods of performance from May 2008 through May 2010 awarded to us in the second and third quarters of 2010. The net impact of this award fee activity resulted in an increase to job income of approximately $159 in 2010. The increases in NAGD job income due to the award fees were partially offset by lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in 2010 primarily in Iraq which resulted in a decrease to job income of $74 million. Additionally, job income on the LogCAP III contract decreased due to the absence of a gain of $17 million in 2009 related to the billing of costs incurred in previous periods related to the litigation with one our LogCAP III subcontractors and a charge recorded in 2010 of $23 million associated with potentially unallowable costs.

Revenue from NAGD decreased by $838 million in 2009 largely as a result of the overall reduction in volume of activity on our LogCAP III contract in Iraq. Revenue from the LogCAP III contract decreased $664 million in 2009 which was primarily driven by declines in troop levels throughout the year. Additionally, the U.S. Army was in the process of transitioning services in Kuwait and Afghanistan from the LogCAP III contract to the LogCAP IV contract which further contributed to the decrease in revenues for 2009. Additionally, revenue from NAGD decreased in 2009 as a result of the reduction in activity on the Los Alamos project and other domestic cost-reimbursable U.S. government projects. Revenue on these projects decreased approximately $189 million in the aggregate.

Job income from NAGD was lower in 2009 by approximately $147 million primarily due to the net charge taken in 2009 as a result of reversing our award fee accruals for the performance period January 2008 through December 2009 which resulted in a decrease of $130 million to job income, as well as lower volume of activity on our LogCAP III contract. On February 19, 2010, we were notified by the U.S. Army’s Iraq Award Fee Evaluation Board for the LogCAP III project that KBR would not receive any award fees for the performance period from January 1, 2008 through April 30, 2008, for which we had previously accrued $20 million. As a result, we re-evaluated our assumptions used in the estimation process related to the remainder of the open performance periods from May 1, 2008 through December 31, 2009, that were based on our historic experience, and in light of the discretionary actions of the Award Fee Determining Official (“AFDO”) in February 2010, and our inability to obtain assurances to the contrary, we concluded that we were no longer able to estimate the fees to be awarded. Accordingly, we reversed the remaining balance of the accrued award fees. See Note 1 to our consolidated financial statements for further discussion of our award fee accruals. Additionally, we recognized a $19 million charge in 2009 as a result of an unfavorable judgment against us in litigation with one of our LogCAP III subcontractors and additional charges totaling $17 million related to the correction of errors primarily associated with legal fees on various U.S. government related matters. These decreases were partially offset by $17 million of charges recorded in 2008 related to the ASCO litigation and the revenue that was subsequently recognized in 2009 related to our recovery of these charges through billings to our customer. In addition, our charges for potentially unallowable costs in 2009 were lower than 2008.

International Government and Defence (“IGD”). Revenue from IGD increased approximately $81 million and job income increased $17 million in 2010 compared to the prior year. The increase in revenue was primarily related to the ongoing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD and NATO under the TDA and NAMSA projects. Job income in the third quarter of 2010 increased due to higher construction margins on the Allenby & Connaught project due to increased volumes of construction activity as well as contingency releases related to warranty expirations on other projects.

Revenues from our International Operations decreased in 2009 largely due to reduced levels of work volumes on U.K. MoD projects including the Tier 3 Basra project in Iraq and the Temporary Deployable Accommodations project. Job income from our International Operations decreased in 2009 primarily due to the Allenby & Connaught joint venture resulting from lower interest rate returns on project investments and strengthening of the U.S. Dollar to the British pound as well as lower volumes of activity on other projects for the U.K. MoD.

Infrastructure and Minerals (“I&M”). Revenue from I&M decreased approximately $66 million in 2010 over the prior year due to lower overall activity on several projects. The projects were either completed in 2010 or scaled down as a result of the global economic conditions. Additionally, new project awards have been either delayed or canceled further contributing to the decrease. Job income from I&M decreased in 2010 by approximately $25 million primarily as a result of the overall decrease in project activity primarily in Australia and fewer project awards.

Revenue from I&M decreased approximately $94 million in 2009 over the prior year due to lower overall activity across the market sectors and in particular due to a number of large projects being at maximum capacity in the prior year. Job income from I&M declined slightly by approximately $4 million in 2009.

Power and Industrial (“P&I”). Revenue from P&I decreased approximately $122 million in 2010 over the prior year largely as a result of the completion of fieldwork on projects in early 2010 and reduced workload on projects as they near completion. These decreases were partially offset by increased volume on a new waste-to-energy refurbishment project in Florida and increased scope on other existing projects. Job income from P&I decreased by $31 million in 2010 primarily as a result of completion of the Georgia Power and Procter & Gamble projects, lower profits on the Red River project that is nearing completion, and the effect of a non-recurring $9 million gain in 2009 from collection of a fully-reserved project receivable. These declines were partially offset by improved job income of $10 million related to construction mobilization on the waste-to-energy refurbishment project in Florida.

Revenue and job income from P&I increased approximately $230 million and $47 million, respectively, in 2009 compared to 2008 primarily as a result of the BE&K acquisition in July 2008. The improvement in job income was also driven by increased progress on certain projects and by a non-recurring $9 million gain in 2009 from the collection of a fully-reserved project receivable.

Services Segment

Services revenue in 2010 decreased by $108 million as compared to 2009. Revenue declined $95 million in our U.S. Construction Group and a combined $93 million in our Building group and Canada operations. The primary driver for the declines was the completion several projects or projects being near completion and the lack of new project awards. These declines were partially offset by an increase in revenue of $82 million from our Industrial Services group primarily as a result of increased construction maintenance and services under a new multi-site contract for DuPont throughout the Eastern and Gulf Coast regions of the U.S., the Atlanta Public Schools project, as well as the increased levels of turnaround work based in Canada.

Job income increased by approximately $5 million in 2010 over 2009. The increase in job income resulted from the increased activity on the multi-site DuPont project, the Atlanta Public Schools and the Hunt Refining projects as well as favorable change orders on a power plant contract. These increases were partially offset by the lower profits on projects in our Canadian and US Construction operations that are nearing completion.

Services revenue in 2009 increased by $675 million primarily as a result of the business we obtained through the acquisition of BE&K on July 1, 2008, which contributed approximately $545 million to the increase. The increase in revenue from the BE&K acquisition was largely driven by the increased progress on the Hunt Refining project. Revenue from our Services legacy operations also increased as a result of continued growth in our North American Construction and Canadian operations. North American Construction revenue in 2009 increased approximately $67 million over 2008 due to increased progress on the Borger and Exxon Mobil Flare Gas projects in Texas. Revenue from our Canadian operations increased approximately $57 million due to the ramp up in field work on the Shell AOSP project and project mobilization on the Syncrude ESP project in late 2008.

Job income increased by $28 million in 2009 largely due to the business we obtained through the acquisition of BE&K which contributed approximately $44 million to the increase. Additionally, job income increased $7 million in 2009 as a result of higher utilization of marine vessel support services provided through our MMM joint venture in the Gulf of Mexico. Partially offsetting these increases were reductions of approximately $21 million in job income primarily in our Canadian operations due to a transition in that nature of the work performed from fabrication of modules to direct hire field construction which generally is performed at lower profit margins.

Ventures Business Unit

Our Venture’s operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue was $55 million and job income was $33 million in 2010 as compared to revenue of $21 million and job income of $19 million in 2009. The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited which was consolidated upon the adoption of ASC 810 in the first quarter of 2010. Fasttrax Limited is the primary contracting entity with the U.K. MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting. Ventures job income increased during 2010 primarily due to the consolidation of Fasttrax Ltd. as well as improved performance of the EBIC ammonia plant project which became operational in 2009. The EBIC ammonia plant performance benefitted from a full year of operation in 2010, which resulted in increased sales volume and higher ammonia prices compared to 2009. In addition, job income from the Aspire Defence project improved in 2010 compared to 2009 resulting from the increase in the number of assets being accepted into service and lower maintenance costs.

Ventures 2009 job income of $19 million increased $23 million from a job loss of $4 million compared to 2008. This job income increase of $23 million in 2009 was primarily due to the adoption by two of our U.K. road project joint ventures of a favorable U.K. tax ruling related to the tax depreciation of certain assets which resulted in an increase to “Equity earnings from unconsolidated affiliates” of approximately $8 million. This favorable U.K. tax ruling enabled Ventures to also recognize an additional $2 million of gain on a prior disposal of pre-emption share rights relating to these roads which was contingent upon this tax ruling. In addition, as a result of lower inflation in the U.K., certain Ventures investments benefited from significantly lower indexed linked bond interest cost in 2009. Job income increased approximately $3 million in 2009 on the Aspire Defence project as a result of higher progress and lower maintenance costs offset by significantly lower interest income due lower interest rates in the UK than the previous year. In addition, the EBIC ammonia plant was completed during the year and made its first shipment of ammonia in May 2009. The EBIC ammonia plant operations contributed an additional $3 million to the increase in Ventures job income in 2009.

Unallocated amounts

Labor cost absorption. Labor cost absorption income was $12 million in 2010 compared to labor cost absorption expense of $11 million in 2009 and $8 million in 2008. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income improved in 2010 primarily due to higher chargeability and utilization in several of our engineering offices as well as a significantly higher headcount in the labor resource pool. Labor cost absorption expense in 2009 was primarily due to lower chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount. Labor cost absorption expense in 2008 was primarily due to lower chargeability and utilization, partially offset by a $6 million charge recorded in 2008 related to the impact of Hurricane Ike in Houston, Texas.

General and Administrative expense. General and administrative expense was $212 million, $217 million and $223 million for the years ended December 31, 2010, 2009 and 2008, respectively. General and administrative expense declined in 2010 due to lower incentive compensation costs, lower legal costs and reductions associated with other cost containment measures. Additionally, in 2009 we wrote-off costs associated with our contemplated West Houston campus project which did not recur in 2010. Partially offsetting these reductions were higher G&A costs associated with corporate development activities, higher U.K. pension costs driven by unfavorable changes in assumptions that impacted 2010 expense and other risk and benefit programs. General and administrative expense declined slightly in 2009 primarily due to 2008 charges related to Hurricane Ike along with lower costs from Halliburton for access to their HR Payroll system and lower state tax audit adjustments. Offsetting these reductions were increases in legal expenses related to both litigation and the FCPA monitor preparation; the write off of approximately $4 million in costs associated with our contemplated West Houston campus project after a decision to maintain our current area location; and higher incentive compensation related to the third year of our long-term incentive plans.

Services Segment Revenues by Market Sector

The Services business segment provides construction management and maintenance services to clients in a number of markets that are also served by our other business units. Customer focus, attention to highly productive delivery, and a diverse market presence we believe are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by the Services segment based on the markets served, some of which are the same sectors served by our other business segments. The perspective highlights the markets served by our Services segment.

	Year Ending December 31, 2010
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors

Hydrocarbons business segment:
Gas Monetization	$2,829	$—	$2,829
Oil & Gas	426	297	723
Downstream	584	534	1,118
Technology	130	—	130

Total Hydrocarbons business segment revenue	3,969	831	4,800

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	3,307	97	3,404
International Government and Defence	369	—	369
Infrastructure and Minerals	271	—	271
Power and Industrial	352	827	1,179

Total IGP business segment revenue	4,299	924	5,223

Services	1,755	(1,755)	—
Other	76	—	76

Total KBR Revenue	$10,099	$—	$10,099

	Year Ending December 31, 2009
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors

Hydrocarbons business segment:
Gas Monetization	$2,755	$—	$2,755
Oil & Gas	576	337	913
Downstream	478	538	1,016
Technology	97	—	97

Total Hydrocarbons business segment revenue	3,906	875	4,781

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	5,189	59	5,248
International Government and Defence	288	—	288
Infrastructure and Minerals	337	—	337
Power and Industrial	474	929	1,403

Total IGP business segment revenue	6,288	988	7,276

Services	1,863	(1,863)	—
Other	48	—	48

Total KBR Revenue	$12,105	$—	$12,105

	Year Ending December 31, 2008
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors

Hydrocarbons business segment:
Gas Monetization	$2,156	$—	$2,156
Oil & Gas	526	206	732
Downstream	484	323	807
Technology	84	—	84

Total Hydrocarbons business segment revenue	3,250	529	3,779

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	6,027	53	6,080
International Government and Defence	421	—	421
Infrastructure and Minerals	431	—	431
Power and Industrial	244	606	850

Total IGP business segment revenue	7,123	659	7,782

Services	1,188	(1,188)	—
Other	20	—	20

Total KBR Revenue	$11,581	$—	$11,581

Non-operating items

Net interest expense was $17 million and $1 million for the year ended December 31, 2010 and 2009, respectively. Net interest income was $35 million for the year ended December 31, 2008. Gross interest expense was $23 million in 2010, $5 million in 2009 and $2 million in 2008. Interest expense increased in 2010 primarily as a result of increased commitment fees paid under the terms of our new credit facility, increased rates associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to Halliburton for guarantees provided to us for various financial commitments. Additionally, interest expense recognized in 2010 on non-recourse project-finance debt was $7 million higher due to the consolidation of Fasttrax Limited effective January 1, 2010.

The significant decline in interest income in 2009 was a result of the decrease in our average interest rates earned and our average cash and equivalents balance. Average interest rates earned on our invested cash declined as a result of the current economic recession that began in late 2008 combined with a decline in our cash and equivalents which is generally invested in either time deposits with commercial banks or money market funds. The decrease in our average cash and equivalents balance from 2008 to 2009 is attributable to the acquisition of BE&K on July 1, 2008 with a purchase price of approximately $559 million, the use of cash in joint venture projects and a contract in progress, working capital requirements for our Iraq related work and total cumulative stock repurchases.

Provision for income taxes was $191 million, $168 million, and $212 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our effective tax rate was 32.6%, 31.5%, and 37% for the years ended December 31, 2010, 2009, and 2008, respectively. Our U.S. statutory tax rate for all years is 35%. Our effective tax rate for the year ended December 31, 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the true-up of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during 2010. Our effective tax rate for 2009 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings compared to the U.S. tax rate, the favorable final determination of previously estimated 2008 domestic and foreign taxable income made in connection with the preparation and filing of our 2008 consolidated tax returns and the benefit associated with income on unincorporated joint ventures. Our effective tax rate for 2008 exceeded our statutory rate primarily due to certain dividends from foreign affiliates, the non-deductible fine resulting from our settlement of the FCPA investigation in Nigeria and domestic state taxes. For the year ended December 31, 2008, our valuation allowance was reduced from $33 million to $19 million primarily as a result of utilizing foreign branch net operating losses for which a valuation allowance had been previously established in prior years.

Income from discontinued operations was zero for the years ended December 31, 2010 and 2009, and $11 million for the year ended December 31, 2008. Discontinued operations primarily represent revenues and gain on the sale of our 51% interest in DML in June 2007. In 2008, we recognized a tax benefit of $11 million related to foreign tax credits upon completion of a tax pool study related to DML.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $1.7 billion at December 31, 2010 and $2.1 billion at December 31, 2009. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $4.4 billion at December 31, 2010 and $4.6 billion at December 31, 2009.

Backlog (1)

(in millions)	December 31,
	2010	2009
Hydrocarbons:
Gas Monetization	$5,509	$6,976
Oil & Gas	325	109
Downstream	525	535
Technology	201	154

Total Hydrocarbons backlog	$6,560	$7,774

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,043	1,341
International Government and Defence	1,223	1,427
Infrastructure and Minerals	446	167
Power and Industrial	177	338

Total IGP backlog	$2,889	$3,273

Services	1,771	2,302
Ventures	821	749

Total backlog for continuing operations	$12,041	$14,098

(1)

All backlog is attributable to firm orders as of December 31, 2010 and 2009. Backlog attributable to unfunded government orders was $137 million at December 31, 2010 and $326 million as of December 31, 2009.

We estimate that as of December 31, 2010, 55% of our backlog will be executed within one year. As of December 31, 2010, 21% of our backlog was attributable to fixed-price contracts and 79% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog declined approximately $1.2 billion primarily because of a decline in Gas Monetization backlog of approximately $1.5 billion due to work performed on the Gorgon LNG, Skikda LNG, Pearl GTL and other projects and with no new significant awards in 2010. These declines were partially offset by new awards of $495 million in our Oil & Gas and Technology business unit which was partially offset by $232 million of work performed on existing projects in our Oil & Gas business unit as well as certain ammonia and refining projects in our Technology business unit.

IGP Backlog decreased by $384 million primarily as a result of work performed on existing projects of approximately $1 billion which were partially offset by new awards of $654 million primarily in North America Government and Defense and International Government and Defense as well as the acquisition of Roberts & Schafer which contributed approximately $214 million to the increase in I&M backlog. Work performed in our North America Government and Defense was approximately $485 million in 2010, primarily related to our LogCAP III and other support projects partially offset by new awards of $187 million on our LogCAP IV and other projects. International Government and Defence work performed totaled $433 million primarily related to Allenby and Connaught, CONLOG, Afghanistan ISP and TDA projects, which was partially offset by new awards in 2010, primarily from the NAMSA projects for the U.K. MoD.

Services backlog declined $531 million primarily due to work performed of approximately $1.1 billion on various construction projects in the U.S. and Canada. These declines were partially offset by new awards of approximately $593 million which include major awards in our Building Group and Industrial Services product lines.

Liquidity and Capital Resources

Our operating cash flow can vary significantly from year to year and are affected by the mix, terms and percentage of completion of our engineering and construction projects. We often receive cash through advanced billings to our customers on our larger engineering and construction projects and those of our consolidated joint ventures. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. As client cash advances are used in execution of the project, they are recovered through regular or milestone billings to the customer. To the extent our net investment in the operating assets of a project is greater than available project cash balance, we may utilize other cash on hand or availability under our Revolving Credit Facility to satisfy any periodic operating cash requirements.

Engineering and construction projects generally require us to provide credit enhancements to our customers including letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain our letter of credit and surety bonding capacity and the timely release of existing letters of credit and surety bonds. As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged with our banks on a bilateral basis. We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months. Additionally, we believe our current surety bond capacity is adequate to support our current backlog of projects for the next twelve months.

Cash and equivalents totaled $786 million at December 31, 2010 and $941 million at December 31, 2009, which included $136 million and $236 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures and we expect to use the cash to pay project costs.

As of December 31, 2010, we had restricted cash of $21 million related to the amounts held in deposit with certain banks to collateralize standby letters of credit, of which $11 million is included in “Other current assets” and $10 million is included in “Other assets” in the accompanying consolidated financial statements.

Our excess cash is generally invested in either time deposits with commercial banks with an Individual Rating of B or better by Fitch or money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA by Standard & Poor’s or Aaa by Moody’s Investors Service, respectively. As of December 31, 2010, substantially all of our excess cash is held in time deposits with commercial banks with the primary objectives of preserving capital and maintaining liquidity.

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

Revolving Credit Facility

On November 3, 2009, we entered into a syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing the Prior Revolving Credit Facility, which was terminated at the same time as the closing of the Revolving Credit Facility. The Revolving Credit Facility is used for working capital and letters of credit for general corporate purposes and expires in November 2012. While there is no sub-limit for letters of credit under this facility, letters of credit fronting commitments at December 31, 2009 totaled $830 million and was expanded in January 2010 to $880 million, which we would seek to expand if necessary. Amounts drawn under the Revolving Credit Facility bear interest at variable rates based either on the London interbank offered rate (“LIBOR”) plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or LIBOR plus 1%. The Revolving Credit Facility provides for fees on the letters of credit issued under the Revolving Credit Facility of 1.5% for performance and commercial letters of credit and 3% for all others. We are also charged an issuance fee of 0.05% for the issuance of letters of credit, a per annum commitment fee of 0.625% for any unused portion of the credit line, and a per annum fronting commitment fee of 0.25%. As of December 31, 2010, there were no outstanding borrowings/cash drawings and $278 million in letters of credit issued and outstanding under the Revolving Credit Facility.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders’ equity attributable to the sale of equity securities. At December 31, 2010, we were in compliance with these ratios and other covenants mentioned below.

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

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract in 2001 with the U.K. MoD to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner of which £12.2 million provided equity bridge financing. The bridge financing was replaced in 2005 with combined equity capital contributions and subordinated loans from the joint venture partners. The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2010, 2011 and 2012 and thereafter total approximately £6 million, £6 million, £6 million and £61 million, respectively. For additional information see Note 15 of our consolidated financial statements.

Since the inception of the project, we accounted for our investment in the project entity using the equity method of accounting. As a result of the adoption of Accounting Standards Update No. 2009-17 – Consolidation (Topic 810) “Improvements to Financial Reporting by Enterprises with Variable Interest Entities”, effective January 1, 2010 we concluded that we are the primary beneficiary of Fasttrax Limited because we control the activities that most significantly impact the economic performance of the entity. We applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. As such, our consolidated financial statements for 2010 include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

Cash flow activities summary

	Years Ended December 31,

Cash flow activities	2010	2009	2008

	(In millions)
Cash flows provided by (used in) operating activities	$549	$(36)	$124
Cash flows used in investing activities	(397)	(9)	(556)
Cash flows used in financing activities	(336)	(166)	(244)
Effect of exchange rate changes on cash	7	7	(40)

Decrease in cash and equivalents	(177)	(204)	(716)
Cash increase due to consolidation of a variable interest entity	22	—	—

Net decrease in cash and equivalents	$(155)	$(204)	$(716)

Operating activities. Cash provided by operations totaled $549 million in 2010, compared to cash used by operations of $36 million in 2009. Of this, approximately $93 million represented distributions of earnings from our unconsolidated joint ventures and $116 million represented advances from our clients. Cash provided by operating activities during 2010 was primarily driven by strong overall earnings, cash cycle improvements, and active management of working capital to support project execution activities. On a consolidated basis, working capital, excluding cash, decreased by approximately $280 million during the year, which included a $180 million current obligation payable to JGC for it’s 44.94% interest in MWKL. Cash held by joint ventures that we consolidate for accounting purposes decreased by approximately $100 million.

Cash used in operating activities was $36 million in 2009, compared to cash provided by operating activities of $124 million in 2008. Net income in 2009 included a non-cash gain of approximately $117 million, net of tax, related to the favorable award on the EPC 1 project arbitration.

Cash provided by operating activities of $124 million for the year ended December 31, 2008 included payments from PEMEX related to the EPC 22 and EPC 28 arbitration awards totaling $185 million and $121 million in dividends from unconsolidated joint ventures, In addition, working capital requirements for our Iraq-related work decreased from $239 at December 31, 2007 to $76 at December 31, 2008, generating cash of approximately $163 million. Offsetting these cash increases were decreases in cash of approximately $342 million on our consolidated joint venture projects and a contract in progress. We also made contributions to our international and domestic pension plans of $74 million during 2008.

Investing activities. Cash used in investing activities for 2010 totaled $397 million compared to $9 million during 2009. Cash used in investing activities was primarily related to the net cash paid of approximately $299 million for the acquisition of R&S and Energo Engineering. Capital expenditures were $66 million in 2010. During 2010, we paid $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. We also made investments totaling $12 million in several equity method joint ventures.

Cash used in investing activities for 2009 totaled $9 million compared to $556 million during 2008. The decline in cash used in investing activities was due to lower business acquisition activity in 2009 compared to 2008. We acquired BE&K in July 2008 for $494 million, net of cash acquired and post closing purchase price adjustments. In 2008, we also acquired TGI, Catalyst Interactive and Wabi Development Corporation for a combined purchase price of approximately $32 million, net of cash received. Capital expenditures were $41 million and $37 million for the years ended December 31, 2009 and 2008 respectively. In 2009, we received proceeds of approximately $32 million primarily from one of our joint ventures that executed a pro-rata share repurchase transaction, which partially offset our 2009 capital expenditures.

Financing activities. Cash used in financing activities for 2010 totaled $336 million and included $233 million of payments to repurchase approximately 10 million shares of our common stock, $91 million related to distributions to noncontrolling interests of several of our consolidated joint ventures, and $32 million related to dividend payments to shareholders. These payments were partially offset by return of cash used to collateralize standby letters of credit of approximately $28 million.

Cash used in financing activities was $166 million for the year ended December 31, 2009 and included $54 million for distributions to noncontrolling interests of several of our consolidated joint ventures, $32 million related to dividend payments to our shareholders and $31 million for payments to reacquire 2 million shares of our common stock. Additionally, our financing activities included $44 million related to the net cash collateralization of our standby letters of credit in accordance with certain agreements.

Cash used in financing activities for the year ended December 31, 2008 totaled $244 million which was almost entirely related to $196 million of payments to reacquire 8.4 million shares of our common stock and $53 million related to dividend payments to our shareholders and to minority shareholders of several of our consolidated joint ventures.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients and cash derived from further cash cycle improvements, and advances under our Revolving Credit Facility.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements and acquisitions. In addition, we will use cash to fund capital expenditures, pension obligations, operating leases, cash dividends, share repurchases and various other obligations as they arise. Our capital expenditures will be focused primarily on information technology, real estate and equipment/facilities. See “Off balance sheet arrangements – commitments and other contractual obligations” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.9 billion in committed and uncommitted lines of credit to support letters of credit and as of December 31, 2010, and we had utilized $623 million of our credit capacity, including $37 million in letters of credit issued and outstanding under various facilities that are irrevocably and unconditionally guaranteed by Halliburton. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $623 million in letters of credit outstanding on KBR lines of credit was comprised of $278 million issued under our Revolving Credit Facility and $345 million issued under uncommitted bank lines at December 31, 2010. Of the total letters of credit outstanding, $274 relate to our joint venture operations and $22 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. Approximately $182 million of the $278 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis. We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Halliburton has guaranteed certain letters of credit and surety bonds and provided parent company guarantees primarily related to the performance and financial commitments on the Allenby and Connaught project. We expect to cancel these letters of credit and surety bonds as we complete the underlying projects. Since the separation from Halliburton, we have arranged lines with multiple surety companies for our own standalone capacity. Since the arrangement of this stand alone capacity, we have been sourcing surety bonds from our own capacity without additional Halliburton credit support.

We agreed to pay Halliburton a quarterly carry charge, which has increased in accordance with our extension provisions, for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated. In 2010, we reduced the amount of letters of credit outstanding under Halliburton facilities from $289 million to $37 million primarily through transfers to existing uncommitted bank lines of KBR. During 2009 we paid an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit, 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton and 0.25% of the outstanding guaranteed surety bonds. Effective January 1, 2010, the annual fee increased to 0.90%, 1.65% and 0.50% of the outstanding performance-related and financial-related outstanding issued letters of credit and the outstanding guaranteed surety bonds, respectively.

The current capacity of our Revolving Credit Facility is adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities or those guaranteed by Halliburton and issue letters of credit for projects that we are currently pursuing should they be awarded to us.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2010:

	Payments Due

Millions of dollars	2011	2012	2013	2014	2015	Thereafter	Total

Obligation to former noncontrolling interest (a)	$180	$—	$—	$—	$—	$—	$180
Operating leases	69	59	55	53	51	508	795
Purchase obligations(b)	49	14	13	7	—	—	83
Pension funding obligation (c)	68	24	20	19	19	140	290

Total (d)	$366	$97	$88	$79	$70	$648	$1,348

(a)	Represents our obligation to a former noncontrolling interest for the acquisition of the remaining 44.94% interest in MWKL.

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

(c)

The pension funding obligation comprised of payments related to our agreement with the trustees of one of our international plans to contribute £34 million over a 10-year period beginning in 2010 at an annual rate of approximately £5.5 million during the first three years and £2.5 million thereafter. In addition, during the fourth quarter of 2010, we agreed with the trustees of another international plan to contribute £25 million by January 31, 2011, and £130 million over a 13-year period beginning in 2011 at an annual rate of £10 million. The foreign pension funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2010.

(d)

Uncertain tax positions recorded pursuant to FASB ASC 740 – Income Taxes were $95 million, excluding $23 million in interest and penalties. The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above. Refer to Note 11 in our consolidated financial statements.

The table above does not include our consolidated non-recourse project-finance debt of a VIE of $101 million. See Note 15 for additional information.

Lease obligations. In February 2010, we executed two lease amendments for office space in two separate high-rise office buildings in Houston, Texas for the purpose of significantly expanding our current leased office space and to extend the original term of these leases to June 30, 2030. In the third quarter of 2010, we executed an additional lease agreement for office space located in an office building in Houston, Texas for the purpose of expanding our leased office space. The non-cancelable lease term expires on December 31, 2018.

Other obligations. We had commitments to provide funds to our privately financed projects of $33 million as of December 31, 2010 primarily related to future equity funding on our Allenby and Connaught project. Our commitments to fund our privately financed projects are supported by letters of credit as described above. At December 31, 2010, approximately $17 million of the $33 million in commitments will become due within one year.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $26 million at December 31, 2010. Approximately $24 million of this amount relates to our Escravos project, the majority of which is expected to be funded in 2011.

Other factors affecting liquidity

Government claims. Included in receivables in our balance sheets are unapproved claims for costs incurred under various government contracts totaling $163 million at December 31, 2010 of which $125 million is included in “Account receivable” and $38 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The unapproved claims at December 31, 2010 include approximately $123 million resulting from the de-obligation of 2004 and 2005 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed above. This balance includes $71 million that was de-obligated in 2010 which consists of funds nearing the 5-year expiration date. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $40 million represents primarily costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at December 31, 2010 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects, totaling $20 million at December 31, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Halliburton indemnities. Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria. Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project. See Note 10 to our Condensed Consolidated Financial Statements for further discussion.

In February 2009, one of our subsidiaries pled guilty to violating and conspiring to violate the FCPA arising from the intent to bribe various Nigerian officials through commissions paid to agents working on behalf of TSKJ. The terms of the plea agreement with the DOJ called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the indemnity while we were obligated to pay $20 million in quarterly payments over a two-year period ending October 2010. We also agreed to a judgment by the SEC requiring, Halliburton and us, jointly and severally, to make payments totaling $177 million, all of which were paid by Halliburton under the terms of the indemnity. As of December 31, 2010 Halliburton has paid all installments to the DOJ and SEC, and such payments totaled $559 million. Of the $559 million in total payments, Halliburton paid $142 million in 2010 and $417 million in 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities. On October 1, 2010, we made the final payment to the DOJ related to our portion of the settlement agreement.

Financial Instruments Market Risk

We invest excess cash and equivalents in short-term securities, primarily overnight time deposits, which carry a fixed rate of return per a given tenor. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We have foreign currency exchange rate risk resulting from our international operations. We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods and services from market fluctuations in currency rates. We do not use derivative instruments for speculative trading purposes. We generally utilize currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business. As of December 31, 2010, we had forward foreign exchange contracts of up to 41 months in duration to exchange major world currencies. The total gross notional amount of these contracts at December 31, 2010, 2009 and 2008 was $403 million, $406 million, and $274 million, respectively. These contracts had fair value asset of $6 million and $3 million at December 31, 2010 and 2009, and fair value liability of approximately $1 million at December 31, 2008.

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

At December 31, 2010 and 2009, KBR had a $43 million and a $53 million balance payable to Halliburton, respectively, which consists of amounts KBR owes Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement. See Note 11 for further discussion of amounts outstanding under the tax sharing agreement.

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

Our total revenue and profit from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income is presented in the table below:

	December 31,

Millions of dollars	2010	2009	2008

Revenue from services provided to unconsolidated joint ventures	$145	$166	$202
Profit from services provided to unconsolidated joint ventures	$12	$1	$28

Recent Accounting Pronouncements

Information related to new accounting standards is described in Note 18 to the condensed consolidated financial statements.

U.S. Government Matters

Award fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs. Our customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations. Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although these criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amounts of award fees are determined at the sole discretion of the AFDO.

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

As a result of the AFDO’s adverse determination, in the fourth quarter of 2009, we reversed award fees that had previously been estimated as earned and recognized as revenue. Until we are able to reliably estimate fees to be awarded in the future, we will recognize award fees on the LogCAP III contract in the period they are awarded. In May 2010, we recognized an award fee of approximately $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. In September 2010, we recognized an award fee of approximately $34 million representing approximately 66% of the available award fee pool for the period of performance from September 2009 through February 2010 on task orders in Iraq and from September 2009 through May 2010 on task orders in Afghanistan, which we recorded as an increase to revenue in the third quarter of 2010. We expect to receive award notifications for the subsequent performance periods through August 2010 in the first quarter of 2011.

Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work are definitized and award fees are granted, we adjusted our estimate of award fees to the actual amounts earned. We used 72% as our accrual rate through the third quarter of 2009.

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standard (“CAS”) Regulations, compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the administrative contracting officer (“ACO”). When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At December 31, 2010, we had open Form 1’s from the DCAA recommending suspension of payments totaling approximately $319 million associated with our contract costs incurred in prior years, of which approximately $160 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $81 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $84 million of disapproved costs for which we currently do not intend to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Federal Claims.

KBR excludes from billings to the U.S. Government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”)or the United States Court of Federal Claims (“COFC”). We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $24 million in payments from us bringing the total payments withheld to approximately $44 million as of December 31, 2010 out of the Form 1 notices issued to date of $103 million.

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

In 2007, we provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer. To date, we have filed appeals to the ASBCA to recover $44 million of the amounts withheld from us which is currently in the early stages of discovery. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and, as requested, we continue to provide information to the DCMA. As of December 31, 2010, approximately $26 million of costs have been suspended under Form 1 notices and withheld from us by our customer related to this matter of which $30 million has been withheld by us from our subcontractor. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. We will continue working with the government and our subcontractor to resolve the remaining amounts. We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of December 31, 2010, we have outstanding Form 1 notices from the DCAA disapproving $165 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC to recover $58 million of the $80 million withheld from us by the customer. The claims proceedings are in the discovery process and no trial date has been set but is expected to occur in 2011. With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2010, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of December 31, 2010, we had withheld $41 million in payments from our subcontractors pending the resolution of these matters with our customer.

Additionally, one of our subcontractors, Tamimi, filed for arbitration to recover approximately $35 million for payments we have withheld from them pending the resolution of the Form 1 notices with our customer. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $35 million plus interest thereon and certain legal costs. As a result of the arbitration award, we recorded an additional charge of $5 million in the fourth quarter of 2010 associated with the interest due on the accrued retention payable to Tamimi and other costs awarded. We also have a claim pending in the U.S. COFC to recover the $35 million from the U.S. government and we believe it is probable that we will recover such amount.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of December 31, 2010, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

Construction services. As of December 31, 2010, we have outstanding Form 1 notices from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed in principle to be allowable and approximately $1 million unallowable. We are working with the ACO to finalize a settlement of this position. Settlement of the remaining disputed amounts is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer. As of December 31, 2010, the U.S. Navy has withheld approximately $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of December 31, 2010, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter is expected in 2011. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31, 2010, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” Three arbitration hearings took place in 2010 in Washington, D.C. primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles totaling approximately $77 million for which the arbitration panel awarded $7 million to FKTC plus an unquantified amount for repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, to be determined at a later date. No payments are expected to occur until all claims are arbitrated and awards finalized. The next arbitration hearing is scheduled to occur in May 2011 and we believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc. TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES filed a suit to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. As of December 31, 2010, we have recorded un-reimbursable expenses and a liability of $20 million for the full amount of the awarded damages. We have filed a notice of appeal with the Court.

Electrocution litigation. During 2008, a lawsuit was filed against KBR alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend this matter. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeal dismissed our appeal concluding it did not have jurisdiction. The case is currently proceeding with the discovery process. We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of December 31, 2010, no amounts have been accrued.

Burn Pit litigation. KBR has been served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment. In the second quarter of 2010, we filed various motions including a motion to strike an amended consolidated petition filed by the plaintiffs and a motion to dismiss which the court has taken under advisement. In the September 2010, our motion to dismiss was denied. However, our motion to strike an amended consolidated petition filed by the plaintiffs was granted. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. We intend to vigorously defend these matters. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. Accordingly, as of December 31, 2010, no amounts have been accrued.

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

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court. In July 2008, the trial court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine. In February 2010, the trial court ruled in favor of the plaintiffs, denying two of our motions to dismiss the case. In March 2010, the trial court granted in part and denied in part our third motion to dismiss the case. We filed appeals on all issues with the Fifth Circuit Court of Appeals and have moved to stay all proceedings in the trial court pending the resolution of these appeals. The cases were removed from the trial docket and the Fifth Circuit Court of Appeals has heard all previous motions filed by both parties. In September 2010, the DOJ filed a brief in support of KBR’s position that the cases should be dismissed in their entirety based upon the exclusive provisions in the Defense Base Act. We are unable to determine the likely outcome of these cases at this time. As of December 31, 2010, no amounts have been accrued nor can we estimate the amount of potential loss, if any.

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton was obligated to pay to the DOJ on our behalf. The resulting charge of $20 million to KBR was recorded in cost of sales of our Hydrocarbons business segment in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount. As of December 31, 2010, Halliburton has paid all installments to the DOJ and SEC, and such payments totaled $559 million. Of the payments mentioned above, Halliburton paid $142 million in 2010 and $417 million in 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities. On October 1, 2010, we made the final payment to the DOJ related to our portion of the settlement agreement.

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

Under the terms of the MSA, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited (“MWKL”), or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. As of December 31, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton.

The U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of MWKL regarding the Bonny Island project. During the investigation process, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. As of December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet. Due to the indemnity from Halliburton under the MSA, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet.

In 2010, we learned that charges were filed in Nigeria against various parties including Halliburton, KBR and TSKJ Nigeria Limited based on the facts associated with our settlement of the DOJ’s FCPA investigation of the Bonny Island project. Prior to KBR being served with a suit, Halliburton negotiated a settlement with the Federal Government of Nigeria without any admission of liability or financial impact to KBR. With the settlement of this matter, all known investigations into the Bonny Island project have been concluded.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing. Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us. Accordingly, we have ceased the receipt of services from and payment of fees to these agents. Fees for these agents are included in the total estimated cost for these projects at their completion. In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us. In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations. In September 2010, we executed a final settlement agreement with one of our agents in question after the agent was reviewed and approved under our policies on business conduct. Under the terms of the settlement agreement, the agent had, among other things, confirmed their understanding of and compliance with KBR’s policies on business conduct and represented that they have complied with anti-corruption laws as they relate to prior services provided to KBR. We negotiated final payment for fees to this agent on several projects in our Hydrocarbons segment resulting in an overall reduction of estimated project costs of approximately $60 million of which $42 million was recognized as a charge in the third quarter of 2010 and the remaining amount will be recognized over the remaining term of the project. As of December 31, 2010, the remaining unpaid agent fees of approximately $8 million are included in the estimated costs related to a completed project.

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

During the time that we addressed outstanding project issues and during the conduct of the arbitration, KBR believed the original design specification for the bolts was issued by Petrobras, and as such, the cost resulting from any replacement would not be our responsibility. A hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. In June 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors. The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner. Our potential exposure would include the costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective. We believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed during the contract warranty period which expired June 30, 2006. In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter. The final arbitration arguments were made in August of 2010. Based on the damage estimates presented at this hearing, we estimate our minimum exposure, excluding interest, to be approximately $12 million representing our estimate for replacement of bolts that failed during the warranty period and were not replaced. As of December 31, 2010, we have a liability of $12 million and an indemnification receivable from Halliburton of $12 million. The amount of any remaining liability will be dependent upon the legal and factual issues to be determined by the arbitration tribunal in the final arbitration hearings. For the remaining bolts at dispute, we cannot determine that we have liability nor determine the amount of any such liability and no additional amounts have been accrued.

Any liability incurred by us in connection with the replacement of bolts that have failed to date or related to the remaining bolts at dispute in the bolt arbitration is covered by an indemnity from our former parent Halliburton. Under the MSA, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. As of December 31, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton. We do not believe any outcome of this matter will have a material adverse impact to our operating results or financial position.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

Information relating to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Instrument Market Risk” and Note 14 of our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7A .

Item 8. Financial Statements and Supplementary Data

The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities on a prospective basis as of January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 23, 2011

KBR, Inc.

Consolidated Statements of Income

(In millions, except for per share data)

	Years ended December 31

	2010	2009	2008
Revenue:
Services	$9,962	$12,060	$11,493
Equity in earnings of unconsolidated affiliates, net	137	45	88

Total revenue	10,099	12,105	11,581

Operating costs and expenses:
Cost of services	9,273	11,348	10,820
General and administrative	212	217	223
Impairment of long-lived assets	5	—	—
Impairment of goodwill	—	6	—
Gain on disposition of assets, net	—	(2)	(3)

Total operating costs and expenses	9,490	11,569	11,040

Operating income	609	536	541
Interest income (expense), net	(17)	(1)	35
Foreign currency losses, net	(4)	—	(8)
Other non-operating expense	(2)	(3)	—

Income from continuing operations before income taxes and noncontrolling interests	586	532	568
Less: Provision for income taxes	191	168	212

Income from continuing operations, net of tax	395	364	356
Income from discontinued operations, net of tax benefit of $11	—	—	11

Net income	395	364	367
Less: Net income attributable to noncontrolling interests	68	74	48

Net income attributable to KBR	$327	$290	$319

Reconciliation of net income attributable to KBR common shareholders:
Continuing operations	$327	$290	$308
Discontinued operations, net	—	—	11

Net income attributable to KBR	$327	$290	$319

Basic income per share (1):
Continuing operations – Basic	$2.08	$1.80	$1.84
Discontinued operations, net – Basic	—	—	0.07

Net income attributable to KBR per share – Basic	$2.08	$1.80	$1.91

Diluted income per share (1):
Continuing operations - Diluted	$2.07	$1.79	$1.84
Discontinued operations, net – Diluted	—	—	0.07

Net income attributable to KBR per share – Diluted	$2.07	$1.79	$1.90

Basic weighted average common shares outstanding	156	160	166

Diluted weighted average common shares outstanding	157	161	167

Cash dividends declared per share	$0.15	$0.20	$0.25

(1)	Due to the effect of rounding, the sum of the individual per share amounts may not equal the total shown.

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Balance Sheets

(In millions except share data)

	December 31
	2010	2009
Assets
Current assets:
Cash and equivalents	$786	$941
Receivables:
Accounts receivable, net of allowance for bad debts of $27 and $26	1,455	1,243
Unbilled receivables on uncompleted contracts	428	657

Total receivables	1,883	1,900
Deferred income taxes	199	192
Other current assets	394	608

Total current assets	3,262	3,641
Property, plant, and equipment, net of accumulated depreciation of $334 and $264 (including $80 and $0, net, owned by a variable interest entity – see Note 15)	355	251
Goodwill	947	691
Intangible assets, net	127	58
Equity in and advances to related companies	219	164
Noncurrent deferred income taxes	103	120
Noncurrent unbilled receivables on uncompleted contracts	320	321
Other assets	84	81

Total assets	$5,417	$5,327

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$921	$1,045
Due to former parent, net	43	53
Obligation to former noncontrolling interest (Note 3)	180	—
Advance billings on uncompleted contracts	498	407
Reserve for estimated losses on uncompleted contracts	26	40
Employee compensation and benefits	200	191
Current non-recourse project-finance debt of a variable interest entity (Note 15)	9	—
Other current liabilities	470	552
Current liabilities related to discontinued operations, net	—	3

Total current liabilities	2,347	2,291
Noncurrent employee compensation and benefits	397	469
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 15)	92	—
Other noncurrent liabilities	132	106
Noncurrent income tax payable	128	43
Noncurrent deferred tax liability	117	122

Total liabilities	3,213	3,031

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 171,448,067 and 170,686,531 shares issued, and 151,132,049 and 160,363,830 shares outstanding	—	—
Paid-in capital in excess of par	1,981	2,103
Accumulated other comprehensive loss	(438)	(444)
Retained earnings	1,157	854
Treasury stock, 20,316,018 shares and 10,322,701 shares, at cost	(454)	(225)

Total KBR shareholders’ equity	2,246	2,288
Noncontrolling interests	(42)	8

Total shareholders’ equity	2,204	2,296

Total liabilities and shareholders’ equity	$5,417	$5,327

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Years ended December 31
	2010	2009	2008
Net income	395	364	367
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	5	18	(117)
Pension liability adjustments, net of taxes of $4, $(5) and $(85)	24	(15)	(226)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	2	(3)	(1)
Reclassification adjustments to net income	(1)	1	(1)
Income tax benefit (provision) on derivatives	(1)	—	1

Comprehensive income	424	365	23
Less: Comprehensive income attributable to noncontrolling interests	(72)	(80)	(21)

Comprehensive income attributable to KBR	352	285	2

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)

	December 31
	2010	2009	2008

Balance at January 1,	$2,296	$2,034	$2,235
Stock-based compensation	17	17	16
Common stock issued upon exercise of stock options	5	2	3
Tax benefit increase (decrease) related to stock-based plans	—	(7)	2
Dividends declared to shareholders	(23)	(32)	(41)
Adjustments pursuant to tax sharing agreement with former parent	(8)	—	—
Repurchases of common stock	(233)	(31)	(196)
Issuance of ESPP shares	3	2	—
Distributions to noncontrolling interests	(108)	(66)	(21)
Investments from noncontrolling interests	17	12	—
Acquisition of noncontrolling interests	(181)	—	2
Consolidation of Fasttrax Limited	(4)	—	—
Tax adjustments to noncontrolling interests	—	—	12
Other noncontrolling partner activity	(1)	—	—
Cumulative effect of initial adoption of accounting for defined benefit pension and other postretirement plans	—	—	(1)
Comprehensive income	424	365	23

Balance at December 31,	$2,204	$2,296	$2,034

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended December 31
	2010	2009	2008

Cash flows from operating activities:
Net income	$395	$364	$367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62	55	49
Equity in earnings of unconsolidated affiliates	(137)	(45)	(88)
Deferred income taxes	14	65	88
Impairment of long-lived assets	5	—	—
Impairment of goodwill	—	6	—
Other	30	14	28
Changes in operating assets and liabilities:
Receivables	(182)	107	(124)
Unbilled receivables on uncompleted contracts	223	156	(45)
Accounts payable	(177)	(355)	214
Advance billings on uncompleted contracts	116	(98)	(315)
Accrued employee compensation and benefits	9	(129)	(40)
Reserve for loss on uncompleted contracts	(13)	(37)	(41)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(16)	(18)	68
Distributions of earnings from unconsolidated affiliates	93	54	121
Other assets	6	(264)	(149)
Other liabilities	121	89	(9)

Total cash flows provided by (used in) operating activities	549	(36)	124

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(299)	—	(526)
Capital expenditures	(66)	(41)	(37)
Investment in equity method joint ventures	(12)	—	—
Investment in licensing arrangement	(20)	—	—
Sales of property, plant and equipment	—	—	7
Proceeds from sale of investments	—	32	—

Total cash flows used in investing activities	(397)	(9)	(556)

Cash flows from financing activities:
Payments to reacquire common stock	(233)	(31)	(196)
Distributions to noncontrolling interests, net	(91)	(54)	(28)
Payments of dividends to shareholders	(32)	(32)	(25)
Net proceeds from issuance of stock	5	2	3
Excess tax benefits from stock-based compensation	—	(7)	2
Payments on short-term and long-term borrowings	(13)	—	—
Return (funding) of cash collateral on letters of credit, net	28	(44)	—

Total cash flows used in financing activities	(336)	(166)	(244)

Effect of exchange rate changes on cash	7	7	(40)
Decrease in cash and equivalents	(177)	(204)	(716)
Cash increase due to consolidation of a variable interest entity	22	—	—
Cash and equivalents at beginning of period	941	1,145	1,861

Cash and equivalents at end of period	$786	$941	$1,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$7	$5
Cash paid for income taxes (net of refunds)	$64	$166	$200
Noncash operating activities
Other assets (Note 10)	$130	$417	$(559)
Other liabilities (Note 10)	$(130)	$(417)	$579
Noncash investing activities
Purchase of computer software	$(19)	$—	$—
Noncash financing activities
Obligation to former noncontrolling interest (Note 3)	$180	$—	$—

See accompanying notes to consolidated financial statements.

KBR, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006. KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, petrochemicals, government services, industrial and civil infrastructure sectors. Headquartered in Houston, Texas, we offer a wide range of services through our Hydrocarbons, Infrastructure, Government and Power (“IGP”), Services and Other business segments. See Note 5 for additional financial information about our reportable business segments.

Principles of consolidation

Our consolidated financial statements include the financial position, results of operations and cash flows of KBR and our majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary (see Note 15). The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method is used when we do not have the ability to exert significant influence. All intercompany accounts and transactions are eliminated in consolidation.

Our revenue includes both equity in the earnings of unconsolidated affiliates and revenue from sales of services to joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents total project revenue, including equity in the earnings from joint ventures, impairments of equity investments in joint ventures, if any, and revenue from services provided to joint ventures.

Use of estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, requiring us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Engineering and construction contracts

Revenue from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting. Progress is generally measured based upon physical progress, man-hours, or costs incurred, depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances. All known or anticipated losses on contracts are provided for in the period they become evident. Claims and change orders that are in the process of being negotiated with customers for extra work or changes in the scope of work are included in contract value when collection is deemed probable. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled time. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.

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

We generally recognize award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work are definitized and award fees are granted, we adjust our estimate of award fees to the actual amounts earned. However, as further discussed in Note 9, we are currently unable to reliably estimate award fees as a result of our customer’s unilateral decision to grant no award fees for certain performance periods. In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs. The LogCAP III customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations. Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although these criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amounts of award fees are determined at the sole discretion of the AFDO.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation guidelines for revenue arrangements with multiple deliverables in accordance with FASB ASC 605 - Revenue Recognition. For service-only contracts and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. The LogCAP IV contract is an example of a contract in which award fees are recognized only when definitized and awarded by the Customer because the initial task orders awarded to date have included only service-related deliverables. Under this contract and for all similar future contracts we will continue to accrue base fees as costs are incurred and will recognize award fees only when they have been awarded.

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

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $136 million and $236 million at December 31, 2010 and 2009, respectively. We expect to use the cash on these projects to pay project costs.

Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit. Our current restricted cash is included in “Other current assets” and our non-current restricted cash is included in “Other assets” on our consolidated financial statements. Our restricted cash balances are presented in the table below:

	At December 31,
Millions of dollars	2010	2009

Current restricted cash	$11	$35
Non-current restricted cash	10	11

Total restricted cash	$21	$46

Allowance for bad debts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.

Goodwill and other intangibles

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with FASB ASC 350 Intangibles – Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. Effective January 1, 2010, we elected to change our annual goodwill impairment testing to the fourth quarter of every year based on carrying values of our business units as of October 1 from our previous method of using our business unit carrying values as of September 30. An annual goodwill impairment test date of October 1 better aligns with our annual budget process which is completed during the fourth quarter of each year. In addition, performing our annual goodwill impairment test during the fourth quarter allows for a more thorough consideration of the valuations of our business units subsequent to the completion of our annual budget process but prior to our financial year end reporting date. As a result of this accounting change, there were no required adjustments to any of the financial statement line items in the accompanying financial statements.

The annual impairment test for goodwill is a two-step process that involves comparing the estimated fair value of each business unit to the unit’s carrying value, including goodwill. If the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a business unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary.

Consistent with prior years, the fair values of reporting units in 2010 were determined using a combination of two methods, one based on market earnings multiples of peer companies identified for each business unit (the market approach), and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach).

The market approach estimates fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of each of our reporting units. The earnings multiples for the market approach ranged between 4.0 times and 11.0 times the earnings for each of our reporting units. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit. The discount rates used under the income approach ranged from 13.2% to 17.5%. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.

We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

At October 1, 2010, our market capitalization exceeded the carrying value of our consolidated net assets by $1.4 billion and the fair value of all our individual reporting units significantly exceeded their respective carrying amounts as of that date. However, the fair values for the Services, P&I and Allstates reporting units exceeded their respective carrying values based on projected growth rates and other market inputs to our impairment test models that are more sensitive to the risk of future variances due to competitive market conditions as well as business unit execution risks.

We review our projected growth rates and other market inputs used in our impairment test models, and changes in our business and other factors that could represent indicators of impairment. Subsequent to our October 1, 2010 annual impairment test, no such indicators of impairment were identified.

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

We evaluate equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

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

We record estimated reserves for uncertain tax positions if the position does not meet a more-likely-than-not threshold to be sustained upon by review by taxing authorities. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized as benefits in the first subsequent financial reporting period in which that threshold is met. The company recognizes potential interest and penalties related to uncertain tax positions within the provision for income taxes.

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

Concentration of credit risk

We have revenues and receivables from transactions with external customers that amount to 10% or more of our revenues. A significant portion of our revenue from services is generated from transactions with the United States government, which was derived almost entirely from our IGP segment. Additionally, a considerable percentage of revenue from services is generated from transactions with the Chevron Corporation (“Chevron”), which was derived almost entirely from our Hydrocarbons segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. In addition, our receivables are generally not collateralized. The information in the following tables has summarized data related to our transactions with the U.S. government and Chevron.

Revenues from major customers:

	Years ended December 31,
Millions of dollars, except percentage amounts	2010	2009	2008

U.S. government revenue	$3,277	$5,195	$6,180
Chevron revenue	$1,783	$1,375	$1,058

Percentages of revenues and accounts receivable from major customers:

	Years ended December 31,
Millions of dollars, except percentage amounts	2010	2009	2008

U.S. government revenue percentage	32%	43%	53%
Chevron revenues percentage	18%	11%	9%
U.S. government receivables percentage	33%	44%	45%
Chevron receivables percentage	11%	7%	8%

Noncontrolling interest

Noncontrolling interest in consolidated subsidiaries in our consolidated balance sheets principally represents noncontrolling shareholders’ proportionate share of the equity in our consolidated subsidiaries. Noncontrolling interest in consolidated subsidiaries is adjusted each period to reflect the noncontrolling shareholders’ allocation of income or the absorption of losses by noncontrolling shareholders on certain majority-owned, controlled investments.

Foreign currency translation

We determine the functional currency of our foreign entities based upon the currency of the primary environment in which they operate. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are of a long-term investment nature, which are recorded in “Other comprehensive income” on our consolidated balance sheets.

Variable Interest Entities

We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810 – Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. The adoption of FASB ASC 810 resulted in the consolidation of the Fasttrax Limited VIE which is discussed below under the caption “Fasttrax Limited Project.”

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer, such as a governmental agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects in our Hydrocarbons business segment are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset post construction.

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our VIE’s have no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts, and other subordinated financial support.

Stock-based compensation

We apply the fair value recognition provisions of FASB ASC 718-10 for share-based payments to account for and report equity-based compensation. FASB ASC 718-10 requires equity-based compensation expense to be measured based on the grant-date fair value of the award. For performance-based awards, compensation expense is measured based on the grant-date fair value of the award and the fair value of that award is remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period or the vesting period are recognized as compensation cost on a straight line basis over that period. See Note 13 for detailed information on stock-based compensation and incentive plans.

Additional Balance Sheet Information

Included in “Other current assets” on our consolidated balance sheets are “Advances to subcontractors” and included in “Other current liabilities” on our consolidated balance sheets are “Retainage payables to subcontractors.” Our “Advances to subcontractors” and “Retainage payables to subcontractors” for the years ended December 31, 2010 and 2009 is presented below:

	At December 31,
Millions of dollars	2010	2009

Advances to subcontractors	$176	$200
Retainage payables to subcontractors	$226	$217

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

	Years ended December 31,
Millions of Shares	2010	2009	2008

Basic weighted average common shares outstanding	156	160	166
Stock options and restricted shares	1	1	1

Diluted weighted average common shares outstanding	157	161	167

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $2 million, or $0.01 per share, for the fiscal years 2010, 2009, and 2008. The diluted earnings per share calculation did not include 1.1 million, 2.0 million, and 0.8 million antidilutive weighted average shares for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 3. Business Combinations and Other Transactions

Business Combinations

ENI Holdings, Inc.(the “Roberts & Schaefer Company”). On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries.

The purchase price was $280 million plus preliminary net working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to post-closing adjustments to be determined in the first quarter of 2011. The purchase price is subject to an escrowed holdback amount of $43 million to secure post closing working capital adjustments, indemnifications obligations of the sellers and other contingent obligations related to the operations of the business. R&S will be integrated into our IGP segment. We expensed approximately $1 million related to the acquisition of R&S in 2010 primarily related to legal fees, consultation fees, travel and other miscellaneous expenses.

In accordance with Accounting Standards Codification 805, “Business Combinations”, (“ASC 805”), the purchase of R&S was accounted for using the acquisition method which requires an acquirer to recognize and measure the identifiable assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following presents the preliminary allocation of the purchase price to ENI’s identifiable assets acquired and liabilities assumed based on the estimates of their fair values at the acquisition date.

Preliminary allocation of purchase price:
Millions of dollars, except years	Amount	Estimated Useful Life

Net tangible assets:
Cash and equivalents	$8
Notes and accounts receivable	34
Unbilled receivables	16
Other assets	3
Accounts payable and advanced billings	(35)
Advanced billings on uncompleted contracts	(6)
Deferred tax liabilities	(22)
Other current liabilities	(7)

Total net tangible assets	(9)
Identifiable intangible assets:
Customer relationships and backlog	35	2-10 years
Tradenames	17	8-10 years
Other	4	1.5-10 years

Total amount allocated to identifiable intangible assets	56
Goodwill	250

Total purchase price	$297

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill was recognized primarily as a result of acquiring an assembled workforce, expertise and capabilities in the material handling and processing systems market, cost saving opportunities and other synergies. The acquisition generated goodwill of approximately $250 million none of which is expected to be deductible for income tax purposes.

Of the total purchase price, $56 million has been allocated to customer relationships, trade names and other intangibles. Customer relationships represent existing contracts and the underlying customer relationships and backlog and will be amortized on a straight-lined basis over the period in which the economic benefits are expected to be realized. Tradename intangibles include the Roberts & Schaefer’s and Soros brands and will be amortized on a straight-lined basis over an estimated useful life of 8-10 years. The fair value of acquired intangible assets is provisional pending receipt of the final valuation for these assets.

Energo. On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments, indemnification obligations of the sellers, and other contingent obligations related to the operation of the business. As a result of the acquisition, we recognized goodwill of $6 million and other intangible assets of $3 million. Energo provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry. Energo’s results of operations were integrated into our Hydrocarbons segment.

BE&K, Inc. On July 1, 2008, we acquired 100% of the outstanding common shares of BE&K, Inc., (“BE&K”) a privately held, Birmingham, Alabama-based engineering, construction and maintenance services company. The acquisition of BE&K enhances our ability to provide contractor and maintenance services in North America. The agreed-upon purchase price was $550 million in cash subject to certain indemnifications and stockholder’s equity adjustments as defined in the stock purchase agreement. BE&K and its acquired divisions have been integrated into our Services, Hydrocarbons and IGP segments based upon the nature of the underlying projects acquired.

The purchase consideration paid was approximately $559 million, which included $550 million in cash paid at closing, $7 million in cash paid related to stockholder’s equity based purchase price adjustments and $2 million of direct transaction costs. Long-lived assets largely reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets. In addition, assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

Our allocation of the purchase price to the fair value of the major assets acquired and liabilities assumed at the date of acquisition has been adjusted to reflect the agreed upon stockholder’s equity and final asset valuation adjustments. Adjustments primarily related to the estimates used in the opening balance sheet valuation for certain intangibles, accounts receivables, accounts payables and other assets and liabilities, as well as the settlement of escrow obligations. In 2009, we decreased goodwill related to BE&K by approximately $7 million due to an impairment charge of $6 million and purchase price allocation adjustments of $1 million related to the completion of our BE&K asset valuation.

Turnaround Group of Texas, Inc. In April 2008, we acquired 100% of the outstanding common stock of Turnaround Group of Texas, Inc. (“TGI”). TGI is a Houston-based turnaround management and consulting company that specializes in the planning and execution of turnarounds and outages in the petrochemical, power, and pulp & paper industries. The total purchase consideration for this stock purchase transaction was approximately $7 million. As a result of the acquisition, we recognized goodwill of $5 million and other intangible assets of $2 million. Beginning in April 2008, TGI’s results of operations were included in our Services segment.

Catalyst Interactive. In April 2008, we acquired 100% of the outstanding common stock of Catalyst Interactive, an Australian e-learning and training solution provider that specializes in the defense, government and industry training sectors. The total purchase consideration for this stock purchase transaction was approximately $5 million. As a result of the acquisition, we recognized goodwill of approximately $3 million and other intangible assets of approximately $2 million. Beginning in April 2008, Catalyst Interactive’s results of operations were included in our IGP segment.

Wabi Development Corporation. In October 2008, we acquired 100% of the outstanding common stock of Wabi Development Corporation (“Wabi”) for approximately $20 million in cash. As a result of the acquisition, we recognized goodwill of $5 million and other intangible assets of $5 million. Wabi is a privately held Canada-based general contractor, which provides services for the energy, forestry and mining industries. Wabi provides maintenance, fabrication, construction and construction management services to a variety of clients in Canada and Mexico. The integration of Wabi into our

Services segment provides additional growth opportunities for our heavy hydrocarbon, forest products, oil sand, general industrial and maintenance services business.

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately $165 million (£107 million) subject to certain post-closing adjustments to be determined during the first quarter of 2011. Under the terms of the purchase agreement, the $165 million initial purchase price was paid on January 5, 2011 and recorded as “Obligation to former noncontrolling interest” in our consolidated balance sheet. In addition, we agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Furthermore, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As a result, we recognized an additional $15 million net liability recorded as “Obligation to former noncontrolling interest”. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a direct charge to additional paid in capital.

Technology License Agreement. Effective December 24, 2009, we entered into a collaboration agreement with BP p.l.c. to market and license certain technology. In conjunction with this arrangement, we acquired a license granting us the exclusive right to the technology. In January 2010, as partial consideration for the license, we paid an initial fee of $20 million, which will be amortized on a straight-line basis over the shorter of its estimated useful life or the 25-year life of the arrangement. We currently estimate the useful life to be 25 years.

Note 4. Percentage-of-Completion Contracts

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

When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

	Years ended December 31,
Millions of dollars	2010	2009

Probable unapproved claims	$19	$33
Probable unapproved change orders	10	61
Probable unapproved change orders related to unconsolidated subsidiaries	3	2

As of December 31, 2010, the probable unapproved claims related to a completed project. See Note 9 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are contracts with probable unapproved claims that will likely not be settled within one year totaling $19 million and $20 million at December 31, 2010 and 2009, respectively, which are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the condensed consolidated balance sheets.

PEMEX Arbitration. In 1997 and 1998 we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico. The three contracts were known as EPC 1, EPC 22 and EPC 28. All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for EPC 1 and PEMEX subsequently filed counterclaims totaling $157 million. The EPC 1 arbitration hearings were held in November 2007. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. The amount of the award exceeded the book value of our claim receivable resulting in our recognition of a $183 million of operating income and $117 million of net income in the fourth quarter of 2009. The arbitration award is legally binding and we filed a proceeding in U.S. Federal Court to recognize the award pursuant to which hearings were held in July 2010. The Court entered judgment on November 2, 2010 in our favor. The judgment included an award of approximately $356 million in our favor as of October 5, 2010, plus interest thereon until paid. PEMEX initiated an appeal and a stay related to the enforcement of the judgment which was granted by the Lower District Court and PEMEX was required to post collateral of $395 million with the court registry.

PEMEX has attempted to nullify the award in Mexican court. The Mexican trial court rejected PEMEX’s nullification petition. PEMEX has filed additional appeals in the Mexican Courts. We will respond to further efforts by PEMEX to nullify our award as may be required. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of December 31, 2010. No adjustments have been made to our receivable balance since recognition of the initial award in the fourth quarter of 2009. Depending on the timing and amount ultimately settled with PEMEX, we could recognize an additional gain upon collection of the award.

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

Business Reorganization

Our reportable segments are consistent with the financial information that our chief executive officer (“CEO”), who is our chief operating decision maker, reviews to evaluate operating performance and make resource allocation decisions. In the first quarter of 2010, we reorganized our business into discrete engineering and construction business units, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities. The reorganization includes the realignment of certain underlying projects among our existing business units as well as the transfer of certain projects to several newly formed business units as further described below. Certain realigned business units are reported under the newly formed Hydrocarbons and Infrastructure, Government & Power (“IGP”) business segments which are reportable segments as defined by the criteria in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 280 – Segment Reporting. Each business segment is led by a business segment president who reports directly to our chief operating decision maker. Our Services segment continues to operate as a stand-alone reportable segment reporting directly to our chief operating decision maker. Our Ventures business unit was not impacted by the reorganization. We have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segment presentation.

The following is a description of our reportable segments:

Hydrocarbons. Our Hydrocarbons business segment serves the Hydrocarbon industry by providing services ranging from prefeasibility studies to designing, and construction to commissioning of process facilities in remote locations around the world. We are involved in hydrocarbon processing which includes constructing liquefied natural gas (“LNG”) plants in several countries. Our global teams of engineers also execute and provide solutions for projects in the biofuel, carbon capture, oil and gas, olefins and petrochemical markets. The Hydrocarbons business segment includes the Gas Monetization, Oil & Gas, Downstream, and Technology business units. Prior to the 2010 business reorganization, the Downstream and Technology business units were reported as part of the Other segment and our Gas Monetization and Oil & Gas business units were collectively reported as the Upstream segment.

Our Gas Monetization business unit designs and constructs facilities that enable our customers to monetize their natural gas resources. We design and build LNG and gas-to-liquids (“GTL”) facilities that allow for the economical development and transportation of resources from locations across the globe. Additionally, we make significant contributions in gas processing development, equipment design and innovative construction methods. Our Oil & Gas business unit delivers onshore and offshore oil and natural gas production facilities which include platforms, floating production and subsea facilities, and pipelines. We also implement the infrastructure needed to make intricate projects feasible by managing projects ranging from deepwater through landfalls, to onshore environments, in remote desert regions, tropical rain forests, and major river crossings. Our Downstream business unit provides a complete range of engineering, procurement, construction and construction services (“EPC-CS”) services, as well as program and project management, consulting, front-end engineering and design (“FEED”) for refineries, petrochemical and other plants. Our Technology business unit provides expertise related to differentiated process technologies for the coal monetization, petrochemical, refining and syngas markets.

Infrastructure, Government & Power. Our IGP business segment serves the Infrastructure, Government & Power industries delivering effective solutions to defense and governmental agencies worldwide, providing base operations, facilities management, border security, engineering, procurement and construction (“EPC”) services, and logistics support. We also deliver project management support and services for an array of complex initiatives and provide project management for the airfield design and construction program, runway expansion and widening, bridges, new cargo infrastructure and drainage improvements. For the industrial manufacturing sector, we provide a full range of EPC services to a variety of heavy industrial and advanced manufacturing markets, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, we use our full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities. The IGP business segment includes the North American Government and Defense (“NAGD”), International Government and Defence (“IGD”), Infrastructure and Minerals (“I&M”), and the Power and Industrial (“P&I”) business units. On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. R&S will be integrated into our Infrastructure, Government and Power segment.

Services. Our Services segment delivers full-scope construction, construction management, fabrication, operations/maintenance, commissioning/startup and turnaround expertise to customers worldwide to a broad variety of markets including oil and gas, petrochemicals and hydrocarbon processing, power, alternate energy, pulp and paper, industrial and manufacturing, and consumer product industries. Specifically, Services is organized around four major product lines; U.S. Construction, Industrial Services, Building Group and Canada. Our U.S. Construction product line delivers direct hire construction, construction management for construction only projects to a variety of markets and works closely with the Hydrocarbons group and Power and Industrial business unit to provide construction execution support on all domestic EPC projects. Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This group works with all of our other operating units to identify potential for pull through opportunities and to identify upcoming EPC projects at one of the 80 plus locations where we have embedded KBR personnel. Our Building Group product line provides general commercial contractor-related services to education, food and beverage, health care, hospitality and entertainment, life science and technology, and mixed-use building clients. Our Canada product line is a diversified construction and fabrication operation providing direct hire construction, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining and industrial markets.

Certain of our business units meet the definition of operating segments contained in FASB ASC 280 – Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Ventures and Allstates business units as well as corporate expenses not included in the operating segments’ results. Our segment information has been prepared in accordance with FASB ASC 280 – Segment Reporting.

Our reportable segments follow the same accounting policies as those described in Note 2 (Significant Accounting Policies). Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue and operating income of the applicable segment.

Reportable segment performance is evaluated by our chief operating decision maker using operating segment income which is defined as operating segment revenue less the cost of services and segment overhead directly attributable to the operating segment. Reportable segment income excludes certain cost of services and general and administrative expenses directly attributable to the operating segment that is managed and reported at the corporate level, and corporate general and administrative expenses. We believe this is the most accurate measure of the ongoing profitability of our operating segments.

Labor cost absorption in the following table represents costs incurred by our central service labor and resource groups (above) or under the amounts charged to the operating segments. Additionally, in the following table depreciation and amortization associated with corporate assets is allocated to our operating segments for determining operating income or loss.

The tables below present information on our reportable segments.

Operations by Reportable Segment

	Years ended December 31,

Millions of dollars	2010	2009	2008

Revenue:
Hydrocarbons	$3,969	$3,906	$3,250
Infrastructure, Government and Power	4,299	6,288	7,123
Services	1,755	1,863	1,188
Other	76	48	20

Total revenue	$10,099	$12,105	$11,581

Operating segment income:
Hydrocarbons	$400	$464	$332
Infrastructure, Government and Power	272	188	341
Services	102	96	101
Other	35	16	(2)

Operating segment income	809	764	772
Unallocated amounts:
Labor cost absorption	12	(11)	(8)
Corporate general and administrative	(212)	(217)	(223)

Total operating income	$609	$536	$541

Capital Expenditures:
Hydrocarbons	$1	$2	$1
Infrastructure, Government and Power	8	9	12
Services	2	4	3
Other	55	26	21

Total	$66	$41	$37

Equity in earnings (losses) of unconsolidated affiliates, net:
Hydrocarbons	$40	$(30)	$25
Infrastructure, Government and Power	40	27	46
Services	33	28	20
Other	24	20	(3)

Total	$137	$45	$88

Depreciation and amortization:
Hydrocarbons	$3	$3	$4
Infrastructure, Government and Power	6	5	6
Services	12	19	9
Other	41	28	30

Total	$62	$55	$49

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

Balance Sheet Information by Operating Segment

	December 31,
Millions of dollars	2010	2009

Total assets:
Hydrocarbons	$2,136	$1,906
Infrastructure, Government and Power	2,836	2,609
Services	590	578
Other	(145)	234

Total assets	$5,417	$5,327

Goodwill:
Hydrocarbons	$249	$243
Infrastructure, Government and Power	399	149
Services	287	287
Other	12	12

Total	$947	$691

Equity in/advances to related companies:
Hydrocarbons	$49	$8
Infrastructure, Government and Power	13	8
Services	33	30
Other	124	118

Total	$219	$164

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

	Years ended December 31,
Millions of dollars	2010	2009	2008

Revenue:
United States	$2,082	$2,550	$1,761
Iraq	2,891	4,239	5,033
Africa	2,094	2,260	1,538
Other Middle East	995	1,224	1,337
Asia Pacific (includes Australia)	1,030	624	719
Europe	585	607	815
Other Countries	422	601	378

Total	$10,099	$12,105	$11,581

		December 31,
Millions of dollars		2010	2009

Long-Lived Assets (PP&E):
United States		$178	$141
United Kingdom		111	42
Other Countries		66	68

Total		$355	$251

Note 6. Goodwill and Intangible Assets

Goodwill

Business Reorganization. In the first quarter of 2010, we reorganized our business into discrete business units, each focused on a specific segment of the market with identifiable customers, business strategies, and sales and marketing capabilities. Certain realigned business units are reported under the newly formed Hydrocarbons and IGP segments. We have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segment presentation with the significant changes in presentation discussed below.

In millions	Hydrocarbons	IGP	Services	Other	Total

Balance at December 31, 2008 as previously reported	159	31	397	107	694
Retroactive effect of reorganization adjustments	84	118	(118)	(84)	—

Balance at December 31, 2008 as adjusted	243	149	279	23	694
Impairment of goodwill	—	—	—	(6)	(6)
Purchase price and other adjustments	—	—	3	—	3
Reallocation adjustment	—	—	5	(5)	—

Balance at December 31, 2009	243	149	287	12	691
Acquisition of R&S	—	250	—	—	250
Acquisition of Energo	6	—	—	—	6

Balance at December 31, 2010	$249	$399	$287	$12	$947

The increase in goodwill was primarily due to the acquisition of R&S in December 2010 and Energo in April 2010. See Note 3 for further discussion of these acquired entities.

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million related to the AllStates staffing business unit in connection with our annual goodwill impairment test on September 30, 2009. The charge was primarily the result of a decline in the staffing market, the effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this reporting unit that were identified through the course of our annual planning process. As of October 1, 2010, goodwill and intangibles for this reporting unit totaled approximately $18 million, including goodwill of $12 million.

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name licensing agreements and other. As of December 31, 2010 and 2009, the cost and accumulated amortization of our intangible assets were as follows:

	At December 31,

Millions of dollars	2010	2009

Intangibles not subject to amortization	$11	$10
Intangibles subject to amortization	190	106

Total intangibles	201	116

Accumulated amortization of intangibles	(74)	(58)

Net intangibles	$127	$58

Intangibles subject to amortization are amortized over their estimated useful lives of up to 15 years. Our intangible amortization expense for the years ended December 31, 2010, 2009 and 2008 is presented below:

Millions of dollars	Intangibles amortization expense

2008	$11
2009	$15
2010	$12

Our expected intangibles amortization expense in future periods is presented below:

Millions of dollars	Expected future intangibles amortization expense

2011	$15
2012	$14
2013	$13
2014	$11
2015	$10

Note 7. Property, Plant and Equipment

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

Property, plant and equipment are composed of the following:

	Estimated Useful Lives in Years	December 31,

Millions of dollars		2010	2009

Land	N/A	$31	$31
Buildings and property improvements	5-44	212	203
Equipment and other	3-20	446	281

Total		689	515
Less accumulated depreciation		(334)	(264)

Net property, plant and equipment		$355	$251

In the fourth quarter of 2010, we recognized a $5 million impairment charge on long-lived assets associated with a technology center in our Hydrocarbons segment primarily related to equipment, land and buildings. Our Hydrocarbons segment intends to replace the function of the technology operating center through alliances and joint-ventures with third parties rather than direct ownership. As a result of our decision to sell the assets, we adjusted the carrying values to fair value as of December 31, 2010 and such fair value was based on third-party market prices for similar assets.

Note 8. Debt and Other Credit Facilities

Revolving Credit Facility

On November 3, 2009, we entered into a new syndicated, unsecured $1.1 billion three-year revolving credit agreement (the “Revolving Credit Facility”), with Citibank, N.A., as agent, and a group of banks and institutional lenders replacing our previous facility, which was terminated when we entered into the new Revolving Credit Facility. The Revolving Credit Facility is used for working capital and letters of credit for general corporate purposes and expires in November 2012. While there is no sub-limit for letters of credit under this facility, letters of credit fronting commitments at December 31, 2010 totaled $880 million, which we would seek to expand if necessary. Amounts drawn under the Revolving Credit Facility will bear interest at variable rates based either on the London interbank offered rate (“LIBOR”) plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of reference bank’s publicly announced base rate, the Federal Funds Rate plus 0.5%, or LIBOR plus 1%. The Revolving Credit Facility provides for fees on the undrawn amounts of letters of credit issued under the Revolving Credit Facility of 1.5% for performance and commercial letters of credit and 3% for all others. We are also charged an issuance fee of 0.05% for the issuance of letters of credit, a per annum commitment fee of 0.625% for any unused portion of the credit line, and a per annum fronting commitment fee of 0.25%. As of December 31, 2010, there were no outstanding advances and $278 million in letters of credit issued and outstanding under the Revolving Credit Facility.

The Revolving Credit Facility includes financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA of 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter ending after September 30, 2009 plus 100% of any increase in shareholders’ equity attributable to the sale of equity securities.

The Revolving Credit Facility contains a number of covenants restricting, among other things, our ability to incur additional liens and sales of our assets, as well as limiting the amount of investments we can make. The Revolving Credit Facility also permits us, among other things, to declare and pay shareholder dividends and/or engage in equity repurchases not to exceed $400 million in the aggregate and to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million. At December 31, 2010, the remaining limit of the above mentioned covenant that we can use to re-acquire KBR common stock or to pay dividends is approximately $137 million. Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

Letters of credit

In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.9 billion in committed and uncommitted lines of credit to support letters of credit and as of December 31, 2010 and we had utilized $623 million of our credit capacity for letters of credit, including $37 million in letters of credit issued and outstanding under various Halliburton facilities that are irrevocably and unconditionally guaranteed by our former parent. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $623 million in letters of credit outstanding on KBR lines of credit was comprised of $278 million issued under our Revolving Credit Facility and $345 million issued under uncommitted bank lines at December 31, 2010. Of the total letters of credit outstanding, $274 million relate to our joint venture operations and $22 million of the letters of credit have terms that could entitle a bank to require cash collateralization on demand. Approximately $182 million of the $278 million letters of credit issued under our Revolving Credit Facility have expiry dates close to or beyond the maturity date of the facility. Under the terms of the Revolving Credit Facility, if the original maturities date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. As the need arises, future projects will be supported by letters of credit issued under our Revolving Credit Facility or arranged on a bilateral basis. We believe we have adequate letter of credit capacity under our existing Revolving Credit Facility and bilateral lines of credit to support our operations for the next twelve months.

Halliburton has guaranteed certain letters of credit and surety bonds and provided parent company guarantees related to our performance and financial commitments on certain projects. We expect to cancel these letters of credit and surety bonds as we complete the underlying projects. We agreed to pay Halliburton a quarterly carry charge, which has increased in accordance with our extension provisions, for its guarantees of our outstanding letters of credit and surety bonds and agreed to indemnify Halliburton for all losses in connection with the outstanding credit support instruments and any new credit support instruments relating to our business for which Halliburton may become obligated following the separation. During 2009, we paid an annual fee to Halliburton calculated at 0.40% of the outstanding performance-related letters of credit, 0.80% of the outstanding financial-related letters of credit guaranteed by Halliburton and 0.25% of the outstanding guaranteed surety bonds. Effective January 1, 2010, the annual fee increased to 0.90%, 1.65% and 0.50% of the outstanding performance-related and financial-related outstanding issued letters of credit and the outstanding guaranteed surety bonds, respectively.

Nonrecourse Project Finance Debt

In 2001, Fasttrax Limited, a joint venture in which we own a 50% equity interest with an unrelated partner, was awarded a contract with the U.K. MoD to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army. Under the terms of the arrangement, Fasttrax Limited will operate and maintain the HET fleet for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner of which £12.2 million provided equity bridge financing. The bridge financing was replaced in 2005 with combined equity capital contributions and subordinated loans from the joint venture partners. The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited. See Note 15 for additional details on Fasttrax Limited non-recourse project finance debt of a VIE that is consolidated by KBR.

Note 9. United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP III and IV, and the U.S. Army Europe (“USAREUR”) contract.

Given the demands of working in Iraq and elsewhere for the U.S. government, as discussed further below, we have disagreements and have experienced performance issues with the various government customers for which we work. When performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we earn profits on our services rendered based on a combination of a fixed fee plus award fees granted by our customer. Both fees are measured as a percentage rate applied to estimated and negotiated costs. Our customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations. Award fees are based on evaluations of our performance using criteria set forth in the contract, which include non-binding monthly evaluations made by our customers in the field of operations. Although these criteria have historically been used by the Award-Fee Boards in reaching their recommendations, the amounts of award fees are determined at the sole discretion of the AFDO.

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

As a result of the AFDO’s adverse determination, in the fourth quarter of 2009, we reversed award fees that had previously been estimated as earned and recognized as revenue. Until we are able to reliably estimate fees to be awarded in the future, we will recognize award fees on the LogCAP III contract in the period they are awarded. In May 2010, we recognized an award fee of approximately $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. In September 2010, we recognized an award fee of approximately $34 million representing approximately 66% of the available award fee pool for the period of performance from September 2009 through February 2010 on task orders in Iraq and from September 2009 through May 2010 on task orders in Afghanistan, which was recorded as an increase to revenue in the third quarter of 2010.

Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work are definitized and award fees are granted, we adjusted our estimate of award fees to the actual amounts earned. We used 72% as our accrual rate through the third quarter of 2009.

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standard (“CAS”) Regulations, compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At December 31, 2010, we had open Form 1’s from the DCAA recommending suspension of payments totaling approximately $319 million associated with our contract costs incurred in prior years, of which approximately $160 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $81 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $84 million of disapproved costs for which we currently do not intend to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals or the United States Court of Federal Claims.

KBR excludes from billings to the U.S. Government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“COFC”). We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In February 2007, we received a Form 1 notice from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through

2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army previously indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. In August 2009, we received a Form 1 notice from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $24 million in payments from us bringing the total payments withheld to approximately $44 million as of December 31, 2010 out of the Form 1 notices issued to date of $103 million.

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

In 2007, we provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In October 2007, we filed a claim to recover the original $20 million that was withheld which was deemed denied as a result of no response from the contracting officer. To date, we have filed appeals to the ASBCA to recover $44 million of the amounts withheld from us which is currently in the early stages of discovery. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and, as requested, we continue to provide information to the DCMA. As of December 31, 2010, approximately $26 million of costs have been suspended under Form 1 notices and withheld from us by our customer related to this matter of which $30 million has been withheld by us from our subcontractor. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover approximately $51 million paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. We will continue working with the government and our subcontractor to resolve the remaining amounts. We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of December 31, 2010, we have outstanding Form 1 notices from the DCAA disapproving $165 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC to recover $58 million of the $80 million withheld from us by the customer. The claims proceedings are in the discovery process and no trial date has been set but is expected to occur in 2011. With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2010, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of December 31, 2010, we had withheld $41 million in payments from our subcontractors pending the resolution of these matters with our customer.

Additionally, one of our subcontractors, Tamimi, filed for arbitration to recover approximately $35 million for payments we have withheld from them pending the resolution of the Form 1 notices with our customer. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $35 million plus interest thereon and certain legal costs. As a result of the arbitration award, we recorded an additional charge of $5 million in the fourth quarter of 2010 associated with the interest due on the accrued retention payable to Tamimi and other costs awarded. We also have a claim pending in the U.S. COFC to recover the $35 million from the U.S. government and we believe it is probable that we will recover such amounts.

Transportation costs. The DCAA, in performing its audit activities under the LogCAP III contract, raised a question about our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. As of December 31, 2010, we have accrued an estimate of the cost incurred for these potentially non-compliant flights with a corresponding reduction to revenue. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

Construction services. As of December 31, 2010, we have outstanding Form 1 notices from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed in principle to be allowable and approximately $1 million unallowable. We are working with the ACO to finalize a settlement of this position. Settlement of the remaining disputed amounts is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer. As of December 31, 2010, the U.S. Navy has withheld approximately $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of December 31, 2010, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter is expected in 2011. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31, 2010, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the

Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” Three arbitration hearings took place in 2010 in Washington, D.C. primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles totaling approximately $77 million for which the arbitration panel awarded $7 million to FKTC plus an unquantified amount for repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, to be determined at a later date. No payments are expected to occur until all claims are arbitrated and awards finalized. The next arbitration hearing is scheduled to occur in May 2011 and we believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc. TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. TES filed a suit to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. As of December 31, 2010, we have recorded un-reimbursable expenses and a liability of $20 million for the full amount of the awarded damages. We have filed a notice of appeal with the Court.

Electrocution litigation. During 2008, a lawsuit was filed against KBR alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend this matter. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeal dismissed our appeal concluding it did not have jurisdiction. The case is currently proceeding with the discovery process. We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of December 31, 2010, no amounts have been accrued.

Burn Pit litigation. KBR has been served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment. In the second quarter of 2010, we filed various motions including a motion to strike an amended consolidated petition filed by the plaintiffs and a motion to dismiss which the court has taken under advisement. In the September 2010, our motion to dismiss was denied. However, our motion to strike an amended consolidated petition filed by the plaintiffs was granted. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. We intend to vigorously defend these matters. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of December 31, 2010, no amounts have been accrued.

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

The plaintiffs in all cases appealed the dismissals to the Fifth Circuit Court of Appeals which reversed and remanded the remaining cases to trial court. In July 2008, the trial court directed substantive discovery to commence including the re-submittal of dispositive motions on various grounds including the Defense Base Act and Political Question Doctrine. In February 2010, the trial court ruled in favor of the plaintiffs, denying two of our motions to dismiss the case. In March 2010, the trial court granted in part and denied in part our third motion to dismiss the case. We filed appeals on all issues with the Fifth Circuit Court of Appeals and have moved to stay all proceedings in the trial court pending the resolution of these appeals. The cases were removed from the trial docket and the Fifth Circuit Court of Appeals has heard all previous motions filed by both parties. In September 2010, the DOJ filed a brief in support of KBR’s position that the cases should be dismissed in their entirety based upon the exclusive provisions in the Defense Base Act. We are unable to determine the likely outcome of these cases at this time nor can we reliable estimate a range of possible loss, if any. Accordingly, as of December 31, 2010, no amounts have been accrued.

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

Other Matters

Claims. Included in receivables in our consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $163 million at December 31, 2010 of which $125 million is included in “Accounts receivable” and $38 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The unapproved claims at December 31, 2010 include approximately $123 million resulting from the de-obligation of 2004 and 2005 funding on certain task orders that were also subject to Form 1 notices relating to certain DCAA audit issues discussed above. This amount includes $71 million that was de-obligated in 2010 which consists of funds nearing the 5-year expiration date. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $40 million represents primarily costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at December 31, 2010 are considered to be probable of collection and have been previously recognized as revenue.

Note 10. Other Commitments and Contingencies

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

As a result of the settlement, in the fourth quarter 2008 we recorded the $402 million obligation to the DOJ and, accordingly, recorded a receivable from Halliburton for the $382 million that Halliburton was obligated to pay to the DOJ on our behalf. The resulting charge of $20 million to KBR was recorded in cost of sales of our Hydrocarbons business segment in the fourth quarter of 2008. Likewise, we recorded an obligation to the SEC in the amount of $177 million and a receivable from Halliburton in the same amount. As of December 31, 2010, Halliburton has paid all installments to the DOJ and SEC, and such payments totaled $559 million. Of the payments mentioned above, Halliburton paid $142 million in 2010 and $417 million in 2009, which have been reflected in the accompanying statement of cash flows as noncash operating activities. On October 1, 2010, we made the final payment to the DOJ related to our portion of the settlement agreement.

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

Under the terms of the Master Separation Agreement (“MSA”), Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, M. W. Kellogg Limited (“MWKL”), or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%. As of December 31, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton.

The U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of MWKL regarding the Bonny Island project. During the investigation process, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. As of December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet. Due to the indemnity from Halliburton under the MSA, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet.

In 2010, we learned that charges were filed in Nigeria against various parties including Halliburton, KBR and TSKJ Nigeria Limited based on the facts associated with our settlement of the DOJ’s FCPA investigation of the Bonny Island project. In December 2010, prior to KBR being served with a suit, Halliburton negotiated and paid a settlement with the Federal

Government of Nigeria without any admission of liability or financial impact to KBR. The settlement resulted in the dismissal of all charges against all parties. With the settlement of this matter, all known investigations in the Bonny Island project have been concluded.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing. Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us. Accordingly, we have ceased the receipt of services from and payment of fees to these agents. Fees for these agents are included in the total estimated cost for these projects at their completion. In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us. In the first and third quarters of 2009, we reduced project cost estimates by $16 million and $5 million, respectively, as a result of making such determinations. In September 2010, we executed a final settlement agreement with one of our agents in question after the agent was reviewed and approved under our policies on business conduct. Under the terms of the settlement agreement, the agent had, among other things, confirmed their understanding of and compliance with KBR’s policies on business conduct and represented that they have complied with anti-corruption laws as they relate to prior services provided to KBR. We negotiated final payment for fees to this agent on several projects in our Hydrocarbons segment resulting in an overall reduction of estimated project costs of approximately $60 million in the third quarter of 2010. As of December 31, 2010, the remaining unpaid agent fees of approximately $8 million are included in the estimated costs related to a completed project.

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

During the time that we addressed outstanding project issues and during the conduct of the arbitration, KBR believed the original design specification for the bolts was issued by Petrobras, and as such, the cost resulting from any replacement would not be our responsibility. A hearing on legal and factual issues relating to liability with the arbitration panel was held in April 2008. In June 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors. The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner. Our potential exposure would include the costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective. We believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed during the contract warranty period which expired June 30, 2006. In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter. The final arbitration arguments were made in August of 2010. Based on the damage estimates presented at this hearing, we estimate our minimum exposure, excluding interest, to be approximately $12 million representing our estimate for replacement of bolts that failed during the warranty period and were not replaced. As of December 31, 2010, we have a liability of $12 million and an indemnification receivable from Halliburton of $12 million. The amount of any remaining liability will be dependent upon the legal and factual issues to be determined by the arbitration tribunal in the final arbitration hearings. For the remaining bolts at dispute, we cannot determine that we have liability nor determine the amount of any such liability and no additional amounts have been accrued.

Any liability incurred by us in connection with the replacement of bolts that have failed to date or related to the remaining bolts at dispute in the bolt arbitration is covered by an indemnity from our former parent Halliburton. Under the MSA, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. As of December 31, 2010, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton. We do not believe any outcome of this matter will have a material adverse impact to our operating results or financial position.

Foreign tax laws

We conduct operations in many tax jurisdictions throughout the world. Tax laws in certain of these jurisdictions are not as mature as those found in highly developed economies. As a consequence, although we believe we are in compliance with such laws, interpretations of these laws could be challenged by the foreign tax authorities. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2010, we adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be adversely impacted if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Environmental

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act; and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business segments where we perform construction and industrial maintenance services or operate and maintain facilities.

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

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $20 million at December 31, 2010 and $18 million at December 31, 2009 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $165 million, $233 million and $203 million in 2010, 2009 and 2008, respectively. Future total rental payments on noncancelable operating leases are as follows:

Millions of dollars	Future rental payments

2011	$69
2012	$59
2013	$55
2014	$53
2015	$51
Beyond 2015	$508

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

601 Jefferson Building Lease. The lease amendment extends the original term of the lease to June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates. Annual base rent for the leased office space escalates ratably over the lease term from $9 million to $14 million. The lease amendment includes a leasehold improvement allowance of $29 million primarily for the construction of leasehold improvements. The lease may be terminated under a one-time option in March 2022 for all, or a portion, of the leased premises subject to a termination fee. The 601 Jefferson building is owned by a joint venture in which KBR owns 50% interest with an unrelated party owning the remaining 50% interest. The joint venture is funding the leasehold improvement allowance through joint venture partner capital contributions from each partner on a pro-rata basis.

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

Other

We had commitments to provide funds to our privately financed projects of $33 million as of December 31, 2010 and $52 million as of December 31, 2009. Commitments to fund these projects are supported by letters of credit as discussed in Note 8. At December 31, 2010, approximately $17 million of the $33 million in commitments will become due within one year.

Note 11. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years ended December 31
Millions of dollars	2010	2009	2008

Current income taxes:
Federal	$56	$(3)	$(41)
Foreign	118	99	165
State	3	7	—

Total current	177	103	124

Deferred income taxes:
Federal	15	(39)	107
Foreign	(1)	105	(13)
State	—	(1)	(6)

Total deferred	14	65	88

Provision for income taxes	$191	$168	$212

KBR is subject to a tax sharing agreement primarily covering periods prior to the separation from Halliburton which occurred in April 2007. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements related to its business activity for periods prior to its separation from Halliburton for which KBR recorded a charge to equity of $17 million in 2007. As of December 31, 2010, we have recorded a $43 million payable to Halliburton for tax related items under the tax sharing agreement. See Note 16 for further discussion related to our transactions with Halliburton.

The United States and foreign components of income from continuing operations before income taxes and noncontrolling interests were as follows:

	Years ended December 31
Millions of dollars	2010	2009	2008

United States	$105	$(128)	$(50)
Foreign	481	660	618

Total	$586	$532	$568

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and noncontrolling interests are as follows:

	Years ended December 31
	2010	2009	2008

United States Statutory Rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	(2.9)	(2.3)	1.6
Non-deductible expenses	—	0.4	1.6
State income taxes	0.2	0.9	0.1
Prior year foreign, federal and state taxes	2.1	(1.0)	(1.2)
Valuation allowance	0.2	1.7	0.1
Taxes on unincorporated joint ventures	(2.6)	(2.0)	—
Other	0.6	(1.2)	0.1

Total effective tax rate on continuing operations	32.6%	31.5%	37.3%

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31
Millions of dollars	2010	2009

Gross deferred tax assets:
Depreciation and amortization	$11	$2
Employee compensation and benefits	159	182
Construction contract accounting	109	104
Loss carryforwards	63	44
Insurance accruals	30	18
Allowance for bad debt	11	10
Accrued liabilities	23	18
Foreign tax credit carryforwards	—	16
Deferred foreign tax credit	—	1
Other	4	8

Total	$410	$403

Gross deferred tax liabilities:
Construction contract accounting	$(104)	$(101)
Intangibles	(39)	(30)
Depreciation and amortization	(16)	(11)
Deferred foreign tax credit carryforward	(8)	—
Other	(95)	(54)

Total	$(262)	$(196)

Valuation Allowances:
Loss carryforwards	(32)	(30)

Net deferred income tax asset	$116	$177

At December 31, 2010, we had $167 million of net operating loss carryforwards that expire from 2011 through 2020, loss carryforwards of $72 million that expire after 2020 and $53 million of foreign net operating loss carryforwards with indefinite expiration dates.

For the year ended December 31, 2010, our valuation allowance was increased from $30 million to $32 million primarily as a result of net operating losses for which we do not believe we will be able to utilize in certain foreign locations.

KBR is the parent of a group of domestic companies which are in the U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2003, or for non-U.S. income tax for years before 1998.

We account for uncertain tax positions in accordance with guidance in FASB ASC 740 which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

In millions	December 31, 2010

Balance at January 1, 2010	$41
Increases as a result of tax positions taken during the current year	64
Decreases as a result of tax positions taken during a prior year	(9)
Other	(1)

Balance at December 31, 2010	$95

The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $75 million as of December 31, 2010. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred U.S. federal and non-U.S. income tax benefits on uncertain tax positions related to U.S. federal and non-U.S. income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $7 million due to the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statement of income. As of December 31, 2010 and 2009, we had accrued approximately $23 million and $14 million, respectively, in interest and penalties. During the year ended December 31, 2010, 2009 and 2008, we recognized approximately $10 million, $1 million and $1 million, respectively in net interest and penalties charges related to uncertain tax positions.

As of December 31, 2010, the uncertain tax positions and accrued interest and penalties were not expected to be settled within one year and therefore are classified in noncurrent income tax payable. Increases as a result of positions taken during 2010 or in prior years were $64 million of which approximately $50 million related to balance sheet reclassifications from tax-related liability accounts or were offset by tax benefits recognized in the current year and therefore did not have an impact on the effective tax rate in 2010. The remaining $14 million increase relates primarily to uncertain tax positions that were not previously accrued and, consequently, had an unfavorable impact on our effective tax rate in 2010.

Other tax related matters. On June 28, 2007, we completed the disposition of our 51% interest in DML to Babcock International Group plc. In connection with the sale, we received $345 million in cash proceeds, net of direct transaction costs for our 51% interest in DML. The sale of DML resulted in a gain of approximately $101 million, net of tax of $115 million, in the year ended December 31, 2007. During the preparation of our 2007 tax return in 2008, we identified additional foreign tax credits upon completion of a tax pool study resulting from the sale of our interest in DML in the U.K. Approximately $11 million of the foreign tax credits were recorded as a tax benefit in discontinued operations in the third quarter of 2008.

Note 12. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

Balance at December 31, 2007	$2,235	$2,070	$319	—	$(122)	$(32)

Cumulative effect of initial adoption of accounting for defined benefit pension and other postretirement plans	(1)	—	(1)	—	—	—
Stock-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit increase related to stock-based plans	2	2	—	—	—	—
Dividends declared to shareholders	(41)	—	(41)	—	—	—
Repurchases of common stock	(196)	—	—	(196)	—	—
Distributions to noncontrolling interests	(21)	—	—	—	—	(21)
Acquisition of noncontrolling interests	2	—	—	—	—	2
Tax adjustments to noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	367	—	319	—	—	48
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	(117)	—	—	—	(107)	(10)
Pension liability adjustment, net of tax of $(85)	(226)	—	—	—	(209)	(17)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(1)	—	—	—	(1)	—
Reclassification adjustments to net income (loss)	(1)	—	—	—	(1)	—
Income tax benefit (provision) on derivatives	1	—	—	—	1	—

Comprehensive income, total	23

Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	17	17	—	—	—	—
Common stock issued upon exercise of stock options	2	2
Tax benefit decrease related to stock-based plans	(7)	(7)	—	—	—	—
Dividends declared to shareholders	(32)	—	(32)	—	—	—
Repurchases of common stock	(31)	—	—	(31)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(66)	—	—	—	—	(66)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	364	—	290	—	—	74
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	18	—	—	—	15	3
Pension liability adjustment, net of tax of $(5)	(15)	—	—	—	(18)	3
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(3)	—	—	—	(3)	—
Reclassification adjustments to net income (loss)	1	—	—	—	1	—

Comprehensive income, total	365

Balance at December 31, 2009	$2,296	$2,103	$854	$(225)	$(444)	$8

Stock-based compensation	17	17	—	—	—	—
Common stock issued upon exercise of stock options	5	5
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Adjustment pursuant to tax sharing agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(233)	—	—	(233)	—	—
Issuance of ESPP shares	3	—	(1)	4	—	—
Distributions to noncontrolling interests	(108)	—	—	—	—	(108)
Investments by noncontrolling interests	17	—	—	—	—	17
Acquisition of noncontrolling interests	(181)	(136)	—	—	(19)	(26)
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Other noncontrolling partner activity	(1)	—	—	—	—	(1)
Comprehensive income:
Net income	395	—	327	—	—	68
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	5	—	—	—	3	2
Pension liability adjustment, net of tax of $4	24	—	—	—	22	2
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	2	—	—	—	2	—
Reclassification adjustments to net income (loss)	(1)	—	—	—	(1)	—
Income tax benefit (provision) on derivatives	(1)	—	—	—	(1)	—

Comprehensive income, total	424

Balance at December 31, 2010	$2,204	$1,981	$1,157	$(454)	$(438)	$(42)

Accumulated other comprehensive income (loss)

	December 31
Millions of dollars	2010	2009	2008

Cumulative translation adjustments	$(52)	$(54)	$(69)
Pension liability adjustments	(382)	(386)	(368)
Unrealized gains (losses) on derivatives	(4)	(4)	(2)

Total accumulated other comprehensive loss	$(438)	$(444)	$(439)

Accumulated comprehensive loss for years ended December 31, 2010, 2009 and 2008 include approximately $14 million, $8 million, and $8 million for the amortization of actuarial loss, net of taxes. The year ended December 31, 2008 also includes the amortization of prior service cost of $1 million.

Shares of common stock

Millions of shares and dollars	Shares	Amount

Balance at December 31, 2008	170	$—
Common stock issued	1	—

Balance at December 31, 2009	171	—
Common stock issued	—	—

Balance at December 31, 2010	171	$—

Shares of treasury stock

Millions of shares and dollars	Shares	Amount

Balance at December 31, 2008	8	$196
Treasury stock acquired	2	29

Balance at December 31, 2009	10	225
Treasury stock acquired, net of ESPP shares issued	10	229

Balance at December 31, 2010	20	$454

Dividends

We declared dividends totaling $23 million in 2010 and $32 million in 2009. As of December 31, 2010, we had accrued dividends of $8 million.

Note 13. Stock-based Compensation and Incentive Plans

Stock Plans

In 2010, 2009, and 2008 stock-based compensation awards were granted to employees under KBR stock-based compensation plans.

KBR 2006 Stock and Incentive Plan

In November 2006, KBR established the KBR 2006 Stock and Incentive Plan (KBR 2006 Plan) which provides for the grant of any or all of the following types of stock-based awards:

•	stock options, including incentive stock options and nonqualified stock options;

•	stock appreciation rights, in tandem with stock options or freestanding;

•	restricted stock;

•	restricted stock units;

•	cash performance awards; and

•	stock value equivalent awards.

Under the terms of the KBR 2006 Plan, 10 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 3.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to cash performance awards. At December 31, 2010, approximately 4.9 million shares were available for future grants under the KBR 2006 Plan, of which approximately 1 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Transitional Stock Adjustment Plan

The KBR Transitional Stock Adjustment Plan was adopted solely for the purpose to convert Halliburton equity awards to KBR equity awards. No new awards can be made under this plan. Upon our separation from Halliburton on April 5, 2007, Halliburton stock options and restricted stock awards granted to KBR employees under Halliburton’s 1993 Stock and Incentive Plan were converted to KBR stock options and restricted stock awards. A total of 1,217,095 Halliburton stock options and 612,857 Halliburton restricted stock awards were converted into 1,966,061 KBR stock options with a weighted average exercise price per share of $9.35 and 990,080 restricted stock awards with a weighted average grant-date fair value per share of $11.01. The conversion ratio for restricted stock was based on comparative KBR and Halliburton share prices. The conversion ratio was based upon the volume weighted average stock price of KBR and Halliburton shares for a three-day average.

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

The fair value of each option was estimated based on the date of grant using the Black-Scholes Merton option pricing model. The following assumptions were used in estimating the fair value of the KBR stock options for KBR employees at the date of modification:

KBR transitional stock options assumption summary	Range

	Start	End

Expected term range (in years)	0.25	5.5
Expected volatility range	29.03%	37.43%
Risk-free interest rate range	4.5%	5.07%
Expected dividend yield range	—	—

The expected term of KBR options was based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term was utilized as we lack sufficient history to estimate an expected term for KBR options. Volatility for KBR options was based upon a blended rate that used the historical and implied volatility of common stock for KBR and selected peers. The risk-free interest rate applied to KBR options was based on the U.S. Treasury yield curve in effect at the date of modification.

KBR Stock Options

Under KBR’s 2006 Plan, effective as of the closing date of the KBR initial public offering, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our board of directors. Total number of stock options granted and the assumptions used to determine the fair value of granted options were as follows:

	Years ended December 31,
KBR stock options assumptions summary	2010	2009

Granted stock options (millions of shares)	0.8	1.4
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value per share	$9.49	$6.57

	Years ended December 31,
KBR stock options ranged assumptions summary	2010		2009

	Range		Range
	Start	End	Start	End

Expected volatility range	44.91	48.03%	50.05	68.40%
Expected dividend yield range	0.74	0.95%	0.88	1.72%
Risk-free interest rate range	1.76	2.84%	2.18	2.95%

No KBR stock options were granted in 2008. For KBR stock options granted in both 2010 and 2009, the fair value of options at the date of grant was estimated using the Black-Scholes Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. The expected term of KBR options granted in each year is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of US government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR stock-based compensation plans for the year ended December 31, 2010.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2009	2,715,835	$13.55	6.75	15.75

Granted	801,108	21.15
Exercised	(360,225)	14.44
Forfeited	(174,935)	15.48
Expired	(33,137)	17.78

Outstanding at December 31, 2010	2,948,646	$15.29	6.84	$44.77

Exercisable at December 31, 2010	1,470,750	$14.02	4.96	$24.19

The total intrinsic values of options exercised for the years ended December 31, 2010, 2009, and 2008 were $4 million, $1 million, and $4 million, respectively. As of December 31, 2010, there was $8 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.85 years. Stock option compensation expense was $5 million in 2010, $4 million in 2009 and $3 million in 2008. Total income tax benefit recognized in net income for stock-based compensation arrangements was $2 million for the period ended December 31, 2010 and $1 million for both periods ended December 31, 2009 and 2008.

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

The following table presents the restricted stock awards and restricted stock units granted, vested, and forfeited during 2010 under KBR’s 2006 Stock and Incentive Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2009	1,510,520	$21.35

Granted	358,665	21.28
Vested	(563,836)	21.78
Forfeited	(167,906)	21.24

Nonvested shares at December 31, 2010	1,137,443	$21.13

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2010, 2009, and 2008 were $21.28, $12.34, and $30.54, respectively. Restricted stock compensation expense was $12 million during 2010 and $13 million for both 2009 and 2008. Total income tax benefit recognized in net income for stock-based compensation arrangements was $4 million in 2010, $5 million in 2009 and $4 million in 2008. As of December 31, 2010, there was $18 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested was $13 million in 2010, $12 million in 2009, and $14 million in 2008 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $12 million in 2010, $15 million in 2009, and $10 million in 2008 based on the weighted-average fair value on the date of grant.

KBR Cash Performance Based Award Units (“Cash Performance Awards”)

Under KBR’s 2006 Plan, for Cash Performance Awards granted in the year 2010, performance is based 75% on average Total Shareholder Return (“TSR”), as compared to the average TSR of KBR’s peers, and 25% on KBR’s Return on Capital (“ROC”). For awards granted in the years 2009 and 2008, performance is based 50% on cumulative TSR, as compared to our peer group and 50% on KBR’s ROC. The performance award units may only be paid in cash. In accordance with the provisions of FASB ASC 718-10, the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The ROC calculation is based on the company’s weighted average net income from continuing operations plus (interest expense x (1-effective tax rate)), divided by average monthly capital from continuing operations. The ROC portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period.

Under KBR’s 2006 Plan, in 2010, we granted 25.2 million performance based award units (“Cash Performance Awards”) with a three-year performance period from January 1, 2010 to December 31, 2012. In 2009 we granted 20.4 million Cash Performance Awards with a performance period from January 1, 2009 to December 31, 2011. In 2008, we granted 24.3 million Cash Performance Awards with a performance period from January 1, 2008 to December 31, 2010. Cash Performance Awards forfeited were approximately 6 million in 2010, 4 million in 2009, and 2 million in 2008. At December 31, 2010, the outstanding balance for Cash Performance Award units was 58.4 million. No Cash Performance Awards will vest until such earned Cash Performance Awards, if any, are paid, subject to approval of the performance results by the certification committee.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2010, 2009, and 2008, we recognized $26 million, $30 million, and $16 million, respectively, in expense for the Cash Performance Awards. The expense associated with these options is included in cost of services and general and administrative expense in our consolidated statements of income. The liability for awards included in “Employee compensation and benefits” on the consolidated balance sheet were $48 million at December 31, 2010 of which $27 million will become due within one year and $49 million at December 31, 2009.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the KBR ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors shall determine otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each six-month purchase period. During 2010, our employees purchased approximately 169,000 shares through the KBR ESPP. These shares were reissued from our treasury share account.

Stock-based compensation

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

Stock-based compensation summary table	Years ended December 31
Millions of dollars	2010	2009	2008

Stock-based compensation	$17	$17	$16
Total income tax benefit recognized in net income for stock-based compensation arrangements	$6	$6	$5
Incremental compensation cost	$2	$1	$—
Tax benefit increase (decrease) related to stock-based plans	$—	$(7)	$2

Incremental compensation cost resulted from modifications of previously granted stock-based awards which allowed certain employees to retain their awards after leaving the company. Excess tax benefits realized from the exercise of stock-based compensation awards has been recognized as paid-in capital in excess of par.

Note 14. Financial Instruments and Risk Management

Foreign currency risk. Techniques in managing foreign currency risk include, but are not limited to, foreign currency investing and the use of currency derivative instruments. We selectively manage significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual U.S. dollar cash flow resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates.

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

Assets, liabilities and forecasted cash flow denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. Since 2003, we have designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income. During 2010, 2009 and 2008 no hedge ineffectiveness was recognized. Unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. We had approximately $2 million in unrealized net gains, $1 million in unrealized net losses and $1 million in unrealized net gains on these cash flow hedges as of December 31, 2010, 2009 and 2008, respectively. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2010, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 41 months. Estimated amounts to be recognized in earnings in 2010 are not significant.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries were $403 million, $406 million, and $274 million at December 31, 2010, 2009, and 2008, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.

Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high-quality investment securities with various investment institutions. We derive the majority of our revenues from engineering and construction services to the energy industry and services provided to the United States government. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectability of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheet and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. We manage our exposure to this variable-rate debt with interest rate swaps that are jointly owned through our investments. We had unrealized net losses on the interest rate cash flow hedges held by our unconsolidated subsidiaries and joint-ventures of approximately $5 million, $4 million, and $3 million as of December 31, 2010, 2009, and 2008, respectively.

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

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using

Millions of dollars	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Pension plan assets	$1,351	$753	$576	$22

Marketable securities	$16	$12	$4	$—

Derivative assets	$8	$—	$8	$—

Derivative liabilities	$2	$—	$2	$—

See Note 17 for additional details related to the fair values of our pension plan asset.

Note 15. Equity Method Investments and Variable Interest Entities

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

Equity Method Investments

Brown & Root Condor Spa (“BRC”). BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which is included in “Equity in earnings (losses) of unconsolidated affiliates”. As of December 31, 2010, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable.” In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection. An arbitration hearing occurred in January 2011 for which we expect a decision in mid-2011. We believe the amount owed to us is probable of recovery.

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

Consolidated summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Millions of dollars	2010	2009

Current assets	$2,694	$3,217
Noncurrent assets	3,949	3,973

Total assets	$6,643	$7,190

Current liabilities	$1,658	$1,804
Noncurrent liabilities	4,541	5,550
Member’s equity	444	(164)

Total liabilities and member’s equity	$6,643	$7,190

Statements of Operations

	Years ended December 31,
Millions of dollars	2010	2009	2008

Revenue	$2,497	$2,535	$2,642
Operating income	$617	$221	$79
Net income (loss)	$334	$63	$(45)

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	Year ended December 31, 2010
Unconsolidated VIEs	VIE Total assets	VIE Total liabilities	Maximum exposure to loss

(in millions, except for percentages)
U.K. Road projects	$1,506	$1,531	$30
Fermoy Road project	$240	$269	$3
Allenby & Connaught project	$2,913	$2,885	$62
EBIC Ammonia project	$604	$388	$38
Other Liquefied Natural Gas projects	$164	$148	$29

	Year ended December 31, 2009

Unconsolidated VIEs	VIE Total assets	VIE Total liabilities

(in millions, except for percentages)
U.K. Road projects	$1,660	$1,603
Fermoy Road project	$271	$295
Allenby & Connaught project	$3,037	$3,020
EBIC Ammonia project	$598	$489
Other Liquefied Natural Gas projects	$410	$467

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are variable interest entities; however, we are not the primary beneficiary of these joint ventures. Our maximum exposure to loss represents our equity investments in these ventures.

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

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of December 31, 2010, our performance through the construction phase is supported by $73 million in letters of credit and approximately $15 million in surety bonds. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of December 31, 2010, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $31 million and $2 million, respectively. The $60 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $33 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We are performing the engineering, procurement and construction (“EPC”) work for the project and operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of December 31, 2010, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $55 million and $9 million, respectively. The $29 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of December 31, 2010.

Other Liquefied Natural Gas (“LNG”) projects. We have equity ownership in two joint ventures to execute EPC projects. Our equity ownership ranges from 33% to 50%, and these joint ventures are variable interest entities. We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting. Our aggregate, maximum exposure to loss related to these entities was primarily comprised of our equity investment and contract receivables with both joint ventures. Our maximum exposure to loss primarily represent our equity investments in and other receivables due from these joint ventures.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	Year ended December 31, 2010
Consolidated VIEs	VIE Total assets	VIE Total liabilities

(in millions, except for percentages)
Fasttrax Limited project	$106	$112
Escravos Gas-to-Liquids project	$356	$423
Pearl GTL project	$174	$167
Gorgon LNG project	$347	$372

	Year ended December 31, 2009
Consolidated VIEs	VIE Total assets	VIE Total liabilities

(in millions, except for percentages)
Escravos Gas-to-Liquids project	$387	$482
Pearl GTL project	$157	$138
Gorgon LNG project	$109	$109

Fasttrax Limited project. Effective January 1, 2010, upon the adoption of the newly issued guidance in FASB ASC 810 – Consolidation, we determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting because no party absorbed the majority of the expected losses which was the determining factor under the superseded standard. We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. Upon consolidation of this joint venture, consolidated current assets increased by $26 million primarily related to cash and equivalents, consolidated noncurrent assets increased by $89 million related to property, plant and equipment, consolidated current liabilities increased by $10 million primarily related to accounts payable, and noncurrent liabilities increased by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the JV’s operations. No gain or loss was recognized by KBR upon consolidation of this VIE. Assets collateralizing the JV’s senior bonds include cash and equivalents of $21 million and property, plant, and equipment of approximately $80 million, net of accumulated depreciation of $38 million as of December 31, 2010. The bonds of the SPV, being non-recourse to KBR, are shown on the face of our condensed consolidated balance sheet as “Non-recourse project-finance debt.”

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at December 31, 2010, is summarized in the following table.

Consolidated amount of non-recourse project-finance debt of a VIE Millions of Dollars	December 31, 2010

Current non-recourse project-finance debt of a VIE consolidated by KBR	$	9
Noncurrent non-recourse project-finance debt of a VIE consolidated by KBR	$	92

Total non-recourse project-finance debt of a VIE consolidated by KBR	$	101

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million. Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which end in 2021. Subordinated notes payable to our 50% partner initially bear interest at 11.25% increasing to 16% over the term of the note through 2025. Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the note. The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five-years and beyond as of December 31, 2010:

Millions of pounds	Debt Payments

2011	£	6
2012	£	6
2013	£	6
2014	£	6
2015	£	7
Beyond 2015	£	48

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. As noted in the VIE summary table above, we own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2010 and 2009, the joint venture had approximately $84 million and $128 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Pearl GTL project. In July 2006, we were awarded, through a 50%-owned joint venture (as noted in the VIE summary table above), a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a VIE. We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.

Gorgon LNG project. As noted in the VIE summary table above, we have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant. The joint venture is considered a VIE, and, as a result of our being the primary beneficiary, we consolidate this joint venture for financial reporting purposes.

Note 16. Transactions with Former Parent and Other Related Party Transactions

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

Our balance payable to our former parent, Halliburton, at December 31, 2010 and 2009, of $43 million and $53 million, respectively, was comprised of amounts owed to Halliburton primarily for estimated outstanding income taxes under the tax sharing agreement. See Note 11 for further discussion of amounts outstanding under the tax sharing agreement.

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

Our total revenue and profit from services provided to our unconsolidated joint ventures recorded in our consolidated statements of income is presented in the table below:

	December 31,
Millions of dollars	2010	2009	2008

Revenue from services provided to unconsolidated joint ventures	$145	$166	$202
Profit from services provided to unconsolidated joint ventures	$12	$1	$28

Note 17. Retirement Plans

We have various plans that cover our employees. These plans include defined contribution plans and defined benefit plans. Our plans plan assets and obligations related to other postretirement plans are immaterial.

•

Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $64 million in 2010, $61 million in 2009, and $47 million in 2008.

Additionally, we participate in a Canadian multi-employer plan to which we contributed $12 million in 2010, $17 million in 2009, and $9 million in 2008;

•	Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service, or compensation.

We account for our defined benefit pension plan in accordance with FASB ASC 715 – Compensation – Retirement Benefits, which requires an employer to:

•	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension plan;

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit plan in the year in which the changes occur;

•	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•	disclose additional information.

Benefit obligation and plan assets

We used a December 31 measurement date for all plans in 2010 and 2009. Plan asset, expenses, and obligation for retirement plans are presented in the following tables.

	Pension Benefits
Benefit obligation	United States	Int’l	United States	Int’l

Millions of dollars	2010		2009

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$80	$1,528	$73	$1,256
Service cost	—	1	—	2
Interest cost	4	85	5	77
Plan Amendments	—	—	—	1
Curtailment	—	—	—	(8)
Foreign currency exchange rate changes	—	(52)	—	93
Actuarial (gain) loss	3	27	8	153
Benefits paid	(6)	(51)	(6)	(46)

Projected benefit obligation at end of period	$81	$1,538	$80	$1,528

Accumulated benefit obligation at end of period	$81	$1,538	$80	$1,528

	Pension Benefits
Plan assets	United States	Int’l	United States	Int’l

Millions of dollars	2010		2009

Change in plan assets
Fair value of plan assets at beginning of period	$57	$1,231	$46	$985
Actual return on plan assets	8	134	12	200
Employer contributions	6	14	5	18
Foreign currency exchange rate changes	—	(42)	—	74
Benefits paid	(6)	(51)	(6)	(46)

Fair value of plan assets at end of period	$65	$1,286	$57	$1,231

Funded status	$(16)	$(252)	$(23)	$(297)
Employer contribution	—	—	—	—

Net amount recognized	$(16)	$(252)	$(23)	$(297)

Amounts recognized on the consolidated balance sheet

Noncurrent liabilities	$(16)	$(252)	$(23)	$(297)

Weighted-average assumptions used to determine benefit obligations at measurement date

Discount rate	4.84%	5.45%	5.35%	5.84%
Rate of compensation increase	N/A	N/A	N/A	N/A

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

Plan fiduciaries of the Company’s retirement plans set investment policies and strategies and oversee its investment direction, which includes selecting investment managers, commissioning asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return and have a wide diversification of asset types, fund strategies and fund managers. Targeted asset allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

The 2011 and 2010 targeted asset allocation ranges for the International plans, by asset class, are as follows:

International Plans – Asset Class	2011 Targeted		2010 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum

Equity securities	56%	61%	48%	53%
Fixed income securities	35%	40%	43%	48%
Cash equivalents and other assets	—	4%	—	4%

The targeted asset allocation ranges for the Domestic plans for both 2011 and 2010, by asset class, are as follows:

Domestic Plans – Asset Class	Targeted Percentage Range
	Minimum	Maximum

U.S. equity securities	49%	73%
Fixed income securities	30%	44%
Cash equivalents	—	2%

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

A summary of total investments for KBR’s pension plan assets measured at fair value at December 31, 2010 is presented below. See Note 14 for a detailed description of fair value measurements and the hierarchy established for Level 1, 2 and 3 valuation inputs.

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 1	Level 2	Level 3

Asset Category at December 31, 2010
United States plan assets
U.S. equity securities	$28	$27	$1	$—
Non-U.S. equity securities	15	15	—	—
Government bonds	4	—	4	—
Corporate bonds	15	8	7	—
Mortgage backed securities	1	—	1	—
Cash and cash equivalents	2	2	—	—

Total U.S. plan assets	$65	$52	$13	$—

International plan assets
U.S. equity securities	$188	$188	$—	$—
Non-U.S. equity securities	460	440	20	—
Government bonds	269	—	269	—
Corporate bonds	293	19	274	—
Other bonds	2	2	—	—
Annuity contracts	5	—	—	5
Real estate	8	—	—	8
Cash and cash equivalents	52	52	—	—
Other	9	—	—	9

Total international plan assets	$1,286	$701	$563	$22

Total plan assets at December 31, 2010	$1,351	$753	$576	$22

Asset Category at December 31, 2009
United States plan assets
U.S. equity securities	$25	$25	$—	$—
Non-U.S. equity securities	10	10	—	—
Government bonds	4	—	4	—
Corporate bonds	15	8	7	—
Mortgage backed securities	1	—	1	—
Cash and cash equivalents	1	1	—	—
Other	1	—	1	—

Total U.S. plan assets	$57	$44	$13	$—

International plan assets
U.S. equity securities	$123	$123	$—	$—
Non-U.S. equity securities	433	433	—	—
Government bonds	266	—	266	—
Corporate bonds	344	14	330	—
Other bonds	1	—	1	—
Annuity contracts	6	—	—	6
Real estate	7	—	—	7
Cash and cash equivalents	44	44	—	—
Other	7	—	—	7

Total international plan assets	$1,231	$614	$597	$20

Total plan assets at December 31, 2009	$1,288	$658	$610	$20

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed during 2010 due to the following:

Level 3 fair value measurement rollforward for 2010

Millions of dollars	Total	Annuity Contracts	Real Estate	Other

International plan assets
Balance at December 31, 2009	$20	$6	$7	$7

Actual return on plan assets held at end of year	1	—	1	—
Purchases, sales and settlements	1	(1)	—	2

Balance at December 31, 2010	$22	$5	$8	$9

Level 3 fair value measurement rollforward for 2009

Millions of dollars	Total	Annuity Contracts	Real Estate	Other

International plan assets
Balance at December 31, 2008	$15	$6	$6	$3

Actual return on plan assets held at end of year	1	—	1	—
Purchases, sales and settlements	4	—	—	4

Balance at December 31, 2009	$20	$6	$7	$7

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2010, net of tax were as follows:

	Pension Benefits
	United States	Int’l
Millions of dollars	2010

Net actuarial loss, net of tax of $10 and $146, respectively	$19	$363

Total in accumulated other comprehensive loss	$19	$363

Expected cash flows

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $63 million to our international pension plans and $5 million to our domestic plan in 2011.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Millions of dollars	United States	Int’l
2011	$7	$53
2012	$7	$56
2013	$6	$59
2014	$7	$61
2015	$6	$65
Years 2016 – 2020	$30	$376

Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2010		2009		2008
Components of net periodic benefit cost
Service cost	$—	$1	$—	$2	$—	$8
Interest cost	4	85	5	77	4	90
Expected return on plan assets	(3)	(90)	(4)	(84)	(4)	(102)
Amortization of prior service cost	—	—	—	—	—	(1)
Settlements/curtailments	—	—	1	(4)	—	—
Recognized actuarial loss	1	18	1	11	—	12

Net periodic benefit cost	$2	$14	$3	$2	$—	$7

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
	2010		2009		2008
Discount rate	5.35%	5.84%	6.15%	5.98%	6.13%	5.70%
Expected return on plan assets	7.00%	7.00%	7.63%	7.00%	7.81%	7.00%
Rate of compensation increase	N/A	NA %	N/A	4.00%	N/A	4.30%

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2011 are as follows:

	Pension Benefits
Millions of dollars	United States	International

Actuarial (gain) loss	$1	$14
Total	$1	$14

Note 18. Recent Accounting Pronouncements

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are evaluating the impact of this account standard update. However, we do not expect the adoption of this accounting standard update will have a material impact on our financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We are evaluating the impact of this account standard update. However, we do not expect the adoption of this accounting standard update will have a material impact on our financial position, results of operations, cash flows and disclosures.

Note 19. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

	Quarter
(in millions, except per share amounts)	First	Second	Third	Fourth	Year

2010
Revenue	$2,631	$2,671	$2,455	$2,342	$10,099
Operating income	99	199	163	148	609
Income from continuing operations, net of tax	59	122	117	97	395
Net income attributable to noncontrolling interests	13	16	20	19	68
Net income attributable to KBR	46	106	97	78	327

Net income attributable to KBR per share :
Net income attributable to KBR per share – Basic	$0.29	$0.66	$0.62	$0.52	$2.08
Net income attributable to KBR per share – Diluted	$0.29	$0.66	$0.62	$0.51	$2.07

2009
Revenue	$3,200	$3,101	$2,840	$2,964	$12,105
Operating income	144	137	131	124	536
Income from continuing operations, net of tax	95	83	97	89	364
Net income attributable to noncontrolling interests	18	16	24	16	74
Net income attributable to KBR	77	67	73	73	290

Net income attributable to KBR per share :
Net income attributable to KBR per share – Basic	$0.48	$0.42	$0.46	$0.46	$1.80
Net income attributable to KBR per share – Diluted	$0.48	$0.42	$0.45	$0.45	$1.79

Net income attributable to KBR for the quarter ended December 31, 2009 includes a correction of errors related to prior periods which resulted in a decrease to net income of approximately $12 million, net of tax of $6 million, or approximately $0.08 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon criteria set forth in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

KBR, Inc.:

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 23, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
	(a)

The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 59 and pages 60 through 112 of this annual report. See index on page 58.

2.	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	119

	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2010	120

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

10.9	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.11+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

Exhibit Number	Description

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.18+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

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

*10.25+	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.26+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.27+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.28

Three Year Revolving Credit Agreement dated as of November 3, 2009 among KBR, Inc., the Lenders party thereto, BBVA Compass, as Syndication Agent, The Royal Bank of Scotland PLC, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Citigroup Global Markets Inc. and RBS Securities Inc., as Co-Lead Arrangers, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 3, 2009; File No. 1-33146)

10.29+

Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.30+

Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.31+

Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010, by and between KBR and Dennis S. Baldwin; File No. 1-33146)

Exhibit Number	Description

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP - Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors and Shareholders

KBR, Inc.:

Under the date of February 23, 2011, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, which reports appear in the December 31, 2010 Annual Report on Form 10-K of KBR, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities on a prospective basis as of January 1, 2010.

/s/    KPMG LLP

Houston, Texas

February 23, 2011

KBR, Inc.

Schedule II - Valuation and Qualifying Accounts (Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

		Additions

Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Year ended December 31, 2010:
Deducted from accounts and notes receivable:
Allowance for bad debts	$26	$13	$—		$(12)	(a)	$27

Reserve for losses on uncompleted contracts	$40	$1	$—		$(15)		$26

Reserve for potentially disallowable costs incurred under government contracts	$116	$—	$34	(b)	$(9)		$141

Year ended December 31, 2009:
Deducted from accounts and notes receivable:
Allowance for bad debts	$19	$6	$3		$(2)	(a)	$26

Reserve for losses on uncompleted contracts	$76	$3	$—		$(39)		$40

Reserve for potentially disallowable costs incurred under government contracts	$112	$—	$9	(b)	$(5)		$116

Year ended December 31, 2008:
Deducted from accounts and notes receivable:
Allowance for bad debts	$23	$1	$1		$(6)	(a)	$19

Reserve for losses on uncompleted contracts	$117	$27	$—		$(68)		$76

Reserve for potentially disallowable costs incurred under government contracts	$99	$—	$18	(b)	$(5)		$112

(a)	Receivable write-offs, net of recoveries, and reclassifications.
(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2011

KBR, INC.

By:	/s/ William P. Utt

William P. Utt

President and Chief Executive Officer

Dated: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ William P. Utt	President, Chief Executive Officer and Director

William P. Utt	(Principal Executive Officer)

/s/ Susan K. Carter	Executive Vice President and Chief Financial Officer

Susan K. Carter	(Principal Financial Officer)

/s/ Dennis Baldwin	Senior Vice President and Chief Accounting Officer

Dennis Baldwin	(Principal Accounting Officer)

/s/ W. Frank Blount	Director

W. Frank Blount

/s/ Loren K. Carroll	Director

Loren K. Carroll

/s/ Jeffrey E. Curtiss	Director

Jeffrey E. Curtiss

/s/ John R. Huff	Director

John R. Huff

/s/ Lester L. Lyles	Director

Lester L. Lyles

/s/ Richard J. Slater	Director

Richard J. Slater

EXHIBIT INDEX

Exhibit Number	Description

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

10.9	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.11+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

Exhibit Number	Description

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.18+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

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

*10.25+	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.26+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.27+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.28

Three Year Revolving Credit Agreement dated as of November 3, 2009 among KBR, Inc., the Lenders party thereto, BBVA Compass, as Syndication Agent, The Royal Bank of Scotland PLC, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Citigroup Global Markets Inc. and RBS Securities Inc., as Co-Lead Arrangers, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 3, 2009; File No. 1-33146)

10.29+

Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.30+

Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.31+

Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010, by and between KBR and Dennis S. Baldwin; File No. 1-33146)

Exhibit Number	Description

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP - Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+  Management contracts or compensatory plans or arrangements