Form 10-Q
period 2011-03-31
KBR, INC.
filed 2011-04-27
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 15, 2011, there were 151,552,430 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2010 Annual Report on Form 10-K contained in Part I under “Risk Factors”.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.

Condensed Consolidated Statements of Income

(In millions, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Services	$2,277	$2,616
Equity in earnings of unconsolidated affiliates, net	44	15

Total revenue	2,321	2,631

Operating costs and expenses:
Cost of services	2,134	2,483
General and administrative	44	49
Gain on disposition of assets, net	(1)	—

Total operating costs and expenses	2,177	2,532

Operating income	144	99
Interest expense, net	(5)	(4)
Foreign currency gains (losses), net	1	(2)
Other non-operating expense	(1)	—

Income before income taxes and noncontrolling interests	139	93
Less: Provision for income taxes	22	34

Net income	117	59
Less: Net income attributable to noncontrolling interests	12	13

Net income attributable to KBR	$105	$46

Net income attributable to KBR per share:
Basic	$0.69	$0.29

Diluted	$0.69	$0.29

Basic weighted average common shares outstanding	151	160

Diluted weighted average common shares outstanding	152	161

Cash dividends declared per share	$0.05	$—

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Balance Sheets

(In millions except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$788	$786
Receivables:
Accounts receivable, net of allowance for bad debts of $26 and $27	1,398	1,455
Unbilled receivables on uncompleted contracts	468	428

Total receivables	1,866	1,883
Deferred income taxes	190	199
Other current assets	385	394

Total current assets	3,229	3,262
Property, plant, and equipment, net of accumulated depreciation of $343 and $334 (including $81 and $80, net, owned by a variable interest entity – see Note 12)	374	355
Goodwill	951	947
Intangible assets, net	125	127
Equity in and advances to related companies	241	219
Noncurrent deferred income taxes	101	103
Noncurrent unbilled receivables on uncompleted contracts	322	320
Other assets	124	84

Total assets	$5,467	$5,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$905	$921
Due to former parent, net	43	43
Obligation to former noncontrolling interest (Note 3)	20	180
Advance billings on uncompleted contracts	593	498
Reserve for estimated losses on uncompleted contracts	26	26
Employee compensation and benefits	237	200
Current non-recourse project-finance debt of a variable interest entity (Note 12)	9	9
Other current liabilities	513	470

Total current liabilities	2,346	2,347
Noncurrent employee compensation and benefits	360	397
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 12)	97	92
Other noncurrent liabilities	148	132
Noncurrent income tax payable	108	128
Noncurrent deferred tax liability	119	117

Total liabilities	3,178	3,213

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 171,812,229 and 171,448,067 shares issued, and 151,493,710 and 151,132,049 shares outstanding	—	—
Paid-in capital in excess of par	1,989	1,981
Accumulated other comprehensive loss	(432)	(438)
Retained earnings	1,254	1,157
Treasury stock, 20,318,519 shares and 20,316,018 shares, at cost	(455)	(454)

Total KBR shareholders’ equity	2,356	2,246
Noncontrolling interests	(67)	(42)

Total shareholders’ equity	2,289	2,204

Total liabilities and shareholders’ equity	$5,467	$5,417

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$117	$59
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	4	2
Pension liability adjustments	5	3
Net unrealized gains (losses) on derivatives	(3)	3

Total other comprehensive income, net of tax	6	8

Comprehensive income	123	67
Less: Comprehensive income attributable to noncontrolling interests	(12)	(13)

Comprehensive income attributable to KBR	$111	$54

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$117	$59
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	17	15
Equity in earnings of unconsolidated affiliates	(44)	(15)
Deferred income taxes	9	(17)
Other	1	8
Changes in operating assets and liabilities:
Receivables	82	(438)
Unbilled receivables on uncompleted contracts	(27)	155
Accounts payable	(29)	(28)
Advanced billings on uncompleted contracts	80	169
Accrued employee compensation and benefits	38	74
Reserve for loss on uncompleted contracts	—	(4)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	23	(1)
Distribution of earnings from unconsolidated affiliates	9	9
Other assets	(17)	(3)
Other liabilities	(34)	12

Total cash flows provided by (used in) operating activities	225	(5)

Cash flows from investing activities:
Capital expenditures	(26)	(14)
Investment in equity method joint ventures	(8)	(4)
Investment in licensing arrangement	—	(20)

Total cash flows used in investing activities	(34)	(38)

Cash flows from financing activities:
Acquisition of noncontrolling interest	(164)	—
Payments to reacquire common stock	(2)	(1)
Distributions to noncontrolling interests, net	(37)	(7)
Payments of dividends to shareholders	(8)	(8)
Net proceeds from issuance of stock	3	—
Excess tax benefits from stock-based compensation	1	—
Return of cash collateral on letters of credit, net	5	17

Total cash flows provided by (used in) financing activities	(202)	1

Effect of exchange rate changes on cash	13	(13)
Increase (decrease) in cash and equivalents	2	(55)
Cash increase due to consolidation of a variable interest entity	—	22

Cash and equivalents at beginning of period	786	941

Cash and equivalents at end of period	$788	$908

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Noncash activities:
Noncash operating activities
Other assets (Note 8)	$—	$47
Other liabilities (Note 8)	$—	$(47)

Noncash financing activities
Dividends declared	$8	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our consolidated results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2011 or any other future periods.

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

Our condensed consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method is used when we do not have the ability to exert significant influence. Intercompany accounts and transactions are eliminated.

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

	Three Months Ended March 31,
Millions of shares	2011	2010
Basic weighted average common shares outstanding	151	160
Stock options and restricted shares	1	1

Diluted weighted average common shares outstanding	152	161

The amount of antidilutive weighted average shares was immaterial for the three months ended March 31, 2011. The diluted earnings per share calculation did not include 1.4 million antidilutive weighted average shares for the three months ended March 31, 2010.

Note 3. Business Combinations and Other Transactions

Business Combinations

ENI Holdings, Inc. (the “Roberts & Schaefer Company”). On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries.

The purchase price was $280 million plus preliminary net working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to post-closing adjustments. The purchase price is subject to an escrowed holdback amount of $43 million to secure post-closing working capital adjustments, indemnifications obligations of the sellers and other contingent obligations related to the operations of the business. During the first quarter of 2011, we recorded an increase to goodwill of approximately $3 million primarily associated with additional purchase consideration payable to the seller based upon our estimates of post-closing working capital adjustments and final valuation of acquired intangible assets. R&S’ operating results are reported in our IGP segment.

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. The initial purchase price of $164 million was paid on January 5, 2011. In addition, we agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Furthermore, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of March 31, 2011, we had recorded a net liability of approximately $20 million recorded as “Obligation to former noncontrolling interest” reflecting our estimate of future proceeds from certain receivables owed to MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia which is nearing completion. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our consolidated income statement for the three months ended March 31, 2011.

Note 4. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

	March 31,	December 31,
Millions of dollars	2011	2010
Probable unapproved claims	$26	$19
Probable unapproved change orders	3	10
Probable unapproved change orders related to unconsolidated subsidiaries	—	3

As of March 31, 2011, the probable unapproved claims related to several completed projects. Contracts with probable unapproved claims that will likely not be settled within one year totaled $20 million at March 31, 2011, and $19 million at December 31, 2010, and are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. See Note 7 for a discussion of U.S. government contract claims, which are not included in the table above.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in U.S. Federal Court to recognize the award in the U.S. of approximately $356 million plus interest thereon until paid. PEMEX initiated an appeal and a stay related to the enforcement of the judgment which was granted by the Lower District Court and PEMEX was required to post collateral of $395 million with the court registry.

PEMEX attempted to nullify the award in Mexican court which was rejected by the Mexican trial court. PEMEX has filed additional appeals in the Mexican Courts. We will respond to further efforts by PEMEX to nullify our award as may be required. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of March 31, 2011. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

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

The table below presents information on our reportable business segments.

	Three Months Ended March 31,
Millions of dollars	2011	2010
Revenue:
Hydrocarbons	$1,047	$922
Infrastructure, Government and Power	855	1,274
Services	397	415
Other	22	20

Total revenue	$2,321	$2,631

Operating segment income:
Hydrocarbons	$99	$76
Infrastructure, Government and Power	61	46
Services	13	21
Other	12	9

Operating segment income	185	152

Unallocated amounts:
Labor cost absorption	3	(4)
Corporate general and administrative	(44)	(49)

Total operating income	$144	$99

Note 6. Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $207 million at March 31, 2011 and $136 million at December 31, 2010. We expect to use the cash on these projects to pay project costs.

Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit. Our current restricted cash is included in “Other current assets” and our non-current restricted cash is included in “Other assets” on our condensed consolidated financial statements. Our restricted cash balances are presented in the table below:

	March 31,	December 31,
Millions of dollars	2011	2010
Current restricted cash	$7	$11
Non-current restricted cash	8	10

Total restricted cash	$15	$21

Note 7. United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP III and IV.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. Both fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. For task orders under an award fee arrangement, our customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations. The amounts of award fees are determined at the sole discretion of the AFDO.

During the first quarter of 2010, we determined that we could no longer reliably estimate fees to be awarded by the AFDO and, accordingly, adjusted our accrual rate to 0%. Until such time as we are able to resume making reliable fee estimates on the LogCAP III contract, we will recognize award fees only when awarded. No award fees were awarded to us in the first quarter of 2010. During the first quarter of 2011, we were awarded and recognized revenue for award fees of $16 million representing approximately 53% of the available award fee pool for the periods of performance from March 2010 through August 2010 on task orders in Iraq. We were awarded ratings of “very good” on these task orders.

In August of 2010, we executed a contract modification to the LogCAP III contract on the base life support task order in Iraq that resulted in an increase to our base fee on costs incurred and an increase in the maximum award fee on negotiated costs for the period of performance from September 2010 through February 2011. We expect to receive award fees for this period of performance during the third quarter of 2011. During the first quarter of 2011, we finalized negotiations with our customer and converted the task order from cost-plus-base-fee and award fee to cost-plus-fixed-fee for the period of performance beginning in March 2011. We recognize revenues for the fixed-fee component on the basis of proportionate performance as services are performed.

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At March 31, 2011, open Form 1’s from the DCAA recommending suspension of payments totaling approximately $377 million associated with our contract costs incurred in prior years, of which approximately $162 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $78 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $84 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

KBR excludes from billings to the U.S. Government costs that are unallowable, expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced at the time we identify and estimate potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR and CAS, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. The Army previously indicated that not all task orders and subcontracts had been reviewed and that they may make additional adjustments. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $24 million in payments from us bringing the total payments withheld to approximately $44 million as of March 31, 2011 out of the Form 1’s issued to date of $103 million.

The Army indicated that they believe our LogCAP III contract prohibits us and our subcontractors from billing costs of privately acquired security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit us or any of our subcontractors from using private security services to provide force protection to KBR or subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Further, we have not paid our subcontractors any additional compensation for security services. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by us or our subcontractors, even if they incurred costs for private force protection services. Therefore, we do not agree with the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs.

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. To date, we have filed appeals to the ASBCA to recover $44 million of the amounts withheld from us. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and, as requested, we continue to provide information to the DCMA. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of March 31, 2011, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a claim to the ASBCA to recover the $51 million of the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of March 31, 2011, we have outstanding Form 1’s from the DCAA disapproving $164 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC to recover $55 million of the $82 million withheld from us by the customer. The claims proceedings are in the discovery process and no trial date has been set but is expected to occur in 2011. With respect to questions raised regarding billing in accordance with contract terms, as of March 31, 2011, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of March 31, 2011, we had withheld $38 million in payments from our subcontractors pending the resolution of these matters with our customer.

In 2009, one of our subcontractors, Tamimi, filed for arbitration to recover approximately $35 million for payments we have withheld from them pending the resolution of the Form 1’s with our customer. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest thereon and certain legal costs. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government and we believe it is probable that we will recover such amounts. Additionally, in March 2011, the U.S. government filed a counterclaim alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The government seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. We have evaluated the government’s counterclaim and believe it to be without merit. Trial for the claims in the U.S. COFC is scheduled to begin in June 2011.

Transportation costs. In 2007, the DCAA, raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our March 31, 2011 and December 31, 2010 accompanying balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 form the DCAA disapproving certain personnel replacement costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances. We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We believe the risk of loss associated with the disallowance of these costs is remote. As of March 31, 2011, we had not accrued any amounts related to this matter.

Construction services. As of March 31, 2011, we have outstanding Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed to be allowable and approximately $1 million unallowable. Settlement of the remaining disputed amounts is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer. As of March 31, 2011, the U.S. Navy has withheld approximately $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of March 31, 2011, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations and Litigation

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

Electrocution litigation. During 2008, a lawsuit was filed against KBR alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend this matter. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeal dismissed our appeal concluding it did not have jurisdiction. The case is currently proceeding with the discovery process. We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of March 31, 2011, no amounts have been accrued.

Burn Pit litigation. KBR has been served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment. We filed a motion to strike an amended consolidated petition filed by the plaintiffs which was granted by the Court. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. We intend to vigorously defend these matters. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of March 31, 2011, no amounts have been accrued.

Convoy Ambush litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR. In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone. In September 2006, the case was dismissed based upon the court’s ruling that it lacked jurisdiction because the case presented a non-justiciable political question. Subsequently, three additional suits were filed, arising out of insurgent attacks on other convoys that occurred in 2004 and were likewise dismissed as non-justiciable under the Political Question Doctrine. Currently, the cases are stayed pending our appeal in the Fifth Circuit Courts of Appeals on various grounds and we anticipated the appeal will be assigned to a three judge panel to be heard later in 2011. We are unable to determine the likely outcome of these cases at this time nor can we reliably estimate a range of possible loss, if any. Accordingly, as of March 31, 2011, no amounts have been accrued.

DOJ False Claims Act complaint. In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms. The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security. We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under LogCAP III. We have filed motions to dismiss the complaint which are currently pending. We have not adjusted our revenues or accrued any amounts related to this matter.

Other Matters

Claims. Included in receivables in our consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $147 million at March 31, 2011 of which $120 million is included in “Accounts receivable” and $27 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $120 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $27 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at March 31, 2011 are considered to be probable of collection and have been previously recognized as revenue.

Note 8. Other Commitments and Contingencies

Foreign Corrupt Practices Act (“FCPA”) investigations

In February 2009, KBR LLC entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. KBR LLC pled guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian government officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the master separation agreement, while we were obligated to pay $20 million. We also agreed to a period of organizational probation of three years, during which we retain a monitor who assesses our compliance with the plea agreement and evaluates our FCPA compliance program over the three year period, with periodic reports to the DOJ. In addition, we settled a civil enforcement action by the SEC which called for Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which was payable by Halliburton pursuant to the indemnification under the master separation agreement. As of December 31, 2010, all criminal and civil penalties to the DOJ and SEC were paid.

In addition to the DOJ and SEC investigations, the U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of M. W. Kellogg Limited (“MWKL”) regarding the Bonny Island project. During the investigation, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. As of December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet. Due to the indemnity from Halliburton under the master separation agreement, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet. As of March 31, 2011, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton. All amounts due to the SFO were paid during the first quarter of 2011.

In addition, Halliburton settled corruption allegation claims asserted by the Federal Government of Nigeria in late 2010. The settlement provided a complete release to KBR and all of its affiliates and related companies in connection with any liability for matters related to the Bonny Island project in Nigeria.

Under the terms of the master separation agreement, Halliburton has agreed to indemnify us, and any of our greater than 50%-owned subsidiaries, for our share of fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed by a governmental authority of the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria or a settlement thereof relating to FCPA and related corruption allegations, which could involve Halliburton and us through The M. W. Kellogg Company, MWKL, or their or our joint ventures in projects both in and outside of Nigeria, including the Bonny Island, Nigeria project. Halliburton’s indemnity will not apply to any other losses, claims, liabilities or damages assessed against us as a result of or relating to FCPA matters and related corruption allegations or to any fines or other monetary penalties or direct monetary damages, including disgorgement, assessed by governmental authorities in jurisdictions other than the United States, the United Kingdom, France, Nigeria, Switzerland or Algeria, or a settlement thereof, or assessed against entities such as TSKJ, in which we do not have an interest greater than 50%.

With the settlement of the DOJ, SEC, SFO and Nigerian investigations, all known investigations in the Bonny Island project have been concluded. We are not aware of any other corruption allegations against us by governmental authorities in foreign jurisdictions.

Commercial Agent Fees

We have, both before and after the separation from our former parent, used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing. Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us. Accordingly, we ceased the receipt of services from and payment of fees to these agents. Fees for these agents are included in the total estimated cost for these projects at their completion. In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents violated the terms of their contracts with us. In the first quarter of 2011, we reduced project cost estimates for the remaining unpaid agent fees on the Bonny Island project which resulted in an increase of $4 million to operating income in our condensed consolidated statements of income.

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

In 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors. The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner. Our potential exposure includes the costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective. We believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed during the contract warranty period which expired June 30, 2006. In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter. The final arbitration arguments were made in August of 2010. Based on the damage estimates presented at this hearing, we estimate our minimum exposure, excluding interest, to be approximately $12 million representing our estimate for replacement of bolts that failed during the warranty period and were not replaced. As of March 31, 2011 and December 31, 2010, we have recorded a liability of $12 million to Petrobras for the failed bolts. We also have recorded an indemnification receivable from Halliburton of $12 million pursuant to the indemnification under the Master Separation Agreement. The amount of any remaining liability will be dependent upon the legal and factual issues to be determined by the arbitration tribunal in the final arbitration hearings. For the remaining bolts at dispute, we cannot determine that we have liability nor determine the amount of any such liability and no additional amounts have been accrued.

Any liability incurred by us in connection with the replacement of bolts that have failed to date or related to the remaining bolts at dispute in the bolt arbitration is covered by an indemnity from our former parent Halliburton. Under the MSA, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. As of March 31, 2011, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton. We do not believe any outcome of this matter will have a material adverse impact to our operating results or financial position.

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

We continue to monitor site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $13 million.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions and accordingly, no amounts have been accrued for potential liabilities.

Letters of credit

In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.9 billion in committed and uncommitted lines of credit to support letters of credit and as of March 31, 2011, we had utilized $600 million of our credit capacity for letters of credit, including $36 million in letters of credit issued and outstanding under various Halliburton facilities that are irrevocably and unconditionally guaranteed by our former parent. We expect to cancel the Halliburton guaranteed letters of credit and surety bonds before or as we complete the underlying projects. The $600 million in letters of credit outstanding on KBR lines of credit was comprised of $268 million issued under our Revolving Credit Facility and $332 million issued under uncommitted bank lines as of March 31, 2011. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $19 million at March 31, 2011 and $20 million at December 31, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

As of March 31, 2011, the payable balance to our former parent, Halliburton, was approximately $43 million and was comprised primarily of net amounts owed to Halliburton under the tax sharing agreement for estimated income taxes and indemnification receivables due from Halliburton under the master separation agreement. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at March 31, 2011 and relates to income taxes primarily for the years from 2001 through 2006. Although we believe we have appropriately accrued for these amounts owed to Halliburton, there may be differences of interpretation between us and Halliburton regarding the terms of the tax sharing agreement which may result in changes to the amounts ultimately paid to or received from Halliburton for income taxes at the time of settlement. Under the master separation agreement, Halliburton agreed to indemnify us for certain penalties and fines, including reimbursement of certain legal fees, associated with the FCPA and other corruption allegations as discussed in Note 8. At March 31, 2011, we had recorded an indemnification receivable of $6 million associated with the settlement of the U.K. SFO investigation. The remaining balance as of March 31, 2011 is associated with various other amounts payable to or receivable from Halliburton resulting from our separation in 2007 which we will continue to evaluate prior to final settlement with Halliburton.

Other

We had commitments to provide funds to our privately financed projects of $35 million as of March 31, 2011 and $33 million as of December 31, 2010. Commitments to fund these projects are supported by letters of credit as described above. At March 31, 2011, approximately $17 million of the $35 million in commitments will become due within one year.

Note 9. Income Taxes

Our effective tax rate was approximately 16% for the three months ended March 31, 2011 and 36% for the three months ended 2010. Our effective tax rate for the three months ended March 31, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In addition, we recognized discrete tax benefits from the execution of tax planning strategies and from the reduction of deferred tax liabilities recorded in prior periods as a result of changes in estimates of the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership. The tax liability that will result from ultimate liquidation of the Australian joint venture is dependent upon the amount and timing of the debts to be discharged by the administrator. Although we do not control the administrator, we anticipate the joint venture will be liquidated in 2011. As a result, the deferred tax liabilities may be further adjusted based on actions taken by the administrator and timing of the wind-up and liquidation process. Our effective tax rate excluding discrete items was approximately 32% for the first three months of 2011.

Our effective tax rate for the three months ended March, 31, 2010 was higher than the U.S. statutory tax rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.

Note 10. Shareholders’ Equity

The following table summarizes our shareholders’ equity activities during the three months ended March 31, 2011:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2010	$2,204	$1,981	$1,157	(454)	$(438)	$(42)

Stock-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit increase related to stock-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(8)	—	(8)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1			1
Distributions to noncontrolling interests	(37)	—	—	—	—	(37)
Comprehensive income:
Net income	117	—	105	—	—	12
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	4	—	—	—	4	—
Pension liability adjustment, net of tax	5	—	—	—	5	—
Net unrealized gains (losses) on derivatives	(3)	—	—	—	(3)	—

Total	123

Balance at March 31, 2011	$2,289	$1,989	$1,254	$(455)	$(432)	$(67)

The following table summarizes our shareholders’ equity activities during the three months ended March 31, 2010:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8

Stock-based compensation	4	4	—	—	—	—
Repurchases of common stock	(1)	—	—	(1)	—	—
Issuance of ESPP shares	2			2
Distributions to noncontrolling interests	(7)	—	—	—	—	(7)
Consolidation of Fasttrax Limited	(7)	—	—	—	—	(7)
Comprehensive income:
Net income	59	—	46	—	—	13
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	2	—	—	—	3	(1)
Pension liability adjustment, net of tax	3	—	—	—	2	1
Net unrealized gains (losses) on derivatives	3	—	—	—	3	—

Total	67

Balance at March 31, 2010	$2,354	$2,107	$900	$(224)	$(436)	$7

Accumulated other comprehensive loss consisted of the following balances:

	March 31,	December 31,
Millions of dollars	2011	2010
Cumulative translation adjustments	$(48)	$(52)
Pension liability adjustments	(377)	(382)
Unrealized losses on derivatives	(7)	(4)

Total accumulated other comprehensive loss	$(432)	$(438)

Note 11. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total Fair Value at Reporting Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$16	$13	$3	$—
Derivative assets	$3	$—	$3	$—
Derivative liabilities	$7	$—	$7	$—

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

Note 12. Equity Method Investments and Variable Interest Entities

Equity Method Investments

The following is a description of our significant investments accounted for on the equity method of accounting that are not variable interest entities. We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting.

Brown & Root Condor Spa (“BRC”). BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which was included in “Equity in earnings (losses) of unconsolidated affiliates” on the condensed consolidated statements of income. As of March 31, 2011, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable” on the condensed consolidated balance sheets. In the fourth quarter of 2008, we filed for arbitration in an attempt to force collection. A final arbitration hearing occurred in January 2011 for which we expect a decision in mid-2011. We believe the amount owed to us is probable of recovery.

Variable Interest Entities

The majority of our joint ventures are variable interest entities. We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810. FASB ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810-10. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and significant, contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts, and other subordinated financial support.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of March 31, 2011
Unconsolidated VIEs	Total assets	Total liabilities	Maximum exposure to loss
(in millions, except for percentages)
U.K. Road projects	$1,538	$1,568	$31
Fermoy Road project	$254	$277	$2
Allenby & Connaught project	$3,107	$3,073	$68
EBIC Ammonia project	$639	$397	$40

	As of December 31, 2010
Unconsolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
U.K. Road projects	$1,506	$1,531
Fermoy Road project	$240	$269
Allenby & Connaught project	$2,913	$2,885
EBIC Ammonia project	$604	$388

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

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of March 31, 2011, our performance through the construction phase is supported by $72 million in letters of credit and approximately $16 million in surety bonds. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of March 31, 2011, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $35 million and $2 million, respectively. The $66 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $35 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and continue to provide operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of March 31, 2011, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $60 million and $9 million, respectively. The $31 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of March 31, 2011.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	As of March 31, 2011
Consolidated VIEs	Total assets	Total Liabilities
(in millions, except for percentages)
Fasttrax Limited project	$113	$119
Escravos Gas-to-Liquids project	$400	$466
Pearl GTL project	$177	$172
Gorgon LNG project	$418	$477

	As of December 31, 2010
Consolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
Fasttrax Limited project	$106	$112
Escravos Gas-to-Liquids project	$356	$423
Pearl GTL project	$174	$167
Gorgon LNG project	$347	$372

Fasttrax Limited project. In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the United Kingdom Ministry of Defense (“MOD”) a fleet of new heavy equipment transporters (“HETs”) capable of carrying a Challenger II tank. The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The JV’s entity structure includes a parent entity and its 100%-owned subsidiary, Fasttrax Ltd (the “SPV”). KBR and its partner each own 50% of the parent entity.

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at March 31, 2011, is summarized in the following table and are also reflected on the face of our condensed consolidated balance sheet. Assets collateralizing the JV’s senior bonds include cash and equivalents of $26 million and property, plant, and equipment of approximately $81 million, net of accumulated depreciation of $42 million as of March 31, 2011.

Consolidated amount of non-recourse project-finance debt of a VIE Millions of Dollars	March 31, 2011
Current non-recourse project-finance debt of a VIE consolidated by KBR	$9
Noncurrent non-recourse project-finance debt of a VIE consolidated by KBR	$97

Total non-recourse project-finance debt of a VIE consolidated by KBR	$106

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at March 31, 2011 and December 31, 2010, the joint venture had approximately $131 million and $84 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Pearl GTL project. In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed in 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a VIE and we determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes.

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant. The joint venture is considered a VIE and we determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes.

Note 13. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Interest cost	$1	$21	$1	$22
Expected return on plan assets	(1)	(24)	(1)	(23)
Recognized actuarial loss	—	5	—	5

Net periodic benefit cost	$—	$2	$—	$4

For the three months ended March 31, 2011, we contributed approximately $45 million of the $63 million we currently expect to contribute in 2011 to our international plans, and less than $1 million of the $5 million we currently expect to contribute to our domestic plans in 2011.

Note 14. Recent Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by ASC 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this accounting standard update will apply to future business combinations and is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2010 Annual Report on Form 10-K.

Business Environment and Results of Operations

Business Environment

Hydrocarbon Markets

We provide a full range of engineering, procurement and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, refining and other projects. We serve customers in the gas monetization, oil and gas, petrochemical, refining and chemical markets throughout the world. Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures in our construction market sectors.

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008. We have indications that the hydrocarbons market in most international regions has partially recovered from the worldwide economic recession and financial market condition. We continue to see long term growth in environmentally and economically driven energy projects and for related licensed process technologies for offshore gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Feasibility studies and front-end engineering and design projects remain steady reflecting our clients’ intentions to invest in capital intensive energy projects, albeit releasing and proceeding with projects in phases and conducting increased levels of economic analysis. For construction and maintenance in the United States, we see an improving market with a return of larger projects driven by low natural gas prices, improved refining utilization and increasing energy demands.

Infrastructure, Government and Power Markets (“IGP”)

A significant portion of our IGP business segment’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. These operations represented one of the largest military deployments since World War II, which has caused a parallel increase in government spending. The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III, LogCAP IV and other contracts which are competitively bid. KBR is the only company providing services under the LogCAP III contract. The U.S. government continues to transition work from LogCAP III to LogCAP IV, which is a multiple award contract where three contractors, including KBR, can each bid and potentially win specific task orders. As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue through 2011 as U.S. troops exit Iraq. We continue to expect the U.K. military will remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities maintenance. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. We also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure, particularly related to the quality of water, wastewater, roads and transit, airports, and educational facilities which has historically declined while demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects, however, the economic recession has caused markets to remain flat in America and the U.K., which has resulted in delays or slow start-ups to major projects.

In the industrial sector, we operate in a number of markets, including forest products, advanced manufacturing, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements while the minerals and metals markets are showing strong growth as a result of global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Activity in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial and institutional buildings, general industrial and manufacturing. We continue to see an increase in bid requests and feasibility estimates from our clients and expect a number of our markets to strengthen throughout 2011 and beyond.

For a more detailed discussion of the results of operations for each of our business groups and business units, corporate general and administrative expense, income taxes and other items, see “Results of Operations” below.

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. Both fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. For task orders under an award fee arrangement, our customer is contractually obligated to periodically convene Award-Fee Boards, which are comprised of individuals who have been designated to assist the Award Fee Determining Official (“AFDO”) in making award fee determinations. The amounts of award fees are determined at the sole discretion of the AFDO.

During the first quarter of 2010, we determined that we could no longer reliably estimate fees to be awarded by the AFDO and, accordingly, adjusted our accrual rate to 0%. Until such time as we are able to resume making reliable fee estimates on the LogCAP III contract, we will recognize award fees only when awarded. No award fees were awarded to us in the first quarter of 2010. During the first quarter of 2011, we were awarded and recognized revenue for award fees of $16 million representing approximately 53% of the available award fee pool for the periods of performance from March 2010 through August 2010 on task orders in Iraq. We were awarded ratings of “very good” on these task orders.

In August of 2010, we executed a contract modification to the LogCAP III contract on the base life support task order in Iraq that resulted in an increase to our base fee on costs incurred and an increase in the maximum award fee on negotiated costs for the period of performance from September 2010 through February 2011. We expect to receive award fees for this period of performance during the third quarter of 2011. During the first quarter of 2011, we finalized negotiations with our customer and converted the task order from cost-plus-base-fee and award fee to cost-plus-fixed-fee for the period of performance beginning in March 2011. We recognize revenues for the fixed-fee component on the basis of proportionate performance as services are performed.

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

For purposes of reviewing the results of operations, “business unit income” is calculated as revenue less cost of services managed and reported by the business unit and are directly attributable to the business unit. Business unit income excludes corporate, general, and administrative expenses and other non-operating income and expense items.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenue by Business Unit

	Three Months Ended March 31,
Millions of dollars	2011	2010	Dollar Change	Percentage Change
Revenue: (1)
Hydrocarbons:
Gas Monetization	$746	$675	$71	11%
Oil & Gas	121	84	37	44%
Downstream	136	133	3	2%
Technology	44	30	14	47%

Total Hydrocarbons	1,047	922	125	14%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	605	1,010	(405)	(40)%
International Government and Defence	69	94	(25)	(27)%
Infrastructure and Minerals	120	73	47	64%
Power and Industrial	61	97	(36)	(37)%

Total IGP	855	1,274	(419)	(33)%

Services	397	415	(18)	(4)%
Ventures	17	15	2	13%
Other	5	5	—	—

Total revenue	$2,321	$2,631	$(310)	(12)%

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

Income (loss) by Business Unit

	Three Months Ended March 31,
Millions of dollars	2011	2010	Dollar Change	Percentage Change
Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$64	$53	$11	21%
Oil & Gas	24	16	8	50%
Downstream	19	22	(3)	(14)%
Technology	18	12	6	50%

Total job income	125	103	22	21%
Gain (loss) on sales of assets	1	—	1	—
Divisional overhead	(27)	(27)	—	—

Total Hydrocarbons	99	76	23	30%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	55	36	19	53%
International Government and Defence	17	18	(1)	(6)%
Infrastructure and Minerals	29	18	11	61%
Power and Industrial	6	14	(8)	(57)%

Total job income	107	86	21	24%
Divisional overhead	(46)	(40)	(6)	(15)%

Total IGP	61	46	15	33%

Services:
Job income	32	37	(5)	(14)%
Divisional overhead	(19)	(16)	(3)	(19)%

Total Services	13	21	(8)	(38)%

Ventures:
Job income	11	9	2	22%
Divisional overhead	(1)	(1)	—	—

Total Ventures	10	8	2	25%

Other:
Job income	4	2	2	100%
Divisional overhead	(2)	(1)	(1)	(100)%

Total Other	2	1	1	100%

Total business unit income	$185	$152	$33	22%

Unallocated amounts:
Labor costs absorption (1)	3	(4)	7	175%
Corporate general and administrative	(44)	(49)	5	10%

Total operating income	$144	$99	$45	45%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Hydrocarbons Business Segment

Gas Monetization. Revenue from Gas Monetization increased in the first quarter of 2011 by $71 million compared to 2010 primarily due to increased activity from the Gorgon LNG and Escravos GTL projects. Revenue from these projects increased $73 million in the aggregate compared to the first quarter of 2010 primarily as a result increased progress. Revenue further increased during the quarter by approximately $15 million as a result of the sale of our interest in an unconsolidated joint venture to construct an LNG plant in Indonesia as well as the release of commercial agent fee accruals associated with a completed LNG project in Nigeria. Partially offsetting these increases in revenue was a decline in revenue of approximately $28 million due to lower procurement and subcontractor activity on the Skikda LNG project.

Gas Monetization job income increased approximately $11 million in the first quarter of 2011 compared to the same period of the prior year. Job income increased $23 million as a combined result of increased activity on the EPCM portion of the Gorgon LNG project, higher incentive fee estimate related to the Pearl GTL project, sale of our interest in an unconsolidated joint venture and the reversal of commercial agent fees on a completed LNG project. Partially offsetting these increases in job income were decreases of approximately $12 million due to lower activity on the Skikda LNG project.

Oil & Gas. Revenue in Oil & Gas increased by $37 million and job income increased by $8 million in the first quarter of 2011 over the same period of the prior year. The increase in revenue and job income is primarily due to the start of several new technical service projects, higher progress and additional scopes of work on existing projects.

Downstream. Downstream revenue in the first quarter of 2011 increased by $3 million compared to the same period in 2010 primarily due to increased activity on newly awarded and other existing projects in the Americas region and higher progress on refining and petrochemical projects in the Middle East which contributed approximately $30 million in the aggregate to the increase in revenue. These increases in revenue were partially offset by lower revenues of $25 million on projects in the Middle East which were either completed or nearing completion as of the first quarter of 2011. Downstream job income in the first quarter of 2011 decreased approximately $3 million as compared to the same period of the prior year primarily driven by lower job income on projects in the Middle East that were either completed or nearing completion as of the first quarter of 2011.

Technology. Technology revenue and job income in the first quarter of 2011 increased $14 million and $6 million over the same period of the prior year, respectively, primarily due to the progress achieved on a new grassroots ammonia, urea and granulation complex project in Brazil, two new ammonia plant projects in Argentina and China as well as a new petrochemical plant in China which collectively contributed approximately $25 million to the increase in Technology revenue and approximately $10 million to the increase in Technology job income. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several projects located in Turkmenistan, Korea, and Angola.

Infrastructure, Government and Power (“IGP”) Business Segment

North America Government and Defense (“NAGD). Revenue from NAGD decreased approximately $405 million in the first quarter of 2011 over the same period of the prior year. The decrease in NAGD revenue includes a $538 million decline primarily resulting from an overall reduction in volume for U.S. military support activities mostly in Iraq under our LogCAP III contract due to the continued reductions in staff and personnel on the project as military bases have closed and combat troop levels declined. We expect to continue providing services on certain task orders throughout the year. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $116 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq beginning in the second half of 2011.

Job income from NAGD increased by approximately $19 million in the first quarter of 2011 over the same period of the prior year primarily due to award fees recognized of $16 million on the LogCAP III contract, which was essentially offset by overall lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in Iraq and Afghanistan. Also contributing to the increase in job income was increased activity on the LogCAP IV contract, a gain from a change order settlement related to the completed Skopje Embassy project, and lower unallowable costs compared to the first quarter of 2011.

International Government and Defence (“IGD”). Revenue from IGD decreased approximately $25 million and job income decreased $1 million in the first quarter of 2011 compared to the same period of the prior year. The decrease in revenue and job income was primarily related to lower activity on the Temporary Deployable Accommodation project. Partially offsetting this decrease are increases in revenue and job income related to new projects in 2011.

Infrastructure and Minerals (“I&M”). Revenue from I&M increased approximately $47 million in the first quarter of 2011 over the same period of the prior year primarily due to the addition of project revenue from the acquisition of R&S in late 2010, increased activity on various engineering projects and incentives earned on a project in Australia. This increased revenue was partially offset by lower overall activity on several projects that were either completed or scaled down as a result of the certain economic conditions. Job income from I&M increased $11 million in the first quarter of 2011 over the same period of the prior year primarily as a result of a project incentive earned on a transport project and increased R&S activity partially offset by a decline in activity related to the recent flooding in Queensland, Australia and other completed projects.

Power and Industrial (“P&I”). Revenue from P&I decreased approximately $36 million, and job income decreased $8 million in the first quarter of 2011 over the same period in the prior year largely as a result of a declining workload and cost overruns on an environmental project as it approached completion. These decreases were partially offset by change orders and increases in volume on a waste-to-energy refurbishment project in Florida and by increased staffing on a reimbursable power engineering project.

Services Business Segment

Services revenue in the first quarter of 2011 decreased by $18 million as compared to the same period of the prior year. Revenue declined $84 million in our U.S. Construction Group and $48 million in our Canada operations. The primary driver for the declines was the completion of several projects or projects being near completion and the delay of new project awards. These declines were partially offset by an increase in revenue of $91 million from our Building Services group primarily due to increased activity on several hospital projects. Also partially offsetting these declines was a $23 million increase from our Industrial Services group primarily as a result of increased construction maintenance and services under a new multi-site contract throughout the Eastern and Gulf Coast regions of the U.S. and several public municipality projects.

Job income decreased by approximately $5 million in the first quarter of 2011 over the same period of the prior year. The decrease in job income resulted from the decline in U.S. Construction and Canada activity due the completion of several projects or projects being near completion. This decline was partially offset by increased Building group project activity on numerous large hospital projects as well as increased activity on the various construction, maintenance and service projects in the U.S.

Ventures Business Unit

The results of our Ventures operations are primarily generated by investments accounted for under the equity method, except for Fasttrax which was consolidated following the amendments to ASC 810 Consolidations on January 1, 2010. Ventures revenue was $17 million and job income was $11 million in the first quarter of 2011 as compared to revenue of $15 million and job income of $9 million in the first quarter of 2010. The increase in revenue and job income is primarily attributable to increased sales volume and higher ammonia prices related to the EBIC ammonia plant project in Egypt. In addition, the other contributors to Ventures results in the first quarter of 2011 were the U.K. Ministry of Defence projects, including Allenby and Connaught due to the growing number of assets being accepted into service and Fasttrax due to higher service fees and lower overheads costs.

Unallocated amounts

Labor cost absorption. Labor cost absorption income was $3 million in the first quarter of 2011 compared to labor cost absorption expense of $4 million in the first quarter of 2010. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income improved in 2011 primarily due to higher chargeability and utilization in several of our engineering offices as well as a significantly higher headcount in the labor resource pool. Labor cost absorption expense in the first quarter of 2010 primarily due to lower chargeability and utilization in several of our engineering offices as well as higher incentive compensation which was partially offset by lower headcount.

General and Administrative expense. General and administrative expense was $44 million in the first quarter of 2011 compared with $49 million for the prior year first quarter. General and administrative expense declined $5 million in 2011 largely due to the delay of certain facility and systems support costs along with lower costs associated with incentive programs. These reductions were partially offset by increases associated with enterprise resource planning implementation efforts.

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

	Three Months Ended March 31, 2011
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons business segment:
Gas Monetization	$746	$—	$746
Oil & Gas	121	36	157
Downstream	136	92	228
Technology	44	—	44

Total Hydrocarbons business segment revenue	1,047	128	1,175

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	605	29	634
International Government and Defence	69	—	69
Infrastructure and Minerals	120	—	120
Power and Industrial	61	240	301

Total IGP business segment revenue	855	269	1,124

Services	397	(397)	—
Other	22	—	22

Total KBR Revenue	$2,321	$—	$2,321

	Three Months Ended March 31, 2010
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons business group:
Gas Monetization	$675	$—	$675
Oil & Gas	84	89	173
Downstream	133	142	275
Technology	30	—	30

Total Hydrocarbons business segment revenue	922	231	1,153

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,010	10	1,020
International Government and Defence	94	—	94
Infrastructure and Minerals	73	—	73
Power and Industrial	97	174	271

Total IGP business segment revenue	1,274	184	1,458

Services	415	(415)	—
Other	20	—	20

Total KBR Revenue	$2,631	$—	$2,631

Non-operating items

Net interest expense was $5 million in the first quarter of 2011 and $4 million in the first quarter of 2010. Interest expense included commitment fees paid under the terms of our credit facility, fees associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to Halliburton for guarantees provided to us for various financial commitments and was approximately $4 million for both the first quarter of 2011 and first quarter of 2010. Additionally, interest expense includes interest on our non-recourse project-finance debt which was approximately $2 million for both the first quarter of 2011 and first quarter of 2010. Interest expense in both quarters was partially offset by interest income earned on invested cash.

Provision for income taxes was $22 million in the first quarter of 2011 and $34 million in the first quarter of 2010. Our effective tax rate was approximately 16% for the three months ended March 31, 2011 and 36% for the three months ended 2010. Our effective tax rate for the three months ended March 31, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In addition, we recognized discrete tax benefits from the execution of tax planning strategies and from the reduction of deferred tax liabilities recorded in prior periods as a result of changes in estimates of the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership. The tax liability that will result from ultimate liquidation of the Australian joint venture is dependent upon the amount and timing of the debts to be discharged by the administrator. Although we do not control the administrator, we anticipate the joint venture will be liquidated in 2011. As a result, the deferred tax liabilities may be further adjusted based on actions taken by the administrator and timing of the wind-up and liquidation process. Our effective tax rate excluding discrete items was approximately 32% for the three months ended March 31, 2011.

Our effective tax rate for the three months ended March, 31, 2010 was higher than the U.S. statutory tax rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $1.8 billion at March 31, 2011 and $1.7 billion at December 31, 2010. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $4.0 billion at March 31, 2011 and $4.4 billion at December 31, 2010.

Backlog (1)

(in millions)

	March 31, 2011	December 31, 2010
Hydrocarbons:
Gas Monetization	$5,180	$5,509
Oil & Gas	503	325
Downstream	470	525
Technology	187	201

Total Hydrocarbons backlog	6,340	6,560

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,026	1,043
International Government and Defence	1,335	1,223
Infrastructure and Minerals	603	446
Power and Industrial	155	177

Total IGP backlog	3,119	2,889

Services	1,725	1,771
Ventures	856	821

Total backlog for continuing operations	$12,040	$12,041

(1)

All backlog is attributable to firm orders as of March 31, 2011 and December 31, 2010. Backlog attributable to unfunded government orders was $165 million at March 31, 2011 and $137 million as of December 31, 2010.

We estimate that as of March 31, 2011, 59% of our backlog will be executed within one year. As of March 31, 2011, 20% of our backlog was attributable to fixed-price contracts and 80% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog declined approximately $220 million primarily because of a decline in Gas Monetization backlog of approximately $329 million due to work performed on the Gorgon LNG, Skikda LNG, Pearl GTL and other projects partially offset by new awards of $50 million in the first quarter of 2011. New awards of $253 million in our Oil & Gas, Downstream and Technology business units were partially offset by $144 million of work performed on existing projects in those business units.

IGP Backlog increased by $230 million as a result of new awards of $340 million primarily in our I&M and IGD business units. This increase in new awards was partially offset by work performed on existing projects of approximately $110 million across all IGP business units.

Services backlog declined $46 million primarily due to work performed of approximately $273 million on various construction projects in the U.S. and Canada partially offset by new awards of approximately $227 million including major awards in our Building Group and Industrial Services product lines.

Liquidity and Capital Resources

Cash and equivalents totaled $788 million at March 31, 2011 and $786 million at December 31, 2010, which included $207 million and $136 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures and we expect to use the cash to pay project costs.

As of March 31, 2011, we had restricted cash of $15 million related to the amounts held on deposit with certain banks to collateralize standby letters of credit. Of this, $7 million is included in “Other current assets” and $8 million is included in “Other assets” in the accompanying consolidated financial statements.

Revolving Credit Facility (“RCF”)

On November 3, 2009, we entered into a $1.1 billion three-year, unsecured, revolving credit agreement (the “Revolving Credit Facility” or “RCF”), with a group of commercial banks. The RCF expires in November 2012 and until then is available for working capital requirements. While there is no sub-limit for letters of credit under this facility, letter of credit fronting commitments were $880 million as of March 31, 2011. Amounts drawn under the RCF bear interest at variable rates based either on the London interbank offered rate (“LIBOR”) plus 3%, or a base rate plus 2%, with the base rate being equal to the highest of (i) the reference bank’s publicly announced base rate, (ii) the Federal Funds Rate plus 0.5%, (iii) or LIBOR plus 1%. Fees charged on the letters of credit issued under the RCF equal 1.5% per annum (“p.a.”) for performance and commercial letters of credit and 3% p.a. for all others. We are also charged an issuance fee of 0.05% for the issuance of letters of credit, and a commitment fee of 0.625% p.a. for any unused portion of the RCF, and a 0.25% p.a. for letter of credit fronting commitments. As of March 31, 2011, there were $268 million in letters of credit issued and outstanding no outstanding borrowings or cash drawings under the RCF.

The RCF includes financial covenants that we maintain a ratio of consolidated debt to consolidated EBITDA of no more than 3.5 to 1 and a consolidated net worth of no less than $2 billion, plus 50% of consolidated net income for each quarter ending after September 30, 2009, plus 100% of any increase in shareholders’ equity attributable to the sale of equity securities. At March 31, 2011, we were in compliance with these ratios and other covenants mentioned below.

The RCF contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, and limits the amounts and types of investments we can make. The RCF permits us, among other things, to declare and pay shareholder dividends and engage in equity repurchases not to exceed $400 million in the aggregate during the term of the RCF. It also permits us to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million. Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract in 2001 with the U.K. MoD to provide a fleet of heavy equipment transporters (“HETs”) to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited. The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited.

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. Payments on both classes of bonds are due in semi-annual installments over the term of the bonds which end in 2021. Subordinated notes payable to our 50% partner initially bear interest at 11.25% increasing to 16% over the term of the note through 2025. Payments on the subordinated debt are due in semi-annual installments over the term of the note.

Cash Flow Activities

	For the Three Months Ended
	2011	2010
Cash flows provided by (used in) operating activities	$225	$(5)
Cash flows used in investing activities	(34)	(38)
Cash flows provided by (used in) financing activities	(202)	1
Effect of exchange rate changes on cash	13	(13)

Increase (decrease) in cash and equivalents	$2	$(55)
Cash increase due to consolidation of a variable interest entity	—	22

Net increase (decrease) in cash and equivalents	$2	$(33)

Operating activities. Cash provided by operations totaled $225 million in the first quarter of 2011 and was driven primarily by strong earnings and active management of working capital to support project execution activities including collections of accounts receivable, advanced payments received from customers as well as collections of advances and distributions of earnings from unconsolidated affiliates. We contributed approximately $45 million to our pension funds during the first quarter of 2011 including a one-time contribution of approximately $39 million which we had previously agreed with the trustees of one of our international plans.

Cash used in operations was $5 million in the first quarter of 2010 and was primarily impacted by an increase of approximately $95 million in working capital requirements for our LogCAP III project. These uses of cash were partially offset by a decrease to our working capital investments on other projects.

Investing activities. Cash used in investing activities in the first quarter of 2011 totaled $34 million. Capital expenditures were $26 million and primarily related to increased corporate infrastructure spending and leasehold improvements. Additionally, we also made investments totaling $8 million in an equity method joint venture associated with the lease extension of our corporate headquarters.

Cash used in investing activities for the first three months of 2010 totaled $38 million which included $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. Capital expenditures were $14 million for the first three months of 2010, primarily related to increased corporate infrastructure spending and leasehold improvements. Additionally, we made a $4 million investment in an equity method joint venture associated with our lease extension of our corporate headquarters.

Financing activities. Cash used in financing activities in the first quarter of 2011 totaled $202 million and included $164 million of payments to acquire the noncontrolling interest in MWKL, $37 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, and $8 million related to dividend payments to our shareholders. These payments were partially offset by a return of cash of approximately $5 million used to collateralize standby letters of credit.

Cash provided by financing activities for the first quarter of 2010 totaled $1 million and included the return of approximately $17 million of cash previously used to collateralize standby letters of credit. This was almost entirely offset by distributions of $7 million to owners of noncontrolling interests of several of our consolidated joint ventures, dividend payments to our shareholders of $8 million and payments to reacquire shares of our common stock of $1 million.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and advances under our RCF.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, capital expenditures and acquisitions. In addition, we will use cash to fund pension obligations, operating leases, cash dividends, share repurchases and various other obligations as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have approximately $1.9 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of March 31, 2011, and we had utilized $600 million of our credit capacity, including $36 million in letters of credit issued and outstanding under various facilities that are irrevocably and unconditionally guaranteed by Halliburton. We expect to cancel the Halliburton guaranteed letters of credit and surety bonds before or as we complete the underlying projects. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The $600 million in letters of credit outstanding on KBR lines of credit was comprised of $268 million issued under our RCF and $332 million issued under uncommitted bank lines at March 31, 2011. Of the total letters of credit outstanding, $232 million relate to our joint venture operations and $23 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. Approximately $172 million of the $268 million letters of credit issued under our RCF have expiry dates close to or beyond the maturity date of the facility. Under the terms of the RCF, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. As the need arises, future projects will be supported by letters of credit issued under our RCF or other lines of credit arranged on a bilateral basis. We believe we have adequate letter of credit capacity under our existing RCF and bilateral lines of credit to support our operations for the next twelve months.

The current capacity of our Revolving Credit Facility is adequate for us to issue letters of credit necessary to replace all outstanding letters of credit issued under the various Halliburton facilities or those guaranteed by Halliburton and issue letters of credit for projects that we are currently pursuing should they be awarded to us.

Other obligations. As of March 31, 2011, we had commitments to provide $35 million in funding to our privately financed projects including future equity funding for our Allenby and Connaught project. Our commitments to fund our privately financed projects are supported by letters of credit as described above. At March 31, 2011, approximately $17 million of the $35 million in commitments will become due within one year.

We have an obligation to fund estimated losses on our uncompleted contracts which totaled $26 million at March 31, 2011. Approximately $22 million of this amount relates to our Escravos project, the majority of which is expected to be funded during the remainder of 2011.

Other factors affecting liquidity

Government claims. Included in receivables in our balance sheets are unapproved claims for costs incurred under various government contracts totaling $147 million at March 31, 2011 of which $120 million is included in “Account receivable” and $27 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $120 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $27 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at March 31, 2011 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects, totaling $19 million at March 31, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent. As of March 31, 2011, the payable balance to our former parent, Halliburton, was approximately $43 million and was comprised primarily of net amounts owed to Halliburton under the tax sharing agreement for estimated income taxes and indemnification receivables due from Halliburton under the master separation agreement. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at March 31, 2011 and relates to income taxes primarily for the years from 2001 through 2006. Although we believe we have appropriately accrued for these amounts owed to Halliburton, there may be differences of interpretation between us and Halliburton regarding the terms of the tax sharing agreement which may result in changes to the amounts ultimately paid to or received from Halliburton for income taxes at the time of settlement. Under the master separation agreement, Halliburton agreed to indemnify us for certain penalties and fines, including reimbursement of certain legal fees, associated with the FCPA and other corruption allegations as discussed in Note 8. At March 31, 2011, we had recorded an indemnification receivable of $6 million associated with the settlement of the U.K. SFO investigation. The remaining balance as of March 31, 2011 is associated with various other amounts payable to or receivable from Halliburton resulting from our separation in 2007 which we will continue to evaluate prior to final settlement with Halliburton.

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 7 and 8 to the condensed consolidated financial statements.

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

We continue to monitor site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $13 million. See Note 8 to our consolidated financial statements for more information on environmental matters.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions and accordingly, no amounts have been accrued for potential liabilities.

New Accounting Standards

Information related to new accounting standards is described in Note 14 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information related to various commitments and contingencies is described in Notes 7 and 8 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings and the information discussed therein is incorporated herein.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)

On June 8, 2010, we initiated a Board of Directors authorized share repurchase program allowing us to maintain, over time, our outstanding shares at approximately 150 million shares. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2011.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3 – 31, 2011
Repurchase Program (a)	—	$—	—	—
Employee Transactions (b)	7,686	$30.65	—	—
February 1 – 28, 2011
Repurchase Program (a)	—	$—	—	—
Employee Transactions (b)	2,608	$34.01	—	—
March 3 – 28, 2011
Repurchase Program (a)	—	$—	—	—
Employee Transactions (b)	45,556	$33.94	—	—

Total
Repurchase Program (a)	—	$—	—	—
Employee Transactions (b)	55,850	$33.49	—	—

(a)	We may continue to repurchase shares of our outstanding common shares as necessary to maintain, over time, our outstanding shares at approximately 150 million shares.
(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item  4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

	Exhibit Number	Description
	3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

	3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s Form 10-Q for the period ended June 30, 2008; File No. 1-33146)

	4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*	10.1	Form of revised 2011 KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

*	10.2	KBR, Inc. Senior Executive Performance Pay Plan Restated January 1, 2011 (File No. 1-33146)

*	10.3	KBR, Inc. Management Performance Pay Plan Restated January 1, 2011 (File No. 1-33146)

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification by the Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification by the Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed with this Form 10-Q

	**	Furnished with this Form 10-Q

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

KBR, INC.

/s/ Susan K. Carter	/s/ Dennis S. Baldwin
Susan K. Carter	Dennis S. Baldwin
Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Date: April 27, 2011