Form 10-Q
period 2011-06-30
KBR, INC.
filed 2011-07-27
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 15, 2011, there were 150,789,209 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.

Condensed Consolidated Statements of Income

(In millions, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Services	$2,416	$2,610	$4,693	$5,226
Equity in earnings of unconsolidated affiliates, net	41	61	85	76

Total revenue	2,457	2,671	4,778	5,302

Operating costs and expenses:
Cost of services	2,231	2,415	4,365	4,898
General and administrative	58	55	102	104
Loss (gain) on disposition of assets, net	(1)	2	(2)	2

Total operating costs and expenses	2,288	2,472	4,465	5,004

Operating income	169	199	313	298
Interest expense, net	(5)	(5)	(10)	(9)
Foreign currency gains (losses), net	2	(3)	3	(5)
Other non-operating expense	—	—	(1)	—

Income before income taxes and noncontrolling interests	166	191	305	284
Less: Provision for income taxes	39	69	61	103

Net Income	127	122	244	181
Less: Net income attributable to noncontrolling interests	27	16	39	29

Net income attributable to KBR	$100	$106	$205	$152

Net income attributable to KBR per share:
Basic	$0.65	$0.66	$1.35	$0.94

Diluted	$0.65	$0.66	$1.34	$0.94

Basic weighted average common shares outstanding	151	160	151	160

Diluted weighted average common shares outstanding	152	161	152	161

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.05

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Balance Sheets

(In millions except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$712	$786
Receivables:
Accounts receivable, net of allowance for bad debts of $26 and $27	1,516	1,455
Unbilled receivables on uncompleted contracts	447	428

Total receivables	1,963	1,883
Deferred income taxes	194	199
Other current assets	380	394

Total current assets	3,249	3,262
Property, plant, and equipment, net of accumulated depreciation of $353 and $334 (including $79 and $80, net, owned by a variable interest entity – see Note 12)	381	355
Goodwill	952	947
Intangible assets, net	121	127
Equity in and advances to related companies	229	219
Noncurrent deferred income taxes	100	103
Noncurrent unbilled receivables on uncompleted contracts	316	320
Other assets	129	84

Total assets	$5,477	$5,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$856	$921
Due to former parent, net	53	43
Obligation to former noncontrolling interest (Note 3)	20	180
Advance billings on uncompleted contracts	608	498
Reserve for estimated losses on uncompleted contracts	22	26
Employee compensation and benefits	236	200
Current non-recourse project-finance debt of a variable interest entity (Note 12)	10	9
Other current liabilities	483	470

Total current liabilities	2,288	2,347
Noncurrent employee compensation and benefits	358	397
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 12)	92	92
Other noncurrent liabilities	151	132
Noncurrent income tax payable	114	128
Noncurrent deferred tax liability	103	117

Total liabilities	3,106	3,213

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 172,048,337 and 171,448,067 shares issued, and 150,759,156 and 151,132,049 shares outstanding	—	—
Paid-in capital in excess of par	1,998	1,981
Accumulated other comprehensive loss	(436)	(438)
Retained earnings	1,347	1,157
Treasury stock, 21,289,181 shares and 20,316,018 shares, at cost	(489)	(454)

Total KBR shareholders’ equity	2,420	2,246
Noncontrolling interests	(49)	(42)

Total shareholders’ equity	2,371	2,204

Total liabilities and shareholders’ equity	$5,477	$5,417

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$127	$122	$244	$181
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	(8)	(8)	(4)	(6)
Pension liability adjustments	3	3	8	6
Net unrealized gain (loss) on derivatives	1	1	(2)	4

Total other comprehensive income (loss), net of tax	(4)	(4)	2	4

Comprehensive income	123	118	246	185
Less: Comprehensive income attributable to noncontrolling interests	(27)	(15)	(39)	(28)

Comprehensive income attributable to KBR	$96	$103	$207	$157

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$244	$181
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	35	29
Equity in earnings of unconsolidated affiliates	(85)	(76)
Deferred income taxes	(13)	(20)
Other	5	20
Changes in operating assets and liabilities:
Receivables	(25)	(183)
Unbilled receivables on uncompleted contracts	(8)	95
Accounts payable	(27)	(65)
Advanced billings on uncompleted contracts	(2)	261
Accrued employee compensation and benefits	37	50
Reserve for loss on uncompleted contracts	(4)	(9)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	22	(4)
Distribution of earnings from unconsolidated affiliates	61	29
Other assets	44	32
Other liabilities	(61)	92

Total cash flows provided by operating activities	223	432

Cash flows from investing activities:
Capital expenditures	(47)	(19)
Investment in equity method joint ventures	(11)	(7)
Acquisition of business, net of cash acquired	—	(10)
Investment in licensing arrangement	—	(20)

Total cash flows used in investing activities	(58)	(56)

Cash flows from financing activities:
Acquisition of noncontrolling interest	(164)	—
Payments to reacquire common stock	(37)	(58)
Distributions to noncontrolling interests, net	(46)	(30)
Payments of dividends to shareholders	(15)	(16)
Net proceeds from issuance of stock	5	1
Payments on long-term borrowings	(10)	(4)
Excess tax benefits from stock-based compensation	3	—
Return of cash collateral on letters of credit, net	16	24

Total cash flows used in financing activities	(248)	(83)

Effect of exchange rate changes on cash	9	(21)

Increase (decrease) in cash and equivalents	(74)	272
Cash increase due to consolidation of a variable interest entity	—	22

Cash and equivalents at beginning of period	786	941

Cash and equivalents at end of period	$712	$1,235

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Noncash operating activities
Other assets (see Note 7)	$—	$83
Other liabilities (see Note 7)	$—	$(83)
Noncash financing activities
Dividends declared	$8	$8

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of shares	2011	2010	2011	2010
Basic weighted average common shares outstanding	151	160	151	160
Dilutive effect of stock options and restricted shares	1	1	1	1

Diluted weighted average common shares outstanding	152	161	152	161

For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities was approximately $0.5 million for the three months ended June 30, 2011 and 2010, and approximately $1 million for the six months ended June 30, 2011 and 2010. The diluted earnings per share calculation did not include 0.7 million and 0.4 million anti-dilutive weighted average shares for the three and six months ended June 30, 2011, respectively. The diluted earnings per share calculation did not include 1.0 million and 1.4 million anti-dilutive weighted average shares for the three and six months ended June 30, 2010, respectively.

Note 3. Business Combinations and Other Transactions

Business Combinations

ENI Holdings, Inc. (the “Roberts & Schaefer Company”). On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. R&S’ operating results are reported in our IGP segment.

The purchase price was $280 million plus preliminary net working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to post-closing adjustments. The purchase price was subject to an initial escrowed holdback amount of $43 million to secure post-closing working capital adjustments, indemnification obligations of the sellers and other contingent obligations related to the operations of the business. During the first six months of 2011, we recorded an increase to goodwill of approximately $3 million primarily associated with additional purchase consideration payable to the seller based upon our estimates of post-closing working capital adjustments and final valuation of acquired intangible assets. As of June 30, 2011, approximately $27 million of holdbacks remained in escrow and subject to finalization of post-closing working capital adjustments, indemnification obligations and other contingent obligations.

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments that we expect to finalize in the third quarter of 2011. The initial purchase price of $164 million was paid on January 5, 2011. In addition, we agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Furthermore, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of June 30, 2011, we had a net liability of approximately $20 million classified on our balance sheet as “Obligation to former noncontrolling interest” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia which is nearing completion. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our condensed consolidated income statement for the six months ended June 30, 2011.

Note 4. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

Millions of dollars	June 30, 2011	December 31, 2010
Probable unapproved claims	$25	$19
Probable unapproved change orders	4	10
Probable unapproved change orders related to unconsolidated subsidiaries	—	3

As of June 30, 2011, the probable unapproved claims related to several completed projects. Contracts with probable unapproved claims that will likely not be settled within one year totaled $20 million at June 30, 2011, and $19 million at December 31, 2010, and are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. See Note 7 for a discussion of U.S. government contract claims, which are not included in the table above.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus interest thereon until paid. PEMEX initiated an appeal and a stay to the U.S. Court of Appeals for the Second Circuit related to the enforcement of the judgment which was granted by the U.S. District Court and PEMEX was required to post collateral of $395 million with the court registry. We believe the likelihood of PEMEX receiving a favorable ruling on appeal is remote as U.S. courts have a strong record of recognizing and enforcing international arbitration awards.

PEMEX attempted to nullify the award in Mexico which was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated which was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. These arguments were presented in the initial nullification and amparo actions and were rejected in both cases. We will respond to further efforts by PEMEX to nullify our award as may be required. Mexican courts have a solid record of enforcing arbitration awards and we believe it is likely that the amparo action will be denied. Additionally, we believe the facts and circumstances in our case suggest it is unlikely that a favorable decision to PEMEX in Mexico would affect the outcome of the U.S. appeal.

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of June 30, 2011. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

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

The table below presents information on our reportable business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2011	2010	2011	2010
Revenue:
Hydrocarbons	$1,100	$1,004	$2,147	$1,926
Infrastructure, Government and Power	890	1,197	1,745	2,471
Services	445	452	842	867
Other	22	18	44	38

Total revenue	$2,457	$2,671	$4,778	$5,302

Operating segment income:
Hydrocarbons	$121	$116	$220	$192
Infrastructure, Government and Power	72	105	133	151
Services	15	25	28	46
Other	13	4	25	13

Operating segment income	221	250	406	402
Unallocated amounts:
Labor cost absorption	6	4	9	—
Corporate general and administrative	(58)	(55)	(102)	(104)

Total operating income	$169	$199	$313	$298

Note 6. Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $212 million at June 30, 2011 and $136 million at December 31, 2010. We expect to use the cash on these projects to pay project costs.

Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit. Our current restricted cash is included in “Other current assets” and our non-current restricted cash is included in “Other assets” on our condensed consolidated financial statements. Our restricted cash balances are presented in the table below:

Millions of dollars	June 30, 2011	December 31, 2010
Current restricted cash	$1	$11
Non-current restricted cash	1	10

Total restricted cash	$2	$21

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

During the fourth quarter of 2009, we determined that we could no longer reliably estimate fees to be awarded by the AFDO and, accordingly, adjusted our accrual rate to 0%. Until such time as we are able to resume making reliable fee estimates on the LogCAP III contract, we will recognize award fees only when awarded. During the second quarter of 2010, we received an award fee of $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. During the first quarter of 2011, we were awarded and recognized revenue of $16 million for award fees representing approximately 53% of the available award fee pool for the periods of performance from March 2010 through August 2010 on task orders in Iraq. We were awarded ratings of “very good” on these task orders. We expect to receive award fees in the third quarter of 2011 for the period of performance from September 2010 through February 2011 on task orders in Iraq. The anticipated available award fee pool associated with this period of performance is subject to final determination by our customer.

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

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At June 30, 2011, open Form 1’s from the DCAA recommending suspension of payments totaling approximately $360 million associated with our contract costs incurred in prior years, of which approximately $162 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $78 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $83 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. The Army previously indicated that not all task orders and subcontracts had been reviewed and that they may make additional adjustments. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to approximately $45 million as of June 30, 2011 out of the Form 1’s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. Discovery is currently pending various motions from both parties and no hearing date has been scheduled. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and, as requested, we continue to provide information to the DCMA. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of June 30, 2011, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint to the ASBCA to recover the $51 million of the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of June 30, 2011, we have outstanding Form 1’s from the DCAA disapproving $143 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. In 2009, we believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC to recover $54 million of the $82 million withheld from us by the customer. The claims proceedings are in the discovery process and a trial date has been set for October 2011. With respect to questions raised regarding billing in accordance with contract terms, as of June 30, 2011, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of June 30, 2011, we had withheld $38 million in payments from our subcontractors pending the resolution of these matters with our customer.

In 2009, one of our subcontractors, Tamimi, filed for arbitration in the U.S. Federal Court in the Southern District of Texas to recover approximately $35 million for payments we have withheld from them pending the resolution of the Form 1’s with our customer. The arbitration was held under the rules of the London Court of International Arbitration in London, England. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest thereon and certain legal costs. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government and we believe it is probable that we will recover such amounts. Additionally, in March 2011, the U.S. government filed a counterclaim alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The government seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. We have evaluated the government’s counterclaim and believe it to be without merit. Trial for the claims in the U.S. COFC is scheduled to begin in October 2011.

Transportation costs. In 2007, the DCAA, raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our June 30, 2011 and December 31, 2010 accompanying balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 form the DCAA disapproving certain personnel replacement costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances. We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We believe the risk of loss associated with the disallowance of these costs is remote. As of June 30, 2011, we had not accrued any amounts related to this matter.

Construction services. From February 2009 through September 2010, we received eight Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed to be allowable and approximately $1 million unallowable. Settlement of the remaining disputed amounts is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer. As of June 30, 2011, the U.S. Navy has withheld approximately $9 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of June 30, 2011, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter is expected in 2011. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of June 30, 2011, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is being conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” Three arbitration hearings took place in 2010 in Washington, D.C. primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles totaling approximately $77 million. The arbitration panel awarded $7 million to FKTC plus an unquantified amount for repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, to be determined at a later date. No payments are expected to occur until all claims are arbitrated and awards finalized. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc. TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. In February 2008, TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. In February 2008, TES filed a suit in the Federal Court in Virginia to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. As of June 30, 2011 and December 31, 2010, we have recorded un-reimbursable expenses and a liability of $20 million for the full amount of the awarded damages. In February 2010, we filed a notice of appeal with the Federal Fourth Circuit Court of Appeals in Richmond, Virginia which is set for argument in September 2011.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend this matter. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeal dismissed our appeal concluding it did not have jurisdiction. The case is currently proceeding with the discovery process. We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of June 30, 2011, no amounts have been accrued.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment. In March 2010, we filed a motion to strike an amended consolidated petition filed by the plaintiffs which was granted by the Court in September 2010. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. We intend to vigorously defend these matters. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of June 30, 2011, no amounts have been accrued.

Convoy Ambush litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR. In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone. The case was removed to Federal Court in Houston, Texas where KBR filed various motions to dismiss. In September 2006, the case was dismissed based upon the court’s ruling that it lacked jurisdiction because the case presented a non-justiciable political question. The plaintiffs appealed the dismissals to the Fifth Circuit Court of Appeals in New Orleans, Louisiana and in May 2008, the court reversed and remanded the remaining cases to trial court in Houston, Texas for discovery proceedings. Thereafter, the Trial Court in Houston, Texas directed the parties to conduct full substantive discovery.

In July and August 2009, KBR re-filed motions to dismiss in the trial court including the re-submittal of dispositive motions on the Defense Base Act and Political Question Doctrine, and the Combatant Activities Exception to the Federal Tort Claims Act. In January and February 2010, the trial court denied our motions to dismiss based on the Political Question Doctrine and other defenses but granted portions of our motion to dismiss under the Defense Base Act. In March 2010, we filed appeals on all dispositive motions that were previously denied with the Fifth Circuit Court of Appeals and moved to stay all proceedings in the trial court pending the resolution of these appeals. The cases were removed from the trial docket and a stay was entered. In September 2010, the DOJ filed a brief in support of KBR’s position that the cases should be dismissed in their entirety based upon the exclusivity provisions in the Defense Base Act. The Fifth Circuit Court of Appeals heard oral arguments on all issues in New Orleans, Louisiana on July 7, 2011. The DOJ argued in favor of KBR’s position on the proposition that the Defense Base Act exclusivity provisions should require dismissal of all claims. Currently, the trial court proceedings continue to be stayed pending a ruling on the appeal which is expected in the second half of 2011.We are unable to determine the likely outcome of these cases at this time nor can we reliable estimate a range of possible loss, if any. Accordingly, as of June 30, 2011, no amounts have been accrued.

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

Other Matters

Claims. Included in receivables in our condensed consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $149 million at June 30, 2011 of which $121 million is included in “Accounts receivable” and $28 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $121 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $28 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at June 30, 2011 are considered to be probable of collection and have been previously recognized as revenue.

Note 8. Other Commitments and Contingencies

Foreign Corrupt Practices Act (“FCPA”) investigations

In February 2009, KBR LLC entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. KBR LLC pled guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian government officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the Master Separation Agreement (“MSA”), while we were obligated to pay $20 million. We also agreed to a period of organizational probation of three years, during which we retain a monitor who assesses our compliance with the plea agreement and evaluates our FCPA compliance program over the three year period, with periodic reports to the DOJ. In addition, we settled a civil enforcement action by the SEC which called for Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which was payable by Halliburton pursuant to the indemnification under the MSA. As of December 31, 2010, all criminal and civil penalties to the DOJ and SEC were paid.

In addition to the DOJ and SEC investigations, the U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of M. W. Kellogg Limited (“MWKL”) regarding the Bonny Island project. During the investigation, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. As of December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet which was paid during the first quarter of 2011. Due to the indemnity from Halliburton under the MSA, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet at December 31, 2010 which was paid by Halliburton in the second quarter of 2011.

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

In 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors. The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner. Our potential exposure includes the costs of the bolts replaced to date by Petrobras, any incremental monitoring costs incurred by Petrobras and damages for any other bolts that are subsequently found to be defective. We believe that it is probable that we have incurred some liability in connection with the replacement of bolts that have failed during the contract warranty period which expired June 30, 2006. In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter. The final arbitration arguments were made in August of 2010. Based on the damage estimates presented at this hearing, we estimate our minimum exposure, excluding interest, to be approximately $12 million representing our estimate for replacement of bolts that failed during the warranty period and were not replaced. As of June 30, 2011 and December 31, 2010, we have recorded a liability of $12 million to Petrobras for the failed bolts included in “Other current liabilities.” We also have recorded an indemnification receivable from Halliburton of $12 million pursuant to the indemnification under the MSA included in “Other current assets.” The amount of any remaining liability will be dependent upon the legal and factual issues to be determined by the arbitration tribunal in the final arbitration hearings. For the remaining bolts at dispute, we cannot determine that we have liability nor determine the amount of any such liability and no additional amounts have been accrued.

Any liability incurred by us in connection with the replacement of bolts that have failed to date or related to the remaining bolts at dispute in the bolt arbitration is covered by an indemnity from our former parent Halliburton. Under the MSA, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the MSA as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. As of June 30, 2011, we are not aware of any uncertainties related to the indemnity from Halliburton or any material limitations on our ability to recover amounts due to us for matters covered by the indemnity from Halliburton. We do not believe any outcome of this matter will have a material adverse impact to our operating results or financial position.

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.8 billion in committed and uncommitted lines of credit to support letters of credit and as of June 30, 2011, we had utilized $586 million of our credit capacity for letters of credit. The letters of credit outstanding included $261 million issued under our Revolving Credit Facility and $325 million issued under uncommitted bank lines as of June 30, 2011. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $19 million at June 30, 2011 and $20 million at December 31, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

As of June 30, 2011, “Due to former parent, net” was approximately $53 million and was comprised primarily of amounts owed to Halliburton under the tax sharing agreement for estimated income taxes, net of receivables due from Halliburton under the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at June 30, 2011 and relates to income taxes primarily for the years from 2001 through 2006. Although we believe we have appropriately accrued for these amounts owed to Halliburton, there may be differences of interpretation between us and Halliburton regarding the terms of the tax sharing agreement which may result in changes to the amounts ultimately paid to or received from Halliburton for income taxes at the time of settlement. Under the MSA, Halliburton agreed to indemnify us for certain penalties and fines, including reimbursement of certain legal fees, associated with matters existing at the date of our separation from Halliburton. The remaining balance as of June 30, 2011 is associated with various other amounts payable to or receivable from Halliburton resulting from our separation in 2007 which we will continue to evaluate prior to final settlement with Halliburton.

Included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated prior to our split-off from Halliburton in 2007. The receivable will be collected from Halliburton after Halliburton receives the refund from an amended tax return that was filed in the second quarter of 2011.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded a indemnification receivable due from Halliburton of approximately $12 million associated with our estimated liability in the bolts matter which is included in “Other current assets.”

Other

We had commitments to provide funds to our privately financed projects of $30 million as of June 30, 2011 and $33 million as of December 31, 2010. Commitments to fund these projects are supported by letters of credit as described above. At June 30, 2011, approximately $17 million of the $30 million in commitments will become due within one year.

Note 9. Income Taxes

Our effective tax rate was approximately 24% for the three months ended June 30, 2011 and 20% for the six months ended June 30, 2011. Our effective tax rate for the three and six months ended June 30, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In addition, we recognized discrete tax benefits in the first six months of 2011 from the execution of tax planning strategies, the release of a tax reserve due to expiration of a statute and from the reduction of deferred tax liabilities recorded in prior periods as a result of changes in estimates of the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership. The tax liability that will result from ultimate liquidation of the Australian joint venture is dependent upon the amount and timing of the debts to be discharged during the liquidation process. Although we do not control the process, we anticipate the joint venture will be liquidated in the second half of 2011. As a result, the deferred tax liabilities may be further adjusted based on actions taken by the administrator and timing of the wind-up and liquidation process. Our effective tax rate excluding discrete items was approximately 30% for the first six months of 2011.

Our 36% effective tax rate for the three and six months ended June 30, 2010 was higher than the U.S. statutory tax rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes.

Note 10. Shareholders’ Equity

The following table summarizes our shareholders’ equity activities during the six months ended June 30, 2011:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2010	$2,204	$1,981	$1,157	(454)	$(438)	$(42)

Stock-based compensation	9	9	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Tax benefit increase related to stock-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(15)	—	(15)	—	—	—
Repurchases of common stock	(37)	—	—	(37)	—	—
Issuance of ESPP shares	2			2
Distributions to noncontrolling interests	(46)	—	—	—	—	(46)
Comprehensive income components:
Net income	244	—	205	—	—	39
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(4)	—	—	—	(4)	—
Pension liability adjustment, net of tax	8	—	—	—	8	—
Net unrealized gains (losses) on derivatives	(2)	—	—	—	(2)	—

Comprehensive income	246

Balance at June 30, 2011	$2,371	$1,998	$1,347	$(489)	$(436)	$(49)

The following table summarizes our shareholders’ equity activities during the six months ended June 30, 2010:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8

Stock-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(8)	—	(8)	—	—	—
Adjustments pursuant to tax sharing agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(58)	—	—	(58)	—	—
Issuance of ESPP shares	2			2
Distributions to noncontrolling interests	(30)	—	—	—	—	(30)
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Comprehensive income components:
Net income	181	—	152	—	—	29
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(6)	—	—	—	(4)	(2)
Pension liability adjustment, net of tax	6	—	—	—	5	1
Net unrealized gains (losses) on derivatives	4	—	—	—	4	—

Comprehensive income	185

Balance at June 30, 2010	$2,384	$2,104	$998	$(281)	$(439)	$2

Accumulated other comprehensive loss consisted of the following balances:

Millions of dollars	June 30, 2011	December 31, 2010
Cumulative translation adjustments	$(56)	$(52)
Pension liability adjustments	(374)	(382)
Unrealized losses on derivatives	(6)	(4)

Total accumulated other comprehensive loss	$(436)	$(438)

Note 11. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total Fair Value at Reporting Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$16	$13	$3	$—
Derivative assets	$2	$—	$2	$—
Derivative liabilities	$4	$—	$4	$—

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

Brown & Root Condor Spa (“BRC”). BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which was included in “Equity in earnings (losses) of unconsolidated affiliates” on the condensed consolidated statements of income. As of June 30, 2011, we have not collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC, which is included in “Accounts receivable” on the condensed consolidated balance sheets. In the fourth quarter of 2008, we filed for arbitration with the ICC in Paris, France in an attempt to force collection. A final arbitration hearing occurred in January 2011 and in May 2011, we received a favorable arbitration award which approximates our outstanding accounts receivable balance. We believe the amount owed to us is probable of recovery.

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

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of June 30, 2011
Unconsolidated VIEs	Total assets	Total liabilities	Maximum exposure to loss
(in millions)
U.K. Road projects	$1,523	$1,557	$31
Fermoy Road project	$253	$273	$2
Allenby & Connaught project	$3,023	$2,985	$57
EBIC Ammonia project	$701	$463	$50

	As of December 31, 2010
Unconsolidated VIEs	Total assets	Total liabilities
(in millions)
U.K. Road projects	$1,506	$1,531
Fermoy Road project	$240	$269
Allenby & Connaught project	$2,913	$2,885
EBIC Ammonia project	$604	$388

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

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of June 30, 2011, our performance through the construction phase is supported by $67 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of June 30, 2011, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $28 million and $2 million, respectively. The $55 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $30 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and continue to provide operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of June 30, 2011, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $76 million and $17 million, respectively. The $33 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of June 30, 2011.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	As of June 30, 2011
Consolidated VIEs	Total assets	Total liabilities
(in millions)
Fasttrax Limited project	$107	$112
Escravos Gas-to-Liquids project	$394	$455
Pearl GTL project	$177	$171
Gorgon LNG project	$564	$621

	As of December 31, 2010
Consolidated VIEs	Total assets	Total liabilities
(in millions)
Fasttrax Limited project	$106	$112
Escravos Gas-to-Liquids project	$356	$423
Pearl GTL project	$174	$167
Gorgon LNG project	$347	$372

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at June 30, 2011, is summarized in the following table and are also reflected on the face of our condensed consolidated balance sheet. Assets collateralizing the JV’s senior bonds include cash and equivalents of $23 million and property, plant, and equipment of approximately $79 million, net of accumulated depreciation of $43 million as of June 30, 2011.

Consolidated amount of non-recourse project-finance debt of a VIE Millions of Dollars	June 30, 2011

Current non-recourse project-finance debt of a VIE consolidated by KBR	$10
Noncurrent non-recourse project-finance debt of a VIE consolidated by KBR	$92

Total non-recourse project-finance debt of a VIE consolidated by KBR	$102

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility in Nigeria. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at June 30, 2011 and December 31, 2010, the joint venture had approximately $124 million and $84 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

Gorgon LNG project. In 2005, we were awarded, through an Australian joint venture in which we hold a 30% ownership interest, a contract from Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant in Australia. The joint venture is considered a VIE and we determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes.

Note 13. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$1
Interest cost	1	20	1	22
Expected return on plan assets	(1)	(23)	(1)	(23)
Recognized actuarial loss	1	5	1	4

Net periodic benefit cost	$1	$3	$1	$4

	Six Months Ended June 30,
	2011		2010
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$1
Interest cost	2	41	2	44
Expected return on plan assets	(2)	(47)	(2)	(46)
Recognized actuarial loss	1	10	1	9

Net periodic benefit cost	$1	$5	$1	$8

For the six months ended June 30, 2011, we contributed approximately $52 million of the $64 million we currently expect to contribute in 2011 to our international plans, and approximately $1 million of the $5 million we currently expect to contribute to our domestic plans in 2011.

Note 14. Recent Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification™ (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting standard update is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are evaluating the impact that the adoption of ASU 2011-04 will have on our financial position, results of operations, cash flows and disclosures.

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

Business Environment and Results of Operations

Business Environment

Hydrocarbon Markets

We provide a full range of engineering, procurement and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, refining, biofuels and other projects. We serve customers in the gas monetization, oil and gas, petrochemical, refining and chemical markets throughout the world. Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers’ capital expenditures in our construction market sectors.

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008. We believe the hydrocarbon markets have generally recovered from the worldwide economic recession and financial market condition. We continue to see long term growth in environmentally and economically driven energy projects and for related licensed process technologies for offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Feasibility studies and front-end engineering and design projects remain steady reflecting our clients’ intentions to invest in capital intensive energy projects, albeit releasing and proceeding with projects in phases and conducting increased levels of economic analysis. For construction and maintenance in the United States, we see an improving market with a return of larger projects driven by low natural gas prices, improved refining utilization and increasing energy demands.

Infrastructure, Government and Power Markets (“IGP”)

A significant portion of our IGP business segment’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. These operations represented one of the largest military deployments since World War II, which has caused a parallel increase in government spending. The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III, LogCAP IV and other contracts which are competitively bid. KBR is the only company providing services under the LogCAP III contract. The U.S. government continues to transition work from LogCAP III to LogCAP IV, which is a multiple award contract where three contractors, including KBR, can each bid and potentially win specific task orders. As troop deployments shift within the Middle East region, and as additional work is awarded under LogCAP IV, we have seen a decline in work under LogCAP III and we expect this decline will continue through 2011 as U.S. troops exit Iraq. We continue to expect the U.K. military to remain engaged in the region, although their presence has shifted from Iraq to Afghanistan.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities maintenance. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. We also provide related services to the global mining industry. There has been a general trend of historic under-investment in infrastructure, particularly related to the quality of water, wastewater, roads and transit, airports, and educational facilities which has historically declined while demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects, however, the economic recession has caused markets to remain flat in the U.S. and the U.K., which has resulted in delays or slow start-ups to major projects.

In the power and industrial sectors, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements while the minerals and metals markets are showing strong growth as a result of global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Activity in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

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

During the fourth quarter of 2009, we determined that we could no longer reliably estimate fees to be awarded by the AFDO and, accordingly, adjusted our accrual rate to 0%. Until such time as we are able to resume making reliable fee estimates on the LogCAP III contract, we will recognize award fees only when awarded. During the second quarter of 2010, we received an award fee of $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. During the first quarter of 2011, we were awarded and recognized revenue for award fees of $16 million representing approximately 53% of the available award fee pool for the periods of performance from March 2010 through August 2010 on task orders in Iraq. We were awarded ratings of “very good” on these task orders. We expect to receive award fees in the third quarter of 2011 for the period of performance from September 2010 through February 2011 on task orders in Iraq. The anticipated available award fee pool associated with this period of performance is subject to final determination by our customer.

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

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenue by Business Unit

	Three Months Ended June 30,
Millions of dollars	2011	2010	Dollar Change	Percentage Change
Revenue: (1)
Hydrocarbons:
Gas Monetization	$780	$708	$72	10%
Oil & Gas	134	104	30	29%
Downstream	146	157	(11)	(7)%
Technology	40	35	5	14%

Total Hydrocarbons	1,100	1,004	96	10%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	598	926	(328)	(35)%
International Government and Defence	98	103	(5)	(5)%
Infrastructure and Minerals	131	64	67	105%
Power and Industrial	63	104	(41)	(39)%

Total IGP	890	1,197	(307)	(26)%

Services	445	452	(7)	(2)%
Ventures	17	13	4	31%
Other	5	5	—	—

Total revenue	$2,457	$2,671	$(214)	(8)%

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

Income (loss) by Business Unit

	Three Months Ended June 30,
Millions of dollars	2011	2010	Dollar Change	Percentage Change
Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$76	$83	$(7)	(8)%
Oil & Gas	30	13	17	131%
Downstream	21	28	(7)	(25)%
Technology	18	17	1	6%

Total job income	145	141	4	3%
Gain on disposition of assets	—	1	(1)	(100)%
Divisional overhead	(24)	(26)	2	8%

Total Hydrocarbons	121	116	5	4%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	51	92	(41)	(45)%
International Government and Defence	33	22	11	50%
Infrastructure and Minerals	19	15	4	27%
Power and Industrial	8	15	(7)	(47)%

Total job income	111	144	(33)	(23)%
Divisional overhead	(39)	(39)	—	—%

Total IGP	72	105	(33)	(31)%

Services:
Job income	31	43	(12)	(28)%
Loss on disposition of assets	—	(1)	1	100%
Divisional overhead	(16)	(17)	1	6%

Total Services	15	25	(10)	(40)%

Ventures:
Job income	12	8	4	50%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(1)	(1)	—	—

Total Ventures	12	7	5	71%

Other:
Job income	3	2	1	50%
Loss on disposition of assets	—	(2)	2	100%
Divisional overhead	(2)	(3)	1	33%

Total Other	1	(3)	4	133%

Total business unit income	$221	$250	$(29)	(12)%

Unallocated amounts:
Labor costs absorption (1)	6	4	2	50%
Corporate general and administrative	(58)	(55)	(3)	(5)%

Total operating income	$169	$199	$(30)	(15)%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Hydrocarbons Business Segment

Gas Monetization. Revenue from Gas Monetization increased in the second quarter of 2011 by $72 million compared to 2010 primarily due to increased activity on the Gorgon LNG and Escravos GTL projects. Revenue from these projects increased $126 million in the aggregate compared to the second quarter of 2010 primarily as a result of increased progress and higher subcontractor activity. Revenue further increased by approximately $27 million as a result of increased activity on several newly awarded projects. Partially offsetting these increases in revenue was a decline in revenue of approximately $72 million due to lower procurement and subcontractor activity on the Skikda LNG and Pearl GTL projects and second-quarter 2010 change orders received on an LNG project that was near completion.

Gas Monetization job income decreased approximately $7 million in the second quarter of 2011 compared to the same period of the prior year primarily due to change orders associated with the completion of an LNG project that contributed to job income in 2010 that did not recur in 2011 resulting in a $33 million decrease to job income. Partially offsetting this decline was a $25 million increase in job income related to higher activity on LNG and GTL projects that are executed by consolidated joint ventures.

Oil & Gas. Revenue in Oil & Gas increased by $30 million and job income increased by $17 million in the second quarter of 2011 over the same period of the prior year. Revenue increased approximately $59 million due to the start of several new technical service projects as well as higher progress and additional scopes of work on existing projects. Partially offsetting these increases were decreases in revenue of approximately $21 million on various projects that were either completed in 2010 or nearing completion in 2011. The increase in job income was primarily related to the recently awarded technical service projects and higher progress and additional scopes of work on existing projects.

Downstream. Downstream revenue in the second quarter of 2011 decreased by $11 million compared to the same period in 2010 primarily due several petrochemical projects in Africa and the Middle East that were either completed or nearing completion as of the second quarter of 2011. Revenue on these refining and petrochemical projects decreased approximately $62 million which was partially offset by revenue from newly awarded projects that started either in late 2010 or early 2011 and increased activity on existing projects. Downstream job income in the second quarter of 2011 decreased approximately $7 million as compared to the same period of the prior year due to lower revenue from the African and Middle Eastern petrochemical projects. Job income on these projects decreased approximately $19 million and was partially offset by job income from newly awarded projects and increased activity on existing projects. Additionally, job income in the second quarter of 2010 included a charge of approximately $9 million related to an accounts receivable reserve adjustment which did not recur in 2011 and had an offsetting effect to the decreases in job income noted above.

Technology. Technology revenue and job income in the second quarter of 2011 increased $5 million and $1 million over the same period of the prior year, respectively, primarily due to several new ammonia plant license and proprietary equipment projects located in South America and in the Aisa-Pacific region as well as new petrochemical projects including aniline and phenol license contracts in China and Korea. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several ammonia projects located in Turkmenistan and India and a petrochemical project in China.

Infrastructure, Government and Power (“IGP”) Business Segment

North America Government and Defense (“NAGD”). Revenue from NAGD decreased approximately $328 million in the second quarter of 2011 over the same period of the prior year. The decrease in NAGD revenue includes a $385 million decline primarily resulting from an overall reduction in volume for U.S. military support activities mostly in Iraq under our LogCAP III contract due to the continued reductions in staff and personnel on the project as military bases have closed and combat troop levels declined. We expect to continue providing services on certain task orders in Iraq throughout the remainder of 2011. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $85 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq in the second half of 2011.

Job income from NAGD decreased by approximately $41 million in the second quarter of 2011 over the same period of the prior year primarily due overall lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in Iraq and Afghanistan. Additionally, we did not recognize any award fees in the second quarter of 2011 compared to award fees recognized of $60 million in the second quarter of 2010. The decline in award fees in 2011 was partially offset primarily by $18 million of fixed-fees recognized on the LogCAP III contract and increased activity on the LogCAP IV contract.

International Government and Defence (“IGD”). Revenue from IGD decreased approximately $5 million primarily attributable to reduction in revenue from completion of certain projects on the CONLOG contract with no additional task orders as well as lower activity on existing task orders for other projects. These decreases were offset by increases in revenue from commencement of service in the second quarter of 2011 under a NATO contract in Afghanistan. Job income increased $11 million in the second quarter of 2011 compared to the same period of the prior year, mainly due to reduced cost estimates for the remaining period of performance for construction activities on the Allenby & Connaught project and improved operations-related efficiencies in the contingency logistics and construction management projects.

Infrastructure and Minerals (“I&M”). Revenue from I&M increased approximately $67 million in the second quarter of 2011 over the same period of the prior year primarily due to the addition of project revenue from the acquisition of R&S in December 2010 and increased activity on various engineering projects. This increased revenue was partially offset by lower overall activity on several projects due to the prevailing economic conditions and ongoing effects of the severe flooding in Queensland, Australia in January of 2011. Job income from I&M increased $4 million in the second quarter of 2011 over the same period of the prior year primarily due to the R&S acquisition and increased activity on various engineering projects, which were partially offset by the previously mentioned reductions in project activity, economic conditions and the flooding in Australia.

Power and Industrial (“P&I”). Revenue from P&I decreased approximately $41 million, and job income decreased $7 million in the second quarter of 2011 over the same period in the prior year largely due to the completion of procurement, construction and fieldwork activities on various projects during 2010 and as a result of a declining workload on a waste-to-energy refurbishment project as it approached completion in April 2011. These decreases were partially offset by the commencement of work on a waste-to-energy expansion project in Florida and by increased staffing on a reimbursable power engineering project.

Services Business Segment

Services revenue in the second quarter of 2011 decreased by $7 million as compared to the same period of the prior year. Revenue declined $98 million in our U.S. Construction Group and $18 million in our Canada operations. The primary driver for the declines was the completion of several projects or projects being near completion. These declines were partially offset by an increase in revenue of $85 million from our Building Services group primarily due to increased activity on several hospital projects. Also partially offsetting these declines was a $27 million increase from our Industrial Services group primarily as a result of increased construction maintenance and services under a new multi-site contract throughout the Eastern and Gulf Coast regions of the U.S. and turnaround work based in Canada.

Job income decreased by approximately $12 million in the second quarter of 2011 as compared to the same period of the prior year primarily due to the decline in U.S. Construction and Canada activity due the completion of several projects or projects being near completion offset by revenue growth with lower margin work.

Ventures Business Unit

The results of our Ventures operations are primarily generated by investments accounted for under the equity method, except for Fasttrax which was consolidated January 1, 2010 following the amendments to ASC 810 Consolidations. Ventures revenue was $17 million and job income was $12 million in the second quarter of 2011 as compared to revenue of $13 million and job income of $8 million in the second quarter of 2010. The increase in revenue and job income is primarily attributable to increased sales volume and higher ammonia prices related to the EBIC ammonia plant project in Egypt.

Unallocated amounts

Labor cost absorption. Labor cost absorption income was $6 million in the second quarter of 2011 and was $4 million in the second quarter of 2010. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income improved in 2011 primarily due to higher chargeability and utilization in several of our engineering offices as well as a higher headcount in the labor resource pool.

General and Administrative expense. General and administrative expense was $58 million in the second quarter of 2011 compared with $55 million for the prior year second quarter. General and administrative expense increased $3 million in the second quarter of 2011 largely due to the increased real estate and employee salary and benefits related expenses, partially offset by lower incentive compensation and costs associated with enterprise resource planning implementation efforts.

Services Segment Revenues by Market Sector

The Services business segment provides construction management and maintenance services to clients in a number of markets that are also served by our other business units. We believe customer focus, attention to highly productive delivery, and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by the Services segment based on the markets served, some of which are the same sectors served by our other business segments. The perspective highlights the markets served by our Services segment.

	Three Months Ended June 30, 2011
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons business segment:
Gas Monetization	$780	$—	$780
Oil & Gas	134	54	188
Downstream	146	109	255
Technology	40	—	40

Total Hydrocarbons business segment revenue	1,100	163	1,263

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	598	17	615
International Government and Defence	98	—	98
Infrastructure and Minerals	131	—	131
Power and Industrial	63	265	328

Total IGP business segment revenue	890	282	1,172

Services	445	(445)	—
Other	22	—	22

Total KBR Revenue	$2,457	$—	$2,457

	Three Months Ended June 30, 2010
(in millions)	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons business group:
Gas Monetization	$708	$—	$708
Oil & Gas	104	90	194
Downstream	157	144	301
Technology	35	—	35

Total Hydrocarbons business segment revenue	1,004	234	1,238

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	926	23	949
International Government and Defence	103	—	103
Infrastructure and Minerals	64	—	64
Power and Industrial	104	195	299

Total IGP business segment revenue	1,197	218	1,415

Services	452	(452)	—
Other	18	—	18

Total KBR Revenue	$2,671	$—	$2,671

Non-operating items

Net interest expense was both $5 million in the second quarter of 2011 and 2010. Interest expense included commitment fees paid under the terms of our credit facility, fees associated with outstanding performance-related and financial-related issued letters of credit, as well as fees paid to former parent for guarantees provided to us for various financial commitments and was approximately $4 million for both the second quarter of 2011 and second quarter of 2010. Additionally, interest expense includes interest on the non-recourse project-finance debt related to Fasttrax which was approximately $3 million in the second quarter of 2011 and $2 million in the second quarter of 2010. Interest expense in both quarters was partially offset by interest income earned on invested cash.

We had foreign currency gains of $2 million in the second quarter of 2011 and foreign currency losses of $3 million in the second quarter of 2010. Foreign currency gains in the second quarter of 2011 were primarily due to the weakening U.S. Dollar against most major currencies. Foreign currency losses in the second quarter of 2010 were primarily due to the weakening Euro and from currencies with no hedge market such as the Algerian Dinar. Some of these positions were not fully hedged.

Provision for income taxes was $39 million in the second quarter of 2011 and $69 million in the second quarter of 2010. Our effective tax rate was approximately 24% for the three months ended June 30, 2011 and 36% for the three months ended June 30, 2010. Our effective tax rate for the three months ended June 30, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In addition, we recognized discrete tax benefits from the release of a tax reserve due to expiration of a statute in the second quarter of 2011. Our effective tax rate excluding discrete items was approximately 28% for the three months ended June 30, 2011.

Our 36% effective tax rate for the three months ended June 30, 2010 was higher than the U.S. statutory tax rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes. Our effective tax rate excluding discrete items was approximately 33% for the three months ended June 30, 2010.

Net income attributable to noncontrolling interests was $27 million in the second quarter of 2011 and $16 million in the second quarter of 2010. The $11 million increase was primarily due to a cumulative contract-to-date impact related to the effects of foreign currency and tax-related transfer pricing in our Gas Monetization business unit as well as higher earnings on certain LNG and GTL projects. These increases were partially offset by lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenue by Business Unit

	Six Months Ended June 30,
Millions of dollars	2011	2010	Increase (Decrease)	Percentage Change
Revenue: (1)
Hydrocarbons:
Gas Monetization	$1,526	$1,383	$143	10%
Oil & Gas	255	188	67	36%
Downstream	282	290	(8)	(3)%
Technology	84	65	19	29%

Total Hydrocarbons	2,147	1,926	221	11%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,203	1,936	(733)	(38)%
International Government and Defense	167	197	(30)	(15)%
Infrastructure and Minerals	251	137	114	83%
Power and Industrial	124	201	(77)	(38)%

Total IGP	1,745	2,471	(726)	(29)%

Services	842	867	(25)	(3)%
Ventures	34	28	6	21%
Other	10	10	—	—

Total revenue	$4,778	$5,302	$(524)	(10)%

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

Income (loss) by Business Unit

	Six Months Ended June 30,
Millions of dollars	2011	2010	Increase (Decrease)	Percentage Change
Business Unit Income (loss):
Hydrocarbons:
Gas Monetization	$140	$136	$4	3%
Oil & Gas	54	29	25	86%
Downstream	40	50	(10)	(20)%
Technology	36	29	7	24%

Total job income	270	244	26	11%
Gain on disposition of assets	1	1	—	—
Divisional overhead	(51)	(53)	2	4%

Total Hydrocarbons	220	192	28	15%

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	106	128	(22)	(17)%
International Government and Defense	50	40	10	25%
Infrastructure and Minerals	48	33	15	45%
Power and Industrial	14	29	(15)	(52)%

Total job income	218	230	(12)	(5)%
Divisional overhead	(85)	(79)	(6)	(8)%

Total IGP	133	151	(18)	(12)%

Services:
Job income	63	80	(17)	(21)%
Loss on disposition of assets	—	(1)	1	100%
Divisional overhead	(35)	(33)	(2)	(6)%

Total Services	28	46	(18)	(39)%

Ventures:
Job income (loss)	23	17	6	35%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(2)	(2)	—	—

Total Ventures	22	15	7	47%

Other:
Job income	7	4	3	75%
Loss on disposition of assets	—	(2)	2	100%
Divisional overhead	(4)	(4)	—	—

Total Other	3	(2)	5	250%

Total business unit income	$406	$402	$4	1%

Unallocated amounts:
Labor costs absorption (1)	9	—	9	—
Corporate general and administrative	(102)	(104)	2	2%

Total operating income	$313	$298	$15	5%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups (above)/under the amounts charged to the operating business units.

Hydrocarbons Business Group

Gas Monetization. Revenues in the first six months of 2011 in Gas Monetization increased by $143 million compared to 2010 which was primarily due to increased activity from the Gorgon LNG and Escravos GTL projects. Revenue from these projects increased approximately $200 million in the aggregate compared to the first six months of 2010 primarily as a result of increased progress. Revenue further increased in the first six month of 2011 by approximately $38 million as a result of increased activity on newly awarded FEED projects. Partially offsetting the 2011 increases in Gas Monetization revenues are declines in revenues of approximately $88 million in the aggregate due to lower procurement and subcontractor activity on the Skikda LNG project and the completion of an LNG project and other projects in 2010.

Gas Monetization job income increased approximately $4 million in the first six months of 2011 compared to the same period of the prior year. Job income increased $41 million as a combined result of increased activity on an LNG project, the sale of our interest in an unconsolidated joint venture and the reversal of commercial agent fees on a completed LNG project. Partially offsetting these increases in job income were decreases of approximately $39 million due to lower activity on LNG and GTL projects as well as income in 2010 related to change orders associated with the completion of another LNG project.

Oil & Gas. Revenues from Oil & Gas increased by approximately $67 million in the first six months of 2011 as compared to the first six months of 2010. Oil and Gas revenue increased by approximately $90 million primarily due to the start of several new technical service projects as well as higher progress and additional scopes of work on existing projects. The increases in revenue were partially offset due to lower volume and progress on projects that were either completed or nearing completion during the first six months of 2011. Job income increased by approximately $25 million as a result of the new project awards and increased activity on existing projects.

Downstream. Downstream revenue in the first six months of 2011 decreased by $8 million primarily due to several refining and petrochemical projects that were either completed or nearing completion during the first six months of 2011. Revenue on these projects decreased approximately $76 million as compared to the prior year. The decreases in revenue were partially offset by revenues of $68 million from newly awarded projects that started either in late 2010 or early 2011 as well as increased activity on existing projects including the Yanbu and Kior projects. Downstream job income decreased $10 million during the first six months of 2011 due to lower job income on projects in Africa and the Middle East that were either completed or nearing completion in late 2010 or early 2011.

Technology. Technology revenue and job income in the first six months of 2011 increased $19 million and $7 million over the same period of the prior year, respectively, primarily due to the progress achieved on a new grassroots ammonia, urea and granulation complex project in Brazil and other petrochemical projects located in China, India and South America. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several projects located in Turkmenistan, India, China, Korea, and Angola.

Infrastructure, Government and Power (“IGP”) Business Group

North America Government and Defense (“NAGD”). Revenue from our NAGD Operations decreased approximately $733 million in the first six months of 2011 over the same period in the prior year. The decrease in NGAD revenue includes a $923 million decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. The lower volume is primarily due to the continued reductions in staff and personnel on the project as combat troop levels declined. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $201 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq in the second half of 2011.

Job income from NAGD decreased by approximately $22 million in the first six months of 2011 over the same period of the prior year primarily due to overall lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in Iraq and Afghanistan. Additionally, we recognized only $16 million in award fees in the first half of 2011 as compared to $60 million in the first half of 2010. Partially offsetting these declines was increased activity on the LogCAP IV contract as well as higher fixed-fees recognized and lower unallowable costs recognized on the LogCAP III contract compared to the first six months of 2010.

International Government and Defense (“IGD”). Revenue from IGD decreased approximately $30 million primarily attributable to reduction in revenue primarily related to lower activity on the Temporary Deployable Accommodation project as well as lower activity on existing task orders for other projects. These decreases were offset by increases in revenue from commencement of service in the second quarter of 2011 under a NATO contract in Afghanistan. Job income increased $10 million in the second quarter of 2011 compared to the same period of the prior year, mainly due to reduced cost estimates for the remaining period of performance for construction activities on the Allenby & Connaught project and improved operations-related efficiencies in the contingency logistics and construction management projects.

Infrastructure and Minerals (“I&M”). Revenue from I&M increased approximately $114 million in the first six months of 2011 over the same period of the prior year primarily due to the addition of project revenue from the acquisition of R&S in December 2010, increased activity on various engineering projects and incentives earned on a project in Australia. This increased revenue was partially offset by lower overall activity on several projects due to the prevailing economic conditions and ongoing effects of the severe flooding in Queensland, Australia in January of 2011. Job income from I&M increased $15 million in the first six months of 2011 over the same period of the prior year primarily as a result of a project incentive earned on a transport project and the R&S acquisition partially offset by the severe flooding in Queensland, Australia and other completed projects.

Power and Industrial (“P&I”). Revenue from P&I decreased approximately $77 million, and job income decreased $15 million in the first six months of 2011 over the same period in the prior year largely as a result of the completion of procurement, construction and fieldwork activities on various projects during 2010 and as a result of a declining workload on an waste-to-energy refurbishment project as it approached completion in April 2011. These decreases were partially offset by the commencement of work on a waste-to-energy expansion project in Florida and by increased staffing on a reimbursable power engineering project.

Services

Services revenue in the first six months of 2011 decreased by $25 million as compared to the same period of the prior year. Revenue declined $182 million in our U.S. Construction Group and $68 million in our Canada operations. The primary driver for the declines was the completion of several projects or projects being near completion. These declines were partially offset by an increase in revenue of $176 million from our Building Services group primarily due to increased activity on several hospital projects. Also partially offsetting these declines was a $50 million increase from our Industrial Services group primarily as a result of increased construction maintenance and services under a new multi-site contract throughout the Eastern and Gulf Coast regions of the U.S. and several public municipality projects as well as increased turnaround work based in Canada.

Job income decreased by approximately $17 million in the first six months of 2011 as compared to the same period of the prior year. This was due to the decline in U.S. Construction and Canada activity from the completion of several projects or projects being near completion. This decline was partially offset by increased Building group project activity on numerous large hospital projects as well as increased activity on the various industrial service projects in the U.S. and turnaround work in Canada.

Ventures

Ventures revenue was $34 million and job income was $23 million in the first six months of 2011 as compared to revenue of $28 million and job income of $17 million in the first six months of 2010. The increase in revenue and job income is primarily attributable to increased sales volume and higher ammonia prices related to the EBIC ammonia plant project in Egypt.

Labor cost absorption. Labor cost absorption income was $9 million for the first six months of 2011 and was zero in the first six months of 2010. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. Labor cost absorption income improved in 2011 primarily due to higher chargeability and utilization in several of our engineering offices as well as a higher headcount in the labor resource pool.

General and Administrative expense. General and administrative expense was $102 million in the first six months of 2011 compared with $104 million for the prior year second quarter. General and administrative expense decreased $2 million in the first six months of 2011 largely due to lower incentive compensation and costs associated with enterprise resource planning implementation efforts.

Allocation of Services Business Unit to IGP and Hydrocarbons

The Services business segment provides construction and maintenance services to clients in a number of markets. We believe customer focus, attention to highly productive delivery, and a diverse market presence are keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis shown below is supplementally provided to present the revenues of our reportable business segments by market. The revenues managed by the Services business segment have been allocated based on the markets served by the Services business segment. The perspective highlights the markets served by our Services segment.

	Six Months Ended June 30, 2011
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$1,526	$—	$1,526
Oil & Gas	255	89	344
Downstream	282	202	484
Technology	84	—	84

Total Hydrocarbons business group revenue	2,147	291	2,438

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,203	46	1,249
International Government and Defense	167	—	167
Infrastructure and Minerals	251	—	251
Power and Industrial	124	505	629

Total IGP business group revenue	1,745	551	2,296

Services	842	(842)	—
Other	44	—	44

Total KBR Revenue	$4,778	$—	$4,778

	Six Months Ended June 30, 2010
	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons business group:
Gas Monetization	$1,383	$—	$1,383
Oil & Gas	188	179	367
Downstream	290	286	576
Technology	65	—	65

Total Hydrocarbons business group revenue	1,926	465	2,391

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	1,936	33	1,969
International Government and Defense	197	—	197
Infrastructure and Minerals	137	—	137
Power and Industrial	201	369	570

Total IGP business group revenue	2,471	402	2,873

Services	867	(867)	—
Other	38	—	38

Total KBR Revenue	$5,302	$—	$5,302

Non-operating items

Net interest expense was $10 million in the first six months of 2011 and $9 million in the first six months of 2010. Interest expense included commitment fees paid under the terms of our credit facility, fees associated with outstanding performance-related and financial-related issued letters of credit, as well as fees paid to former parent for guarantees provided to us for various financial commitments and was approximately $8 million for both the second quarter of 2011 and second quarter of 2010. Additionally, interest expense includes interest on the non-recourse project-finance debt related to Fasttrax which was approximately $5 million in the first six months of 2011 and $3 million in the first six months of 2010. Interest expense in both quarters was partially offset by interest income earned on invested cash.

We had foreign currency gains of $3 million in the first six months of 2011 and foreign currency losses of $5 million in the first six months of 2010. Foreign currency gains in the first six months of 2011 were primarily due to the weakening U.S. Dollar against most major currencies. Foreign currency losses in the first six months of 2010 were primarily due to the weakening Euro and from currencies with no hedge market such as the Algerian Dinar. Some of these positions were not fully hedged.

Provision for income taxes was $61 million in the first six months of 2011 and $103 million in the first six months of 2010. Our effective tax rate was approximately 20% for the six months ended June 30, 2010 and 36% for the six months ended June 30, 2010. Our effective tax rate for the first six months of 2011 was lower than our statutory rate of 35% primarily due to due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In addition, we recognized discrete tax benefits in the first quarter of 2011 from the execution of tax planning strategies, the release of a tax reserve due to expiration of a statute and from the reduction of deferred tax liabilities recorded in prior periods as a result of changes in estimates of the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership. The tax liability that will result from ultimate liquidation of the Australian joint venture is dependent upon the amount and timing of the debts to be discharged during the liquidation process. Although we do not control the process, we anticipate the joint venture will be liquidated in the second half of 2011. As a result, the deferred tax liabilities may be further adjusted based on actions taken by the administrator and timing of the wind-up and liquidation process. Our effective tax rate excluding discrete items was approximately 30% for the first six months ended June 30, 2011.

Our effective tax rate for the first six months of 2010 was higher than our statutory rate of 35% primarily due to discrete items charged to income tax expense related to increased tax accruals due to several items including Subpart F income and true-up of prior year foreign taxes. Our effective tax rate excluding discrete items was approximately 34% for the six months ended June 30, 2010.

Net income attributable to noncontrolling interests was $39 million in the first six months of 2011 and $29 million in the first six months of 2010. The $10 million increase was primarily due a cumulative contract-to-date impact related to the effects of foreign currency and tax-related transfer pricing on a project in our Gas Monetization business unit as well as higher earnings on certain LNG and GTL projects. These increases were partially offset by lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded and in progress. We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For long-term contracts with a defined contract term, the amount included in backlog is limited to five years. In many instances, arrangements included in backlog are complex, nonrepetitive in nature, and may fluctuate depending on expected revenue and timing. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include our management fee revenue of each project in backlog.

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $1.8 billion at June 30, 2011 and $1.7 billion at December 31, 2010. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $3.8 billion at June 30, 2011 and $4.4 billion at December 31, 2010.

Backlog(1)

(in millions)

	June 30, 2011	December 31, 2010
Hydrocarbons:
Gas Monetization	$4,839	$5,509
Oil & Gas	370	325
Downstream	630	525
Technology	232	201

Total Hydrocarbons backlog	6,071	6,560

Infrastructure, Government and Power (“IGP”):
North America Government and Defense	988	1,043
International Government and Defence	1,244	1,223
Infrastructure and Minerals	575	446
Power and Industrial	578	177

Total IGP backlog	3,385	2,889

Services	1,622	1,771
Ventures	896	821

Total backlog for continuing operations	$11,974	$12,041

(1)

All backlog is attributable to firm orders as of June 30, 2011 and December 31, 2010. Backlog attributable to unfunded government orders was $114 million at June 30, 2011 and $137 million as of December 31, 2010.

We estimate that as of June 30, 2011, 58% of our backlog will be executed within one year. As of June 30, 2011, 24% of our backlog was attributable to fixed-price contracts and 76% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog declined approximately $489 million primarily because of a decline in Gas Monetization backlog of approximately $670 million due to work performed on projects of $722 million primarily on the Escravos GTL, Gorgon LNG, Skikda LNG, Pearl GTL and other projects partially offset by new awards of $52 million in the first six months of 2011. New awards of $604 million in our Oil & Gas, Downstream and Technology business units were partially offset by $423 million of work performed on existing projects in those business units.

IGP Backlog increased by $496 million as a result of new awards of $929 million primarily in the P&I, I&M and IGD business units, which includes the recent award of a fixed-price contract associated with a waste-to-energy plant expansion project in P&I. This increase in new awards was partially offset by work performed on existing projects of approximately $433 million across all IGP business units.

Services backlog declined $149 million primarily due to work performed of approximately $722 million on various construction projects in the U.S. and Canada partially offset by new awards of approximately $573 million including major awards in our Building Group and Industrial Services product lines.

Liquidity and Capital Resources

Cash and equivalents totaled $712 million at June 30, 2011 and $786 million at December 31, 2010, which included $212 million and $136 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures and we expect to use the cash to pay project costs.

As of June 30, 2011, we had restricted cash of $2 million related to the amounts held on deposit with certain banks to collateralize standby letters of credit. Of this, $1 million is included in “Other current assets” and $1 million is included in “Other assets” in the accompanying consolidated financial statements.

As of June 30, 2011, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $300 million.

Cash Flow Activities

	For the Six Months Ended
	2011	2010
Cash flows provided by operating activities	$223	$432
Cash flows used in investing activities	(58)	(56)
Cash flows used in financing activities	(248)	(83)
Effect of exchange rate changes on cash	9	(21)

Increase (decrease) in cash and equivalents	$(74)	$272
Cash increase due to consolidation of a variable interest entity	—	22

Net increase (decrease) in cash and equivalents	$(74)	$294

Operating activities. Cash provided by operations totaled $223 million in the first six months of 2011 and was driven primarily by strong performance and collections of advances and distributions of earnings from unconsolidated affiliates. Cash paid for taxes, net of refunds, was approximately $92 million for the first six months of 2011. Additionally, we contributed approximately $53 million to our pension funds during the first six months of 2011 including a one-time contribution of approximately $39 million which we had previously agreed with the trustees of one of our international plans.

Cash provided by operations was $432 million in the first six months of 2010 and was primarily impacted by overall earnings as well as improvements in cash receipts on certain projects in our Gas Monetization, Downstream and International Government and Defense business units. Also contributing to the increase in cash provided by operations was the decline of approximately $96 million in working capital for our LogCAP III project. Additionally, cash held by joint ventures that we consolidate for accounting purposes increased approximately $30 million during the first six months of 2010.

Investing activities. Cash used in investing activities in the first six months of 2011 totaled $58 million which was primarily due to capital expenditures of $47 million primarily related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease extension of our corporate headquarters.

Cash used in investing activities for the first six months of 2010 totaled $56 million which included $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. Capital expenditures were $19 million for the first six months of 2010, primarily related to increased corporate infrastructure spending and leasehold improvements. Additionally, we financed approximately $19 million for the purchase of computer software for internal use during the second quarter of 2010. In the second quarter of 2010 we acquired Energo Engineering for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments. Additionally, we made a $7 million investment in an equity method joint venture associated with our lease extension of our corporate headquarters.

Financing activities. Cash used in financing activities in the first six months of 2011 totaled $248 million and included $164 million of payments to acquire the noncontrolling interest in MWKL, $46 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, $37 million of payments to repurchase approximately 1 million shares of our common stock, $15 million related to dividend payments to our shareholders, an $10 million of payments on debt related to the Fasttrax VIE as well as the payment of financed computer software purchased in 2010. These payments were partially offset by a return of cash of approximately $16 million used to collateralize standby letters of credit.

Cash used in financing activities for the first six months of 2010 totaled $83 million and included $58 million of payments to repurchase approximately 2.6 million shares of our common stock, $30 million related to distributions to owners of noncontrolling shareholders of several of our consolidated joint ventures and $16 million related to dividend payments to shareholders. These payments were partially offset by the return of approximately $24 million of collateralized cash related to our standby letters of credit.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and use of our RCF.

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

Revolving Credit Facility (“RCF”)

On November 3, 2009, we entered into a $1.1 billion three-year, unsecured, revolving credit agreement (the “Revolving Credit Facility” or “RCF”), with a group of commercial banks. The RCF expires in November 2012 and is available for general corporate purposes including working capital requirements and letters of credit. While there is no sub-limit for letters of credit under this facility, letter of credit fronting commitments were $880 million as of June 30, 2011. Amounts advanced bear interest at variable rates, per annum, based either on the London interbank offered rate (“LIBOR”) plus 3% or a base rate plus 2%, with the base rate being equal to the highest of (i) the reference bank’s publicly announced base rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1%. Letters of credit fees are charged at per annum rates equal to 1.5% for performance and commercial letters of credit and 3% for all others. Other fees include 0.625%, per annum, for unused commitments, 0.25%, per annum, for letter of credit fronting commitments and 0.05% charged on the face amount of a letter of credit upon issuance. As of June 30, 2011, there were $261 million in letters of credit and no advances outstanding.

The RCF includes financial covenants that we maintain a ratio of consolidated debt to consolidated EBITDA of no more than 3.5 to 1 and a consolidated net worth of no less than $2 billion, plus 50% of consolidated net income for each quarter ending after September 30, 2009, plus 100% of any increase in shareholders’ equity attributable to the sale of equity securities. At June 30, 2011, we were in compliance with these ratios and other covenants mentioned below.

The RCF contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, and limits the amounts and types of investments we can make. The RCF permits us, among other things, to declare and pay shareholder dividends and engage in equity repurchases not to exceed $400 million in the aggregate during the term of the RCF. At June 30, 2011, the remaining limit of this covenant that we can use to re-acquire KBR common stock or to pay dividends is approximately $88 million. It also permits us to incur indebtedness in respect of purchase money obligations, capitalized leases and refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million. Our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

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

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have approximately $1.8 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of June 30, 2011, and we had utilized $586 million of our credit capacity. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The letters of credit outstanding included $261 million issued under our RCF and $325 million issued under uncommitted bank lines at June 30, 2011. Of the total letters of credit outstanding, $220 million relate to our joint venture operations and $23 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. Approximately $164 million of the $261 million letters of credit issued under our RCF have expiry dates close to or beyond the maturity date of the facility. Under the terms of the RCF, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. As the need arises, future projects will be supported by letters of credit issued under our RCF or other lines of credit arranged on a bilateral basis. We believe we have adequate letter of credit capacity under our existing RCF and bilateral lines of credit to support our operations for the next twelve months.

Other obligations. As of June 30, 2011, we had commitments to provide $30 million in funding to our privately financed projects including future equity funding for our Allenby and Connaught project. Our commitments to fund our privately financed projects are supported by letters of credit as described above. At June 30, 2011, approximately $17 million of the $30 million in commitments will become due within one year.

Other factors affecting liquidity

Government claims. Included in receivables in our balance sheets are unapproved claims for costs incurred under various government contracts totaling $149 million at June 30, 2011 of which $121 million is included in “Account receivable” and $28 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $121 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $28 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at June 30, 2011 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects, totaling $19 million at June 30, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent. As of June 30, 2011, “Due to former parent, net” in the accompanying financial statements was approximately $53 million and was comprised primarily of net amounts owed to Halliburton under the tax sharing agreement for estimated income taxes and other receivables due from Halliburton under the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at June 30, 2011 and relates to income taxes primarily for the years from 2001 through 2006. Although we believe we have appropriately accrued for these amounts owed to Halliburton, there may be differences of interpretation between us and Halliburton regarding the terms of the tax sharing agreement which may result in changes to the amounts ultimately paid to or received from Halliburton for income taxes at the time of settlement. Under the MSA, Halliburton agreed to indemnify us for certain penalties and fines, including reimbursement of certain legal fees, associated with matters existing at the date of our separation from Halliburton. The remaining balance as of June 30, 2011 is associated with various other amounts payable to or receivable from Halliburton resulting from our separation in 2007 which we will continue to evaluate prior to final settlement with Halliburton.

Included in “Other assets” in the accompanying financial statements is an income tax receivable of approximately $18 million related to a foreign tax credit generated prior to our split-off from Halliburton in 2007. The receivable will be collected from Halliburton after Halliburton receives the refund from an amended tax return that was filed in the second quarter of 2011.

We have recorded a indemnification receivable due from Halliburton of approximately $12 million associated with our estimated liability in the Barracuda-Caratinga matter which is included in “Other current assets” in the accompanying financial statements.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(c)

On June 8, 2010, we initiated a Board of Directors authorized share repurchase program allowing us to maintain, over time, our outstanding shares at approximately 150 million shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2011.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – 29, 2011
Repurchase Program (a)	—	$—	—	1,577,735
Employee Transactions (b)	20,135	$37.77	—	—
May 2 – 31, 2011
Repurchase Program (a)	218,600	$35.39	218,600	1,432,228
Employee Transactions (b)	5,823	$37.82	—	—
June 3 – 27, 2011
Repurchase Program (a)	724,213	$35.71	724,213	759,156
Employee Transactions (b)	1,891	$36.06	—	—

Total
Repurchase Program (a)	942,813	$35.63	942,813	—
Employee Transactions (b)	27,849	$37.67	—	—

(a)	We may continue to repurchase shares of our outstanding common shares as necessary to maintain, over time, our outstanding shares at approximately 150 million shares.
(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

	Exhibit Number	Description
	3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

	3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.2 to KBR’s current report on Form 8-K filed July 5, 2011; File No. 1-33146)

	4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*	10.1

Three Year Revolving Credit Agreement dated as of November 3, 2009 among KBR, Inc., the Lenders party thereto, BBVA Compass, as Syndication Agent, The Royal Bank of Scotland PLC, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Citigroup Global Markets Inc. and RBS Securities Inc., as Co-Lead Arrangers, and Citibank, N.A. as Administrative Agent (Re-filed with a complete set of exhibits. Originally filed as Exhibit 10.1 to KBR’s current report on Form 8-K filed November 6, 2009; File No. 1-33146)

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification by the Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification by the Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed with this Form 10-Q

	**	Furnished with this Form 10-Q

	***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.

/s/ Susan K. Carter	/s/ Dennis S. Baldwin
Susan K. Carter	Dennis S. Baldwin
Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Date: July 27, 2011