Form 10-Q
period 2011-09-30
KBR, INC.
filed 2011-10-26
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

[    ]  Transition Report Pursuant to Section 13 or 15(d)

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

Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

As of October 14, 2011, there were 148,855,919 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

KBR, Inc.

Condensed Consolidated Statements of Income

(In millions, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Services	$2,364	$2,432	$7,057	$7,658
Equity in earnings of unconsolidated affiliates, net	23	23	108	99
Total revenue	2,387	2,455	7,165	7,757
Operating costs and expenses:
Cost of services	2,188	2,238	6,553	7,136
General and administrative	61	53	163	157
Loss (gain) on disposition of assets, net	—	1	(2)	3
Total operating costs and expenses	2,249	2,292	6,714	7,296
Operating income	138	163	451	461
Interest expense, net	(3)	(3)	(13)	(12)
Foreign currency gains (losses), net	1	1	4	(4)
Other non-operating income (expense)	1	(1)	—	(1)
Income before income taxes and noncontrolling interests	137	160	442	444
Benefit (Provision) for income taxes	54	(43)	(7)	(146)
Net Income	191	117	435	298
Net income attributable to noncontrolling interests	(6)	(20)	(45)	(49)
Net income attributable to KBR	$185	$97	$390	$249

Net income attributable to KBR per share:
Basic	$1.23	$0.62	$2.57	$1.57
Diluted	$1.22	$0.62	$2.55	$1.56

Basic weighted average common shares outstanding	150	155	151	158
Diluted weighted average common shares outstanding	151	156	152	159

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.10

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Balance Sheets

(In millions except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$690	$786
Receivables:
Accounts receivable, net of allowance for bad debts of $24 and $27	1,352	1,455
Unbilled receivables on uncompleted contracts	569	428
Total receivables	1,921	1,883
Deferred income taxes	268	199
Other current assets	487	394
Total current assets	3,366	3,262
Property, plant, and equipment, net of accumulated depreciation of $359 and $334 (including $75 and $80, net, owned by a variable interest entity – see Note 12)	379	355
Goodwill	949	947
Intangible assets, net	116	127
Equity in and advances to related companies	215	219
Noncurrent deferred income taxes	90	103
Noncurrent unbilled receivables on uncompleted contracts	314	320
Other assets	140	84
Total assets	$5,569	$5,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$852	$921
Due to former parent, net	53	43
Obligation to former noncontrolling interest (Note 3)	24	180
Advance billings on uncompleted contracts	555	498
Reserve for estimated losses on uncompleted contracts	18	26
Employee compensation and benefits	185	200
Current non-recourse project-finance debt of a variable interest entity (Note 12)	9	9
Other current liabilities	599	470
Total current liabilities	2,295	2,347
Noncurrent employee compensation and benefits	332	397
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 12)	90	92
Other noncurrent liabilities	159	132
Noncurrent income tax payable	140	128
Noncurrent deferred tax liability	78	117
Total liabilities	3,094	3,213

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 172,226,267 and 171,448,067 shares issued, and 148,852,919 and 151,132,049 shares outstanding	—	—
Paid-in capital in excess of par	1,999	1,981
Accumulated other comprehensive loss	(448)	(438)
Retained earnings	1,524	1,157
Treasury stock, 23,373,348 shares and 20,316,018 shares, at cost	(547)	(454)
Total KBR shareholders’ equity	2,528	2,246
Noncontrolling interests	(53)	(42)
Total shareholders’ equity	2,475	2,204
Total liabilities and shareholders’ equity	$5,569	$5,417

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$191	$117	$435	$298
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	(15)	15	(19)	9
Pension liability adjustments	4	4	12	10
Net unrealized loss on derivatives	—	(5)	(2)	(1)
Total other comprehensive income (loss), net of tax	(11)	14	(9)	18
Comprehensive income	180	131	426	316
Less: Comprehensive income attributable to noncontrolling interests	(7)	(23)	(46)	(51)
Comprehensive income attributable to KBR	$173	$108	$380	$265

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$435	$298
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	54	45
Equity in earnings of unconsolidated affiliates	(108)	(99)
Deferred income taxes	(136)	(9)
Other	8	31
Changes in operating assets and liabilities:
Receivables	124	(151)
Unbilled receivables on uncompleted contracts	(165)	168
Accounts payable	(27)	(125)
Advanced billings on uncompleted contracts	11	137
Accrued employee compensation and benefits	(10)	59
Reserve for loss on uncompleted contracts	(7)	(11)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	15	(5)
Distribution of earnings from unconsolidated affiliates	107	45
Other assets	49	61
Other liabilities	(38)	97
Total cash flows provided by operating activities	312	541
Cash flows from investing activities:
Capital expenditures	(66)	(39)
Investment in equity method joint ventures	(11)	(14)
Acquisition of business, net of cash acquired	—	(10)
Investment in licensing arrangement	—	(20)
Total cash flows used in investing activities	(77)	(83)
Cash flows from financing activities:
Acquisition of noncontrolling interest	(164)	—
Payments to reacquire common stock	(96)	(217)
Distributions to noncontrolling interests, net	(57)	(37)
Payments of dividends to shareholders	(23)	(24)
Net proceeds from issuance of stock	7	3
Payments on long-term borrowings	(10)	(9)
Excess tax benefits from stock-based compensation	3	—
Return of cash collateral on letters of credit, net	16	26
Total cash flows used in financing activities	(324)	(258)
Effect of exchange rate changes on cash	(7)	12
Increase (decrease) in cash and equivalents	(96)	212
Cash increase due to consolidation of a variable interest entity	—	22
Cash and equivalents at beginning of period	786	941
Cash and equivalents at end of period	$690	$1,175

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Noncash operating activities
Other assets ( Note 8)	$181	$130
Other liabilities ( Note 8)	$(181)	$(130)
Noncash financing activities
Dividends declared	$8	$8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of shares	2011	2010	2011	2010
Basic weighted average common shares outstanding	150	155	151	158
Dilutive effect of stock options and restricted shares	1	1	1	1
Diluted weighted average common shares outstanding	151	156	152	159

For purposes of applying the two-class method in computing earnings per share, net earnings allocable to participating securities was approximately $0.8 million for the three months ended September 30, 2011 and $1.8 million for the nine months ended September 30, 2011. Net earnings allocable to participating securities were approximately $0.6 million for the three months ended September 30, 2010 and $1.6 million for the nine months ended September 30, 2010. The diluted earnings per share calculation did not include 0.7 million and 0.5 million anti-dilutive weighted average shares for the three and nine months ended September 30, 2011, respectively. The diluted earnings per share calculation did not include 1.0 million anti-dilutive weighted average shares for both the three and nine months ended September 30, 2010, respectively.

Note 3. Business Combinations and Other Transactions

Business Combinations

ENI Holdings, Inc. (the “Roberts & Schaefer Company”).    On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. R&S’s operating results are reported in our IGP segment.

The purchase price was $280 million plus preliminary net working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to post-closing adjustments. The purchase price was subject to an initial escrowed holdback amount of $43 million to secure post-closing working capital adjustments, indemnification obligations of the sellers and other contingent obligations related to the operations of the business. During the first nine months of 2011, we recorded an increase to goodwill of approximately $3 million primarily associated with additional purchase consideration payable to the seller based upon our estimates of post-closing working capital adjustments and final valuation of acquired intangible assets. As of September 30, 2011, approximately $27 million of holdbacks remained in escrow and subject to finalization of post-closing working capital adjustments, indemnification obligations and other contingent obligations.

Other Transactions

M.W. Kellogg Limited (“MWKL”).    On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. The initial purchase price of $164 million was paid on January 5, 2011. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of September 30, 2011, we had a net liability of approximately $24 million classified on our balance sheet as “Obligation to former noncontrolling interest” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

LNG Joint Venture.    On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our condensed consolidated income statement for the nine months ended September 30, 2011.

Note 4. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

Millions of dollars	September 30, 2011	December 31, 2010
Probable unapproved claims	$27	$19
Probable unapproved change orders	9	10
Probable unapproved change orders related to unconsolidated subsidiaries	—	3

As of September 30, 2011, the probable unapproved claims related to several completed projects. Contracts with probable unapproved claims that will likely not be settled within one year totaled $19 million at September 30, 2011 and December 31, 2010, and are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. See Note 7 for a discussion of U.S. government contract claims, which are not included in the table above.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit. PEMEX asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. Appellate briefs have been filed by both parties and we anticipate oral arguments will occur during the fourth quarter of 2011 with a decision approximately six months thereafter. We believe the likelihood of PEMEX reversing the trial court to be remote as U.S. courts have a strong record of recognizing and enforcing international arbitration awards. However, an unfavorable ruling on appeal in the Second Circuit Court could have a material adverse impact to our results of operations.

PEMEX attempted to nullify the award in Mexico which was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated which was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo actions and were rejected in both cases, in September 2011, the Collegiate Court in Mexico ruled in favor of PEMEX on the amparo action. The Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court decision is contrary to the ruling received from the ICC as well as all other Mexican courts which have denied PEMEX’s repeated attempts to nullify the arbitration award. We also believe the Collegiate Court decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court decision to affect the outcome of the U.S. appeal discussed above or our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S. as well as the collateral posted by PEMEX with the court registry The circumstances of this matter are unique and in the unlikely event we are not able to collect the arbitration award in the U.S., we will pursue other remedies including filing a North American Free Trade Agreement (“NAFTA”) arbitration to recover the award as an unlawful expropriation of assets by the government of Mexico.

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of September 30, 2011. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEMEX was precluded. PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award ruled that the bonds were to be returned to KBR. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award. The decision was immediately appealed by the bonding company and

PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. We will stay the payment of the bonds by filing a direct amparo in Mexico within the time allowed by Mexican law and filing a bond to cover interest accruing during the pendency of our amparo action. In the event an amparo is unsuccessful and the U.S. insurance company makes payment to the Mexican bonding company, we may be required to indemnify the U.S. insurance company. In this event, we will pursue other remedies including seeking relief in the U.S. District Court for the Southern District of New York or the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

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

The table below presents information on our reportable business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2011	2010	2011	2010
Revenue:
Hydrocarbons	$1,122	$974	$3,269	$2,900
Infrastructure, Government and Power	876	983	2,621	3,454
Services	370	480	1,212	1,347
Other	19	18	63	56
Total revenue	$2,387	$2,455	$7,165	$7,757

Operating segment income:
Hydrocarbons	$89	$93	$309	$285
Infrastructure, Government and Power	78	83	211	234
Services	15	26	43	72
Other	11	10	36	23
Operating segment income	193	212	599	614

Unallocated amounts:
Labor cost absorption	6	4	15	4
Corporate general and administrative	(61)	(53)	(163)	(157)
Total operating income	$138	$163	$451	$461

Note 6. Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $205 million at September 30, 2011 and $136 million at December 31, 2010. We expect to use the cash on these projects to pay project costs.

Restricted cash consists of amounts held in deposit with certain banks to collateralize standby letters of credit as well as amounts held in deposit with certain banks to establish foreign operations. Our current restricted cash is included in “Other current assets” and our non-current restricted cash is included in “Other assets” on our condensed consolidated financial statements. Our restricted cash balances are presented in the table below:

Millions of dollars	September 30, 2011	December 31, 2010
Current restricted cash	$2	$11
Non-current restricted cash	1	10
Total restricted cash	$3	$21

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee arrangement. The fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. Commencing in the fourth quarter of 2009, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter. In August of 2010, we executed a contract modification to the LogCAP III contract on the base life support task order in Iraq that resulted in an increase to our base fee on costs incurred and an increase in the maximum award fee on negotiated costs for the period of performance from September 2010 through February

2011. During the first quarter of 2011, we finalized negotiations with our customer and converted the task order from cost-plus-base-fee and award fee to cost-plus-fixed-fee for the period of performance beginning in March 2011. We recognize revenues for the fixed-fee component on the basis of proportionate performance as services are performed.

In May 2010, we received an award fee of $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. In September 2010, we received an award fee of approximately $34 million representing approximately 66% of the available award fee pool for the period of performance from September 2009 through February 2010 on task orders in Iraq and from September 2009 through May 2010 on task orders in Afghanistan, which was recorded as an increase to revenue in the third quarter of 2010. In March 2011, we were awarded and recognized revenue of $16 million for award fees representing approximately 53% of the available award fee pool for the periods of performance from March 2010 through August 2010 on task orders in Iraq. In September 2011, we received an award fee of approximately $22 million representing approximately 80% of the available award fee pool for the period of performance from September 2010 through February 2011 on task orders in Iraq, which was recorded as an increase to revenue in the third quarter of 2011. We expect to receive a final award fee letter on the LogCAP III contract in the fourth quarter of 2011 with an available award fee pool of approximately $5 million.

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of Department of Defense contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At September 30, 2011, open Form 1’s from the DCAA recommending suspension of payments totaling approximately $359 million associated with our contract costs incurred in prior years, of which approximately $155 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $71 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $69 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. The Army previously indicated that not all task orders and subcontracts had been reviewed and that they may make additional adjustments. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to approximately $45 million as of September 30, 2011 out of the Form 1’s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the DOJ as discussed further below under the heading “Other Matters – Claims”. Currently, motions filed by both parties are being briefed but no hearing date has been scheduled. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the Department of Justice (“DOJ”) for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have not received a final determination by the DCMA and, as requested, we continue to provide information to the DCMA. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of September 30, 2011, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint to the ASBCA to contest the Form 1’s and recover the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of September 30, 2011, we have outstanding Form 1’s from the DCAA disapproving $128 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $75 million withheld from us by the customer. The claims proceedings began in the fourth quarter of 2011. With respect to questions raised regarding billing in accordance with contract terms, as of September 30, 2011, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. We believe the prices obtained for these services were reasonable, we intend to vigorously defend ourselves in this matter and we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of September 30, 2011, we had withheld $31 million in payments from our subcontractors pending the resolution of these matters with our customer.

In 2009, one of our subcontractors, Tamimi, filed for arbitration to recover approximately $35 million for payments we withheld from them pending the resolution of the Form 1’s with our customer. The arbitration was held under the rules of the London Court of International Arbitration in London, England. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest thereon and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. As noted above, we have claims pending in the U.S. COFC or ASBCA to recover these amounts from the U.S. government and we believe it is probable that we will recover such amounts. Additionally, in March 2011, the U.S. government filed a counterclaim alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The government seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. We have evaluated the government’s counterclaim and believe it to be without merit.

Transportation costs. In 2007, the DCAA, raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our September 30, 2011 and December 31, 2010 accompanying balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain personnel replacement costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances. We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We believe the risk of loss associated with the disallowance of these costs is remote. As of September 30, 2011, we had not accrued any amounts related to this matter.

Construction services. From February 2009 through September 2010, we received eight Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed to be allowable and approximately $1 million unallowable. Settlement of the remaining disputed amounts is pending further discussions with the customer regarding the applicable provisions of the FAR and interpretations thereof, as well as providing additional supporting documentation to the customer. As of September 30, 2011, the U.S. Navy has withheld approximately $9 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of September 30, 2011, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit.    In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter is expected in 2011. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of September 30, 2011, no amounts have been accrued.

First Kuwaiti Trading Company arbitration.    In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is being conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date arbitration hearings for four subcontracts have taken place in Washington, D.C. primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles totaling approximately $77 million. The arbitration panel awarded $7 million to FKTC plus an unquantified amount for repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, to be determined at a later date. No payments are expected to occur until all claims are arbitrated and awards finalized. Arbitration hearings for the remaining subcontracts have not been scheduled. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc.    TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. In February 2008, TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. In February 2008, TES filed a suit in the Federal Court in Virginia to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. In February 2010, we filed a notice of appeal with the Federal Fourth Circuit Court of Appeals in Richmond, Virginia and oral arguments took place in September 2011. We anticipate a ruling on these arguments to be rendered in the first half of 2012. As of September 30, 2011, we have recorded un-reimbursable expenses and a liability of $21 million for the full amount of the awarded damages.

Electrocution litigation.    During 2008, a lawsuit was filed against KBR in Pittsburgh, Pennsylvania in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. We intend to vigorously defend this matter. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeal dismissed our appeal concluding it did not have jurisdiction. The case is currently proceeding with the discovery process and no trial date has been set. We are unable to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of September 30, 2011, no amounts have been accrued.

Burn Pit litigation.    From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs who purport to represent a large class of unnamed persons. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In March 2010, we filed a motion to strike an amended consolidated petition filed by the plaintiffs which was granted by the Court in September 2010. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. We intend to vigorously defend these matters. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of September 30, 2011, no amounts have been accrued.

Convoy Ambush litigation.    In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR. In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone. The case was removed to U.S. Federal District Court in Houston, Texas where KBR filed various motions to dismiss. In September 2006, the case was dismissed based upon the court’s ruling that it lacked jurisdiction because the case presented a non-justiciable political question. The plaintiffs appealed the dismissals to the U.S. Fifth Circuit Court of Appeals in New Orleans, Louisiana and in May 2008, the court reversed and remanded the remaining cases to trial court in Houston, Texas for discovery proceedings. Thereafter, the Trial Court in Houston, Texas directed the parties to conduct full substantive discovery.

In July and August 2009, KBR re-filed motions to dismiss in the trial court including the re-submittal of dispositive motions on the Defense Base Act and Political Question Doctrine, and the Combatant Activities Exception to the Federal Tort Claims Act. In January and February 2010, the trial court denied our motions to dismiss based on the Political Question Doctrine and other defenses but granted portions of our motion to dismiss under the Defense Base Act. In March 2010, we filed appeals on all dispositive motions that were previously denied with the U.S. Fifth Circuit Court of Appeals and moved to stay all proceedings in the trial court pending the resolution of these appeals. The cases were removed from the trial docket and a stay was entered. In September 2010, the DOJ filed a brief in support of KBR’s position that the cases should be dismissed in their entirety based upon the exclusivity provisions in the Defense Base Act. The U.S. Fifth Circuit Court of Appeals heard oral arguments on all issues in New Orleans, Louisiana on July 7, 2011. The DOJ argued in favor of KBR’s position on the proposition that the Defense Base Act exclusivity provisions should require dismissal of all claims. Currently, the trial court proceedings continue to be stayed pending a ruling on the appeal which is expected in the second half of 2011.We are unable to determine the likely outcome of these cases at this time nor can we reliable estimate a range of possible loss, if any. Accordingly, as of September 30, 2011, no amounts have been accrued.

DOJ False Claims Act complaint. In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms. The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security. We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under LogCAP III. In June 2010, we have filed motions to dismiss the complaint and in October 2010, the DOJ filed a motion for partial summary judgment to which we responded before discovery occurred. In August 2011, the motions of both parties were dismissed and the judge ordered the case to proceed with discovery. In September 2011, the DOJ filed a motion to strike KBR’s claims and defenses on jurisdictional grounds which are currently pending. We continue to believe this complaint is without merit. We have not adjusted our revenues or accrued any amounts related to this matter.

Other Matters

Claims.    Included in receivables in our condensed consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $150 million at September 30, 2011 of which $110 million is included in “Accounts receivable” and $40 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $110 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $40 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at September 30, 2011 are considered to be probable of collection and have been previously recognized as revenue.

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

In addition to the DOJ and SEC investigations, the U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of M. W. Kellogg Limited (“MWKL”) regarding the Bonny Island project. During the investigation, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. At December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet which was paid during the first quarter of 2011. Due to the indemnity from Halliburton under the MSA, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet at December 31, 2010 which was paid by Halliburton in the second quarter of 2011.

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

Barracuda-Caratinga Project Arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner and claimant, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. Petrobras is a contractual representative that controls the project owner. In November 2007, we executed a settlement agreement with the project owner to settle all outstanding project issues except for the bolts arbitration discussed below.

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras notified us they submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys’ fees. The arbitration was conducted in New York under the guidelines of the United Nations Commission on International Trade Law (“UNCITRAL”).

In 2009, we received an unfavorable ruling from the arbitration panel on the legal and factual issues as the panel decided the original design specification for the bolts originated with KBR and its subcontractors. The ruling concluded that KBR’s express warranties in the contract regarding the fitness for use of the design specifications for the bolts took precedence over any implied warranties provided by the project owner. In May 2010, the arbitration tribunal heard arguments from both parties regarding various damage scenarios and estimates of the amount of KBR’s overall liability in this matter. Our assessed exposure ranged from estimates for replacement of the bolts that failed during the warranty period and were not replaced to cost estimates for the replacement of all failed bolts beginning in 2006 and for estimated future subsea flowline monitoring costs. In the second quarter of 2010, based on the minimum damage estimates presented at this hearing, we recorded a liability of $12 million, excluding interest, representing our estimate for the replacement of bolts that failed during the warranty period. Likewise, we recorded an indemnification receivable from Halliburton in the amount of $12 million. The final arbitration arguments regarding damages were made in August 2010. In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of September 30, 2011, we have recorded a liability of $193 million to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $193 million pursuant to the indemnification under the MSA which is included in “Other current assets.” The arbitration award payable to Petrobras will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit during the third quarter of 2011 (see Note 9). Halliburton may decide to challenge all or a portion of the arbitration award as being defective or outside the jurisdiction of the arbitration panel which would be filed in the United States District Court for the Southern District of New York. If Halliburton elects to file a challenge, we will continue to be responsible for all ongoing legal costs associated with this matter.

Under the MSA, Halliburton has agreed to indemnify us and any of our greater than 50%-owned subsidiaries as of November 2006, for all out-of-pocket cash costs and expenses (except for ongoing legal costs), or cash settlements or cash arbitration awards in lieu thereof, we may incur after the effective date of the MSA as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. As of

September 30, 2011, we do not believe there are any legal limitations on our ability to recover the full amount of the cash arbitration award and we intend to assert our rights under the indemnity agreement with Halliburton.

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

Letters of credit

In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have $1.8 billion in committed and uncommitted lines of credit to support letters of credit and as of September 30, 2011, we had utilized $653 million of our credit capacity for letters of credit. The letters of credit outstanding included $253 million issued under our Revolving Credit Facility and $400 million issued under uncommitted bank lines as of September 30, 2011. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $21 million at September 30, 2011 and $20 million at December 31, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

As of September 30, 2011, “Due to former parent, net” was approximately $53 million and was comprised primarily of amounts owed to Halliburton under the tax sharing agreement for estimated income taxes, net of receivables due from Halliburton under the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at September 30, 2011 and relates to income taxes primarily for the years from 2001 through 2006. Although we believe we have appropriately accrued for these amounts owed to Halliburton, there may be differences of interpretation between us and Halliburton regarding the terms of the tax sharing agreement which may result in changes to the amounts ultimately paid to or received from Halliburton for income taxes at the time of settlement. The remaining balance as of September 30, 2011 is associated with various other amounts payable to or receivable from Halliburton resulting from our separation in 2007 which we will continue to evaluate prior to final settlement with Halliburton.

Included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated prior to our split-off from Halliburton in 2007. In order to realize the asset, we requested and Halliburton agreed, to file an amended tax return for the period in which the foreign tax credit was generated. The receivable will be collected from Halliburton after Halliburton receives the refund from the amended tax return that was filed in the second quarter of 2011.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $193 million associated with our estimated liability in the bolts matter which is included in “Other current assets.”

Other

We had commitments to provide funds to our privately financed projects of $21 million as of September 30, 2011 and $33 million as of December 31, 2010. Commitments to fund these projects are supported by letters of credit as described above. At September 30, 2011, approximately $13 million of the $21 million in commitments will become due within one year.

Note 9.  Income Taxes

Our effective tax rate excluding discrete items was approximately 29% for the nine months ended September 30, 2011. Our effective tax rate excluding discrete items is lower than the U.S. statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. During the third quarter of 2011, we recognized discrete tax benefits including a $68 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as a $24 million tax benefit related to the reduction of deferred tax liabilities associated with an unconsolidated joint venture in Australia resulting in a negative effective tax rate of approximately 40% for the three months ended September 30, 2011 and a effective tax rate of approximately 2% for the nine months ended September 30, 2011. In September 2011, the arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million (see Note 8). This expense will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit in the third quarter of 2011. We also reduced certain deferred tax liabilities recorded in prior periods as a result of additional information received during the third quarter of 2011 regarding the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership.

Our effective tax rate was approximately 27% for the three months ended September 30, 2010 and 33% for the nine months ended September 30, 2010. Our effective tax rate for the three months and nine months ended September 30, 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the true-up of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during the third quarter of 2010.

Note 10. Shareholders’ Equity

The following table summarizes our shareholders’ equity activities during the nine months ended September 30, 2011:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2010	$2,204	$1,981	$1,157	(454)	$(438)	$(42)

Stock-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Post-closing adjustment related to acquisition of former NCI partner	(5)	(5)	—	—	—	—
Tax benefit increase related to stock-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Repurchases of common stock	(96)	—	—	(96)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(57)	—	—	—	—	(57)
Comprehensive income components:
Net income	435	—	390	—	—	45
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	(19)	—	—	—	(20)	1
Pension liability adjustment, net of tax	12	—	—	—	12	—
Net unrealized gains (losses) on derivatives	(2)	—	—	—	(2)	—

Comprehensive income	426

Balance at September 30, 2011	$2,475	$1,999	$1,524	$(547)	$(448)	$(53)

The following table summarizes our shareholders’ equity activities during the nine months ended September 30, 2010:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8

Stock-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders	(16)	—	(16)	—	—	—
Adjustments pursuant to tax sharing agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(217)	—	—	(217)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(54)	—	—	—	—	(54)
Investment by noncontrolling partner, net	16	—	—	—	—	16
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Comprehensive income components:
Net income	298	—	249	—	—	49
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	9	—	—	—	9	—
Pension liability adjustment, net of tax	10	—	—	—	8	2
Net unrealized gains (losses) on derivatives	(1)	—	—	—	(1)	—

Comprehensive income	316

Balance at September 30, 2010	$2,348	$2,111	$1,087	$(439)	$(428)	$17

Accumulated other comprehensive loss consisted of the following balances:

Millions of dollars	September 30, 2011	December 31, 2010
Cumulative translation adjustments	$(72)	$(52)
Pension liability adjustments	(370)	(382)
Unrealized losses on derivatives	(6)	(4)
Total accumulated other comprehensive loss	$(448)	$(438)

Note 11. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total Fair Value at Reporting Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$17	$11	$6	$—
Derivative assets	$6	$—	$6	$—
Derivative liabilities	$2	$—	$2	$—

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

Brown & Root Condor Spa (“BRC”). BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which was included in “Equity in earnings (losses) of unconsolidated affiliates” on the condensed consolidated statements of income. In the fourth quarter of 2008, we filed for arbitration with the ICC in Paris, France in an attempt to force collection. A final arbitration hearing occurred in January 2011 and in May 2011, we received a favorable arbitration award which approximates our outstanding accounts receivable balance. In the third quarter of 2011, we collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC.

Variable Interest Entities

The majority of our joint ventures are variable interest entities. We account for variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. FASB ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE.

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

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	000000	000000	000000
	As of September 30, 2011
Unconsolidated VIEs	Total assets	Total liabilities	Maximum exposure to loss
(in millions)
U.K. Road projects	$1,377	$1,494	$30
Fermoy Road project	$237	$257	$2
Allenby & Connaught project	$3,028	$2,989	$55
EBIC Ammonia project	$760	$492	$54

	000000	000000
	As of December 31, 2010
Unconsolidated VIEs	Total assets	Total liabilities
(in millions)
U.K. Road projects	$1,506	$1,531
Fermoy Road project	$240	$269
Allenby & Connaught project	$2,913	$2,885
EBIC Ammonia project	$604	$388

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

Allenby & Connaught project.    In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of September 30, 2011, our performance through the construction phase is supported by $61 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of September 30, 2011, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $36 million and $2 million, respectively. The $53 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $21 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project.    We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and continue to provide operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of September 30, 2011, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $82 million and $18 million, respectively. The $37 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of September 30, 2011.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	As of September 30, 2011
Consolidated VIEs	Total Assets	Total liabilities
(in millions)
Fasttrax Limited project	$106	$111
Escravos Gas-to-Liquids project	$399	$456
Pearl GTL project	$165	$156
Gorgon LNG project	$576	$646

	As of December 31, 2010
Consolidated VIEs	Total assets	Total liabilities
(in millions)
Fasttrax Limited project	$106	$112
Escravos Gas-to-Liquids project	$356	$423
Pearl GTL project	$174	$167
Gorgon LNG project	$347	$372

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at September 30, 2011, is summarized in the following table and are also reflected on the face of our condensed consolidated balance sheet. Assets collateralizing the JV’s senior bonds include cash and equivalents of $26 million and property, plant, and equipment of approximately $75 million, net of accumulated depreciation of $43 million as of September 30, 2011.

Consolidated amount of non-recourse project-finance debt of a VIE

Millions of Dollars	September 30, 2011
Current non-recourse project-finance debt of a VIE consolidated by KBR	$9
Noncurrent non-recourse project-finance debt of a VIE consolidated by KBR	$90
Total non-recourse project-finance debt of a VIE consolidated by KBR	$99

Escravos Gas-to-Liquids (“GTL”) project.  During 2005, we formed a joint venture to engineer and construct a gas monetization facility in Nigeria. We own 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at September 30, 2011 and December 31, 2010, the joint venture had approximately $111 million and $84 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

Note 13. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2011 and 2010 were as follows:

		Three Months Ended September 30,
		2011			2010
Millions of dollars		United States	International		United States	International
Components of net periodic benefit cost:
Interest cost	$	1	$21	$	1	$22
Expected return on plan assets		(1)	(24)		(1)	(24)
Recognized actuarial loss		—	4		—	5
Net periodic benefit cost	$	—	$1	$	—	$3

		Nine Months Ended September 30,
		2011			2010
Millions of dollars		United States	International		United States	International
Components of net periodic benefit cost:
Service cost	$	—	$1	$	—	$1
Interest cost		3	62		3	66
Expected return on plan assets		(3)	(71)		(3)	(70)
Recognized actuarial loss		1	14		1	14
Net periodic benefit cost	$	1	$6	$	1	$11

For the nine months ended September 30, 2011, we contributed approximately $60 million to our international plans and $5 million to our domestic plans.

Note 14. Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to provide additional disclosures about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statements users have a better understanding of the commitments and risks involved with its participation in multiemployer pension plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. We are evaluating the impact that the adoption of accounting standard will have on our financial position, results of operations, cash flows and disclosures.

In September 2011, The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification™ (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting standard update is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

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

We have benefited in recent years from increased capital expenditures from our petroleum and petrochemical customers driven by historically high crude oil and natural gas prices and general global economic expansion that occurred prior to mid-2008. We believe the hydrocarbon markets have generally recovered from the worldwide economic recession and financial market condition. We continue to see long term growth in environmentally and economically driven energy projects and for related licensed process technologies for offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Feasibility studies and front-end engineering and design projects remain steady reflecting our clients’ intentions to invest in capital intensive energy projects, albeit releasing and proceeding with projects in phases and conducting increased levels of economic analysis. For construction and maintenance in the United States, we see an improving market with a return of larger projects driven by low natural gas prices and increasing energy demands.

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

In the power and industrial sectors, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements while the minerals and metals markets are showing strong growth as a result of global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Activity in the power sector is currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee arrangement. The fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. Commencing in the fourth quarter of 2009, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter. In August of 2010, we executed a contract modification to the LogCAP III contract on the base life support task order in Iraq that resulted in an increase to our base fee on costs incurred and an increase in the maximum award fee on negotiated costs for the period of performance from September 2010 through February 2011. During the first quarter of 2011, we finalized negotiations with our customer and converted the task order from cost-plus-base-fee and award fee to cost-plus-fixed-fee for the period of performance beginning in March 2011. We recognize revenues for the fixed-fee component on the basis of proportionate performance as services are performed.

In May 2010, we received an award fee of $60 million representing approximately 47% of the available award fee pool for the period of performance from May 2008 through August 2009 which we recorded as an increase to revenue in the second quarter of 2010. In September 2010, we received an award fee of approximately $34 million representing approximately 66% of the available award fee pool for the period of performance from September 2009 through February 2010 on task orders in Iraq and from September 2009 through May 2010 on task orders in Afghanistan, which was recorded as an increase to revenue in the third quarter of 2010. During the first quarter of 2011, we were awarded and recognized revenue for award fees of $16 million representing approximately 53% of the available award fee pool for the periods of performance from March 2010 through August 2010 on task orders in Iraq. In September 2011, we received an award fee of approximately $22 million representing approximately 80% of the available award fee pool for the period of performance from September 2010 through February 2011 on task orders in Iraq, which was recorded as an increase to revenue in the third quarter of 2011. We expect to receive a final award fee letter on the LogCAP III contract in the fourth quarter of 2011 with an available award fee pool of approximately $5 million.

Results of Operations

We analyze the financial results for each of our four business groups including the related business units within Hydrocarbons and IGP. The business groups presented are consistent with our reportable segments discussed in Note 5 to our consolidated financial statements. While certain of the business units and product service lines presented below do not meet the criteria for reportable segments in accordance with FASB ASC 280 – Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors.

For purposes of reviewing the results of operations, “business group income” is calculated as revenue less cost of services managed and reported by the business group and are directly attributable to the business group. Business group income excludes unallocated corporate, general, and administrative expenses and other non-operating income and expense items.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenue by Business Group

	Three Months Ended September 30,
Millions of dollars	2011	2010	Dollar Change	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$831	$698	$133	19%
Oil & Gas	117	107	10	9%
Downstream	136	139	(3)	(2)%
Technology	38	30	8	27%
Total Hydrocarbons	1,122	974	148	15%

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	586	753	(167)	(22)%
International Government, Defence and Support Services	93	87	6	7%
Infrastructure and Minerals	142	64	78	122%
Power and Industrial	55	79	(24)	(30)%
Total IGP	876	983	(107)	(11)%

Services	370	480	(110)	(23)%
Ventures	14	13	1	8%
Other	5	5	—	—
Total revenue	$2,387	$2,455	$(68)	(3)%

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

Income (loss) by Business Group

	Three Months Ended September 30,
Millions of dollars	2011	2010	Dollar Change	Percentage Change

Business Group Income (loss):
Hydrocarbons:
Gas Monetization	$52	$59	$(7)	(12)%
Oil & Gas	27	24	3	13%
Downstream	18	23	(5)	(22)%
Technology	17	14	3	21%
Total job income	114	120	(6)	(5)%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(26)	(27)	1	4%
Total Hydrocarbons	89	93	(4)	(4)%
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	61	73	(12)	(16)%
International Government, Defence and Support Services	28	22	6	27%
Infrastructure and Minerals	19	14	5	36%
Power and Industrial	9	6	3	50%
Total job income	117	115	2	2%
Loss on disposition of assets	(1)	—	(1)	—
Divisional overhead	(38)	(32)	(6)	(19)%
Total IGP	78	83	(5)	(6)%
Services:
Job income	31	45	(14)	(31)%
Divisional overhead	(16)	(19)	3	16%
Total Services	15	26	(11)	(42)%
Ventures:
Job income	9	7	2	29%
Divisional overhead	(1)	(1)	—	—
Total Ventures	8	6	2	33%
Other:
Job income	5	6	(1)	(17)%
Loss on disposition of assets	—	(1)	1	100%
Divisional overhead	(2)	(1)	(1)	(100)%
Total Other	3	4	(1)	(25)%

Total business group income	$193	$212	$(19)	(9)%
Unallocated amounts:
Labor costs absorption (1)	6	4	2	50%
Corporate general and administrative	(61)	(53)	(8)	(15)%
Total operating income	$138	$163	$(25)	(15)%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units.

Hydrocarbons

Gas Monetization.     Revenue from Gas Monetization increased in the third quarter of 2011 by $133 million primarily due to increased activity on the Gorgon LNG, Skikda LNG and Escravos GTL projects. Revenue from these projects increased $127 million in the aggregate compared to the third quarter of 2010 primarily as a result of increased project costs and higher subcontractor activity on these reimbursable LNG and GTL projects. Revenue further increased by approximately $22 million as a result of increased activity on a recently awarded FEED project. Partially offsetting these increases in revenue was a decline in revenue of approximately $14 million due to lower procurement and subcontractor activity on a GTL project that is nearing completion.

Gas Monetization job income decreased approximately $7 million in the third quarter of 2011 compared to the same period of the prior year primarily due to a percent complete dilution as a result of increased project costs on one of our LNG projects in Australia. Partially offsetting this decline was an $8 million increase in job income on a LNG project as it is nearing completion.

Oil & Gas.    Revenue in Oil & Gas increased by $10 million and job income increased by $3 million in the third quarter of 2011 over the same period of the prior year. Revenue increased approximately $36 million due to the start of several new technical service projects as well as higher progress and additional scopes of work on existing projects. Partially offsetting these increases were decreases in revenue of approximately $20 million on various projects that were either completed in 2010 or nearing completion in 2011. The increase in job income was primarily related to the recently awarded technical service projects and higher progress and additional scopes of work on existing projects.

Downstream. Downstream revenue in the third quarter of 2011 decreased by $3 million compared to the same period in 2010 primarily due to several projects in Africa and the Middle East that were either completed or nearing completion as of the third quarter of 2011. Revenue on these projects decreased approximately $46 million which was partially offset by revenue from newly awarded projects that started either in late 2010 or early 2011 and increased activity on existing projects. Downstream job income in the third quarter of 2011 decreased approximately $5 million as compared to the same period of the prior year due to lower revenue from the African and Middle Eastern projects. Job income on these projects decreased approximately $13 million and was marginally offset by job income from newly awarded projects and increased activity on existing projects.

Technology. Technology revenue and job income in the third quarter of 2011 increased $8 million and $3 million over the same period of the prior year, respectively, primarily due to several new ammonia plant license and proprietary equipment projects located in the Asia Pacific region and South America as well as new petrochemical projects including olefins and ammonia license contracts in China and Canada. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several ammonia projects located in Turkmenistan and India and a petrochemical project in China.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL”, formerly North American Government and Defense). Revenue from NAGL decreased approximately $167 million in the third quarter of 2011 over the same period of the prior year. The decrease in NAGL revenue includes a $139 million decline primarily resulting from an overall reduction in volume for U.S. military support activities mostly in Iraq under our LogCAP III contract due to the continued reductions in staff and personnel on the project as military bases have closed and combat troop levels declined. We expect to continue providing services on certain task orders in Iraq throughout the remainder of 2011. Additionally, lower volume of work contributed to a decline of $25 million related to our federal construction service operations.

Job income from NAGL decreased by approximately $12 million in the third quarter of 2011 over the same period of the prior year primarily due overall lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in Iraq and Afghanistan, as well as an increase in non-reimbursable expenses. Additionally, recognized award fees in the third quarter were $22 million, a decline of $12 million compared to third quarter of 2010. The decline in award fees in 2011 was partially offset primarily by $14 million of fixed-fees recognized on the LogCAP III contract as a result of the contract modifications that occurred in the first quarter of 2011.

International Government, Defence and Support Services (“IGDSS”, formerly International Government and Defence). Revenue from IGDSS increased approximately $6 million primarily attributable to increases in revenue from commencement of service in the second quarter of 2011 under a NATO contract in Afghanistan partially offset by a reduction in revenue from completion of certain projects on the CONLOG contract as well as lower activity on existing task orders for other projects. Job income increased $6 million in the third quarter of 2011 compared to the same period of the prior year, mainly due to improved operations-related efficiencies in the contingency logistics and construction management projects, as well as due to increased activity on recently commenced projects.

Infrastructure and Minerals (“I&M”).    Revenue from I&M increased approximately $78 million in the third quarter of 2011 over the same period of the prior year primarily due to the addition of project revenue from the acquisition of R&S in December 2010 as well as increased activity on various engineering projects. Job income from I&M increased $5 million in the third quarter of 2011 over the same period of the prior year primarily due to increased activity on our engineering projects in Australia.

Power and Industrial (“P&I”).    Revenue from P&I decreased approximately $24 million in the third quarter of 2011 over the same period in the prior year largely due to the completion of procurement, construction and fieldwork activities on various projects during 2010 and as a result of the completion of a waste-to-energy refurbishment project in April 2011. These declines were partially offset by increased workload on a waste-to-energy expansion project in Florida and by increased staffing on a reimbursable power engineering project. Job income increased approximately $3 million in the third quarter of 2011 due to volume growth and improved margins on various engineering contracts primarily in the forest products industry and increased workhours and execution efficiencies on a reimbursable power engineering project.

Services

Services revenue in the third quarter of 2011 decreased by $110 million as compared to the same period of the prior year. Revenue declined $99 million in our U.S. Construction Group and $24 million in our Canada operations. The primary driver for the declines was the completion of several projects or projects nearing completion. These declines were partially offset by an increase in revenue of $21 million from our Building Services group primarily due to increased activity on several hospital projects and increased construction maintenance and services under a multi-site contract throughout the Eastern and Gulf Coast regions of the U.S.

Job income decreased by approximately $14 million in the third quarter of 2011 as compared to the same period of the prior year primarily due to the decline in U.S. Construction and Canada activity resulting from the completion of several projects or projects being near completion.

Ventures

The results of our Ventures operations are primarily generated by investments accounted for under the equity method, except for Fasttrax which was consolidated as of January 1, 2010 following the amendments to ASC 810 Consolidations. Ventures revenue was $14 million and job income was $9 million in the third quarter of 2011 as compared to revenue of $13 million and job income of $7 million in the third quarter of 2010. The increase in revenue and job income is primarily attributable to increased sales volume and higher ammonia prices related to the EBIC ammonia plant project in Egypt.

Unallocated amounts

Labor cost absorption.    Labor cost absorption income was $6 million in the third quarter of 2011 and $4 million in the third quarter of 2010. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income improved in 2011 primarily due to higher chargeability and utilization in several of our engineering offices.

General and Administrative expense. General and administrative expense was $61 million in the third quarter of 2011 compared with $53 million in the prior year third quarter. General and administrative expense increased $8 million in the third quarter of 2011 largely due to information technology support costs and costs associated with enterprise resource planning implementation efforts. This increase was partially offset by lower employee salary and benefits related expenses as well as a reduction in expenses associated with legal restructuring of a foreign subsidiary in 2010.

Services Segment Revenues by Market Sectors

The Services business group provides construction management and maintenance services to clients in a number of markets that are also served by our other business units. We believe customer focus, attention to highly productive delivery, and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business group focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services based on the markets served, some of which are the same sectors served by our other business groups. The perspective highlights the markets served by our Services business group.

	Three Months Ended September 30, 2011
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$831	$—	$831
Oil & Gas	117	36	153
Downstream	136	91	227
Technology	38	—	38
Total Hydrocarbons	1,122	127	1,249

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	586	20	606
International Government, Defence and Support Services	93	—	93
Infrastructure and Minerals	142	—	142
Power and Industrial	55	223	278
Total IGP	876	243	1,119
Services	370	(370)	—
Other	19	—	19
Total KBR Revenue	$2,387	$—	$2,387

	Three Months Ended September 30, 2010
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$698	$—	$698
Oil & Gas	107	69	176
Downstream	139	142	281
Technology	30	—	30
Total Hydrocarbons	974	211	1,185

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	753	38	791
International Government, Defence and Support Services	87	—	87
Infrastructure and Minerals	64	—	64
Power and Industrial	79	231	310
Total IGP	983	269	1,252
Services	480	(480)	—
Other	18	—	18
Total KBR Revenue	$2,455	$—	$2,455

Non-operating items

Net interest expense was $3 million in the third quarter of 2011 and 2010. Interest expense primarily includes the amortization of the revolving credit facility origination fee and commitment fees paid under the terms of our credit facility of approximately $4 million for both the third quarter of 2011 and 2010. Additionally, interest expense includes interest on the non-recourse project-finance debt related to Fasttrax which was approximately $2 million in the third quarter of 2011 and 2010. Interest expense in both quarters was partially offset by interest income earned on invested cash.

Our effective tax rate excluding discrete items was approximately 27% for the three months ended September 30, 2011. Our effective tax rate excluding discrete items for the three months ended September 30, 2011 was lower than the U.S. statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and utilization of additional U.S. foreign tax credits during the third quarter of 2011. We recognized a benefit for income taxes of $54 million in the third quarter of 2011 compared to a provision for income taxes of $43 million in the third quarter of 2010. During the third quarter of 2011, we recognized significant discrete tax benefits including a $68 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as a $24 million tax benefit related to the reduction of deferred tax liabilities associated with an unconsolidated joint venture in Australia resulting in a negative effective tax rate of approximately 40% for the three months ended September 30, 2011. In September 2011, the arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million (see Note 8). This expense will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit during the third quarter of 2011.

Our 27% effective tax rate for the three months ended September 30, 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the true-up of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during the third quarter of 2010. Our effective tax rate excluding discrete items was approximately 29% for the three months ended September 30, 2010.

Net income attributable to noncontrolling interests was $6 million in the third quarter of 2011 and $20 million in the third quarter of 2010. The $14 million decrease was primarily due to a cumulative contract-to-date impact related to a change in estimate to complete a project in our Gas Monetization business unit and lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary. These decreases were partially offset by higher earnings on certain LNG and GTL projects executed by consolidated joint ventures.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenue by Business Group

	000000	000000	000000	000000
	Nine months Ended September 30,
Millions of dollars	2011	2010	Dollar Change	Percentage Change

Revenue: (1)
Hydrocarbons:
Gas Monetization	$2,357	$2,081	$276	13%
Oil & Gas	372	295	77	26%
Downstream	418	429	(11)	(3)%
Technology	122	95	27	28%
Total Hydrocarbons	3,269	2,900	369	13%

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	1,789	2,689	(900)	(33)%
International Government, Defence and Support Services	260	284	(24)	(8)%
Infrastructure and Minerals	393	201	192	96%
Power and Industrial	179	280	(101)	(36)%
Total IGP	2,621	3,454	(833)	(24)%

Services	1,212	1,347	(135)	(10)%
Ventures	48	41	7	17%
Other	15	15	—	—
Total revenue	$7,165	$7,757	$(592)	(8)%

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

Income (loss) by Business Group

	00000	00000	00000	00000
	Nine months Ended September 30,
Millions of dollars	2011	2010	Dollar Change	Percentage Change

Business Group Income (loss):
Hydrocarbons:
Gas Monetization	$192	$195	$(3)	(2)%
Oil & Gas	81	53	28	53%
Downstream	58	73	(15)	(21)%
Technology	53	43	10	23%
Total job income	384	364	20	5%
Gain on disposition of assets	2	1	1	100%
Divisional overhead	(77)	(80)	3	4%
Total Hydrocarbons	309	285	24	8%
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	167	201	(34)	(17)%
International Government, Defence and Support Services	78	62	16	26%
Infrastructure and Minerals	67	47	20	43%
Power and Industrial	23	35	(12)	(34)%
Total job income	335	345	(10)	(3)%
Loss on disposition of assets	(1)	—	(1)	—
Divisional overhead	(123)	(111)	(12)	(11)%
Total IGP	211	234	(23)	(10)%
Services:
Job income	94	125	(31)	(25)%
Loss on disposition of assets	—	(1)	1	100%
Divisional overhead	(51)	(52)	1	2%
Total Services	43	72	(29)	(40)%
Ventures:
Job income (loss)	32	24	8	33%
Gain on disposition of assets	1	—	1	—
Divisional overhead	(3)	(3)	—	—
Total Ventures	30	21	9	43%
Other:
Job income	12	10	2	20%
Loss on disposition of assets	—	(3)	3	100%
Divisional overhead	(6)	(5)	(1)	(20)%
Total Other	6	2	4	200%

Total business group income	$599	$614	$(15)	(2)%
Unallocated amounts:
Labor costs absorption (1)	15	4	11	275%
Corporate general and administrative	(163)	(157)	(6)	(4)%
Total operating income	$451	$461	$(10)	(2)%

(1)	Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units.

Hydrocarbons

Gas Monetization.     Revenues in the first nine months of 2011 in Gas Monetization increased by $276 million which was primarily due to increased activity from the Gorgon LNG and Escravos GTL projects. Revenue from these projects increased approximately $273 million in the aggregate compared to the first nine months of 2010 primarily as a result of increased progress, higher subcontractor activity on our reimbursable LNG and GTL projects as well as increased project costs. Revenue further increased in the first nine month of 2011 by approximately $68 million as a result of increased activity on newly awarded FEED projects. Partially offsetting the 2011 increases in

Gas Monetization revenues are declines in revenues of approximately $100 million in the aggregate due to the completion of LNG and GTL projects and other projects in 2010.

Gas Monetization job income decreased approximately $3 million in the first nine months of 2011 compared to the same period of the prior year. Job income decreased approximately $32 million primarily due to income in 2010 related to change orders associated with the completion of an LNG project that did not recur in 2011 and lower activity on other LNG and GTL projects in 2011. Offsetting this decline was an increase in job income of $29 million as a result of increased activity on an LNG and GTL project, the sale of our interest in an unconsolidated joint venture and the reversal of commercial agent fees on a completed LNG project.

Oil & Gas. Revenues from Oil & Gas increased by approximately $77 million in the first nine months of 2011 as compared to the first nine months of 2010. Oil and Gas revenue increased by approximately $123 million primarily due to the start of several new technical service projects as well as higher progress and additional scopes of work on existing projects. The increases in revenue were partially offset due to lower volume and progress on projects that were either completed or nearing completion during the first nine months of 2011. Job income increased by approximately $28 million as a result of the new project awards and increased activity on existing projects.

Downstream. Downstream revenue in the first nine months of 2011 decreased by $11 million primarily due to several projects that were either completed or nearing completion. Revenue on these projects decreased approximately $118 million as compared to the prior year. The decreases in revenue were partially offset by revenues of $105 million from newly awarded projects that started either in late 2010 or early 2011 as well as increased activity on existing projects including the Yanbu and Kior projects. Downstream job income decreased $15 million during the first nine months of 2011 due to lower job income on projects in Africa and the Middle East that were either completed or nearing completion in late 2010 or early 2011.

Technology. Technology revenue and job income in the first nine months of 2011 increased $27 million and $10 million over the same period of the prior year, respectively, primarily due to the progress achieved on a new grassroots ammonia, urea and granulation complex project in Brazil and other petrochemical projects located in China, India and South America. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several projects located in Turkmenistan, India, China, Korea, and Angola.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL”).     Revenue from our NAGL Operations decreased approximately $900 million in the first nine months of 2011 over the same period in the prior year. The decrease in NAGL revenue includes a $1.1 billion decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. The lower volume is primarily due to the continued reductions in staff and personnel on the project as combat troop levels declined. Although the decreases in revenue on the LogCAP III project have been partially offset by an increase in revenue of $201 million on a task order under the LogCAP IV contract, we expect our overall volume of work to continue to decrease in Iraq during the remainder of 2011.

Job income from NAGL decreased by approximately $34 million in the first nine months of 2011 over the same period of the prior year primarily due to overall lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in Iraq and Afghanistan. Additionally, recognized award fees declined $56 million in the first nine months of 2011 compared to first nine months of 2010. The decline in award fees in 2011 was partially offset primarily by $33 million of fixed-fees recognized on the LogCAP III contract and increased activity on the LogCAP IV contract as a result of the contract modifications that occurred in the first quarter of 2011.

International Government and Defence Support Services (“IGDSS”).    Revenue from IGDSS decreased approximately $24 million primarily attributable to reduction in revenue related to lower activity on the Temporary Deployable Accommodation project as well as lower activity on existing task orders for CONLOG and other projects. These decreases were offset by increases in revenue from commencement of service in the second quarter of 2011 under a NATO contract in Afghanistan. Job income increased $16 million in the third quarter of 2011 compared to the same period of the prior year, mainly due to reduced cost estimates for the remaining period of performance for construction activities on the Allenby & Connaught project and improved operations-related efficiencies in the contingency logistics and construction management projects.

Infrastructure and Minerals (“I&M”). Revenue from I&M increased approximately $192 million in the first nine months of 2011 over the same period of the prior year primarily due to the addition of project revenue from the acquisition of R&S in December 2010, increased activity on various engineering projects and incentives earned on a project in Australia. This increased revenue was partially offset by lower overall activity on several projects due to the prevailing economic conditions and ongoing effects of the severe flooding in Queensland, Australia in January of 2011. Job income from I&M increased $20 million in the first nine months of 2011 over the same period of the prior year primarily as a result of increased activity on our engineering projects, a project incentive earned on a transport project and the R&S acquisition partially offset by the severe flooding in Queensland, Australia and other completed projects.

Power and Industrial (“P&I”).    Revenue from P&I decreased approximately $101 million, and job income decreased $12 million in the first nine months of 2011 over the same period in the prior year largely as a result of the completion of procurement, construction and fieldwork activities on various projects during 2010 and as a result of a declining workload on an waste-to-energy refurbishment project as it reached completion in April 2011. These decreases were partially offset by the commencement of work on a waste-to-energy expansion project in Florida and by increased staffing on a reimbursable power engineering project.

Services

Services revenue in the first nine months of 2011 decreased by $135 million as compared to the same period of the prior year. Revenue declined $281 million in our U.S. Construction Group and $91 million in our Canada operations. The primary driver for the declines was the completion of several projects or projects nearing completion. These declines were partially offset by an increase in revenue of $197 million from our Building Services group primarily due to increased activity on several hospital projects. Also partially offsetting these declines was a $48 million increase from our Industrial Services group primarily as a result of increased construction, maintenance and services under a new multi-site contract throughout the Eastern and Gulf Coast regions of the U.S. and several public municipality projects as well as increased turnaround work based in Canada.

Job income decreased by approximately $31 million in the first nine months of 2011 as compared to the same period of the prior year. This was due to the decline in U.S. Construction and Canada activity from the completion of several projects or projects being near completion. This decline was partially offset by increased Building group project activity on numerous large hospital projects as well as increased activity on the various industrial service projects in the U.S. and turnaround work in Canada.

Ventures

Ventures revenue was $48 million and job income was $32 million in the first nine months of 2011 as compared to revenue of $41 million and job income of $24 million in the first nine months of 2010. The increase in revenue and job income is primarily attributable to increased sales volume and higher ammonia prices related to the EBIC ammonia plant project in Egypt.

Unallocated amounts

Labor cost absorption.    Labor cost absorption income was $15 million for the first nine months of 2011 and $4 million in the first nine months of 2010. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income improved in 2011 primarily due to higher chargeability and utilization in several of our engineering offices.

General and Administrative expense. General and administrative expense was $163 million in the first nine months of 2011 compared with $157 million for the first nine months of 2010. General and administrative expense increased $6 million in the first nine months of 2011 largely due to information technology support costs and employee salary and benefits related expenses. This increase was partially offset by lower incentive compensation as well as a reduction in expenses associated with legal restructuring of a foreign subsidiary due to charges which incurred in 2010 and did not recur in 2011.

Services Segment Revenues by Market Sectors

The Services business group provides construction management and maintenance services to clients in a number of markets that are also served by our other business units. We believe customer focus, attention to highly productive delivery, and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business group focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services based on the markets served, some of which are the same sectors served by our other business groups. The perspective highlights the markets served by our Services business group.

	Nine months Ended September 30, 2011
	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$2,357	$—	$2,357
Oil & Gas	372	126	498
Downstream	418	293	711
Technology	122	—	122
Total Hydrocarbons	3,269	419	3,688
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	1,789	66	1,855
International Government and Defence Support Services	260	—	260
Infrastructure and Minerals	393	—	393
Power and Industrial	179	727	906
Total IGP	2,621	793	3,414
Services	1,212	(1,212)	—
Other	63	—	63
Total KBR Revenue	$7,165	$—	$7,165

	Nine months Ended September 30, 2010
	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$2,081	$—	$2,081
Oil & Gas	295	248	543
Downstream	429	428	857
Technology	95	—	95
Total Hydrocarbons	2,900	676	3,576
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	2,689	71	2,760
International Government and Defence Support Services	284	—	284
Infrastructure and Minerals	201	—	201
Power and Industrial	280	600	880
Total IGP	3,454	671	4,125
Services	1,347	(1,347)	—
Other	56	—	56
Total KBR Revenue	$7,757	$—	$7,757

Non-operating items

Net interest expense was $13 million in the first nine months of 2011 and $12 million in the first nine months of 2010. Interest expense primarily includes the amortization of the revolving credit facility origination fee and commitment fees paid under the terms of our credit facility of approximately $11 million for both the first nine months of 2011 and 2010. Additionally, interest expense includes interest on the non-recourse project-finance debt related to Fasttrax which was approximately $7.5 million in the first nine months of 2011 and $5 million in the first nine months of 2010. Interest expense in both quarters was partially offset by interest income of $5 million and $4 million earned on invested cash for the first nine months of 2011 and 2010, respectively.

We had foreign currency gains of $4 million in the first nine months of 2011 and foreign currency losses of $4 million in the first nine months of 2010. Foreign currency gains in the first nine months of 2011 were primarily due to the weakening U.S. Dollar against most major currencies. Foreign currency losses in the first nine months of 2010 were primarily due to the weakening Euro and from currencies with no hedge market such as the Algerian Dinar. Some of these positions were not fully hedged.

Our effective tax rate excluding discrete items was approximately 29% for the first nine months ended September 30, 2011 and was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. Provision for income taxes was $7 million in the first nine months of 2011 and $146 million in the first nine months of 2010. We recognized discrete tax benefits including a $68 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as a $31 million in tax benefits related to the reduction of deferred tax liabilities associated with an unconsolidated joint venture in Australia resulting in an effective tax rate of approximately 2% for the nine months ended September 30, 2011. In September 2011, the arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million (see Note 8). This expense will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a benefit during the first nine months of 2011.

Our 33% effective tax rate for the first nine months of 2010 was lower than our statutory rate of 35% primarily due to favorable rate differentials on foreign earnings and benefits associated with income from unincorporated joint ventures. Our effective tax rate excluding discrete items was approximately 32% for the nine months ended September 30, 2010.

Net income attributable to noncontrolling interests was $45 million in the first nine months of 2011 and $49 million in the first nine months of 2010. The $4 million decrease was primarily due a cumulative contract-to-date impact related to a change in estimate to complete a project in our Gas Monetization business unit and lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary. These declines were partially offset by higher earnings on certain LNG and GTL projects executed by consolidated joint ventures.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $1.7 billion at both September 30, 2011 and December 31, 2010. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $3.6 billion at September 30, 2011 and $4.4 billion at December 31, 2010.

Backlog(1)

(in millions)

	September 30, 2011	December 31, 2010
Hydrocarbons:
Gas Monetization	$4,314	$5,509
Oil & Gas	285	325
Downstream	582	525
Technology	216	201
Total Hydrocarbons backlog	5,397	6,560
Infrastructure, Government and Power (“IGP”):

North American Government and Logistics	1,258	1,043
International Government, Defence and Support Services	1,139	1,223
Infrastructure and Minerals	559	446
Power and Industrial	743	177
Total IGP backlog	3,699	2,889
Services	1,642	1,771
Ventures	939	821
Total backlog for continuing operations	$11,677	$12,041

(1)

All backlog is attributable to firm orders as of September 30, 2011 and December 31, 2010. Backlog attributable to unfunded government orders was $369 million at September 30, 2011 and $137 million as of December 31, 2010.

We estimate that as of September 30, 2011, 56% of our backlog will be executed within one year. As of September 30, 2011, 23% of our backlog was attributable to fixed-price contracts and 77% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog declined approximately $1.2 billion primarily due to work performed in our Gas Monetization business unit on the Escravos GTL, Skikda LNG, Pearl GTL and other projects partially offset by an increase in estimated reimbursable project costs on the Gorgon LNG project in Australia as well as new awards of $63 million and other adjustments during the first nine months of 2011. Additionally, new awards of $663 million in our Oil & Gas, Downstream and Technology business units were partially offset by $631 million of work performed on existing projects in those business units.

IGP Backlog increased by $810 million as a result of new awards totaling $1.6 billion, of which approximately $657 million related to the recent awards in our P&I business unit of a fixed-price contract associated for a waste-to-energy plant expansion project and a reimbursable contract for a integrated gasification combined cycle plant construction project. In addition, new awards in our NAGL, I&M and IGDSS business units totaled approximately $910 million in the aggregate including multiple new task orders under the LogCAP IV contract. These increases in new awards were partially offset by work performed on existing projects of approximately $813 million across all IGP business units.

Services backlog decreased $129 million primarily due to work performed of approximately $1.1 billion on various construction projects in the U.S. and Canada partially offset by new awards of approximately $1.0 billion including major awards in our U.S. Construction, Building Group and Industrial Services product lines.

Liquidity and Capital Resources

Cash and equivalents totaled $690 million at September 30, 2011 and $786 million at December 31, 2010, which included $205 million and $136 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures and we expect to use the cash to pay project costs.

As of September 30, 2011, we had restricted cash of $3 million related to the amounts held on deposit with certain banks to collateralize standby letters of credit as well as amounts held in deposit with certain banks to establish foreign operations. Of this, $2 million is included in “Other current assets” and $1 million is included in “Other assets” in the accompanying consolidated financial statements.

As of September 30, 2011, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $126 million.

Cash Flow Activities

	For the Nine months Ended
	2011	2010

Cash flows provided by operating activities	$312	$541
Cash flows used in investing activities	(77)	(83)
Cash flows used in financing activities	(324)	(258)
Effect of exchange rate changes on cash	(7)	12
Increase (decrease) in cash and equivalents	$(96)	$212
Cash increase due to consolidation of a variable interest entity	—	22
Net increase (decrease) in cash and equivalents	$(96)	$234

Operating activities.    Cash provided by operations totaled $312 million in the first nine months of 2011 and was driven primarily by strong performance and collections of advances and distributions of earnings from unconsolidated affiliates. Cash paid for income taxes, net of refunds, was approximately $136 million for the first nine months of 2011. Additionally, we contributed approximately $65 million to our pension funds during the first nine months of 2011 including a one-time contribution of approximately $39 million which we had previously agreed with the trustees of one of our international plans.

Cash provided by operations was $541 million in the first nine months of 2010 and was primarily impacted by overall earnings as well as improvements in cash receipts on certain projects in our Gas Monetization business unit. Also contributing to the increase in cash provided by operations was the decline of approximately $108 million in working capital requirements for our LogCAP project. Additionally, cash held by joint ventures that we consolidate for accounting purposes increased approximately $17 million during the first nine months of 2010.

Investing activities. Cash used in investing activities in the first nine months of 2011 totaled $77 million which was primarily due to capital expenditures of $66 million primarily related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease extension of our corporate headquarters.

Cash used in investing activities for the first nine months of 2010 totaled $83 million which included $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. Capital expenditures were $39 million for the first nine months of 2010, primarily related to increased corporate infrastructure spending and leasehold improvements. Additionally, we financed approximately $19 million for the purchase of computer software for internal use during the second quarter of 2010. In the second quarter of 2010 we acquired Energo Engineering for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments. In the first nine months of 2010, we also made investments totaling $14 million in several equity method joint ventures.

Financing activities.    Cash used in financing activities in the first nine months of 2011 totaled $324 million and included $164 million of payments to acquire the noncontrolling interest in MWKL, $96 million of payments to repurchase approximately 3 million shares of our common stock, $57 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, $23 million related to dividend payments to our shareholders, and $10 million of payments on debt related to the Fasttrax VIE as well as the payment of financed computer software purchased in 2010. These payments were partially offset by a return of cash of approximately $16 million used to collateralize standby letters of credit.

Cash used in financing activities for the first nine months of 2010 totaled $258 million and included $217 million of payments to repurchase approximately 9.5 million shares of our common stock, $37 million related to distributions to owners of noncontrolling shareholders of several of our consolidated joint ventures and $24 million related to dividend payments to shareholders. These payments were partially offset by the return of approximately $26 million of collateralized cash related to our standby letters of credit.

Future sources of cash.    Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and use of our Revolving Credit Facility.

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

Revolving Credit Facility (“RCF”)

On November 3, 2009, we entered into a $1.1 billion three-year, unsecured, revolving credit agreement (the “Revolving Credit Facility” or “RCF”), with a group of commercial banks. The RCF expires in November 2012 and is available for general corporate purposes including working capital requirements and letters of credit. While there is no sub-limit for letters of credit under this facility, letter of credit fronting commitments were $880 million as of September 30, 2011. Amounts advanced bear interest at variable rates, per annum, based either on the London interbank offered rate (“LIBOR”) plus 3% or a base rate plus 2%, with the base rate being equal to the highest of (i) the reference bank’s publicly announced base rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1%. Letter of credit fees are charged at per annum rates equal to 1.5% for performance and commercial letters of credit and 3% for all others. Other fees include 0.625%, per annum, for unused commitments, 0.25%, per annum, for letter of credit fronting commitments and 0.05% charged on the face amount of a letter of credit upon issuance. As of September 30, 2011, there were $253 million in letters of credit and no advances outstanding.

The RCF contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, pay dividends, repurchase shares and make certain types of investments. It permits us to incur indebtedness as it relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $100 million in aggregate outstanding principal amount at any time.

On August 26, 2011 we executed an amendment that increased the cap associated with restrictions on shareholder dividends and equity repurchases from $400 million to $500 million (“Distribution Cap”). At September 30, 2011, after taking into consideration the $100 million increase, the remaining availability under the Distribution Cap is approximately $122 million.

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

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees.    In connection with certain projects, we are required to provide letters of credit or surety bonds to our customers. Letters of credit are provided to customers in the ordinary course of business to guarantee advance payments from certain customers, support future joint venture funding commitments and to provide performance and completion guarantees on engineering and construction contracts. We have approximately $1.8 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of September 30, 2011, and we had utilized $653 million of our credit capacity. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance.

The letters of credit outstanding included $253 million issued under our RCF and $400 million issued under uncommitted bank lines at September 30, 2011. Of the total letters of credit outstanding, $189 million relate to our joint venture operations and $22 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. Approximately $158 million of the $253 million letters of credit issued under our RCF have expiry dates close to or beyond the maturity date of the facility. Under the terms of the RCF, if the original maturity date of November 2, 2012 is not extended then the issuing banks may require that we provide cash collateral for these extended letters of credit no later than 95 days prior to the original maturity date. As the need arises, future projects will be supported by letters of credit issued under our RCF or other lines of credit arranged on a bilateral basis. We believe we have adequate letter of credit capacity under our existing RCF and bilateral lines of credit to support our operations for the next twelve months.

Other obligations.    As of September 30, 2011, we had commitments to provide $21 million in funding to our privately financed projects including future equity funding for our Allenby and Connaught project. Our commitments to fund our privately financed projects are supported by letters of credit as described above. At September 30, 2011, approximately $13 million of the $21 million in commitments will become due within one year.

Other factors affecting liquidity

Government claims.    Included in receivables in our balance sheets are unapproved claims for costs incurred under various government contracts totaling $150 million at September 30, 2011 of which $110 million is included in “Account receivable” and $40 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $110 million of unapproved claims included in “accounts receivable” results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $40 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at September 30, 2011 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects, totaling $21 million at September 30, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent.    As of September 30, 2011, “Due to former parent, net” in the accompanying financial statements was approximately $53 million and was comprised primarily of amounts owed to Halliburton under the tax sharing agreement for estimated income taxes, net of receivables due from Halliburton under the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at September 30, 2011 and relates to income taxes primarily for the years from 2001 through 2006. Although we believe we have appropriately accrued for these amounts owed to Halliburton, there may be differences of interpretation between us and Halliburton regarding the terms of the tax sharing agreement which may result in changes to the amounts ultimately paid to or received from Halliburton for income taxes at the time of settlement. The remaining balance as of September 30, 2011 is associated with various other amounts payable to or receivable from Halliburton resulting from our separation in 2007 which we will continue to evaluate prior to final settlement with Halliburton.

Included in “Other assets” in the accompanying financial statements is an income tax receivable of approximately $18 million related to a foreign tax credit generated prior to our split-off from Halliburton in 2007. In order to realize the asset, we requested and Halliburton agreed, to file an amended tax return for the period in which the foreign tax credit was generated. The receivable will be collected from Halliburton after Halliburton receives the refund from the amended tax return that was filed in the second quarter of 2011.

We have recorded an indemnification receivable due from Halliburton of approximately $193 million associated with our estimated liability in the Barracuda-Caratinga matter which is included in “Other current assets” in the accompanying financial statements.

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

We continue to monitor site conditions and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of possible costs that could be as much as $13 million. See Note 8 to our condensed consolidated financial statements for more information on environmental matters.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(c)

On June 8, 2010, we initiated a Board of Directors authorized share repurchase program allowing us to maintain, over time, our outstanding shares at approximately 150 million shares. In August 2011, we made our final share repurchase under this authorization. In August 2011, our Board of Directors authorized a new program, which replaces our previous share repurchase authorization, to repurchase up to ten million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2011.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 28, 2011
Repurchase Program (a)	—	$—	—	901,827 (a)
Employee Transactions (b)	23,875	$35.63	—	—
August 3 – 30, 2011
Repurchase Program (a)	903,168	$29.21	903,168	20,732 (a)
Employee Transactions (b)	1,702	$27.92	—	—
September 2 – 30, 2011
Repurchase Program (c)	1,205,700	$26.43	1,205,700	8,794,300 (c)
Employee Transactions (b)	1,048	$24.10	—	—
Total
Repurchase Program	2,108,868	$27.62	2,108,868	—
Employee Transactions	26,625	$34.68	—	—

(a)	Our common shares that may yet be repurchased as necessary to maintain, over time, our outstanding shares at approximately 150 million shares, pursuant to the June 8, 2011 Board-authorized program.
(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.
(c)	Our common shares that may yet be repurchased pursuant to the August 2011 Board-authorized share repurchase program allowing us to repurchase up to 10 million of our outstanding shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

	Exhibit Number	Description
	3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

	3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.2 to KBR’s current report on Form 8-K filed July 5, 2011; File No. 1-33146)

	4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*	10.1	Amendment No. 1 to the Three Year Revolving Credit Agreement dated as of August 26, 2011. (File No. 1-33146)

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification by the Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification by the Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed with this Form 10-Q

	**	Furnished with this Form 10-Q

	***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.

/s/ Susan K. Carter	/s/ Dennis S. Baldwin
Susan K. Carter	Dennis S. Baldwin
Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Date: October 26, 2011