Form 10-K
period 2011-12-31
KBR, INC.
filed 2012-02-22
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Telephone Number—Area code (713) 753-3011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2011, was approximately $5.7 billion, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $37.69.

As of January 31, 2012, there were 148,026,670 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the KBR, Inc. Company Proxy Statement for our 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, hydrocarbons, government services, minerals, civil infrastructure , power, industrial and commercial markets. We offer a wide range of services through our Hydrocarbons, Infrastructure, Government and Power (“IGP”), Services and Other groups. Information regarding segment disclosures are incorporated by reference in Note 5 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Business Groups and Business Units

We operate in four business groups which are consistent with our segment reporting under Accounting Standards Codification (“ASC”) 280 – Segment Reporting: Hydrocarbons; IGP; Services; and Other as described below.

Hydrocarbons. Our Hydrocarbons business group serves the Hydrocarbon industry by providing services ranging from prefeasibility studies to front-end engineering design (“FEED”), and construction to commissioning of process facilities in remote locations around the world. We are involved in hydrocarbon processing which includes constructing liquefied natural gas (“LNG”) plants in several countries. Our global teams of engineers also execute and provide solutions for projects in the oil and gas, olefins, refining, petrochemical, biofuels and carbon capture markets. The Hydrocarbons business group is comprised of the Gas Monetization, Oil & Gas, Downstream, and Technology business units.

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

Oil & Gas business unit – Our Oil & Gas business unit delivers onshore and offshore oil and natural gas production facilities which include platforms, floating production and subsea facilities, and pipelines. We also provide specialty consulting services which include field development studies and planning, structural integrity management, and proprietary designs for ship and semi-submersible hulls.

Downstream business unit – Our Downstream business unit serves clients in the petrochemical, refining, chemicals, biofuels and syngas markets throughout the world. We leverage our differentiated process technologies, but also execute projects and complexes using non-KBR technologies. Our success is based on delivering value over the lifecycle of projects in the hydrocarbon market.

Technology business unit – Our Technology business unit offers highly efficient, differentiated proprietary process technologies for the coal monetization, petrochemical, refining and syngas markets. In addition to offering technology licenses, we partner with our Downstream business unit on project management and engineering, procurement and construction (“EPC”) projects to provide fully integrated solutions worldwide.

Infrastructure, Government & Power. Our IGP business group serves the Infrastructure, Government & Power industries delivering effective solutions to industrial commercial, defense and governmental agencies worldwide, providing base operations, facilities management, border security, EPC services, and logistics support. We also provide project management, construction management, design and support services for an array of complex infrastructure initiatives including aviation, road, rail, maritime, water, waste water, building, and pipeline projects. For the industrial manufacturing market, we provide a full range of pre-FEED, FEED and EPC services to a variety of heavy industrial and advanced manufacturing markets, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, we use our full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities. The IGP business group includes the North American Government and Logistics (“NAGL” , formerly North American Government and Defense), International Government, Defence and Support Services (“IGDSS” , formerly International Government and Defence), Infrastructure and Minerals (“I&M”), and the Power and Industrial (“P&I”) business units.

North American Government and Logistics business unit – Our NAGL business unit offers operations, maintenance, and logistics support in both contingency and sustainment environments as well as construction and design or build services to the United States Department of Defense (“DoD”) and Department of State (“DoS”) and other federal government agencies.

International Government, Defence and Support Services business unit – Our IGDSS business unit supports armed forces and government departments around the world by providing logistics and field support, operations and maintenance of camps and bases, program and project management, construction management, training, visualization software and engineering and support services. We provide services to government departments in the United Kingdom (“U.K.”), Europe, Middle East and Australia.

Infrastructure & Minerals business unit – Our I&M business unit provides engineering, construction and project management services across the world on complex infrastructure projects. The I&M business unit provides global focus and leadership in four key markets – mining & minerals; transport (aviation, ports, rail and roads); water; and facilities (includes buildings and pipelines.)

Power & Industrial business unit – Our P&I business unit provides full-scope EPC services for the industrial and power markets globally. Within the Industrial product line, we serve clients in the forest products, manufacturing, technology, life sciences, consumer products, metals and materials sectors. Within the Power product line, we deliver fossil fuel and renewable power generation projects, plant re-powering projects and emissions control projects for customers that include regulated utilities, power cooperatives, municipalities, independent power producers and industrial cogeneration providers.

Services. Our Services business group delivers full-scope construction, construction management, fabrication, operations/ maintenance, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals and hydrocarbon processing, oil sands, mining, power, alternate energy, pulp and paper, industrial and manufacturing, and consumer product industries. Specifically, Services is organized around four major product lines; U.S. Construction, Industrial Services, Building Group and Canada Operations.

Our U.S. Construction product line delivers direct hire construction and construction management for stand-alone construction projects to a variety of markets and works closely with the Hydrocarbons group and Power and Industrial business units to provide construction execution support on all domestic EPC projects.

Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This group works with our other business units to identify potential for pull through opportunities and to identify upcoming EPC projects at the 94 locations where we have embedded KBR personnel.

Our Building Group product line provides commercial general contractor services to education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology, and mixed-use building clients.

Our Canada Operations product line is a diversified construction and fabrication operation providing direct hire construction, construction management, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining, and industrial markets.

Other. Included in Other is the Ventures business unit and other operations. The Ventures business unit invests KBR equity alongside clients’ equity in projects where one or more of KBR’s other business units has a direct role in technology supply, engineering, construction, construction management or operations and maintenance. Project equity investments under current management include defense equipment and housing, toll roads and petrochemicals.

In addition to the Ventures business unit, other business operations are reported in our Other group including the Allstates staffing business acquired in the BE&K, Inc. (“BE&K”) acquisition in 2008, our engineering resource operations and other operations that do not individually meet the criteria for group presentation under ASC 280.

Our Business Strategy

Our business strategy is to create shareholder value by providing our customers differentiated capital project delivery and services offerings across the entire engineering, construction and operations project lifecycle as a vertically integrated global contractor. We execute our business strategy on a global scale delivering consistent, predictable results in all markets where we operate. An essential feature of our global strategy is to establish local operations in market geographies where demand for our services is expected to grow. Our core skills are conceptual design, FEED (front-end engineering design), engineering, project management, procurement, construction, construction management, logistics, commissioning, operations and maintenance. We will complement organic growth by pursuing targeted acquisitions that focus on expanding our capabilities and market coverage or accelerating business growth strategies. Key features of our business unit strategies include:

•

The Hydrocarbons business group will build on our world-class strength and experience with hydrocarbon processing projects and seek to expand our footprint in both offshore and onshore oil and gas services. Our business will grow by utilizing our leading technology and execution excellence to provide high value process facilities to customers. Our Technology business unit will expand its portfolio of differentiated process technologies and associated service, proprietary equipment and catalyst offerings and deliver through an expanded global platform.

•

The Infrastructure, Government & Power business group will broaden our commercial, government operations, EPC logistics, construction and maintenance services internationally. We will apply our design, project management and construction skills to infrastructure, industrial, mining, minerals and power markets utilizing the same global delivery platform already in place for Hydrocarbons. In 2012, we intend to report the Infrastructure and Minerals business units separately.

•

The Services business group will capitalize on our brand reputation and core competencies to expand our direct hire construction, general contracting and industrial services operations both domestically and internationally with focus on safe operations and high value predictable outcomes.

•	The Ventures business unit will invest alongside our clients in selected projects to both earn a return on our capital and secure capital projects for our business units to design, build and service.

Competition and Scope of Global Operations

We operate in highly competitive markets throughout the world. The principal methods of competition with respect to sales of our capital project and service offerings include:

•	customer relationships;

•	successful prior execution of large projects in difficult locations;

•	technical excellence and differentiation;

•	high value in delivered projects and services measured by performance, quality, operability and cost;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed and when needed” basis with the required local content and presence;

•	consistent superior service quality;

•	market leading health, safety, and environmental standards and sustainable practices;

•	financial strength through liquidity and capital capacity and the ability to support warranties;

•	breadth of proprietary technology and technical sophistication; and

•	robust risk awareness and management processes.

We conduct business in over 70 countries. Based on the location of services provided, our operations in countries other than the United States accounted for 78% of our consolidated revenue during 2011 and 79% of our consolidated revenue during both 2010 and 2009. Revenue from our operations in Iraq, primarily related to our work for the U.S. government, was 21% of our consolidated revenue in 2011, 29% of our consolidated revenue in 2010 and 35% of our consolidated revenue in 2009. See Note 5 to our consolidated financial statements for selected geographic information.

We market substantially all of our capital project and service offerings through our business units. We have many substantial competitors in the markets that we serve. The companies competing in the markets that we serve include but are not limited to AMEC, Bechtel Corporation, CH2M Hill Companies Ltd., Chicago Bridge and Iron Co., N.V., Chiyoda, Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group, Inc., JGC Corp, John Wood Group PLC, McDermott International, Petrofac PLC, Saipem S.PA., Shaw Group, Inc., Technip, URS Corporation, Aecom Technology Corporation and Worley Parsons Ltd. Since the markets for our services are vast and extends across multiple geographic regions, we cannot make a meaningful estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls and currency fluctuations. We strive to manage or mitigate these risks through a variety of means including contract provisions, contingency planning, insurance schemes, hedging, and other risk management activities. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments Market Risk,” “Risk Factors – International and political events may adversely affect our operations,” and Note 14 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to manage our risks.

Recent Significant Acquisitions and Other Transactions

On December 31, 2010, we obtained control of the remaining 44.94% interest in our M.W. Kellogg Limited (“MWKL”) consolidated joint venture previously held by JGC Corporation. MWKL is located in the U.K. and provides EPC services primarily for LNG, GTL and onshore oil and gas projects. MWKL will continue to support our LNG and other Hydrocarbons projects.

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. ENI and its acquired businesses have been integrated into our IGP business group.

On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) which provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry. Energo’s results of operations were integrated into our Hydrocarbons business group.

In January 2010, we entered into a collaboration agreement with BP p.l.c. to market and license certain technology. In conjunction with this arrangement, we acquired a 25-year license granting us the exclusive right to the technology. The activity associated with this arrangement is integrated into our Hydrocarbons business group.

See Note 3 to our consolidated financial statements for further discussion of our recent acquisitions.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, expand or create the relationships of each party with different potential customers, and allow for greater flexibility in delivering our services based on cost and geographical efficiency. Several of our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are as of December 31, 2011.

Kellogg Joint Venture (“KJV”) is a joint venture consisting of JGC Corporation, Hatch Associates PTY LTD (“Hatch”), Clough Projects Australia PTY LTD (“Clough”) and KBR for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Gorgon Downstream LNG Project located on Barrow Island off the northwest coast of Western Australia. We hold a 30% interest in the joint venture which is consolidated for financial accounting purposes and it is reported in our Hydrocarbons business group.

Aspire Defence Holdings Limited (“Aspire Defence”) – Allenby & Connaught is a joint venture between us, Carillion Private Finance Limited and two financial investors formed to contract with the U.K. Ministry of Defence (“MoD”) to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the United Kingdom. We own a 45% interest in Aspire Defence which is reported in our Ventures business unit that is included in our Other group. In addition, we own a 50% interest in each of the two joint ventures within our IGP group that provide the construction and related support services to Aspire Defence. We account for our investments in these entities using the equity method of accounting.

Mantenimiento Marino de Mexico (“MMM”) is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The principal Grupo R entity is Corporative Grupo R, S.A. de C.V. and Discoverer ASA, Ltd., a Cayman Islands company. The Partners’ Agreement covers five joint venture entities executing Mexican contracts with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services of maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures. We account for our investment in these entities using the equity method of accounting and it is reported in our Services business group.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded and in progress. Our backlog was $10.9 billion and $12.0 billion at December 31, 2011 and 2010, respectively. We estimate that as of December 31, 2011, 59% of our backlog will be recognized as revenue within one year. All backlog is attributable to firm orders at December 31, 2011 and December 31, 2010. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as either cost-reimbursable or fixed-price, although both categories contain a portion of “hybrid” contracts containing both cost-reimbursable and fixed-price scope.

Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer project risks to us.

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

Our IGP business group provides substantial work under cost-reimbursable contracts with the DoD and other governmental agencies which are generally subject to applicable statutes and regulations. If the Government finds that we improperly charged any costs to a contract under the terms of the contract or applicable Federal Procurement Regulations, these costs are potentially not reimbursable or, if already reimbursed, we may be required to refund the costs to the customer. Such conditions may also include financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Risk Factors – Our U.S. government contracts work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.”

Significant Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business group, totaled $2.2 billion, or 24% of consolidated revenue, in 2011, $3.3 billion, or 32% of consolidated revenue, in 2010, and $5.2 billion, or 43% of consolidated revenue, in 2009. Revenue from the Chevron Corporation, which was derived almost entirely from our Hydrocarbons business group, totaled $2.0 billion, or 22% of consolidated revenue, in 2011, $1.8 billion, or 18% of consolidated revenue, in 2010, and $1.4 billion or 11%, of consolidated revenue, in 2009. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Raw Materials

Equipment and materials essential to our business are available from worldwide sources. The principal equipment and materials we use in our business are subject to availability and pricing fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and pricing of equipment and materials on a regular basis. Our procurement department actively leverages our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. Please read, “Risk Factors— The nature of our contracts, particularly those that are fixed-price, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.” and “Risk Factors—Current or future economic conditions in the credit markets may negatively affect ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy, and access our cash and short-term investments.”

Intellectual Property

We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers and semi-submersible technology. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer end-products. We are a licensor of ammonia process technologies used in the conversion of synthetic gas to ammonia. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us from other contractors, enhances our margins and encourages customers to utilize our broad range of engineering, procurement, construction and construction services (“EPC-CS”) services.

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

Employees

As of December 31, 2011, we had approximately 27,000 employees, of which approximately 13% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our employee relations are good.

Health and Safety

We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include: the Federal Occupational Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws, and safety requirements of the Departments of State, Defense, Energy and Transportation. We are also subject to similar requirements in other countries in which we have extensive operations, including the United Kingdom where we are subject to the various regulations enacted by the Health and Safety Act of 1974.

These laws and regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and, as a result, we may incur substantial costs to maintain the safety of our personnel.

Environmental Regulation

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act; and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business groups where we perform construction and industrial maintenance services or operate and maintain facilities.

We continue to monitor conditions at sites owned or previously owned and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of estimated possible costs that could be as much as $11 million. See Note 10 to our consolidated financial statements for more information on environmental matters.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a material direct effect on our business or the markets that we serve, nor on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers, which could have an indirect effect on our business. For example, our commodity-based markets depend on the level of activity of mineral and oil and gas companies, and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, could have an indirect impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for minerals, oil and natural gas. We will continue to monitor emerging developments in this area.

Compliance

We are subject to numerous compliance-related laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-bribery legislation, and laws and regulations regarding trade and exports. We are also governed by our own Code of Business Conduct and other compliance-related corporate policies and procedures that mandate compliance with these laws. Conducting our business with ethics and integrity is a key priority for KBR. Our Code of Business Conduct is a guide for every employee in applying legal and ethical practices to our everyday work. The Code of Business Conduct describes not only our standards of integrity but also some of the specific principles and areas of the law that are most likely to affect our business. We regularly train our employees regarding anti-bribery issues and our Code of Business Conduct.

Website Access

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers.

Item 1A.	Risk Factors

Demand for our services depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial, mining and power companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services could decrease in the event of a sustained reduction in demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include:

•	worldwide political, social unrest, military, and economic conditions;

•	the level of demand for oil, natural gas, industrial services and power generation;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets in which we operate.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

The nature of our contracts, particularly those that are fixed-price, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Approximately 25% of the value of our backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced based in part on cost and scheduling estimates which are based on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials, or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition, and results of operations.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may exceed or are excluded from existing insurance coverage.

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which may result in additional cost, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

Demand for our services provided under U.S. government contracts are directly affected by spending and capital expenditures by our customers.

We derive a significant portion of our revenue from contracts with agencies and departments of the U.S. government which is directly affected by changes in government spending and availability of adequate funding. Additionally, U.S. government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. We derive a significant amount of revenue from our LogCAP III and IV U.S. government contracts. The current level of government services we provide in the Middle East under our LogCAP contracts is not likely to continue indefinitely and we expect our overall volume of work under these contracts to continue to decline in the future. Factors that could impact current and future U.S. government spending include:

•	policy and/or spending changes implemented by the current administration, DoD or other government agencies;

•	changes, delays or cancellations of U.S. government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the U.S. government;

•	curtailment of the U.S. governments’ outsourcing of services to private contractors; and

•	level of political instability due to war, conflict or natural disasters.

The loss of or a significant decrease in the magnitude of work we perform for the U.S. government in the Middle East or other decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flow.

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contract awards from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles, such as LogCAP, have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government has also recently favored multiple award task order contracts, in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. It may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win. In addition, negative publicity regarding findings stemming from Defense Contract Audit Agency (“DCAA”) audits and Congressional investigations may adversely affect our ability to obtain future awards. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Analysis – U.S. Government Matters.”

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties and contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if KBR is complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment, allowability, and allocation of costs assigned to US Government contracts. The DCAA presents its report findings to the Defense Contract Management Agency (“DCMA”). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds.

Given the demands of working in the Middle East and elsewhere for the U.S. government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract and our ability to secure future contracts could be adversely affected, although we would expect to receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that our government customers may seek for performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A substantial portion of our revenue is directly or indirectly derived from new contract awards. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability, or other factors could impact our long term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, governmental and environmental approvals. Because a significant portion of our revenue is generated from such projects, our results of operations and cash flow can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

We may be unable to obtain new contract awards if we are unable to provide our customers with bonds, letters of credit or other credit enhancements.

Customers may require us to provide credit enhancements, including surety bonds, letters of credit or bank guarantees. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a customer may result in an inability to bid on or win a contract award. Historically, we have had adequate bonding capacity but such bonding beyond the capacity of our Credit Agreement is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, bonding may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be as financially strong as us. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current Credit Agreement. Any inability to bid for or win new contracts due to the failure of obtaining adequate bonding, letters of credit and/or other customary credit enhancements could have a material adverse effect on our business prospects and future revenue.

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

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

As of December 31, 2011, our backlog was approximately $10.9 billion. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Many of our contracts are subject to cancellation, termination, or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services equipment by the project. Additionally, poor project performance could also impact our backlog and profits if it results in termination of the contract. We cannot predict the impact future economic conditions may have on our backlog which could include a diminished ability to replace backlog once projects are completed and/or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse affect on our financial condition, results of operations and cash flows.

We conduct a portion of our engineering and construction operations through joint ventures and partnerships exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our engineering, procurement and construction operations through large project-specific joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners, and we typically share liabilities on a joint and several basis with our joint venture partners under these joint venture arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to our customer. We could be liable for both our obligations and those of our partners which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse affect on the business operations of the joint venture and, in turn, our business operations and reputation.

Operating through joint ventures in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that we follow. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operation. Additionally, in order to establish or preserve relationships with our joint venture partners, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and returns on these investments compared to what we may have received if the risks and resources we contributed were always proportionate to our returns.

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable our government and other customers to finance large-scale projects, such as major military equipment, capital project and service purchases. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities, and the provision of operation and maintenance services for an agreed to period after the facilities have been completed. We may incur contractually reimbursable costs and typically make an equity investment prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our equity investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing and the breadth and technological sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a significant adverse impact on the margins we generate from our projects as well as our ability to maintain or increase market share.

If we are unable to attract and retain a sufficient number of affordable trained engineers and other skilled workers, our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth and the success of our business depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers and other skilled workers either through direct hire or acquisition of other firms employing such professionals. The market for these professionals is competitive. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to acquire projects may be adversely affected, the costs of executing our existing and future projects may increase, and our financial performance may decline.

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

We utilize a variety of intellectual property rights in our services. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Because we license technologies from third parties, there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. In some, but not all cases, we may be able to obtain the necessary intellectual property rights from alternative sources. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

Current or future economic conditions in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy, and access our cash and short-term investments.

We finance the most of our operations using cash provided by operations but also depend on the availability of credit to grow our businesses. Unfavorable economic conditions have brought uncertainty to the capital and credit markets in the U.S. and abroad, which could make it more difficult for us to raise additional capital or obtain additional financing. Our ability to obtain such additional capital or financing will depend in part upon prevailing market conditions as well as conditions in our business and our operating results, and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. We cannot be certain that additional funds will be available if needed to make future investments in certain projects, take advantage of acquisitions or other opportunities or respond to competitive pressures. If additional funds are not available, or are not available on terms satisfactory to us, there could be a material adverse impact on our business and financial performance.

Disruptions of the credit markets could also adversely affect our clients’ borrowing capacity, which supports the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially impact our backlog and financial performance.

In addition, we are subject to the risk that the counterparties to our Credit Agreement may be unable to meet their obligations if they suffer catastrophic demand on their liquidity that will prevent them from fulfilling their contractual obligation to us. We also routinely enter into contracts with counterparties, including vendors, suppliers, and subcontractors that may be negatively impacted by events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse impact on our reputation, business, financial condition and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held at major banks and financial institutions located primarily in North America and the United Kingdom. Deposits are in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, been forced into receivership, or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund operations.

Our Credit Agreement imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit agreement may not be available if financial covenants are violated or if an event of default occurs.

Our Credit Agreement provides a credit line of up to $1.0 billion, and expires in December 2016. It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including maintenance of a maximum ratio of consolidated debt to consolidated EBITDA and a minimum consolidated net worth. If we fail to meet the covenants, or an event of default occurs, the credit line would not be available unless the necessary waivers or amendments of lenders participating in the bank syndicate could be obtained.

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Credit Agreement, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not cured or waived, the lenders are not obligated to provide funding or issue letters of credit and could elect to require us to apply available cash to collateralize any outstanding letters of credit and declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, thus requiring us to apply available cash to repay any borrowings then outstanding. If we are unable to cash collateralize our letters of credit or repay borrowings with respect to our Credit Agreement when due, our lenders could proceed against the guarantees of our major domestic subsidiaries. If any future indebtedness under our Credit Agreement is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full.

An impairment of all or part of our goodwill and/or our intangible assets could have a material adverse impact to our net earnings and net worth.

As of December 31, 2011, we had $951 million of goodwill and $113 million of intangible assets recorded on our consolidated balance sheet. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual analysis of our goodwill to determine if it has become impaired. The analysis requires us to make assumptions in estimates of fair value of our reporting units. If actual results are significantly different than the estimates, we might be required to write down the impaired portion of goodwill. An impairment of all or a significant part of our goodwill and/or intangible assets could have a material adverse impact to our net earnings and net worth.

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

We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could include suspension or debarment of our ability to contract with the United States, state or local governments, U.S. government agencies or the U.K. MoD, third party claims, loss of customers, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

The Foreign Corrupt Practices Act (“FCPA”) in the U.S. and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of the FCPA and other anti-corruption laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

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

Part of our business strategy is to expand into new markets and enhance our position in existing markets both domestically and internationally through the acquiring and merging of complementary businesses. To successfully fund and complete such potential acquisitions, we may issue additional equity securities that may result in dilution of our existing shareholder ownership earnings per share.

Provisions in our charter documents, Delaware law and Credit Agreement may inhibit a takeover or impact operational control which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, a staggered board of directors, prohibiting stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. Many of these provisions became effective following the exchange offer. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline. Additionally, our Credit Agreement contains a default provision that is triggered upon a change in control of at least 25%.

International and political events may adversely affect our operations.

A significant portion of our revenue is derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include:

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

Due to the unsettled political conditions in many oil-producing countries and other countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Our operations are conducted in areas that have significant amounts of political risk. In addition, military action or continued unrest in the Middle East could impact the supply and price of oil and gas, disrupt our operations in the region and elsewhere, and increase our costs related to security worldwide.

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

Some of our services are performed in high-risk locations, such as Iraq, Afghanistan, Nigeria, Algeria, Egypt and Saudi Arabia where the country or location and surrounding area is suffering from political, social, economic issues, war or civil unrest. In those locations where we have employees or operations, we have and may continue to incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors which could expose us to claims and litigation. In the future the safety of our personnel in these and other locations may continue to be at risk, exposing us to the potential loss of additional employees and contractors.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations, as well as mitigate our foreign exchange risk through hedging transactions may be limited.

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs. However, we do enter into contracts that subject us to currency risk exposure, primarily when our contract revenue is denominated in a currency different than the contract costs. A significant portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

The national governments of certain countries may impose restrictive exchange controls on local currencies and, as a result, it may not be possible for us to engage in effective hedging transactions to mitigate the risks associated with fluctuations of a particular currency. We are often required to pay all or a portion of our costs associated with a project in the local currency. As a result, we generally attempt to negotiate contract terms with our customer, who is often affiliated with the local government, or has a significant local presence, to provide that we are only paid in the local currency for amounts that match our local expenses. If we are unable to match our local currency costs with revenue in the local currency, we would be exposed to the risk of adverse changes in currency exchange rates.

Halliburton’s indemnity for matters relating to the Barracuda-Caratinga project only applies to the replacement of certain subsea bolts, and Halliburton’s actions may not be in our stockholders’ best interests.

Under the terms of our master separation agreement with our former parent Halliburton, Halliburton agreed to indemnify us for any liability we incur as a result of the replacement of certain subsea flow-line bolts installed or in connection with the Barracuda-Caratinga project arbitration. At our cost, we control the defense, counterclaim and/or settlement of this matter, but Halliburton has discretion to determine whether to agree to any settlement or other resolution. We expect Halliburton will take actions that are in the best interests of its stockholders, which may or may not be in our or our stockholders’ best interests. For example, Halliburton has directed us to challenge the recent arbitration award to the project owner and the legal costs of the challenge will be born by us. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings”.

We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely heavily on information technology (IT) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
Houston, Texas	Leased(1)	Office facilities	All and Corporate

Arlington, Virginia	Leased	Office facilities	IGP

Houston, Texas	Owned	Campus facility	All and Corporate

Birmingham, Alabama	Owned	Campus facility	All and Corporate

Leatherhead, United Kingdom	Owned	Campus facility	All

Greenford, Middlesex United Kingdom	Owned	Office facilities	Hydrocarbons

(1)	At December 31, 2011, we had a 50% interest in a joint venture which owns an office building in which we lease office space. We also lease office space in other buildings owned by unrelated parties.

We also own or lease numerous small facilities that include sales offices and project offices throughout the world. All of our owned properties are unencumbered and we believe all properties that we currently occupy are suitable for their intended use.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and dividends declared:

	Common Stock Price Range		Dividends Declared
	High	Low	Per Share
Fiscal Year 2011
First quarter ended March 31, 2011	$38.28	$28.43	$0.05
Second quarter ended June 30, 2011	$38.79	$33.79	$0.05
Third quarter ended September 30, 2011	$39.34	$23.29	$0.05
Fourth quarter ended December 31, 2011	$30.17	$20.86	$0.05
Fiscal Year 2010
First quarter ended March 31, 2010	$23.00	$17.30	$—
Second quarter ended June 30, 2010	$24.40	$19.31	$0.05
Third quarter ended September 30, 2010	$24.89	$19.53	$0.05
Fourth quarter ended December 31, 2010	$31.42	$24.53	$0.05

At January 31, 2012, there were 133 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

On June 8, 2010, we initiated a Board of Directors authorized share repurchase program allowing us to maintain, over time, our outstanding shares at approximately 150 million shares. In August 2011, we made our final share repurchase under this authorization. On August 26, 2011, KBR announced that its Board of Directors authorized a new share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2011.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 3 – 24, 2011
Repurchase Program (a)	—	$—	—	8,794,300
Employee Transactions (b)	3,461	$24.74	—	—
November 9 – 30, 2011
Repurchase Program	120,000	$26.92	120,000	8,674,300
Employee Transactions (b)	28,081	$27.02	—	—
December 1 – 30, 2011
Repurchase Program	698,394	$25.83	698,394	7,975,906
Employee Transactions (b)	341	$25.12	—	—

Total
Repurchase Program (a)	818,394	$25.99	818,394	7,975,906
Employee Transactions (b)	31,883	$26.75	—	—

(a)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.
(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock units.

Under our Credit Agreement we are permitted to repurchase our common stock, provided that no such repurchases shall be made from the proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap. At December 31, 2011, the remaining availability under the Distribution Cap was approximately $732 million. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

Performance Graph

The chart below compares the cumulative total shareholder return on our common shares for the five-year period ended December 31, 2011, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 29, 2006, and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011
KBR	$100.00	$148.30	$58.62	$74.11	$119.84	$110.16
Dow Jones Heavy Construction	100.00	189.61	84.84	96.55	123.48	101.42
Russell 1000	100.00	103.86	63.34	79.47	90.50	90.04

Item 6.	Selected Financial Data

The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except for per share amounts)
Statements of Operations Data:
Total revenue	$9,261	$10,099	$12,105	$11,581	$8,745
Operating income	587	609	536	541	294
Income from continuing operations, net of tax	540	395	364	356	204
Income from discontinued operations, net of tax	—	—	—	11	132
Net income attributable to noncontrolling interests	(60)	(68)	(74)	(48)	(34)
Net income attributable to KBR	480	327	290	319	302
Basic net income attributable to KBR per share:
—Continuing operations	$3.18	$2.08	$1.80	$1.84	$1.08
—Discontinued operations (a)	—	—	—	0.07	0.71

Basic net income attributable to KBR per share	$3.18	$2.08	$1.80	$1.91	$1.79

Diluted net income attributable to KBR per share:
—Continuing operations	$3.16	$2.07	$1.79	$1.84	$1.08
—Discontinued operations (a)	—	—	—	0.07	0.71

Diluted net income attributable to KBR per share	$3.16	$2.07	$1.79	$1.90	$1.78

Basic weighted average shares outstanding	150	156	160	166	168
Diluted weighted average shares outstanding	151	157	161	167	169

Cash dividends declared per share	$0.20	$0.15	$0.20	$0.25	$—

Balance Sheet Data (as of the end of period):
Cash and equivalents	$966	$786	$941	$1,145	$1,861
Net working capital	1,158	923	1,350	1,099	1,433
Total assets	5,673	5,417	5,327	5,884	5,203
Non-recourse project-finance debt	98	101	—	—	—
Total shareholders’ equity	$2,442	$2,204	$2,296	$2,034	$2,235

Other Financial Data:
Backlog at year end	$10,931	$12,041	$14,098	$14,097	$13,051
Gross operating margin percentage	6.3%	6.0%	4.4%	4.7%	3.4%
Capital expenditures (b)	$83	$66	$41	$37	$36
Depreciation and amortization expense (c)	$71	$62	$55	$49	$31

(a)	We completed the sale of the Production Services group in May 2006 and the disposition of our 51% interest in Devonport Management Limited (“DML”) in June 2007. The results of operations of the Production Services group and DML for all periods presented have been reported as discontinued operations.
(b)	Capital expenditures do not include expenditures related to the noncash investing activities for the purchase of computer software of $19 million for the year ended December 31, 2010 and the discontinued operations for DML of $7 million for the year ended December 31, 2007.
(c)	Depreciation and amortization expense does not include expenses related to the discontinued operations for DML of $10 million for the year ended December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital expenditures in our petroleum and petrochemical markets are driven by global economic growth expectations reflected in a long global spending cycle. The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to financial shock. The hydrocarbons market in most international regions has improved from the downturn that occurred as a result of the worldwide economic recession. We now to see long term growth in environmentally and economically driven energy projects including demand for related licensed process technologies, offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Upstream and downstream investment plans are advancing in such resource rich areas as the Middle East, Brazil, North Sea and East and West Africa. LNG prospects continue to develop in the Asia-Pacific region, as well as in East Africa and North America as a result of the recent gas discoveries. Each of these trends plays to KBR’s particular capability to deliver large projects in remote locations and harsh environments.

Abundant shale gas supplies and resulting low prices in North America are driving renewed interest in petrochemical project investments. Feasibility studies and front-end engineering and design projects continue to grow, reflecting clients’ intentions to invest in capital intensive energy projects that utilize our process technologies and EPC project delivery skills.

Infrastructure, Government and Power Markets (“IGP”). A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. The logistics support services that KBR provides the U.S. military are delivered under our LogCAP III, LogCAP IV and other contracts which are competitively bid contracts. Revenues under the LogCAP III project were approximately $1.5 billion, $2.8 billion, and $4.8 billion for the years ended December 31, 2011, 2010, and 2009, respectively. As a result of withdrawal of U.S. combat troops in Iraq, KBR has demobilized in the Iraqi theater of operations and the scope of KBR operations under the LogCAP III contract effectively ended in December 2011. Although we have seen some U.S. troop deployments shift within the Middle East region to Afghanistan and other areas under LogCAP IV, we expect the volume of services we provide to the U.S. government in the Middle East to continue to decline over the next few years. The U.K. military’s presence has also shifted to Afghanistan. As the overall U.S. and U.K. government spending for contingency operations declines, we see increased opportunities for logistics and infrastructure projects in Europe and other parts of the Middle East.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. There has been a general trend of historical under-investment in public infrastructure, particularly related to the quality of water, wastewater, roads and transit, rail, airports, and educational facilities where demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects particularly in the Middle East, however, the global economic recession has caused markets to remain flat in America and the U.K., which has resulted in delays or slow start-ups to major projects.

In the industrial sector, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, mining, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements while the mining, minerals and metals markets are growing robustly driven by global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial and institutional buildings, general industrial and manufacturing. We saw an increase in the number and size of project bid requests and feasibility estimates from our clients in 2011 and expect a number of our markets to strengthen in 2012 and beyond.

Summary of Consolidated Results

2011 compared to 2010

Consolidated revenue in 2011 decreased approximately $838 million, or 8%, to $9.3 billion compared to $10.1 billion in 2010 primarily due to declines in the IGP and Services business groups. The decrease in IGP business group revenue included a $1.1 billion decline resulting from an overall reduction in volume for U.S. military support activities, primarily in Iraq, under our LogCAP III contract. In 2011, the total number of staff working on the LogCAP III contract decreased by approximately 76% including direct hires, subcontractors and local hires as a result of demobilization or transfers to the LogCAP IV contract for ongoing base life support services in Iraq effectively ending the scope of our operations under the LogCAP III contract. The Services business group experienced a $165 million decline in revenue for 2011 primarily driven by the completion of several large projects in the U.S. and Canada. Revenue increased in our Hydrocarbons business group by approximately $289 million primarily driven by further progress on our LNG and GTL projects in Gas Monetization as well as additional phase awards and new technical service projects in Oil & Gas.

Consolidated operating income in 2011 decreased approximately $22 million, or 4%, to $587 million compared to $609 million in 2010. Operating income in 2011 from the IGP business group was down approximately $6 million. The decline was primarily due to lower activity on our LogCAP III contract but offset by income from the Allenby & Connaught project as well as increased activity on NATO contracts in Afghanistan. Services operating income declined $44 million primarily due to the completion or winding-down of several large projects in the U.S. and Canada. Operating income from Hydrocarbons increased by $8 million largely due to new projects in Oil & Gas and Downstream. Operating income from Ventures increased by $9 million primarily due to improved performance from the EBIC ammonia plant in Egypt.

2010 compared to 2009

Consolidated revenue in 2010 decreased approximately $2 billion, or 17%, to $10.1 billion compared to $12.1 billion in 2009 primarily driven by decreases in our IGP and Services business groups. The decrease in IGP business group revenue included a $1.9 billion decline resulting from the reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. In 2010, the total number of staff working on the LogCAP III project decreased by approximately 56% including direct hires, subcontractors and local hires. Also contributing to the decline in IGP revenue in 2010 were revenue decreases in the I&M and P&I business units largely as a result of the completion of fieldwork on certain projects in early 2010 and declining workload from other projects nearing completion. Partially offsetting these declines in revenue was an increase in revenue in our IGDSS business unit primarily related to the presence of troops in Afghanistan where we provided services to the U.K. MoD and NATO. The Services business group also experienced a decline in revenue for 2010 primarily due to the completion several projects or projects being near completion. Revenue in our Hydrocarbons business group increased slightly overall primarily driven by the Gas Monetization business unit and our Downstream business unit.

Consolidated operating income in 2010 increased approximately $73 million, or 14%, to $609 million compared to $536 million in 2009. Job income for 2010 from the IGP business group was up approximately $84 million primarily from our NAGL business unit which increased by $117 million. In 2009, we recognized a net charge of $65 million related to the write-off of award fees previously accrued on the LogCAP III contract that did not recur in 2010. In 2010, we recognized job income related to LogCAP III award fees of $94 million for periods of performance from May 2008 through May 2010. Partially offsetting the increase related to award fees was lower volume of activity on the LogCAP III contract as a result of the overall reduction in volume of activities primarily in Iraq and higher charges for potentially unallowable costs. Our Hydrocarbons job income decreased by approximately $64 million largely due to the EPC 1 favorable arbitration award recognized in 2009 that did not recur in 2010 partially offset by increases in job income in our Gas Monetization and Downstream business units.

For a more detailed discussion of the results of operations for each of our business units, corporate general and administrative expense, income taxes and other items, see “Results of Operations” below.

Acquisition of Roberts & Schaefer Company

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated material handling infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of December 31, 2011, the remaining escrowed holdback was $27 million and primarily related to security for indemnification obligations. R&S and its acquired divisions have been integrated into our Infrastructure and Minerals business unit within the IGP business group. See Note 3 to our consolidated financial statements for further discussion of the R&S acquisition.

Acquisition of remaining interest in M.W. Kellogg Limited.

On December 31, 2010, we obtained control of the remaining 44.94% interest of our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a direct charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of December 31, 2011, we have liability of approximately $8 million classified on our balance sheet as “Noncurrent Obligation to former noncontrolling interest” and $1 million classified on our balance sheet as “Obligation to former noncontrolling interest” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

Acquisition of Energo Engineering

On April 5, 2010, we acquired 100% of the outstanding common stock of Houston-based Energo Engineering (“Energo”) for approximately $16 million in cash, subject to an escrowed holdback amount of $6 million to secure working capital adjustments, indemnification obligations of the sellers, and other contingent obligations related to the operation of the business. As a result of the acquisition, we recognized goodwill of $6 million and other intangible assets of $3 million. Energo provides Integrity Management (IM) and advanced structural engineering services to the offshore oil and gas industry. Energo’s results of operations were integrated into our Oil & Gas business unit within the Hydrocarbons segment.

Sale of Interest in LNG Joint Venture

On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our consolidated income statement for year ended December 31, 2011.

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

Engineering and Construction Contracts. Revenue from long-term contracts to provide construction, engineering, design or similar services is recognized as contract performance progresses using the percentage-of-completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable unapproved claims and change orders included in revenue. Progress is generally based upon a cost-to-cost approach but we also use alternative methods including physical progress, labor hours or others depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity, and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled timeline. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

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

Our revenue includes both equity in the earnings of unconsolidated affiliates and revenue from sales of services to joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents equity in the earnings from joint ventures, impairments of equity investments in joint ventures, if any, and revenue from services provided to joint ventures.

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

Accounting for government contracts. Most of the services provided to the United States government are governed by cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work), fixed fees, and award fees (a variable profit percentage applied to definitized costs, which is subject to our customer’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance, and business management).

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

Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work. We periodically receive LogCAP III award fee scores and, based on these actual amounts, we adjust our accrual rate for future awards, if necessary. The controversial nature of this contract may cause actual awards to vary significantly from past experience. As discussed further in Note 9 to our consolidated financial statements, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter due to the inability to reliably estimate the amount of fees to be awarded.

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

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. KBR excludes from billings to the U.S. Government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per the applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially unallowable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the administrative contracting officer (“ACO”) as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“COFC”). We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Goodwill Impairment Testing. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with FASB ASC 350 Intangibles – Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1. As of December 31, 2011, we had goodwill totaling $951 million on our consolidated balance sheet. Our operations are grouped into four segments: Hydrocarbons; Infrastructure, Government & Power; Services; and Other. Within those segments we operate 10 business units which are also our operating segments as defined by FASB ASC 280 – Segment Reporting and our reporting units as defined by FASB ASC 350. In accordance with FASB ASC 350, we conduct our goodwill impairment testing at the reporting unit level which consists of our 10 business units. The reporting units include Gas Monetization, Oil & Gas, Downstream, Technology, North American Government & Logistics, International Government, Defense and Support Services, Power & Industrial, Infrastructure & Minerals, Services, and Ventures business units, as well as the Allstates staffing business.

Our annual impairment test for goodwill at October 1, 2011 was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each business unit to its carrying value, including goodwill. If the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a business unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary.

Consistent with prior years, the fair values of business units in 2011 were determined using a combination of two methods, one based on market earnings multiples of peer companies identified for each business unit (the market approach), and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach).

The market approach estimates fair value by applying earnings and revenue market multiples to a business unit’s operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of each of our reporting units. The earnings multiples for the market approach ranged from 1.2 times to 13.0 times the earnings for each of our business units. The income approach estimates fair value by discounting each business unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each business unit. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 17.5% to 24.8%. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of business unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so.

At October 1, 2011, our market capitalization exceeded the carrying value of our consolidated net assets by $1.6 billion and, except for the Servicer reporting unit discussed below, the fair value of all our reporting units substantially exceeded their respective carrying amounts as of that date. However, the fair value for the Downstream, P&I, I&M, Services and Allstates reporting units exceeded their carrying values based on projected growth rates and other market inputs to our impairment test models that are more sensitive to the risk of future variances due to competitive market conditions as well as business unit execution risks. If future variances for these assumptions are significant, the fair values of these business units may not substantially exceed their carrying values in future periods. The fair value of the Services reporting unit exceeded its carrying value by approximately 4% and total goodwill allocated to the reporting unit was approximately $287 million at October 1, 2011. The valuation model for the Services business unit assumes a recovery in North American construction service revenues and profit margins from 2010 and 2011 levels.

We review our projected growth rates, other market inputs used in our impairment test models, changes in our business and other factors that could represent indicators of impairment. In 2012, we intend to report the Infrastructure and Minerals business units separately and have concluded that each will be considered a separate reporting unit for goodwill impairment testing purposes. Subsequent to our October 1, 2011 annual impairment test, we reviewed the new Infrastructure and Minerals reporting units and no indication of impairment was identified.

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million related to the Allstates staffing business unit in connection with our annual goodwill impairment test on September 30, 2009. The charge was primarily the result of a decline in the staffing market, the effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this business unit that were identified through the course of our 2009 annual planning process.

Deferred taxes and tax contingencies. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A current tax asset or liability is recognized for the estimated taxes refundable or payable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization and the evaluation of tax planning strategies in making this assessment of realization. Given the inherent uncertainty involved with the use of such assumptions, there can be significant variation between anticipated and actual results. As of

December 31, 2011, we had net deferred tax assets of $326 million, which are net of deferred tax liabilities of $207 million and a valuation allowance of $25 million primarily related to certain foreign branch net operating losses. In 2011, we decreased our valuation allowance by approximately $7 million primarily as a result of net operating losses in certain foreign locations that expired during the year or that we do not believe we will be able to utilize.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

Legal and Investigation Matters. As discussed in Notes 9 and 10 of our consolidated financial statements, as of December 31, 2011 and 2010, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with FASB ASC 715 – Compensation—Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

The discount rate used to determine the benefit obligations was determined using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans’ asset mix. Plan assets are comprised primarily of equity and debt securities. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 3.74% at December 31, 2011 from 4.84% at December 31, 2010. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 95% of all plans, decreased to 4.90% at December 31, 2011 from 5.45% at December 31, 2010. An additional future decrease in the discount rate of 25 basis points for our pension plans would increase our projected benefit obligation by an estimated $86 million and $2 million for the U.K. and U.S. plans, respectively, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $81 million and $2 million for the U.K. and U.S. plans, respectively. Our expected long-term rates of return on plan assets utilized at the measurement date remained unchanged at 7.00% for our U.S. pension plans and decreased to 6.60% from 7.00% for our international plan.

Unrecognized actuarial gains and losses are generally being recognized over a period of 10 to 15 years, which represents the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive income at December 31, 2011 was $659 million, of which $27 million is expected to be recognized as a component of our expected 2012 pension expense compared to $21 million in 2011. During 2011, we made contributions to fund our defined benefit plans of $74 million. We currently expect to make contributions in 2012 of approximately $30 million.

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

During 2012, plan fiduciaries of the Company’s international plan intend to implement a revised investment strategy that reduces risk associated with pension liabilities by further diversifying assets from equities to other asset classes along with the consideration of other risk reduction strategies that may include liability hedging.

Variable Interest Entities. We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810 – Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. We applied the requirements of FASB ASC 810 on a prospective basis upon adoption at January 1, 2010.

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

Revenue by Business Group

In millions	Years Ended December 31,
			2011 vs. 2010			2010 vs. 2009
Revenue (1)	2011	2010	$	%	2009	$	%
Hydrocarbons:
Gas Monetization	$3,044	$2,829	$215	8%	$2,755	$74	3%
Oil & Gas	488	426	62	15%	576	(150)	(26)%
Downstream	557	584	(27)	(5)%	478	106	22%
Technology	169	130	39	30%	97	33	34%

Total Hydrocarbons	4,258	3,969	289	7%	3,906	63	2%

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	2,198	3,307	(1,109)	(34)%	5,189	(1,882)	(36)%
International Government, Defence and Support Services	378	369	9	2%	288	81	28%
Infrastructure and Minerals	510	271	239	88%	337	(66)	(20)%
Power and Industrial	242	352	(110)	(31)%	474	(122)	(26)%

Total IGP	3,328	4,299	(971)	(23)%	6,288	(1,989)	(32)%

Services	1,590	1,755	(165)	(9)%	1,863	(108)	(6)%
Ventures	65	55	10	18%	21	34	162%
Other	20	21	(1)	(5)%	27	(6)	(22)%

Total revenue	$9,261	$10,099	$(838)	(8)%	$12,105	$(2,006)	(17)%

(1)	We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group

In millions	Years Ending December 31,
			2011 vs. 2010			2010 vs. 2009
	2011	2010	$	%	2009	$	%
Business group income (loss):
Hydrocarbons:
Gas Monetization	$257	$252	$5	2%	$178	$74	42%
Oil & Gas	104	90	14	16%	274	(184)	(67)%
Downstream	77	117	(40)	(34)%	59	58	98%
Technology	75	55	20	36%	49	6	12%

Total job income	513	514	(1)	—	560	(46)	(8)%
Impairment of long-lived assets	—	(4)	4	100%	—	(4)	—
Gain (loss) on sale of assets	1	—	1	—	—	—	—
Divisional overhead	(106)	(110)	4	4%	(96)	(14)	(15)%

Total Hydrocarbons	408	400	8	2%	464	(64)	(14)%

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	212	230	(18)	(8)%	113	117	104%
International Government, Defence and Support Services	128	88	40	45%	71	17	24%
Infrastructure and Minerals	60	62	(2)	(3)%	87	(25)	(29)%
Power and Industrial	29	37	(8)	(22)%	68	(31)	(46)%

Total job income	429	417	12	3%	339	78	23%
Gain (loss) on sale of assets	(1)	—	(1)	—	—	—	—
Divisional overhead	(162)	(145)	(17)	(12)%	(151)	6	4%

Total IGP	266	272	(6)	(2)%	188	84	45%

Services:
Job income	124	172	(48)	(28)%	167	5	3%
Gain (loss) on sale of assets	1	(1)	2	200%	—	(1)	—
Divisional overhead	(67)	(69)	2	3%	(71)	2	3%

Total Services	58	102	(44)	(43)%	96	6	6%

Ventures:
Job income (loss)	45	33	12	36%	19	14	74%
Gain on sale of assets	1	3	(2)	(67)%	2	1	50%
Divisional overhead	(4)	(3)	(1)	(33)%	(2)	(1)	(50)%

Total Ventures	42	33	9	27%	19	14	74%

Other:
Job income	16	12	4	33%	9	3	33%
Impairment of long-lived assets	—	(1)	1	100%	—	(1)	—
Impairment of goodwill	—	—	—	—	(6)	6	100%
Gain (loss) on sale of assets	1	(2)	3	150%	—	(2)	—
Divisional overhead	(8)	(7)	(1)	(14)%	(6)	(1)	(17)%

Total Other	9	2	7	350%	(3)	5	167%

Total business group income	783	809	(26)	(3)%	764	45	6%
Unallocated amounts:
Labor cost absorption income (expense)	18	12	6	50%	(11)	23	209%
Corporate general and administrative expense	(214)	(212)	(2)	(1)%	(217)	5	2%

Total operating income	$587	$609	$(22)	(4)%	$536	$73	14%

Hydrocarbons

Gas Monetization. Revenue from Gas Monetization increased in 2011 by $215 million compared to 2010, primarily due to higher progress on the Gorgon LNG and Escravos GTL projects which increased revenue by $232 million in the aggregate. Revenue further increased by approximately $121 million as a result of higher activity on a FEED project awarded in late 2010 and activity on other projects. Partially offsetting the increases were declines in revenue of approximately $142 million in the aggregate due to lower activity on the Skikda LNG and Pearl GTL projects as well as the completion of other LNG and GTL projects in 2010.

Gas Monetization job income increased by $5 million in 2011 compared to 2010. Job income increased by $41 million as a result of increased activity on the EPCM portion of the Gorgon LNG project, the sale of our interest in an unconsolidated joint venture, the reversal of commercial agent fees on a completed LNG project and activity on other projects. These increases were partially offset by a decrease of approximately $32 million primarily due to income in 2010 related to change orders associated with the completion of an LNG project that did not recur in 2011 and lower subcontractor activity on the Skikda LNG project.

Revenue from Gas Monetization increased in 2010 as compared to 2009 by $74 million primarily due to increased activity from the Gorgon LNG and several other LNG projects. Revenue from these projects increased $442 million in the aggregate compared to 2009 primarily as a result of the transition from the FEED to the EPCM portion of the Gorgon project as well as absence of losses in 2009 from two joint ventures executing LNG projects that were substantially completed in 2010. Partially offsetting these increases in revenue was a decline in revenue of approximately $360 million due to lower activity and progress on the Skikda LNG and Pearl GTL projects as well as projects that were completed in 2009.

Gas Monetization job income increased approximately $74 million in 2010 compared to the same period of the prior year. Job income increased $117 million as a result of increased activity on the EPCM potion of the Gorgon LNG project as well as change orders on an LNG project executed through a joint venture which was substantially completed in 2011. Additionally, job income increased due to the absence of a charge of $30 million in 2009 on an LNG project resulting from schedule delays, subcontractor claims and equipment failures. Partially offsetting the increases in job income were decreases of approximately $60 million in the aggregate on the Escravos and Pearl GTL projects and lower activity on another LNG project that was completed in 2009. Additionally in 2010, primarily due to actions and inactions on the part of the customer, we identified increases in the estimated cost to complete an LNG project due to a schedule delay which resulted in a non-cash charge of approximately $42 million to job income in the third quarter of 2010. Additionally, we negotiated a final settlement agreement with one of our commercial agents who provided services to various Gas Monetization projects which resulted in a non-cash increase to Gas Monetization job income of approximately $42 million in the third quarter of 2010. Prior to the settlement, the agent was evaluated and approved under our policies on business conduct.

Oil & Gas. Revenue from Oil & Gas increased by $62 million in 2011 compared to 2010. New technical service projects and additional phases of existing projects primarily in the North Sea, Caspian Sea and Gulf of Mexico contributed approximately $127 million to the increase in 2011 revenue, partially offset by a decrease of approximately $75 million due to lower volume and progress on projects that were either completed or nearing completion during 2011. Job income increased by $14 million mainly as a result of the new project awards and increased activity on existing projects as well as close-out activity on completed projects.

Revenue from Oil & Gas decreased by $150 million, and job income decreased by $184 million in 2010 compared to 2009. The decrease in revenue and job income is primarily due to favorable arbitration award in 2009 on the EPC 1 project performed for PEMEX which contributed approximately $183 million to revenues in 2009. Increased revenue and job income related to new project awards and higher progress on existing projects in 2010 partially offset the impact of the EPC1 award recognized in 2009. Additional legal costs related to the Barracuda arbitration and lower margins projects in the Caspian Sea and Gulf of Mexico also contributed to the decline in job income in 2010.

Downstream. Downstream revenue in 2011 decreased by $27 million compared to 2010 primarily due to several projects that were either completed or nearing completion in the year. Revenue on these projects decreased approximately $186 million. This decrease was partially offset by additional revenue of $122 million from newly awarded projects started in late 2010 or during 2011 as well as increased activity on existing projects including the Yanbu and DuPont projects. Downstream job income decreased $40 million in 2011 compared to 2010 primarily due to the completion or near completion of projects in Africa and the Middle East, and only partly offset by additional revenue from new projects.

Downstream revenue in 2010 increased by $106 million compared to 2009 primarily due to increases on the Sonangol FEED refining job in Africa and petrochemical projects in the Middle East, which increased approximately $207 million in the aggregate as a result of increased activity over the prior year. These increases in revenue were partially offset by lower revenues of $24 million on the Saudi Kayan project and $61 million on other projects nearing completion.

Downstream job income in 2010 increased by approximately $58 million as compared to the same period of the prior year. The increase was primarily driven by increased activity on several projects which resulted in an increase in job income of $66 million in 2010. Additionally, Downstream job income in 2009 included $17 million in charges on our EBIC ammonia project due to additional costs related to the commissioning and start up of the plant which did not recur in 2010. Partially offsetting these increases in job income was a charge of approximately $9 million related to an account receivable reserve adjustment recorded in the second quarter of 2010 as well as decreases on several projects that were completed or nearing completion.

Technology. Technology revenue and job income in 2011 increased $39 million and $20 million compared to 2010, respectively, primarily due to the progress achieved on a new grassroots ammonia, urea and granulation complex project in Brazil and other petrochemical and ammonia projects located in China, India, Indonesia and Korea. These new projects contributed approximately $73 million to the increase in Technology revenue and approximately $36 million to the increase in Technology job income in 2011. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several projects located in Turkmenistan, India, China, Korea, and Angola.

Technology revenue and job income in 2010 increased $33 million and $6 million as compared to 2009, respectively, primarily due to the progress achieved on a number of new projects including several grassroots ammonia and urea projects in Brazil, Turkmenistan and India, as well as petrochemical plants in China. These new projects contributed approximately $57 million to the increase in Technology revenue and approximately $29 million to the increase in Technology job income in 2010. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several ammonia projects located in Venezuela, Trinidad, and India, and other refining projects in Spain and Russia.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL”, formerly North American Government and Defense”). Revenue from our NAGL Operations decreased by $1.1 billion in the 2011 compared to 2010, mainly as a result of an overall reduction in the volume of U.S. military support activities due to troop drawdown and related base closures in Iraq and completion of work in Afghanistan under our LogCAP III contract. Revenue from the LogCAP III contract declined approximately $1.3 billion in 2011. As of December 31, 2011, we have concluded our in-theater Iraqi operations under the LogCAP III contract and will continue to complete any remaining tasks from Kuwait and Dubai into early 2012. Revenue decreases under the LogCAP III contract were partially offset by an increase of approximately $188 million associated with our LogCAP IV task order that began in mid-2010.

Job income from NAGL decreased by $18 million in 2011 compared to 2010. Lower volume of activity on our LogCAP III contract resulted in a reduction to job income of approximately $46 million. Additionally, recognized LogCAP III award fees declined by approximately $54 million in 2011 compared to 2010. These declines in job income were partially offset by increases of approximately $69 million related to fixed-fees and lower revenue adjustments recognized for potentially unallowable costs on the LogCAP III contract. LogCAP IV task order activity in 2011 resulted in an increase of $17 million to job income as compared to 2010.

Revenue from NAGL decreased approximately $1.9 billion in 2010 compared to 2009. The decrease in NAGL revenue includes a $2 billion decline resulting from an overall reduction in volume for U.S. military support activities primarily in Iraq under our LogCAP III contract. The lower volume was primarily due to reductions in staff and personnel on the project as military bases continued to close and combat troop levels declined throughout 2010. The decreases in revenue on the LogCAP III project were partially offset by an increase in revenue of $246 million on a task order under the LogCAP IV contract. Also contributing to the decrease in NAGL revenue in 2010 was $130 million less revenue as a result of lower volumes of work under the CENTCOM project.

2010 NAGL job income increased by approximately $117 million primarily due to the net impact of the charge related to the write-off of award fees in 2009 on the LogCAP III contract previously accrued in 2008 and recognition of award fees in 2010 for periods of performance from May 2008 through May 2010 awarded to us in the second and third quarters of 2010. The net impact of this award fee activity resulted in an increase to job income of approximately $159 in 2010. The increases in NAGL job income due to the award fees were partially offset by lower volume of activity on our LogCAP III contract as a result of the overall reduction in volume of U.S. military support activities in 2010 primarily in Iraq which resulted in a decrease to job income of $74 million. Additionally, job income on the LogCAP III contract decreased due to the absence of a gain of $17 million in 2009 related to the billing of costs incurred in previous periods related to the litigation with one our LogCAP III subcontractors and charges recorded in 2010 of $23 million associated with potentially unallowable costs.

International Government, Defence and Support Services (“IGDSS”, formerly International Government and Defence). Revenue from IGDSS increased by $9 million in 2011 compared to 2010 primarily due to commencement of service under new NATO contracts in Afghanistan, reduced cost estimates for the remaining period of performance for construction activities on the Allenby & Connaught project and various other new project awards. These increases to revenue were partially offset by decreases in revenue due to lower activity on the Temporary Deployable Accommodation project as well as absence of new task orders under the CONLOG contract. Job income increased $40 million in 2011 compared to 2010 mainly due to the reduced cost estimates on the Allenby & Connaught project that produced approximately $33 million of additional job income during 2011, increased activity on NATO contracts in Afghanistan and operations-related efficiencies in other contingency logistics and construction management projects.

Revenue from IGDSS increased approximately $81 million and job income increased $17 million in 2010 compared to 2009. The increase in revenue was primarily related to the ongoing presence of troops in Afghanistan where we provide contingency logistics, operations and maintenance and other services to the U.K. MoD and NATO under the TDA and NAMSA projects. Job income in 2010 increased as a result of higher construction margins on the Allenby & Connaught project due to increased volumes of construction activity as well as contingency releases related to warranty expirations on other projects.

Infrastructure and Minerals (“I&M”). Revenue from I&M increased approximately $239 million in 2011 compared to 2010 primarily due to the additional project revenue of $171 million generated by R&S acquired in December 2010 as well as increased activity on a minerals project in Australia and a transport project in Qatar which both commenced in late 2010. These increases were partially offset by revenue reductions due to the completion of water projects in the UK and Australia as well lower overall activity on various infrastructure projects due to deferred government spending resulting from flooding in Queensland, Australia. Job income from I&M decreased $2 million in 2011 compared to 2010 primarily as a result of project loss provisions totaling $25 million recognized on three projects acquired from R&S due to increased cost estimates at completion. These losses were partially offset by job income due to increased activity in 2011 on the minerals project in Australia and the transport project in Qatar as well as project incentives earned on a transport project in Australia.

Revenue from I&M decreased approximately $66 million in 2010 compared to 2009 due to lower overall activity on several projects. The projects were either completed in 2010 or scaled down as a result of the global economic conditions in 2009 and 2010. Additionally, new project awards were either delayed or canceled further contributing to the decrease. Job income from I&M decreased in 2010 by approximately $25 million primarily as a result of the overall decrease in project activity primarily in Australia and fewer project awards.

Power and Industrial (“P&I”). Revenue from P&I decreased by $110 million and job income decreased by $8 million in 2011 as compared to 2010 due to the completion of procurement, construction and fieldwork activities on various projects during 2011. These decreases were partially offset by increased workload and improved margins on various existing engineering projects and the award of several new projects in 2011.

Revenue from P&I decreased by $122 million in 2010 compared to 2009 largely as a result of the completion of fieldwork on projects with Georgia Power and Procter & Gamble in early 2010 and reduced workload on the Red River project as it neared completion. These decreases were partially offset by increased volume on a new waste-to-energy refurbishment project in Florida and increased scope on other existing projects. Job income from P&I decreased by $31 million in 2010 primarily as a result of completion of the Georgia Power and Procter & Gamble projects, lower profits on the Red River project as it neared completion, and the effect of a non-recurring $9 million gain in 2009 from collection of a fully-reserved project receivable. These declines were partially offset by improved job income of $10 million related to construction mobilization on the waste-to-energy refurbishment project.

Services

Services revenue in 2011 decreased by $165 million compared to 2010. Revenue declined by approximately $303 million in our U.S. Construction Group and $93 million in our Canada operations primarily as a result of completion or near completion of several large projects. These declines were partially offset by increases in revenue of approximately $208 million in our Building Services group due to higher activity on several hospital projects and approximately $35 million in our Industrial Services group from increased construction, maintenance and services under a new multi-site contract throughout the Eastern and Gulf Coast regions of the U.S. Job income decreased in 2011 compared to 2010 by $48 million primarily due to the decline in U.S. Construction Group and Canada activity resulting from completion or near completion of several projects which was partially offset by the increased Building Group project activity on the hospital projects.

Services revenue in 2010 decreased by $108 million compared to 2009. Revenue declined $95 million in our U.S. Construction Group and a combined $93 million in our Building group and Canada operations. The primary driver for the declines was the completion several projects or projects being near completion and the lack of new project awards. These declines were partially offset by an increase in revenue of $82 million from our Industrial Services group primarily as a result of increased construction maintenance and services under a new multi-site contract for DuPont throughout the Eastern and Gulf Coast regions of the U.S., the Atlanta Public Schools project, as well as the increased levels of turnaround work based in Canada. Job income increased by approximately $5 million in 2010 compared to 2009. The increase in job income resulted from the increased activity on the multi-site DuPont project, the Atlanta Public Schools and the Hunt Refining projects as well as favorable change orders on a power plant contract. These increases were partially offset by the lower profits on projects in our Canadian and US Construction operations that are nearing completion.

Ventures

Our Venture’s operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue was $65 million and job income was $45 million in 2011 compared to revenue of $55 million and job income of $33 million in 2010. The increase in revenue and job income is primarily attributable to increased sales volume and higher ammonia prices related to the EBIC ammonia plant in Egypt.

Ventures revenue was $55 million and job income was $33 million in 2010 as compared to revenue of $21 million and job income of $19 million in 2009. The increase in revenue is primarily attributable to the consolidation of Fasttrax Limited upon the adoption of ASC 810 in the first quarter of 2010. Fasttrax Limited is the primary contracting entity with the U.K. MoD in a project that owns and operates heavy equipment transport vehicles for the U.K. military. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting. Ventures job income increased during 2010 primarily due to the consolidation of Fasttrax Ltd. as well as improved performance of the EBIC ammonia plant project which became operational in 2009. The EBIC ammonia plant performance benefited from a full year of operation in 2010, which resulted in increased sales volume and higher ammonia prices compared to 2009. In addition, job income from the Aspire Defence project improved in 2010 compared to 2009 resulting from the increase in the number of assets being accepted into service and lower maintenance costs.

Services Revenue by Market Sector

The Services business group provides construction management, direct hire construction and maintenance services to clients in a number of markets that are also served by our other business units. We believe customer focus, attention to highly productive delivery, and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business group focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services based on the markets served, some of which are the same sectors served by our other business groups. The perspective highlights the markets served by our Services business group.

	$000,000	$000,000	$000,000
	Year Ending December 31, 2011
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$3,044	$—	$3,044
Oil & Gas	488	165	653
Downstream	557	377	934
Technology	169	—	169

Total Hydrocarbons	4,258	542	4,800

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	2,198	80	2,278
International Government, Defence and Support Services	378	—	378
Infrastructure and Minerals	510	—	510
Power and Industrial	242	968	1,210

Total IGP	3,328	1,048	4,376

Services	1,590	(1,590)	—
Other	85	—	85

Total KBR Revenue	$9,261	$—	$9,261

	Year Ending December 31, 2010
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$2,829	$—	$2,829
Oil & Gas	426	297	723
Downstream	584	534	1,118
Technology	130	—	130

Total Hydrocarbons	3,969	831	4,800

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	3,307	97	3,404
International Government, Defence and Support Services	369	—	369
Infrastructure and Minerals	271	—	271
Power and Industrial	352	827	1,179

Total IGP	4,299	924	5,223

Services	1,755	(1,755)	—
Other	76	—	76

Total KBR Revenue	$10,099	$—	$10,099

	Year Ending December 31, 2009
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$2,755	$—	$2,755
Oil & Gas	576	337	913
Downstream	478	538	1,016
Technology	97	—	97

Total Hydrocarbons	3,906	875	4,781

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	5,189	59	5,248
International Government, Defence and Support Services	288	—	288
Infrastructure and Minerals	337	—	337
Power and Industrial	474	929	1,403

Total IGP	6,288	988	7,276

Services	1,863	(1,863)	—
Other	48	—	48

Total KBR Revenue	$12,105	$—	$12,105

Corporate, tax and other matters

Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income was $18 million in 2011, an increase of $6 million over prior year, primarily due to higher chargeability and utilization in several of our engineering offices including Jakarta, Singapore, Monterrey and Birmingham. Labor cost absorption income was $12 million in 2010 compared to labor cost absorption expense of $11 million in 2009.

General and administrative expense was $214 million in 2011 compared to $212 million in 2010. The increase in 2011 is largely due to information technology support costs, enterprise resource planning (“ERP”) project expenses and employee salary and benefits related expenses primarily in Australia and the U.K. The increases were partially offset by lower incentive compensation in 2011 as well as a reduction in expenses associated with legal restructuring of a foreign subsidiary completed in 2010. General and administrative expense was $212 million and $217 million in 2010 and 2009, respectively. General and administrative expense declined in 2010 due to lower incentive compensation costs, lower legal costs and reductions associated with other cost containment measures. Additionally, in 2009 we wrote-off costs associated with our contemplated West Houston campus project. Partially offsetting these reductions were higher G&A costs associated with corporate development activities, higher U.K. pension costs driven by unfavorable changes in assumptions that impacted 2010 expense and other risk and benefit programs.

Net interest expense was $18 million in 2011, an increase of $1 million compared to 2010. Interest expense on the non-recourse project-finance debt related to Fasttrax was approximately $3 million higher in 2011 compared to 2010. Partly offsetting this increase is the reduction in expense associated with favorable terms of our new Credit Agreement. Higher interest income of $1 million in 2011 also reduced net interest expense compared to 2010. Net interest expense was $17 million in 2010 compared to $1 million in 2009. The additional expense in 2010 primarily resulted from increased commitment fees paid under the terms of our prior credit agreement, increased rates associated with outstanding performance-related and financial-related issued letters of credit, and fees paid to our former parent for guarantees provided to us for various financial commitments. Additionally, interest expense recognized in 2010 on non-recourse project-finance debt was $7 million higher due to the consolidation of Fasttrax Limited effective January 1, 2010.

We had foreign currency gains of $3 million in 2011 and foreign currency losses of $4 million in 2010. Foreign currency gains in 2011 were primarily due to the weakening U.S. Dollar against most major currencies. Foreign currency losses in 2010 were primarily due to the weakening Euro and from currencies with no hedge market such as the Algerian Dinar. Some of these positions were not fully hedged.

The effective tax rate on pretax earnings was 5.6%, 32.6%, and 31.5% for the years ended December 31, 2011, 2010, and 2009, respectively. Our U.S. statutory tax rate for all years was 35%. Excluding discrete items, our effective tax rate was approximately 29.3% for the year ended December 31, 2011. The effective tax rate for 2011, excluding discrete items, was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In 2011, we recognized discrete tax benefits including a $69 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as $32 million in tax benefits related to the reduction of deferred tax liabilities associated with the pending liquidation of an unconsolidated joint venture in Australia resulting in a net effective tax rate of approximately 5.6%. In September 2011, an arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million which will be deductible for tax purposes, and for which we are indemnified by our former parent, Halliburton. The indemnification payment from Halliburton to KBR will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable income. Consequently, the arbitration ruling resulted in a tax benefit during 2011. In addition, we recognized other discrete tax benefits in 2011 totaling approximately $34 million primarily from favorable return to accrual adjustments, I.R.S. audit adjustments and the execution of tax planning strategies.

The effective tax rate for the year ended December 31, 2010 was lower than our statutory rate primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the true-up of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during 2010. The effective tax rate for 2009 was lower than our statutory rate primarily due to favorable rate differentials on foreign earnings compared to the U.S. tax rate, the favorable final determination of previously estimated 2008 domestic and foreign taxable income made in connection with the preparation and filing of our 2008 consolidated tax returns and the benefit associated with income on unincorporated joint ventures.

Net income attributable to noncontrolling interests was $60 million, $68 million and $74 million in 2011, 2010 and 2009, respectively. The decrease in 2011 compared to 2010 resulted from lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary in 2011. These declines were partially offset by higher earnings on certain LNG and GTL projects executed by consolidated joint ventures.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded to us. We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. In many instances, arrangements included in backlog are complex, nonrepetitive in nature, and may fluctuate depending on estimated revenue and contract duration. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include our management fee revenue of each project in backlog. For certain long-term service contracts with a defined contract term, such as those associated with privately financed projects, the amount included in backlog is limited to five years.

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $1.7 billion at December 31, 2011 and at December 31, 2010. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $3.2 billion at December 31, 2011 and $4.2 billion at December 31, 2010. All backlog is attributable to firm orders as of December 31, 2011 and 2010. Backlog attributable to unfunded government orders was $395 million at December 31, 2011 and $137 million as of December 31, 2010.

Backlog

	December 31,
(in millions)	2011	2010
Hydrocarbons:
Gas Monetization	$3,880	$5,509
Oil & Gas	289	325
Downstream	546	525
Technology	258	201

Total Hydrocarbons backlog	$4,973	$6,560

Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	899	1,043
International Government, Defence and Support Services	1,086	1,223
Infrastructure and Minerals	502	446
Power and Industrial	777	177

Total IGP backlog	$3,264	$2,889

Services	1,766	1,771
Ventures	928	821

Total backlog for continuing operations	$10,931	$12,041

We estimate that as of December 31, 2011, 59% of our backlog will be executed within one year. As of December 31, 2011, 25% of our backlog was attributable to fixed-price contracts and 75% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog declined approximately $1.6 billion primarily due to work performed in our Gas Monetization business unit on the Escravos GTL, Skikda LNG, Pearl GTL and other projects partially offset by an increase in estimated reimbursable project costs on the Gorgon LNG project in Australia.

IGP Backlog increased by $375 million as a result of recent awards in our P&I business unit of a fixed-price waste-to-energy plant expansion project and a reimbursable contract for an integrated gasification combined cycle plant construction project as well as other new awards in our I&M and IGDSS business units. These increases in new awards were partially offset by work performed on existing projects and other adjustments in the NAGL and IGDSS business units.

Services backlog remained essentially unchanged as work performed in the Building Group was offset by new awards and other adjustments in the U.S., Canada and Industrial Services product lines.

Liquidity and Capital Resources

Our operating cash flow can vary significantly from year to year and are affected by the mix, terms and percentage of completion of our engineering and construction projects. We often receive cash through advanced billings to our customers on our larger engineering and construction projects and those of our consolidated joint ventures. Joint venture cash balances are limited to joint venture activities and are not available for general cash needs, use on other projects or distributions to us without proper approval by the respective joint venture. As client cash advances are used in the execution of a project, they are recovered through regular or milestone billings to the customer. To the extent our net investment in the operating assets of a project is greater than available project cash, we may utilize other cash on hand, or availability under our Credit Agreement, to satisfy any periodic operating cash requirements.

Engineering and construction projects generally require us to provide credit support to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises letters of credit will be issued under our Credit Agreement or arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our existing Credit Agreement and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next twelve months.

Cash and equivalents totaled $966 million at December 31, 2011 and $786 million at December 31, 2010, which included $244 million and $145 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes.

As of December 31, 2011, we had restricted cash of $5 million primarily related to the amounts held on deposit with certain banks to collateralize standby letters of credit as well as amounts held on deposit with certain banks to establish foreign operations. Of this, $3 million is included in “Other current assets” and $2 million is included in “Other assets” in the accompanying consolidated financial statements.

Our excess cash is generally invested in either time deposits with commercial banks with an Individual Rating of B or better by Fitch or money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA by Standard & Poor’s or Aaa by Moody’s Investors Service, respectively. As of December 31, 2011, substantially all of our excess cash was held in time deposits with commercial banks with the primary objectives of preserving capital and maintaining liquidity.

We generally do not provide for U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of December 31, 2011, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $349 million.

Cash flow activities summary

	$000,000	$000,000	$000,000
	Years Ended December 31,
Millions of dollars	2011	2010	2009
Cash flows provided by (used in) operating activities	$650	$549	$(36)
Cash flows used in investing activities	(88)	(397)	(9)
Cash flows used in financing activities	(377)	(336)	(166)
Effect of exchange rate changes on cash	(5)	7	7

Increase (decrease) in cash and equivalents	180	(177)	(204)
Cash increase due to consolidation of a variable interest entity	—	22	—

Net increase (decrease) in cash and equivalents	$180	$(155)	$(204)

Operating activities. Cash provided by operations totaled $650 million in 2011, driven primarily by strong earnings and collections of advances and distributions from unconsolidated affiliates of $196 million. Cash remitted for income taxes, net of refunds, was approximately $201 million during 2011. In addition, we contributed approximately $74 million to our pension plans during 2011, including a one-time contribution of approximately $40 million which had been previously agreed with the trustees of our international U.K. plans. Cash held by consolidated joint ventures increased by approximately $99 million.

Cash provided by operating activities during 2010 was primarily driven by strong overall earnings, cash cycle improvements, and active management of working capital to support project execution activities. Cash provided by operations totaled $549 million and included approximately $93 million representing distributions of earnings from our unconsolidated joint ventures and $116 million represented advances from our clients. Cash held by consolidated joint ventures decreased by approximately $91 million.

Investing activities. Cash used in investing activities in 2011 totaled $88 million which was primarily due to capital expenditures of $83 million largely related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease extension of our corporate headquarters and received proceeds of $6 million from the sale of an investment.

Cash used in investing activities for 2010 totaled $397 million and related to the net cash paid of approximately $299 million for the acquisition of R&S and Energo Engineering. Capital expenditures were $66 million in 2010. During 2010, we paid $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. We also made investments totaling $12 million in several equity method joint ventures. Cash used in investing activities for 2009 totaled $9 million which consisted primarily of capital expenditures, net of sales proceeds from the sale of an investment in a joint venture.

Financing activities. Cash used in financing activities for the year ended December 31, 2011 totaled $377 million and included $178 million of payments to acquire the noncontrolling interest in MWKL, $118 million of payments to repurchase approximately 4 million shares of our common stock, $63 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, $30 million related to dividend payments to our shareholders, and $15 million of payments on debt related to the Fasttrax VIE as well as the payment of financed computer software purchased in 2010. These payments were partially offset by a return of cash of approximately $17 million used to collateralize standby letters of credit.

Cash used in financing activities for the year ended December 31, 2010 totaled $336 million and included $233 million of payments to repurchase approximately 10 million shares of our common stock, $91 million related to distributions to noncontrolling interests of several of our consolidated joint ventures, and $32 million related to dividend payments to shareholders. These payments were partially offset by return of cash used to collateralize standby letters of credit of approximately $28 million.

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

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and advances from our Credit Agreement.

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

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement) with a syndicate of international banks, replacing the three-year unsecured revolving credit agreement, dated November 3, 2009 (the “Prior Credit Agreement”) which terminated upon closing of the Credit Agreement. The Credit Agreement expires in December 2016 and can be used for working capital and the issuance of letters of credit for general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate being equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit upon issuance. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of December 31, 2011, there were $245 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants similar to the Prior Credit Agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011, and 100% of any increase in shareholders’ equity attributable to the sale of equity interests.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted in incurring indebtedness, however, they are permitted to incur indebtedness as it relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 4 to our consolidated financial statements). At December 31, 2011, the remaining availability under the Distribution Cap was approximately $732 million.

Currently, we do not believe we have any significant exposure to the ongoing European debt crisis through our banking relationships. Although we maintain banking relationships with several U.K. and continental European banks, very few banks are located in the more economically distressed nations within the European Union, such as Greece, Ireland, Italy, Portugal or Spain.

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract in 2001 with the U.K. MoD to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner including £12.2 million which was replaced when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2012 through 2016 totals £6 million in each year and £33 million thereafter. In accordance with FASB ASC 810 our consolidated financial statements for 2011 include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. For additional information see Note 15 of our consolidated financial statements.

Off balance sheet arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $1.8 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2011, and we had utilized $635 million of our credit capacity. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance. The letters of credit outstanding included $245 million issued under our Credit Agreement and $390 million issued under uncommitted bank lines at December 31, 2011. Of the total letters of credit outstanding, $185 million relate to our joint venture operations and $14 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2011:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Payments Due
Millions of dollars	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	76	70	64	61	57	470	798
Purchase obligations(a)	28	21	10	1	—	—	60
Pension funding obligation (b)	30	21	20	20	19	122	232

Total (c)	$134	$112	$94	$82	$76	$592	$1,090

(a)	The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers. The purchase obligations with our vendors can span several years depending on the duration of the projects. In general, the costs associated with those purchase obligations are expensed to correspond with the revenue earned on the related projects.
(b)	The pension obligations are comprised of payments related to our agreement with the trustees of our international plan. The agreement calls for minimum contributions of £15.5 million in 2012; £13.3 million in 2013; £12.5 million in 2014-2019; £10.6 million in 2020 and £10 million in 2021-2023. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2011.
(c)	Not included in the total are uncertain tax positions recorded pursuant to FASB ASC 740 – Income Taxes which totaled $120 million, excluding $20 million in interest and penalties as of December 31, 2011. The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above. Refer to Note 11 in our consolidated financial statements.

The table above does not include our consolidated non-recourse project-finance debt held by Fasttrax Limited of $98 million. See Note 15 for additional information.

Other obligations. We had commitments to provide funds to our privately financed projects of $17 million as of December 31, 2011 primarily related to future equity funding on our Allenby and Connaught project. Our commitments to fund our privately financed projects are supported by letters of credit as described above. At December 31, 2011, all $17 million will become due within one year.

Other factors affecting liquidity

Government claims. Included in receivables in our balance sheets are unapproved claims for costs incurred under various government contracts totaling $161 million at December 31, 2011 of which $110 million is included in “Account receivable” and $51 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $110 million of unapproved claims included in “accounts receivable” results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed in “U.S. Government Matters.” We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $51 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at December 31, 2011 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects, totaling $11 million at December 31, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

Historically, all transactions between Halliburton and KBR were recorded as an intercompany payable or receivable. In 2005, Halliburton contributed $300 million of the intercompany balance to KBR equity in the form of a capital contribution. The remaining portion of the intercompany balance owed to Halliburton was converted to Subordinated Intercompany Notes in the amount of $774 million. In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements, tax sharing agreement, and made payment in full on the $774 million notes payable.

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

As of December 31, 2011, “Due to former parent, net” was approximately $53 million and was comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at December 31, 2011 and relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. The remaining balance of $8 million included in “Due to former parent, net” as of December 31, 2011 is associated with various other amounts payable to Halliburton arising under the other separation agreements.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for significantly greater amounts that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our internal assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement.

Included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us during the fourth quarter of 2011 that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $18 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims. The timing of ultimate resolution of these matters will depend in part on future discussion with Halliburton, which if not fruitful, could lead to arbitration under the terms of the separation agreements.

Halliburton indemnities. Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria. Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project. As of December 31, 2011, we have recorded an indemnification receivable due from Halliburton of approximately $197 million associated with our estimated liability in the Barracuda-Caratinga matter which is included in “Other current assets” in the accompanying financial statements. See Note 10 to our consolidated financial statements for further discussion.

Financial Instruments Market Risk

We invest excess cash and equivalents in short-term securities, primarily time deposits, which carry a fixed rate of return for a given tenor. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We have foreign currency exchange rate risk resulting from our international operations. We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods and services from market fluctuations in currency rates. We do not use derivative instruments for speculative trading purposes. We generally utilize currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business. As of December 31, 2011, we had forward foreign exchange contracts of up to 46 months in duration to exchange major world currencies. The total gross notional amount of these contracts at December 31, 2011, 2010 and 2009 was $352 million, $403 million, and $406 million, respectively. These contracts had fair values of $5 million, $6 million and $3 million at December 31, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

Information related to new accounting standards is described in Note 18 to the consolidated financial statements.

U.S. Government Matters

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. The fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work were definitized and award fees were granted, we adjusted our estimate of award fees to the actual amounts earned. We used 72% as our accrual rate through the third quarter of 2009.

On February 19, 2010, KBR was notified by the Award Fee Determining Official (“AFDO”) that a determination had been made regarding the Company’s performance for the period January 2008 to April 2008 in Iraq. The notice stated that based on information received from various DoD individuals and organizations after the date of the evaluation board held in June 2008, the AFDO made a unilateral decision to grant no award fees for the period of performance from January 2008 to April 2008. As a result of the AFDO’s adverse determination we reversed award fees that had previously been estimated as earned and recognized as revenue resulting in a net decrease of $65 million in 2009. Commencing in the fourth quarter of 2009, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter due to the inability to reliably estimate the amount of fees to be awarded. We have filed an appeal to the ACO related to the decision to grant no award fees for the period of performance from January 2008 to April 2008.

In 2010, we received award fees of $94 million for the period of performance from May 2008 through May 2010 for task orders in Iraq and Afghanistan which we recorded as an increase to revenue.

In 2011, we were awarded and recognized revenue of $41 million for award fees for the periods of performance from March 2010 through February 2011 on task orders in Iraq. No award fee pools are available for periods of performance subsequent to February 2011.

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

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At December 31, 2011, open Form 1’s from the DCAA recommending suspension of payments totaling approximately $361 million associated with our contract costs incurred in prior years, of which approximately $150 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $70 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $87 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

KBR excludes from billings to the U.S. Government costs that are potentially unallowable, expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced at the time we identify and estimate potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR and CAS, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to approximately $45 million as of December 31, 2011 out of the Form 1’s issued to date of $103 million.

The Army indicated that they believe our LogCAP III contract prohibits us and our subcontractors from billing costs of privately armed security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit us or any of our subcontractors from using private security services to provide force protection to KBR or subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Further, we have not paid our subcontractors any additional compensation for security services. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by us or our subcontractors, even if they incurred costs for private force protection services. Therefore, we do not agree with the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs.

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the DOJ as discussed further below. The ASBCA has denied the Army’s latest request to stay the proceedings which are pending a ruling on KBR’s motion for summary judgment. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of December 31, 2011, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1’s and recover the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of December 31, 2011, we have outstanding Form 1’s from the DCAA disapproving $130 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $69 million withheld from us by the customer. The U.S. COFC proceedings were held in the fourth quarter of 2011 and we expect a decision in the second quarter of 2012. With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2011, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. We are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of December 31, 2011, we had withheld $31 million in payments from our subcontractors pending the resolution of these matters with our customer.

In 2009, one of our subcontractors, Tamimi, filed for arbitration to recover approximately $35 million for payments we withheld from them pending the resolution of the Form 1’s with our customer. The arbitration was held under the rules of the London Court of International Arbitration in London, England. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest thereon and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. As noted above, we have claims pending in the U.S. COFC or ASBCA to recover withholds by our customer related to these amounts from the U.S. government and we believe it is probable that we will recover such amounts.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. We have evaluated the DOJ’s counterclaim and believe it to be without merit. Trial in the U.S. COFC took place during the fourth quarter of 2011 and post-trial briefs by KBR and the DoJ were filed. We expect a ruling from the court in the second quarter of 2012.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our December 31, 2011 and 2010 accompanying balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain personnel replacement costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances. We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We believe the risk of loss associated with the disallowance of these costs is remote. As of December 31, 2011, we had not accrued any amounts related to this matter.

Construction services. From February 2009 through September 2010, we received eight Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed to be allowable and approximately $1 million unallowable. Settlement of the remaining disputed amounts is pending a final determination from the contracting officer. KBR intends to file a claim with either the U.S. COFC or ASBCA if the remaining amounts are not approved by the contracting officer. As of December 31, 2011, the U.S. Navy has withheld approximately $9 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of December 31, 2011, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter has not been scheduled. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31, 2011, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is being conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date arbitration hearings for four subcontracts have taken place in Washington, D.C. primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded approximately $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, net of maintenance, storage and security costs awarded to KBR. No payments are expected to occur until all claims are arbitrated and awards finalized. Arbitration hearings for the remaining subcontracts are expected to resume in September 2012. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc. TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. In February 2008, TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. In February 2008, TES filed a suit in the Federal Court in Virginia to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010, the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. In February 2010, we filed a notice of appeal with the Federal Fourth Circuit Court of Appeals in Richmond, Virginia and oral arguments took place in September 2011. In November 2011, the Court of Appeals upheld the lower court’s decision. As of December 31, 2011, we have recorded un-reimbursable expenses and a liability of $19 million for the full amount of the awarded damages, which was paid to TES in January 2012.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, Pennsylvania in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeals dismissed our appeal concluding it did not have jurisdiction. Discovery has been completed and we have re-filed our motions to dismiss which are scheduled to be heard on March 30, 2012. We are not able to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of December 31, 2011, no amounts have been accrued.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In March 2010, we filed a motion to strike an amended consolidated petition filed by the plaintiffs which was granted by the Court in September 2010. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of December 31, 2011, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various federal district courts against KBR by national guardsman and other military personnel alleging exposure to potentially hazardous chemicals at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases have been re-filed and consolidated into two cases with one pending in Houston, Texas and one pending in the District of Oregon. Collectively, the suit represents approximately 170 individual plaintiffs all of which are current and former national guardsmen who claim they were exposed to sodium dichromate while escorting KBR employees who were working at the water treatment plant and that the defendants knew or should have known that the potentially toxic substance existed and negligently failed to protect the guardsmen from exposure. The U.S. Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR’s commencement of work on the site. KBR notified the USACE within two days after discovering the sodium dichromate and took effective measures to remediate the site. KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims. KBR will also assert Political Question Doctrine and Government Contractor defenses. Additionally, U.S. Government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers. However, due to the inherent uncertainties of litigation and because the litigation is in the preliminary stages, we cannot accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter. Trials have been scheduled for September 2012 in Houston, Texas and October 2012 for the case in Oregon. As of December 31, 2011, no amounts have been accrued. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR. In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone. The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR’s appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs have sought a rehearing of the dismissal by the Fifth Circuit. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

DOJ False Claims Act complaint. In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms. The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security. We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under the LogCAP III contract. In June 2010, we filed motions to dismiss the complaint and in October 2010, the DOJ filed a motion for partial summary judgment to which we responded before discovery occurred. In August 2011, the motions of both parties were dismissed and the judge ordered the case to proceed with discovery with trial scheduled for late 2012. We continue to believe this complaint is without merit. We have not adjusted our revenues or accrued any amounts related to this matter.

Legal Proceedings

Foreign Corrupt Practices Act (“FCPA”) investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. KBR LLC pled guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian government officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the Master Separation Agreement (“MSA”), while we were obligated to pay $20 million. In addition, we settled a civil enforcement action by the SEC which called for Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which was payable by Halliburton pursuant to the indemnification under the MSA. As of December 31, 2010, all criminal and civil penalties to the DOJ and SEC were paid. We also agreed to a period of organizational probation, during which we retained a monitor who assessed our compliance with the plea agreement and evaluated our FCPA compliance program over a three year period that ended on February 17, 2012, with periodic reports to the DOJ and SEC during the three-year period. Pursuant to the plea agreement with the DOJ and the consent judgment with the SEC, the monitor has certified that KBR’s current anti-corruption compliance program is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws.

In addition to the DOJ and SEC investigations, the U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of M.W. Kellogg Limited (“MWKL”) regarding the Bonny Island project. During the investigation, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. At December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet which was paid during the first quarter of 2011. Due to the indemnity from Halliburton under the MSA, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet which was paid by Halliburton in the second quarter of 2011.

In addition, Halliburton settled corruption allegation claims asserted by the Federal Government of Nigeria in late 2010 against Halliburton, KBR, and TSKJ Nigeria Limited. The settlement provided a complete release to KBR and all of its affiliates and related companies in connection with any liability for matters related to the Bonny Island project in Nigeria.

With the settlement of the DOJ, SEC, SFO and Nigerian investigations, all known investigations in the Bonny Island project have been concluded. We are not aware of any other corruption allegations against us by governmental authorities in foreign jurisdictions.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing. Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us. Accordingly, we have ceased the receipt of services from and payment of fees to these agents. Fees for these agents are included in the total estimated cost for these projects at their completion. In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us. In 2009, we reduced project cost estimates by $21 million as a result of making such determinations. In September 2010, we executed a final settlement agreement with one of our agents in question after the agent was reviewed and approved under our policies on business conduct. Under the terms of the settlement agreement, the agent had, among other things, confirmed their understanding of and compliance with KBR’s policies on business conduct and represented that they have complied with anti-corruption laws as they relate to prior services provided to KBR. We negotiated final payment for fees to this agent on several projects in our Hydrocarbons segment resulting in an overall reduction of estimated project costs of approximately $60 million in 2010. We released the remaining agent fee accruals in 2011 on the Bonny Island project which resulted in an increase of $4 million to operating income.

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of December 31, 2011, we have recorded a liability of $197 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $197 million pursuant to the indemnification under the MSA which is included in “Other current assets” as of December 31, 2011. The arbitration award payable to Petrobras will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit during 2011 of $69 million. Halliburton has directed us to challenge the arbitration award as being defective or outside the jurisdiction of the arbitration panel. This challenge was filed in the United States District Court for the Southern District of New York on December 16, 2011. We will continue to be responsible for all ongoing legal costs associated with this matter. If the challenge to the arbitration award is successful and the award payable to Petrobras is either reduced or reversed in a future period, we would reverse the related tax benefit previously recognized as a charge to income as tax expense in that period. As of December 31, 2011, we do not believe there are any legal limitations on our ability to recover the full amount of the cash arbitration award and we intend to assert our rights under the indemnity agreement with Halliburton.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit and asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. Appellate briefs have been filed by both parties and oral arguments were heard by the Second Circuit Court on February 2, 2012. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling. We believe the possibility of the trial court reversing its own ruling to be remote as U.S. courts have a strong record of recognizing and enforcing international arbitration awards. However, an unfavorable ruling by the trial court could have a material adverse impact to our results of operations.

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

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of December 31, 2011. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEMEX was precluded. PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award ruled that the bonds were to be returned to KBR. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award. The decision was immediately appealed by the bonding company and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing direct amparos in the Mexican courts, and we filed a bond to cover interest accruing during the pendency of our amparo action. In the event our amparo is unsuccessful and the U.S. insurance company makes payment to the Mexican bonding company, we may be required to indemnify the U.S. insurance company. In this event, we will pursue other remedies including seeking relief in the U.S. District Court for the Southern District of New York or the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins (FAO), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium. The contracts had an initial value of approximately €113 million. Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays. The project was completed in October 2003. In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items. MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO. FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities some of which we believe is either barred by the language in the contract or has not been adequately supported. Although the court expert has issued several preliminary reports which support our claim receivable, a final report has yet to be issued that addresses the full value of KBR’s claims. We currently expect the court expert to release a final report in June 2012. We do not believe we face a risk of significant loss associated with the value of the claim receivable recorded on our balance sheets or FAO’s counterclaims. As of December 31, 2011, no amounts have been accrued related to the counterclaim.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

Information relating to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Instrument Market Risk” and Note 14 of our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7A.

Item 8. Financial Statements and Supplementary Data

The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities on a prospective basis as of January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 22, 2012

KBR, Inc.

Consolidated Statements of Income

(In millions, except for per share data)

	0000000	0000000	0000000
	Years ended December 31,
	2011	2010	2009
Revenue:
Services	$9,103	$9,962	$12,060
Equity in earnings of unconsolidated affiliates, net	158	137	45

Total revenue	9,261	10,099	12,105

Operating costs and expenses:
Cost of services	8,463	9,273	11,348
General and administrative	214	212	217
Impairment of long-lived assets	—	5	—
Impairment of goodwill	—	—	6
Gain on disposition of assets, net	(3)	—	(2)

Total operating costs and expenses	8,674	9,490	11,569

Operating income	587	609	536
Interest expense, net	(18)	(17)	(1)
Foreign currency gains (losses), net	3	(4)	—
Other non-operating expense	—	(2)	(3)

Income before income taxes and noncontrolling interests	572	586	532
Provision for income taxes	(32)	(191)	(168)

Net income	540	395	364
Net income attributable to noncontrolling interests	(60)	(68)	(74)

Net income attributable to KBR	$480	$327	$290

Net income attributable to KBR per share:
Basic	$3.18	$2.08	$1.80

Diluted	$3.16	$2.07	$1.79

Basic weighted average common shares outstanding	150	156	160

Diluted weighted average common shares outstanding	151	157	161

Cash dividends declared per share	$0.20	$0.15	$0.20

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Balance Sheets

(In millions except share data)

	0000000	0000000
	December 31,
	2011	2010
Assets
Current assets:
Cash and equivalents	$966	$786
Receivables:
Accounts receivable, net of allowance for bad debts of $24 and $27	1,227	1,455
Unbilled receivables on uncompleted contracts	435	428

Total receivables	1,662	1,883
Deferred income taxes	297	199
Other current assets	517	394

Total current assets	3,442	3,262
Property, plant, and equipment, net of accumulated depreciation of $364 and $334 (including $75 and $80, net, owned by a variable interest entity – see Note 15)	384	355
Goodwill	951	947
Intangible assets, net	113	127
Equity in and advances to related companies	190	219
Noncurrent deferred income taxes	128	103
Noncurrent unbilled receivables on uncompleted contracts	313	320
Other assets	152	84

Total assets	$5,673	$5,417

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$761	$921
Due to former parent, net	53	43
Obligation to former noncontrolling interest (Note 3)	1	172
Advance billings on uncompleted contracts	626	498
Reserve for estimated losses on uncompleted contracts	22	26
Employee compensation and benefits	226	200
Current non-recourse project-finance debt of a variable interest entity (Note 15)	10	9
Other current liabilities	585	470

Total current liabilities	2,284	2,339
Noncurrent employee compensation and benefits	470	397
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 15)	88	92
Noncurrent obligation to former noncontrolling interest (Note 3)	8	8
Other noncurrent liabilities	169	132
Noncurrent income tax payable	141	128
Noncurrent deferred tax liability	71	117

Total liabilities	3,231	3,213

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 172,367,045 and 171,448,067 shares issued, and 148,143,420 and 151,132,049 shares outstanding	—	—
Paid-in capital in excess of par	2,005	1,981
Accumulated other comprehensive loss	(548)	(438)
Retained earnings	1,607	1,157
Treasury stock, 24,223,625 shares and 20,316,018 shares, at cost	(569)	(454)

Total KBR shareholders’ equity	2,495	2,246
Noncontrolling interests	(53)	(42)

Total shareholders’ equity	2,442	2,204

Total liabilities and shareholders’ equity	$5,673	$5,417

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Years ended December 31,
	2011	2010	2009
Net income	540	395	364
Other comprehensive income (loss), net of tax benefit (provision):
Net cumulative translation adjustments	(19)	5	18
Pension liability adjustments, net of taxes of $(32), $4 and $(5)	(89)	24	(15)
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(4)	2	(3)
Reclassification adjustments to net income	2	(1)	1
Income tax benefit (provision) on derivatives	(1)	(1)	—

Comprehensive income	429	424	365
Less: Comprehensive income attributable to noncontrolling interests	(59)	(72)	(80)

Comprehensive income attributable to KBR	370	352	285

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)

	December 31,
	2011	2010	2009
Balance at January 1,	$2,204	$2,296	$2,034
Stock-based compensation	19	17	17
Common stock issued upon exercise of stock options	7	5	2
Post-closing adjustment related to acquisition of former NCI partner	(5)	—	—
Tax benefit increase (decrease) related to stock-based plans	3	—	(7)
Dividends declared to shareholders	(30)	(23)	(32)
Adjustments pursuant to tax sharing agreement with former parent	—	(8)	—
Repurchases of common stock	(118)	(233)	(31)
Issuance of ESPP shares	3	3	2
Distributions to noncontrolling interests	(63)	(108)	(66)
Investments from noncontrolling interests	—	17	12
Acquisition of noncontrolling interests	—	(181)	—
Consolidation of Fasttrax Limited	—	(4)	—
Other noncontrolling interests activity	(7)	(1)	—
Comprehensive income	429	424	365

Balance at December 31,	$2,442	$2,204	$2,296

See accompanying notes to consolidated financial statements.

KBR, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$540	$395	$364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71	62	55
Equity in earnings of unconsolidated affiliates	(158)	(137)	(45)
Deferred income taxes	(173)	14	65
Impairment of long-lived assets	—	5	—
Impairment of goodwill	—	—	6
Other	14	30	14
Changes in operating assets and liabilities:
Receivables	252	(182)	107
Unbilled receivables on uncompleted contracts	(26)	223	156
Accounts payable	(110)	(177)	(355)
Advance billings on uncompleted contracts	68	116	(98)
Accrued employee compensation and benefits	31	9	(129)
Reserve for loss on uncompleted contracts	(4)	(13)	(37)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	14	(16)	(18)
Distributions of earnings from unconsolidated affiliates	182	93	54
Other assets	(28)	33	(247)
Other liabilities	(23)	94	72

Total cash flows provided by (used in) operating activities	650	549	(36)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(299)	—
Capital expenditures	(83)	(66)	(41)
Investment in equity method joint ventures	(11)	(12)	—
Investment in licensing arrangement	—	(20)	—
Proceeds from sale of investments	6	—	32

Total cash flows used in investing activities	(88)	(397)	(9)

Cash flows from financing activities:
Acquisition of noncontrolling interest	(178)	—	—
Payments to reacquire common stock	(118)	(233)	(31)
Distributions to noncontrolling interests, net	(63)	(91)	(54)
Payments of dividends to shareholders	(30)	(32)	(32)
Net proceeds from issuance of stock	7	5	2
Excess tax benefits from stock-based compensation	3	—	(7)
Payments on short-term and long-term borrowings	(15)	(13)	—
Return (funding) of cash collateral on letters of credit, net	17	28	(44)

Total cash flows used in financing activities	(377)	(336)	(166)

Effect of exchange rate changes on cash	(5)	7	7

Increase (decrease) in cash and equivalents	180	(177)	(204)
Cash increase due to consolidation of a variable interest entity	—	22	—
Cash and equivalents at beginning of period	786	941	1,145

Cash and equivalents at end of period	$966	$786	$941

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$16	$7
Cash paid for income taxes (net of refunds)	$201	$64	$166
Noncash operating activities
Other assets (Note 10)	$185	$130	$417
Other liabilities (Note 10)	$(185)	$(130)	$(417)
Noncash investing activities
Purchase of computer software	$—	$(19)	$—
Noncash financing activities
Obligation to former noncontrolling interest (Note 3)	$—	$180	$—

See accompanying notes to consolidated financial statements.

KBR, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006. KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, hydrocarbons, government services, minerals, civil infrastructure, power, industrial and commercial markets. Headquartered in Houston, Texas, we offer a wide range of services through our Hydrocarbons, Infrastructure, Government and Power (“IGP”), Services and Other business segments. See Note 5 for additional financial information about our business segments.

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

Certain prior year amounts have been reclassified to conform to current year presentation on the consolidated balance sheets and the consolidated statements of cash flows.

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

Our revenue includes both equity in the earnings of unconsolidated affiliates and revenue from sales of services to joint ventures. We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents equity in the earnings from joint ventures, impairments of equity investments in joint ventures, if any, and revenue from services provided to joint ventures.

Accounting for government contracts

Most of the services provided to the United States government are governed by cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work), fixed fees and award fees (a variable profit percentage applied to definitized costs, which is subject to our customer’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance and business management).

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

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation guidelines for revenue arrangements with multiple deliverables in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605—Revenue Recognition. For service-only contracts and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

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

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $244 million at December 31, 2011 and $145 million at December 31, 2010. We expect to use the cash on these projects to pay project costs.

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

	00000000	00000000
	December 31,
Millions of dollars	2011	2010
Current restricted cash	$3	$11
Non-current restricted cash	2	10

Total restricted cash	$5	$21

Allowance for bad debts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.

Goodwill and other intangibles

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with FASB ASC 350 Intangibles – Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1. Our operations are grouped into four segments: Hydrocarbons; Infrastructure, Government & Power; Services; and Other. Within those segments we operate 10 business units which are also our operating segments as defined by FASB ASC 280 – Segment Reporting and our reporting units as defined by FASB ASC 350. In accordance with FASB ASC 350, we conduct our goodwill impairment testing at the reporting unit level which consists of our 10 business units. The reporting units include Gas Monetization, Oil & Gas, Downstream, Technology, North American Government & Logistics, International Government, Defense and Support Services, Power & Industrial, Infrastructure & Minerals, Services, and Ventures business units, as well as the Allstates staffing business.

Our annual impairment test for goodwill at October 1, 2011 was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each business unit to its carrying value, including goodwill. If the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a business unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary.

Consistent with prior years, the fair values of business units in 2011 were determined using a combination of two methods, one based on market earnings multiples of peer companies identified for each business unit (the market approach), and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a four year period plus a terminal value period (the income approach).

The market approach estimates fair value by applying earnings and revenue market multiples to a business unit’s operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of each of our reporting units. The income approach estimates fair value by discounting each business unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each business unit. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of business unit fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so.

At October 1, 2011, our market capitalization exceeded the carrying value of our consolidated net assets by $1.6 billion and the fair value of all our individual reporting units significantly exceeded their respective carrying amounts as of that date. However, the fair value for the P&I, I&M, Services and Allstates reporting units exceeded their carrying values based on projected growth rates and other market inputs to our impairment test models that are more sensitive to the risk of future variances due to competitive market conditions as well as business unit execution risks.

We review our projected growth rates, other market inputs used in our impairment test models, changes in our business and other factors that could represent indicators of impairment. In 2012, we intend to report the Infrastructure and Minerals business units separately and have concluded that each will be considered a separate reporting unit for goodwill impairment testing purposes. Subsequent to our October 1, 2011 annual impairment test, we reviewed the new Infrastructure and Minerals reporting units and no indication of impairment was identified.

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

Pensions

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with FASB ASC 715 – Compensation—Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

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

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed further in Note 17 in the accompanying financial statements.

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A current tax asset or liability is recognized for the estimated taxes refundable or payable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

Concentration of credit risk

We have revenues and receivables from transactions with individual external customers that amount to 10% or more of our revenues. A significant portion of our revenue from services is generated from transactions with the United States government, which was derived almost entirely from our IGP segment. Additionally, a considerable percentage of revenue from services is generated from transactions with the Chevron Corporation (“Chevron”), which was derived almost entirely from our Hydrocarbons segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. In addition, our receivables are generally not collateralized. The information in the following tables has summarized data related to our transactions with the U.S. government and Chevron.

Revenues from major customers:

	Years ended December 31,
Millions of dollars, except percentage amounts	2011	2010	2009
U.S. government revenue	$2,219	$3,277	$5,195
Chevron revenue	$2,047	$1,783	$1,375

Percentages of revenues and accounts receivable from major customers:

	Years ended December 31,
Millions of dollars, except percentage amounts	2011	2010	2009
U.S. government revenue percentage	24%	32%	43%
Chevron revenues percentage	22%	18%	11%
U.S. government receivables percentage	26%	33%	44%
Chevron receivables percentage	8%	11%	7%

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

Variable Interest Entities

The majority of our joint ventures are variable interest entities. We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810 – Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption on January 1, 2010. The adoption of FASB ASC 810 resulted in the consolidation of the Fasttrax Limited VIE which is discussed below under the caption “Fasttrax Limited Project.”

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

Stock-based compensation

We apply the fair value recognition provisions of FASB ASC 718-10 for share-based payments to account for and report equity-based compensation. FASB ASC 718-10 requires equity-based compensation expense to be measured based on the grant-date fair value of the award. For performance-based awards, compensation expense is measured based on the grant-

date fair value of the award and the fair value of that award is remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period or the vesting period are recognized as compensation cost on a straight line basis over that period. See Note 13 for detailed information on stock-based compensation and incentive plans.

Additional Balance Sheet Information

Included in “Other current assets” on our consolidated balance sheets are “Advances to subcontractors” and included in “Other current liabilities” on our consolidated balance sheets are “Retainage payables to subcontractors.” Our “Advances to subcontractors” and “Retainage payables to subcontractors” for the years ended December 31, 2011 and 2010 is presented below:

	December 31,
Millions of dollars	2011	2010
Advances to subcontractors	$167	$181
Retainage payables to subcontractors	$202	$226

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

	Years ended December 31,
Millions of Shares	2011	2010	2009
Basic weighted average common shares outstanding	150	156	160
Stock options and restricted shares	1	1	1

Diluted weighted average common shares outstanding	151	157	161

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $2 million, or $0.02 per share, for the fiscal year 2011 and approximately $2 million, or $0.01 per share, for fiscal years 2010 and 2009. The diluted earnings per share calculation did not include 0.5 million, 1.1 million, and 2.0 million antidilutive weighted average shares for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of December 31, 2011, the remaining escrowed holdback was $27 million and primarily related to security for indemnification obligations. R&S and its acquired divisions have been integrated into the IGP segment.

The acquisition generated goodwill of approximately $250 million none of which is expected to be deductible for income tax purposes. Goodwill was recognized primarily as a result of acquiring an assembled workforce, expertise and capabilities in the material handling and processing systems market, cost saving opportunities and other synergies. During 2011, we recorded an increase to goodwill of approximately $4 million primarily associated with additional purchase consideration payable to the seller based upon our estimates of post-closing working capital adjustments and final valuation of acquired intangible assets.

Of the total purchase price, $56 million has been allocated to customer relationships, trade names and other intangibles. Customer relationships represent existing contracts and the underlying customer relationships and backlog and will be amortized on a straight-line basis over the period in which the economic benefits are expected to be realized. Tradename intangibles include the Roberts & Schaefer’s and Soros brands and will be amortized on a straight-lined basis over an estimated useful life of 8-10 years.

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

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a direct charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of December 31, 2011, we have liability of approximately $8 million classified on our balance sheet as “Noncurrent Obligation to former noncontrolling interest” and $1 million classified on our balance sheet as “Obligation to former noncontrolling interest” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our consolidated income statement for year ended December 31, 2011.

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

When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

	Years ended December 31,
Millions of dollars	2011	2010
Probable unapproved claims	$31	$19
Probable unapproved change orders	6	10
Probable unapproved change orders related to unconsolidated subsidiaries	—	3

As of December 31, 2011, the probable unapproved claims related to several projects. See Note 9 for a discussion of U.S. government contract claims, which are not included in the table above.

Included in the table above are contracts with probable unapproved claims that will likely not be settled within one year totaling $19 million for both years ending December 31, 2011 and 2010, which are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” on the consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” on the consolidated balance sheets.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $11 million at December 31, 2011 and $20 million at December 31, 2010 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

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

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit and asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. Appellate briefs have been filed by both parties and oral arguments were heard by the

Second Circuit Court on February 2, 2012. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling. We believe the possibility of the trial court reversing its own ruling to be remote as U.S. courts have a strong record of recognizing and enforcing international arbitration awards. However, an unfavorable ruling by the trial court could have a material adverse impact to our results of operations.

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

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of December 31, 2011. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEMEX was precluded. PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award ruled that the bonds were to be returned to KBR. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award. The decision was immediately appealed by the bonding company and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing direct amparos in the Mexican courts, and we filed a bond to cover interest accruing during the pendency of our amparo action. In the event our amparo is unsuccessful and the U.S. insurance company makes payment to the Mexican bonding company, we may be required to indemnify the U.S. insurance company. In this event, we will pursue other remedies including seeking relief in the U.S. District Court for the Southern District of New York or the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

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

Our Gas Monetization business unit designs and constructs facilities that enable our customers to monetize their natural gas resources. We design and build LNG and gas-to-liquids (“GTL”) facilities that allow for the economical development and transportation of resources from locations across the globe. Additionally, we make significant contributions in gas processing development, equipment design and innovative construction methods. Our Oil & Gas business unit delivers onshore and offshore oil and natural gas production facilities which include platforms, floating production and subsea facilities, and pipelines. We also provide specialty consulting services which include field development studies and planning, structural integrity management, and proprietary designs for ship and semi-submersible hulls. Our Downstream business unit provides a complete range of engineering, procurement, construction and construction services (“EPC-CS”) services, as well as program and project management, consulting, front-end engineering and design (“FEED”) for refineries, petrochemical and other plants. Our Technology business unit provides expertise related to differentiated process technologies for the coal monetization, petrochemical, refining and syngas markets.

Infrastructure, Government & Power. Our IGP business segment serves the Infrastructure, Government & Power industries delivering effective solutions to defense and governmental agencies worldwide, providing base operations, facilities management, border security, engineering, procurement and construction (“EPC”) services, and logistics support. We also provide project management, construction management, design and support services for an array of complex infrastructure initiatives including aviation, road, rail, maritime, water, waste water, building, and pipeline projects. For the industrial manufacturing sector, we provide a full range of EPC services to a variety of heavy industrial and advanced manufacturing markets, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, we use our full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities. The IGP business segment includes the North American Government and Logistics (“NAGL”, formerly North American Government and Defense), International Government, Defence and Support Services (“IGDSS”, formerly International Government and Defence), Infrastructure and Minerals (“I&M”), and the Power and Industrial (“P&I”) business units. In 2012, we intend to report the Infrastructure and Minerals business units separately. Our R&S acquired business will be included in the new Minerals business unit.

Services. Our Services segment delivers full-scope construction, construction management, fabrication, operations/ maintenance, commissioning/startup and turnaround expertise to customers worldwide to a broad variety of markets including oil and gas, petrochemicals and hydrocarbon processing, power, alternate energy, pulp and paper, industrial and manufacturing, and consumer product industries. Specifically, Services is organized around four major product lines; U.S. Construction, Industrial Services, Building Group and Canada. Our U.S. Construction product line delivers direct hire construction, construction management for construction only projects to a variety of markets and works closely with the Hydrocarbons group and Power and Industrial business unit to provide construction execution support on all domestic EPC projects. Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This group works with all of our other operating units to identify potential for pull through opportunities and to identify upcoming EPC projects at one of the 80 plus locations where we have embedded KBR personnel. Our Building Group product line provides general commercial contractor services to education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology, and mixed-use building clients. Our Canada product line is a diversified construction and fabrication operation providing direct hire construction, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining and industrial markets.

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

Our reportable segments follow the same accounting policies as those described in Note 1 (Significant Accounting Policies). Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue and operating income of the applicable segment.

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

Labor cost absorption in the following table represents income or expense generated by our central service labor and resource groups for amounts charged to the operating segments. Additionally, in the following table depreciation and amortization associated with corporate assets is allocated to our operating segments for determining operating income or loss.

The tables below present information on our reportable segments.

Operations by Reportable Segment

	Years ended December 31,
Millions of dollars	2011	2010	2009
Revenue:
Hydrocarbons	$4,258	$3,969	$3,906
Infrastructure, Government and Power	3,328	4,299	6,288
Services	1,590	1,755	1,863
Other	85	76	48

Total revenue	$9,261	$10,099	$12,105

Segment operating income:
Hydrocarbons	$408	$400	$464
Infrastructure, Government and Power	266	272	188
Services	58	102	96
Other	51	35	16

Segment operating income	783	809	764
Unallocated amounts:
Labor cost absorption income (expense)	18	12	(11)
Corporate general and administrative expense	(214)	(212)	(217)

Total operating income	$587	$609	$536

Capital Expenditures:
Hydrocarbons	$—	$1	$2
Infrastructure, Government and Power	3	8	9
Services	3	2	4
Other	77	55	26

Total	$83	$66	$41

Equity in earnings (losses) of unconsolidated affiliates, net:
Hydrocarbons	$32	$40	$(30)
Infrastructure, Government and Power	67	40	27
Services	26	33	28
Other	33	24	20

Total	$158	$137	$45

Depreciation and amortization:
Hydrocarbons	$2	$3	$3
Infrastructure, Government and Power	14	6	5
Services	9	12	19
Other	46	41	28

Total	$71	$62	$55

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

Balance Sheet Information by Reportable Segment

	December 31,
Millions of dollars	2011	2010
Total assets:
Hydrocarbons	$2,836	$2,136
Infrastructure, Government and Power	2,827	2,836
Services	604	590
Other	(594)	(145)

Total assets	$5,673	$5,417

Goodwill:
Hydrocarbons	$249	$249
Infrastructure, Government and Power	403	399
Services	287	287
Other	12	12

Total	$951	$947

Equity in/advances to related companies:
Hydrocarbons	$9	$49
Infrastructure, Government and Power	(51)	(15)
Services	36	33
Other	196	152

Total	$190	$219

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

	Years ended December 31,
Millions of dollars	2011	2010	2009
Revenue:
United States	$1,994	$2,082	$2,550
Iraq	1,969	2,891	4,239
Africa	2,113	2,094	2,260
Other Middle East	707	995	1,224
Asia Pacific (includes Australia)	1,439	1,030	624
Europe	587	585	607
Other Countries	452	422	601

Total	$9,261	$10,099	$12,105

	December 31,
Millions of dollars	2011	2010
Long-Lived Assets (PP&E):
United States	$225	$178
United Kingdom	97	111
Other Countries	62	66

Total	$384	$355

Note 6. Goodwill and Intangible Assets

Goodwill

The table below summarizes our goodwill by segment.

	0000000	0000000	0000000	0000000	0000000
Millions of dollars	Hydrocarbons	IGP	Services	Other	Total
Balance at December 31, 2009	$243	$149	$287	$12	$691
Acquisition of R&S	—	250	—	—	250
Acquisition of Energo	6	—	—	—	6

Balance at December 31, 2010	249	399	287	12	947
Purchase price adjustment	—	4	—	—	4

Balance at December 31, 2011	$249	$403	$287	$12	$951

The increase in goodwill in 2011 of $4 million was related to a purchase price adjustment for R&S. The increase in goodwill in 2010 was a result of the acquisition of R&S in December 2010 and Energo in April 2010. See Note 3 for further discussion of these acquired entities.

In the third quarter of 2009, we recognized a goodwill impairment charge of approximately $6 million related to the AllStates staffing business unit in connection with our annual goodwill impairment test on September 30, 2009. The charge was primarily the result of a decline in the staffing market, the effect of the recession on the market, and our reduced forecasts of the sales, operating income and cash flows for this business unit that were identified through the course of our 2009 annual planning process.

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

	December 31,
Millions of dollars	2011	2010

Intangibles not subject to amortization	$11	$11
Intangibles subject to amortization	191	190

Total intangibles	202	201
Accumulated amortization of intangibles	(89)	(74)

Net intangibles	$113	$127

Intangibles subject to amortization are amortized over their estimated useful lives of up to 25 years. Our intangibles amortization expense for the years ended December 31, 2011, 2010 and 2009 is presented below:

Millions of dollars	Intangibles amortization expense
2009	$15
2010	$12
2011	$16

Our expected intangibles amortization expense in future periods is presented below:

Millions of dollars	Expected future intangibles amortization expense
2012	$15
2013	$14
2014	$12
2015	$11
2016	$10

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

Property, plant and equipment are composed of the following:

	Estimated Useful	December 31,
Millions of dollars	Lives in Years	2011	2010
Land	N/A	$31	$31
Buildings and property improvements	5-44	244	212
Equipment and other	3-20	473	446

Total		748	689
Less accumulated depreciation		(364)	(334)

Net property, plant and equipment		$384	$355

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

Note 8. Debt and Other Credit Facilities

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement) with a syndicate of international banks, replacing the three-year unsecured revolving credit agreement, dated November 3, 2009 (the “Prior Credit Agreement”) which terminated upon closing of the Credit Agreement. The Credit Agreement expires in December 2016 and can be used for working capital and the issuance of letters of credit for general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate being equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit upon issuance. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of December 31, 2011, there were $245 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants similar to the Prior Credit Agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011, and 100% of any increase in shareholders’ equity attributable to the sale of equity interests.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted in incurring indebtedness, however, they are permitted to incur indebtedness as it relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as further discussed in Note 4 to our consolidated financial statements). At December 31, 2011, the remaining availability under the Distribution Cap was approximately $732 million.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $1.8 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2011, and we had utilized $635 million of our credit capacity. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance. The letters of credit outstanding included $245 million issued under our Credit Agreement and $390 million issued under uncommitted bank lines at December 31, 2011. Of the total letters of credit outstanding, $185 million relate to our joint venture operations and $14 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract in 2001 with the U.K. Ministry of Defence (“MoD”) to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner including £12.2 million which was replaced when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principle and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited. See Note 15 for additional details on Fasttrax Limited non-recourse project finance debt of a VIE that is consolidated by KBR. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. The fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work were definitized and award fees were granted, we adjusted our estimate of award fees to the actual amounts earned. We used 72% as our accrual rate through the third quarter of 2009.

On February 19, 2010, KBR was notified by the AFDO that a determination had been made regarding the Company’s performance for the period January 2008 to April 2008 in Iraq. The notice stated that based on information received from various DoD individuals and organizations after the date of the evaluation board held in June 2008, the AFDO made a unilateral decision to grant no award fees for the period of performance from January 2008 to April 2008. As a result of the AFDO’s adverse determination we reversed award fees that had previously been estimated as earned and recognized as revenue resulting in a net decrease of $65 million in 2009. Commencing in the fourth quarter of 2009, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter due to the inability to reliably estimate the amount of fees to be awarded. We have filed an appeal to the ACO related to the decision to grant no award fees for the period of performance from January 2008 to April 2008.

In 2010, we received award fees of $94 million for the period of performance from May 2008 through May 2010 for task orders in Iraq and Afghanistan which we recorded as an increase to revenue.

In 2011, we were awarded and recognized revenue of $41 million for award fees for the periods of performance from March 2010 through February 2011 on task orders in Iraq. No award fee pools are available for periods of performance subsequent to February 2011.

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

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At December 31, 2011, open Form 1’s from the DCAA recommending suspension of payments totaling approximately $361 million associated with our contract costs incurred in prior years, of which approximately $150 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $70 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $87 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

KBR excludes from billings to the U.S. Government costs that are potentially unallowable, expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts per applicable regulations. Revenue recorded for government contract work is reduced at the time we identify and estimate potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR and CAS, quality of supporting documentation for costs incurred, and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to approximately $45 million as of December 31, 2011 out of the Form 1’s issued to date of $103 million.

The Army indicated that they believe our LogCAP III contract prohibits us and our subcontractors from billing costs of privately armed security. We believe that, while the LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit us or any of our subcontractors from using private security services to provide force protection to KBR or subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Further, we have not paid our subcontractors any additional compensation for security services. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by us or our subcontractors, even if they incurred costs for private force protection services. Therefore, we do not agree with the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs.

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the DOJ as discussed further below. The ASBCA has denied the Army’s latest request to stay the proceedings which are pending a ruling on KBR’s motion for summary judgment. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of December 31, 2011, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1’s and recover the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of December 31, 2011, we have outstanding Form 1’s from the DCAA disapproving $130 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $69 million withheld from us by the customer. The U.S. COFC proceedings were held in the fourth quarter of 2011 and we expect a decision in the second quarter of 2012. With respect to questions raised regarding billing in accordance with contract terms, as of December 31, 2011, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. We are unable to estimate an amount of possible loss or range of possible loss in excess of the amount accrued related to any costs billed to the customer that were not in accordance with the contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of December 31, 2011, we had withheld $31 million in payments from our subcontractors pending the resolution of these matters with our customer.

In 2009, one of our subcontractors, Tamimi, filed for arbitration to recover approximately $35 million for payments we withheld from them pending the resolution of the Form 1’s with our customer. The arbitration was held under the rules of the London Court of International Arbitration in London, England. In December 2010, the arbitration panel ruled that the subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest thereon and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. As noted above, we have claims pending in the U.S. COFC or ASBCA to recover withholds by our customer related to these amounts from the U.S. government and we believe it is probable that we will recover such amounts.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. We have evaluated the DOJ’s counterclaim and believe it to be without merit. Trial in the U.S. COFC took place during the fourth quarter of 2011 and post-trial briefs by KBR and the DoJ were filed. We expect a ruling from the court in the second quarter of 2012.

Transportation costs. In 2007, the DCAA, raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our December 31, 2011 and 2010 accompanying balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain personnel replacement costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances. We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We believe the risk of loss associated with the disallowance of these costs is remote. As of December 31, 2011, we had not accrued any amounts related to this matter.

Construction services. From February 2009 through September 2010, we received eight Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In April 2010, we met with the U.S. Navy in an attempt to settle the potentially unallowable costs. As a result of the meeting, approximately $7 million of the potentially unallowable costs was agreed to be allowable and approximately $1 million unallowable. Settlement of the remaining disputed amounts is pending a final determination from the contracting officer. KBR intends to file a claim with either the U.S. COFC or ASBCA if the remaining amounts are not approved by the contracting officer. As of December 31, 2011, the U.S. Navy has withheld approximately $9 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of December 31, 2011, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is nearing completion of the discovery process. Trial for this matter has not been scheduled. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31, 2011, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company, one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is being conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date arbitration hearings for four subcontracts have taken place in Washington, D.C. primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded approximately $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, net of maintenance, storage and security costs awarded to KBR. No payments are expected to occur until all claims are arbitrated and awards finalized. Arbitration hearings for the remaining subcontracts are expected to resume in September 2012. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Paul Morell, Inc. d/b/a The Event Source vs. KBR, Inc. TES is a former LogCAP III subcontractor who provided DFAC services at six sites in Iraq from mid-2003 to early 2004. In February 2008, TES sued KBR in Federal Court in Virginia for breach of contract and tortious interference with TES’s subcontractors by awarding subsequent DFAC contracts to the subcontractors. In addition, the Government withheld funds from KBR that KBR had submitted for reimbursement of TES invoices, and at that time, TES agreed that it was not entitled to payment until KBR was paid by the Government. Eventually KBR and the Government settled the dispute, and in turn KBR and TES agreed that TES would accept, as payment in full with a release of all other claims, the amount the Government paid to KBR for TES’s services. In February 2008, TES filed a suit in the Federal Court in Virginia to overturn that settlement and release, claiming that KBR misrepresented the facts. The trial was completed in June 2009 and in January 2010 the Federal Court issued an order against us in favor of TES in the amount of $15 million in actual damages and interest and $4 million in punitive damages relating to the settlement and release entered into by the parties in May 2005. In February 2010, we filed a notice of appeal with the Federal Fourth Circuit Court of Appeals in Richmond, Virginia and oral arguments took place in September 2011. In November 2011, the Court of Appeals upheld the lower court’s decision. As of December 31, 2011, we have recorded un-reimbursable expenses and a liability of $19 million for the full amount of the awarded damages, which was paid to TES in January 2012.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, Pennsylvania in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeals dismissed our appeal concluding it did not have jurisdiction. Discovery has been completed and we have re-filed our motions to dismiss which are scheduled to be heard on March 30, 2012. We are not able to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of December 31, 2011, no amounts have been accrued.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases have been removed to Federal Court, the majority of which have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In March 2010, we filed a motion to strike an amended consolidated petition filed by the plaintiffs which was granted by the Court in September 2010. The Court directed the parties to propose a plan for limited jurisdictional discovery. In December 2010, the Court stayed virtually all proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of December 31, 2011, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various federal district courts against KBR by national guardsman and other military personnel alleging exposure to potentially hazardous chemicals at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases have been re-filed and consolidated into two cases with one pending in Houston, Texas and one pending in the District of Oregon. Collectively, the suit represents approximately 170 individual plaintiffs all of which are current and former national guardsmen who claim they were exposed to sodium dichromate while escorting KBR employees who were working at the water treatment plant and that the defendants knew or should have known that the potentially toxic substance existed and negligently failed to protect the guardsmen from exposure. The U.S. Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR’s commencement of work on the site. KBR notified the USACE within two days after discovering the sodium dichromate and took effective measures to remediate the site. KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims. KBR will also assert Political Question Doctrine and Government Contractor defenses. Additionally, U.S. Government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers. However, due to the inherent uncertainties of litigation and because the litigation is in the preliminary stages, we cannot accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter. Trials have been scheduled for September 2012 in Houston,

Texas and October 2012 for the case in Oregon. As of December 31, 2011, no amounts have been accrued. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR. In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone. The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR’s appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs have sought a rehearing of the dismissal by the Fifth Circuit. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

DOJ False Claims Act complaint. In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms. The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security. We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under the LogCAP III contract. In June 2010, we filed motions to dismiss the complaint and in October 2010, the DOJ filed a motion for partial summary judgment to which we responded before discovery occurred. In August 2011, the motions of both parties were dismissed and the judge ordered the case to proceed with discovery with trial scheduled for late 2012. We continue to believe this complaint is without merit. We have not adjusted our revenues or accrued any amounts related to this matter.

Other Matters

Claims. Included in receivables in our consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $161 million at December 31, 2011 of which $110 million is included in “Accounts receivable” and $51 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $110 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $51 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at December 31, 2011 are considered to be probable of collection and have been previously recognized as revenue.

Note 10. Other Commitments and Contingencies

Foreign Corrupt Practices Act (“FCPA”) investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. KBR LLC pled guilty to one count of conspiring to violate the FCPA and four counts of violating the FCPA, all arising from the intent to bribe various Nigerian government officials through commissions paid to agents working on behalf of TSKJ on the Bonny Island project. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the Master Separation Agreement (“MSA”), while we were obligated to pay $20 million. In addition, we settled a civil enforcement action by the SEC which called for Halliburton and KBR, jointly and severally, to make payments totaling $177 million, all of which was payable by Halliburton pursuant to the indemnification under the MSA. As of December 31, 2010, all criminal and civil penalties to the DOJ and SEC were paid. We also agreed to a period of organizational probation, during which we retained a monitor who assessed our compliance with the plea agreement and evaluated our FCPA compliance program over a three year period that ended on February 17, 2012, with periodic reports to the DOJ and SEC during the three-year period. Pursuant to the plea agreement with the DOJ and the consent judgment with the SEC, the monitor has certified that KBR’s current anti-corruption compliance program is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws.

In addition to the DOJ and SEC investigations, the U.K. Serious Fraud Office (“SFO”) conducted an investigation of activities by current and former employees of M.W. Kellogg Limited (“MWKL”) regarding the Bonny Island project. During the investigation, MWKL self-reported to the SFO its corporate liability for corruption-related offenses arising out of the Bonny Island project and entered into a plea negotiation process under the “Attorney General’s Guidelines on Plea Discussions in Cases of Serious and Complex Fraud” issued by the Attorney General for England and Wales. In February 2011, MWKL reached a settlement with the SFO in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. At December 31, 2010, we recorded a liability to the SFO of $11 million included in “Other current liabilities” in our consolidated balance sheet which was paid during the first quarter of 2011. Due to the indemnity from Halliburton under the MSA, we recognized a receivable from Halliburton of approximately $6 million in “Due to former parent, net” in our consolidated balance sheet which was paid by Halliburton in the second quarter of 2011.

In addition, Halliburton settled corruption allegation claims asserted by the Federal Government of Nigeria in late 2010 against Halliburton, KBR, and TSKJ Nigeria Limited. The settlement provided a complete release to KBR and all of its affiliates and related companies in connection with any liability for matters related to the Bonny Island project in Nigeria.

With the settlement of the DOJ, SEC, SFO and Nigerian investigations, all known investigations in the Bonny Island project have been concluded. We are not aware of any other corruption allegations against us by governmental authorities in foreign jurisdictions.

Commercial Agent Fees

We have both before and after the separation from our former parent used commercial agents on some of our large-scale international projects to assist in understanding customer needs, local content requirements, vendor selection criteria and processes and in communicating information from us regarding our services and pricing. Prior to separation, it was identified by our former parent in performing its investigation of anti-corruption activities that certain of these agents may have engaged in activities that were in violation of anti-corruption laws at that time and the terms of their agent agreements with us. Accordingly, we have ceased the receipt of services from and payment of fees to these agents. Fees for these agents are included in the total estimated cost for these projects at their completion. In connection with actions taken by U.S. Government authorities, we have removed certain unpaid agent fees from the total estimated costs in the period that we obtained sufficient evidence to conclude such agents clearly violated the terms of their contracts with us. In 2009, we reduced project cost estimates by $21 million as a result of making such determinations. In September 2010, we executed a final settlement agreement with one of our agents in question after the agent was reviewed and approved under our policies on business conduct. Under the terms of the settlement agreement, the agent had, among other things, confirmed their understanding of and compliance with KBR’s policies on business conduct and represented that they have complied with anti-corruption laws as they relate to prior services provided to KBR. We negotiated final payment for fees to this agent on several projects in our Hydrocarbons segment resulting in an overall reduction of estimated project costs of approximately $60 million in 2010. We released the remaining agent fee accruals in 2011 on the Bonny Island project which resulted in an increase of $4 million to operating income.

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of December 31, 2011, we have recorded a liability of $197 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $197 million pursuant to the indemnification under the MSA which is included in “Other current assets” as of December 31, 2011. The arbitration award payable to Petrobras will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit during 2011 of $69 million. Halliburton has directed us to challenge the arbitration award as being defective or outside the jurisdiction of the arbitration panel. This challenge was filed in the United States District Court for the Southern District of New York on December 16, 2011. We will continue to be responsible for all ongoing legal costs associated with this matter. If the challenge to the arbitration award is successful and the award payable to Petrobras is either reduced or reversed in a future period, we would reverse the related tax benefit previously recognized as a charge to income as tax expense in that period. As of December 31, 2011, we do not believe there are any legal limitations on our ability to recover the full amount of the cash arbitration award and we intend to assert our rights under the indemnity agreement with Halliburton.

FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins (FAO), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium. The contracts had an initial value of approximately €113 million. Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays. The project was completed in October 2003. In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items. MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO. FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities some of which we believe is either barred by the language in the contract or has not been adequately supported. Although the court expert has issued several preliminary reports which support our claim receivable, a final report has yet to be issued that addresses the full value of KBR’s claims. We currently expect the court expert to release a final report in June 2012. We do not believe we face a risk of significant loss associated with the value of the claim receivable recorded on our balance sheets or FAO’s counterclaims. As of December 31, 2011, no amounts have been accrued related to the counterclaim.

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

We continue to monitor conditions at sites owned or previously owned and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds, and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $7 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of estimated possible costs that could be as much as $11 million.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant, and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $145 million, $165 million, and $233 million in 2011, 2010, and 2009, respectively. Future total rental payments on noncancelable operating leases are as follows:

Millions of dollars	Future rental payments
2012	$76
2013	$70
2014	$64
2015	$61
2016	$57
Beyond 2016	$470

Eldridge Park I Building Lease. On September 30, 2010, we executed a lease agreement for office space located in Houston, Texas for the purpose of expanding our leased office space. The non-cancelable lease term expires on December 31, 2018. The lease term includes a rent holiday from the beginning of the lease through December 31, 2011; and a total combined leasehold improvement allowance of $4 million. Annual base rent, excluding termination fees, based on currently planned occupancy ranges from $1.6 million to $1.8 million.

In February 2010, we executed two lease amendments for office space located in two separate office buildings in Houston, Texas for the purpose of significantly expanding our current leased office space and to extend the original term of the leases to June 30, 2030. These amendments did not change our historical accounting for these agreements as operating leases. The essential provisions of the lease amendments are as follows:

601 Jefferson Building Lease. The lease amendment extends the original term of the lease to June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates. Annual base rent for the leased office space escalates ratably over the lease term from $9 million to $14 million. The lease amendment includes a leasehold improvement allowance of $29 million primarily for the construction of leasehold improvements. The lease may be terminated by KBR under a one-time option in March 2022 for all, or a portion, of the leased premises subject to a termination fee. The 601 Jefferson building is owned by a joint venture in which KBR owns 50% interest with an unrelated party owning the remaining 50% interest. The joint venture is funding the leasehold improvement allowance through joint venture partner capital contributions from each partner on a pro-rata basis.

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

Other

We had commitments to provide funds to our privately financed projects of $17 million as of December 31, 2011 and $33 million as of December 31, 2010. Commitments to fund these projects are supported by letters of credit as discussed in Note 8. At December 31, 2011, all $17 million in commitments will become due within one year.

Note 11. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years ended December 31,
Millions of dollars	2011	2010	2009
Current income taxes:
Federal	$19	$56	$(3)
Foreign	183	118	99
State	3	3	7

Total current	205	177	103

Deferred income taxes:
Federal	(110)	15	(39)
Foreign	(62)	(1)	105
State	(1)	—	(1)

Total deferred	(173)	14	65

Provision for income taxes	$32	$191	$168

The United States and foreign components of income from continuing operations before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Millions of dollars	2011	2010	2009
United States	$12	$105	$(128)
Foreign	560	481	660

Total	$572	$586	$532

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and noncontrolling interests are as follows:

	Years ended December 31,
	2011	2010	2009
U.S. statutory federal rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	(3.8)	(2.9)	(2.3)
Non-deductible expenses	—	—	0.4
State and local income taxes	0.4	0.2	0.9
Prior year foreign, federal and state taxes	(6.0)	2.1	(1.0)
Barracuda arbitration award indemnification	(12.1)	—	—
Australian joint venture	(5.6)	—	—
Valuation allowance	(1.4)	0.2	1.7
Taxes on unincorporated joint ventures	(1.8)	(2.6)	(2.0)
Other permanent items, net	0.9	0.6	(1.2)

Total effective tax rate on pretax earnings	5.6%	32.6%	31.5%

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

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to its business activity for periods prior to its separation from Halliburton. As of December 31, 2011, we have recorded a $45 million payable to Halliburton for tax related items under the tax sharing agreement. See Note 16 for further discussion related to our transactions with Halliburton.

The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31,
Millions of dollars	2011	2010
Gross deferred tax assets:
Depreciation and amortization	$7	$11
Employee compensation and benefits	183	159
Construction contract accounting	131	109
Loss carryforwards	49	63
Insurance accruals	29	30
Allowance for bad debt	11	11
Accrued liabilities	48	23
Barracuda arbitration award indemnification	71	—
Other	29	4

Total	$558	$410

Gross deferred tax liabilities:
Construction contract accounting	$(92)	$(104)
Intangibles	(40)	(39)
Depreciation and amortization	(27)	(16)
Deferred foreign tax credit carryforward	(11)	(8)
Other	(37)	(95)

Total	$(207)	$(262)

Valuation Allowances:
Loss carryforwards	(25)	(32)

Net deferred income tax asset	$326	$116

At December 31, 2011, we had foreign net operating loss carryforwards of approximately $150 million of which $79 million will expire by 2021and $71 million can be carried forward indefinitely.

For the year ended December 31, 2011, our valuation allowance decreased from $32 million to $25 million primarily as a result of changes in our estimate of the amount of our net operating losses in certain foreign locations that expired during the year or that we do not believe we will be able to utilize.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2006, or for non-U.S. income tax for years before 1998.

We account for uncertain tax positions in accordance with guidance in FASB ASC 740 which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Millions of dollars	2011	2010	2009
Balance at January 1	$95	$41	$22
Increases in tax positions for current year	37	64	—
Increases in tax positions for prior years	11	—	24
Decreases in tax positions for prior year	(5)	(9)	(3)
Reductions in tax positions for audit settlements	(7)	—	(2)
Reductions in tax positions for statute expirations	(11)	—	—
Other	—	(1)	—

Balance at December 31	$120	$95	$41

The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $105 million as of December 31, 2011. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred U.S. federal and non-U.S. income tax benefits on uncertain tax positions related to U.S. federal and non-U.S. income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $33 million due to the expirations of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statement of income. As of December 31, 2011 and 2010, we had accrued approximately $20 million and $23 million, respectively, in interest and penalties. During the year ended December 31, 2011, 2010 and 2009, we recognized approximately $4 million, $10 million and $1 million, respectively in net interest and penalties charges related to uncertain tax positions.

As of December 31, 2011, the uncertain tax positions and accrued interest and penalties were not expected to be settled within one year and therefore are classified in noncurrent income tax payable. Increases in tax positions for 2011 includes approximately $31 million related to balance sheet reclassifications from tax-related liability accounts and therefore did not have an impact on the effective tax rate in 2011. The remaining $6 million of increase in 2011 relates primarily to uncertain tax positions that were not previously accrued and, consequently, had an unfavorable impact on our effective tax rate in 2011.

Note 12. Shareholders’ Equity

The following tables summarize our shareholders’ equity activity:

Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance at December 31, 2008	$2,034	$2,091	$596	(196)	$(439)	$(18)

Stock-based compensation	17	17	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Tax benefit decrease related to stock-based plans	(7)	(7)	—	—	—	—
Dividends declared to shareholders	(32)	—	(32)	—	—	—
Repurchases of common stock	(31)	—	—	(31)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(66)	—	—	—	—	(66)
Investments by noncontrolling interests	12	—	—	—	—	12
Comprehensive income:
Net income	364	—	290	—	—	74
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	18	—	—	—	15	3
Pension liability adjustment, net of tax of $(5)	(15)	—	—	—	(18)	3
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	(3)	—	—	—	(3)	—
Reclassification adjustments to net income (loss)	1	—	—	—	1	—

Comprehensive income, total	365

Balance at December 31, 2009	$2,296	$2,103	$854	$(225)	$(444)	$8

Stock-based compensation	17	17	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Adjustment pursuant to tax sharing agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(233)	—	—	(233)	—	—
Issuance of ESPP shares	3	—	(1)	4	—	—
Distributions to noncontrolling interests	(108)	—	—	—	—	(108)
Investments by noncontrolling interests	17	—	—	—	—	17
Acquisition of noncontrolling interests	(181)	(136)	—	—	(19)	(26)
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(1)	—	—	—	—	(1)
Comprehensive income:
Net income	395	—	327	—	—	68
Other comprehensive income, net of tax (provision):
Net cumulative translation adjustment	5	—	—	—	3	2
Pension liability adjustment, net of tax of $4	24	—	—	—	22	2
Other comprehensive gains (losses) on derivatives:
Unrealized gains (losses) on derivatives	2	—	—	—	2	—
Reclassification adjustments to net income (loss)	(1)	—	—	—	(1)	—
Income tax benefit (provision) on derivatives	(1)	—	—	—	(1)	—

Comprehensive income, total	424

Balance at December 31, 2010	$2,204	$1,981	$1,157	$(454)	$(438)	$(42)

Stock-based compensation	19	19	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Post-closing adjustment related to acquisition of former NCI partner	(5)	(5)	—	—	—	—
Tax benefit increase related to stock-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(30)	—	(30)	—	—	—
Repurchases of common stock	(118)	—	—	(118)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(63)	—	—	—	—	(63)
Other noncontrolling interests activity	(7)	—	—	—	—	(7)
Comprehensive income:
Net income	540	—	480	—	—	60
Other comprehensive income, net of tax (provision):
Cumulative translation adjustment	(19)	—	—	—	(18)	(1)
Pension liability adjustment, net of tax of $(32)	(89)	—	—	—	(89)	—
Other comprehensive gains (losses) on derivatives	(3)	—	—	—	(3)	—

Comprehensive income, total	429

Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)

Accumulated other comprehensive income (loss)

	December 31,
Millions of dollars	2011	2010	2009
Cumulative translation adjustments	$(70)	$(52)	$(54)
Pension liability adjustments	(471)	(382)	(386)
Unrealized gains (losses) on derivatives	(7)	(4)	(4)

Total accumulated other comprehensive loss	$(548)	$(438)	$(444)

Accumulated comprehensive loss for years ended December 31, 2011, 2010 and 2009 include approximately $16 million, $14 million, and $8 million for the amortization of actuarial loss, net of taxes.

Shares of common stock

Millions of shares and dollars	Shares	Amount
Balance at December 31, 2009	171	$—
Common stock issued	—	—

Balance at December 31, 2010	171	—
Common stock issued	1	—

Balance at December 31, 2011	172	$—

Shares of treasury stock

Millions of shares and dollars	Shares	Amount
Balance at December 31, 2009	10	$225
Treasury stock acquired, net of ESPP shares issued	10	229

Balance at December 31, 2010	20	454
Treasury stock acquired, net of ESPP shares issued	4	115

Balance at December 31, 2011	24	$569

Dividends

We declared dividends totaling $30 million in 2011 and $23 million in 2010. As of December 31, 2011, we had accrued dividends payable of $7 million.

Note 13. Stock-based Compensation and Incentive Plans

Stock Plans

In 2011, 2010, and 2009 stock-based compensation awards were granted to employees under KBR stock-based compensation plans.

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

Under the terms of the KBR 2006 Plan, 10 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 3.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to cash performance awards. At December 31, 2011, approximately 4.2 million shares were available for future grants under the KBR 2006 Plan, of which approximately 0.8 million shares remained available for restricted stock awards or restricted stock unit awards.

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

	Years ended December 31,
KBR stock options assumptions summary	2011	2010
Granted stock options (millions of shares)	0.6	0.8
Weighted average expected term (in years)	6.2	6.5
Weighted average grant-date fair value per share	$16.78	$9.49

	Years ended December 31,
KBR stock options range assumptions summary	2011		2010
	Range		Range
	Start	End	Start	End
Expected volatility range	44.01%	53.17%	44.91%	48.03%
Expected dividend yield range	0.52%	0.79%	0.74%	0.95%
Risk-free interest rate range	1.22%	2.76%	1.76%	2.84%

For KBR stock options granted in 2011, 2010 and 2009, the fair value of options at the date of grant was estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. The expected term of KBR options granted in each year is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of US government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR stock-based compensation plans for the year ended December 31, 2011.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	2,948,646	$15.29	6.84	$44.77
Granted	641,914	36.26
Exercised	(517,974)	14.12
Forfeited	(129,488)	23.91
Expired	(42,899)	15.65

Outstanding at December 31, 2011	2,900,199	$19.75	6.75	$28.58

Exercisable at December 31, 2011	1,538,278	$14.62	5.26	$20.38

The total intrinsic values of options exercised for the years ended December 31, 2011, 2010, and 2009 were $10 million, $4 million, and $1 million, respectively. As of December 31, 2011, there was $10 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.92 years. Stock option compensation expense was $7 million in 2011, $5 million in 2010, and $4 million in 2009. Total income tax benefit recognized in net income for stock-based compensation arrangements was $2 million in 2011 and 2010, and $1 million in 2009.

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

The following table presents the restricted stock awards and restricted stock units granted, vested, and forfeited during 2011 under KBR’s 2006 Stock and Incentive Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2010	1,137,443	$21.13
Granted	274,948	35.16
Vested	(492,473)	21.94
Forfeited	(86,420)	24.23

Nonvested shares at December 31, 2011	833,498	$24.95

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2011, 2010, and 2009 were $35.16, $21.28, and $12.34, respectively. Restricted stock compensation expense was $12 million for 2011 and 2010, and $13 million for 2009. Total income tax benefit recognized in net income for stock-based compensation arrangements was $4 million in 2011 and 2010, and $5 million in 2009. As of December 31, 2011, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested was $16 million in 2011, $13 million in 2010, and $12 million in 2009 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $11 million in 2011, $12 million in 2010, and $15 million in 2009 based on the weighted-average fair value on the date of grant.

KBR Cash Performance Based Award Units (“Cash Performance Awards”)

Under KBR’s 2006 Plan, for Cash Performance Awards granted in the year 2011 performance is based 100% on average Total Shareholder Return (“TSR”), as compared to the average TSR of KBR’s peers. For Cash Performance Awards granted in the year 2010, performance is based 75% on average Total Shareholder Return (“TSR”), as compared to the average TSR of KBR’s peers, and 25% on KBR’s Return on Capital (“ROC”). For awards granted in the year 2009, performance is based 50% on cumulative TSR, as compared to our peer group and 50% on KBR’s ROC. The cash performance award units may only be paid in cash. In accordance with the provisions of FASB ASC 718-10, the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The ROC calculation is based on the company’s weighted average net income from continuing operations plus (interest expense x (1-effective tax rate)), divided by average monthly capital from continuing operations. The ROC portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period.

Under KBR’s 2006 Plan, in 2011, we granted 28.0 million performance based award units (“Cash Performance Awards”) with a three-year performance period from January 1, 2011 to December 31, 2013. In 2010, we granted 25.2 million Cash Performance Awards with a three-year performance period from January 1, 2010 to December 31, 2012. In 2009 we granted 20.4 million Cash Performance Awards with a performance period from January 1, 2009 to December 31, 2011. Cash Performance Awards forfeited totaled approximately 6 million in 2011 and in 2010, and 4 million in 2009. At December 31, 2011, the outstanding balance for Cash Performance Award units was 61.6 million. No Cash Performance Awards will vest until such earned Cash Performance Awards, if any, are paid, subject to approval of the performance results by the certification committee.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2011, 2010, and 2009, we recognized $34 million, $26 million, and $30 million, respectively, in expense for the Cash Performance Awards. The expense associated with these options is included in cost of services and general and administrative expense in our consolidated statements of income. The liability for awards included in “Employee compensation and benefits” on the consolidated balance sheet were $52 million at December 31, 2011 of which $22 million will become due within one year, and $48 million at December 31, 2010.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the KBR ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors shall determine otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each six-month purchase period. During 2011 and 2010, our employees purchased approximately 105,000 and 169,000 shares, respectively, through the KBR ESPP. These shares were reissued from our treasury share account.

Stock-based compensation

The grant-date fair value of employee share options is estimated using option-pricing models. If an award is modified after the grant date, incremental compensation cost is recognized immediately before the modification. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statement of cash flows as financing cash inflows.

Stock-based compensation summary table	Years ended December 31
Millions of dollars	2011	2010	2009
Stock-based compensation	$19	$17	$17
Total income tax benefit recognized in net income for stock-based compensation arrangements	$6	$6	$6
Incremental compensation cost	$1	$2	$1
Tax benefit increase (decrease) related to stock-based plans	$3	$—	$(7)

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

We manage our foreign currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries in which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.

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

Assets, liabilities and forecasted cash flow denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. Since 2003, we have designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income. During 2011, 2010 and 2009 no hedge ineffectiveness was recognized. Unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. We had $0 in unrealized net gains or losses, $2 million in unrealized net gains, and $1 million in unrealized net losses on these cash flow hedges as of December 31, 2011, 2010 and 2009, respectively. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2011, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 46 months.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries were $352 million, $403 million, and $406 million at December 31, 2011, 2010, and 2009, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. These contract assets had a fair value of $5 million and $6 million at December 31, 2011 and 2010, respectively.

Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents in time deposits and high-quality securities with various banks, financial institutions and investment managers. We derive the majority of our revenues from engineering and construction services to the energy industry and services provided to the United States government. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectability of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheet and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. This variable-rate exposure is managed with interest rate swaps. We had unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint-ventures of approximately $4 million, $5 million, and $4 million as of December 31, 2011, 2010, and 2009, respectively.

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

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$17	$11	$6	$—
Derivative assets	$7	$—	$7	$—
Derivative liabilities	$2	$—	$2	$—

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

Equity Method Investments

Brown & Root Condor Spa (“BRC”). BRC is a joint venture in which we owned 49% interest. During the third quarter of 2007, we sold our 49% interest and other rights in BRC to Sonatrach for approximately $24 million resulting in a pre-tax gain of approximately $18 million which was included in “Equity in earnings (losses) of unconsolidated affiliates” on the consolidated statements of income. In the fourth quarter of 2008, we filed for arbitration with the ICC in Paris, France in an attempt to force collection. A final arbitration hearing occurred in January 2011 and in May 2011, we received a favorable arbitration award which approximates our outstanding accounts receivable balance. In 2011, we collected the remaining $18 million due from Sonatrach for the sale of our interest in BRC.

MMM. MMM is a joint venture formed under a Partners Agreement related to the Mexico contract with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services for maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. KBR holds a 50% interest in the MMM joint venture.

Consolidated summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	0000000	0000000
	December 31,
Millions of dollars	2011	2010
Current assets	$2,151	$2,694
Noncurrent assets	3,828	3,949

Total assets	$5,979	$6,643

Current liabilities	$1,111	$1,658
Noncurrent liabilities	4,468	4,541
Member’s equity	400	444

Total liabilities and member’s equity	$5,979	$6,643

Statements of Operations

	00000000	00000000	00000000
	Years ended December 31,
Millions of dollars	2011	2010	2009
Revenue	$2,638	$2,497	$2,535
Operating income	$666	$617	$221
Net income	$314	$334	$63

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	Year ended December 31, 2011
Unconsolidated VIEs (in millions, except for percentages)	VIE Total assets	VIE Total liabilities	Maximum exposure to loss
U.K. Road projects	$1,393	$1,520	$30
Fermoy Road project	$228	$249	$2
Allenby & Connaught project	$2,954	$2,916	$37
EBIC Ammonia project	$693	$389	$40

Unconsolidated VIEs (in millions, except for percentages)	Year ended December 31, 2010
	VIE Total assets	VIE Total liabilities
U.K. Road projects	$1,506	$1,531
Fermoy Road project	$240	$269
Allenby & Connaught project	$2,913	$2,885
EBIC Ammonia project	$604	$388

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

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of December 31, 2011, our performance through the construction phase is supported by $57 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of December 31, 2011, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $22 million and $2 million, respectively. The $35 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $17 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and continue to provide operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of December 31, 2011, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $60 million and $17 million, respectively. The $22 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of December 31, 2011.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs (in millions, except for percentages)	Year ended December 31, 2011
	VIE Total assets	VIE Total liabilities
Fasttrax Limited project	$103	$108
Escravos Gas-to-Liquids project	$326	$381
Pearl GTL project	$153	$146
Gorgon LNG project	$546	$607

Consolidated VIEs (in millions, except for percentages)	Year ended December 31, 2010
	VIE Total assets	VIE Total liabilities
Fasttrax Limited project	$106	$112
Escravos Gas-to-Liquids project	$356	$423
Pearl GTL project	$174	$167
Gorgon LNG project	$347	$372

Fasttrax Limited project. Effective January 1, 2010, upon the adoption of the newly issued guidance in FASB ASC 810 – Consolidation, we determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. This variable interest entity, in which we have a 50% ownership interest, was previously accounted for using the equity method of accounting because no party absorbed the majority of the expected losses which was the determining factor under the superseded standard. We have applied the requirements of FASB ASC 810 on a prospective basis from the date of adoption. Upon consolidation of this joint venture, consolidated current assets increased by $26 million primarily related to cash and equivalents, consolidated noncurrent assets increased by $89 million related to property, plant and equipment, consolidated current liabilities increased by $10 million primarily related to accounts payable, and noncurrent liabilities increased by $112 million related to the outstanding senior bonds and subordinated debt issued to finance the JV’s operations. No gain or loss was recognized by KBR upon consolidation of this VIE. Assets collateralizing the JV’s senior bonds included cash and equivalents of $21 million and property, plant, and equipment of approximately $80 million, net of accumulated depreciation of $38 million as of December 31, 2010. The bonds of the SPV, being non-recourse to KBR, are shown on the face of our consolidated balance sheet as “Non-recourse project-finance debt.”

In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the U.K. MoD a fleet of 92 new heavy equipment transporters (“HETs”) capable of carrying a 72-ton Challenger II tank. The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023. The JV’s entity structure includes a parent entity and its 100%-owned subsidiary, Fasttrax Ltd (the “SPV”). KBR and its partner own each 50% of the parent entity.

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principle and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR is summarized in the following table. Assets collateralizing the JV’s senior bonds include cash and equivalents of $23 million and property, plant, and equipment of approximately $75 million, net of accumulated depreciation of $45 million as of December 31, 2011.

Consolidated amount of non-recourse project-finance debt of a VIE

Millions of Dollars	December 31, 2011
Current non-recourse project-finance debt of a VIE consolidated by KBR	$10
Noncurrent non-recourse project-finance debt of a VIE consolidated by KBR	$88

Total non-recourse project-finance debt of a VIE consolidated by KBR	$98

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million. Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which end in 2021. Subordinated notes payable to the 50% partner initially bear interest at 11.25% increasing to 16% over the term of the note through 2025. Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the note. The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five-years and beyond as of December 31, 2011:

Millions of pounds	Debt Payments
2012	£6
2013	£6
2014	£6
2015	£6
2016	£6
Beyond 2016	£33

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest in the joint venture and determined that we are the primary beneficiary which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2011 and 2010, the joint venture had approximately $119 million and $84 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Pearl GTL project. In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which was substantially complete as of December 31, 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a VIE. We consolidate the joint venture for financial reporting purposes because we are the primary beneficiary.

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPCM services to construct a LNG plant. The joint venture is considered a VIE, and, as a result of our being the primary beneficiary, we consolidate this joint venture for financial reporting purposes.

Note 16. Transactions with Former Parent

Historically, all transactions between Halliburton and KBR were recorded as an intercompany payable or receivable. In 2005, Halliburton contributed $300 million of the intercompany balance to KBR equity in the form of a capital contribution. The remaining portion of the intercompany balance owed to Halliburton was converted to Subordinated Intercompany Notes in the amount of $774 million. In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements, a tax sharing agreement, and made payment in full on the $774 million notes payable.

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 10. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

As of December 31, 2011, “Due to former parent, net” was approximately $53 million and was comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at December 31, 2011 and relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. The remaining balance of $8 million included in “Due to former parent, net” as of December 31, 2011 is associated with various other amounts payable to Halliburton arising under the other separation agreements.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for significantly greater amounts that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our internal assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement.

Included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us during the fourth quarter of 2011 that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $18 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims. The timing of ultimate resolution of these matters will depend in part on future discussion with Halliburton, which if not fruitful, could lead to arbitration under the terms of the separation agreements.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $197 million associated with our estimated liability in the bolts matter which is included in “Other current assets” as of December 31, 2011.

Note 17. Retirement Plans

We have various plans that cover our employees. These plans include defined contribution plans and defined benefit plans.

•

Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $71 million in 2011, $64 million in 2010, and $61 million in 2009. Additionally, we participate in a Canadian multi-employer plan to which we contributed $10 million in 2011, $12 million in 2010, and $17 million in 2009;

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

Benefit obligation and plan assets

We used a December 31 measurement date for all plans in 2011 and 2010. Plan asset, expenses, and obligation for retirement plans are presented in the following tables.

	Pension Benefits
Benefit obligation	United States	Int’l	United States	Int’l
Millions of dollars	2011		2010
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$81	$1,538	$80	$1,528
Service cost	—	1	—	1
Interest cost	4	86	4	85
Foreign currency exchange rate changes	—	25	—	(52)
Actuarial (gain) loss	8	62	3	27
Other	—	(2)	—	—
Benefits paid	(5)	(50)	(6)	(51)

Projected benefit obligation at end of period	$88	$1,660	$81	$1,538

Accumulated benefit obligation at end of period	$88	$1,660	$81	$1,538

	0000000	0000000	0000000	0000000
	Pension Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2011		2010
Change in plan assets
Fair value of plan assets at beginning of period	$65	$1,286	$57	$1,231
Actual return on plan assets	(2)	33	8	134
Employer contributions	6	68	6	14
Foreign currency exchange rate changes	—	19	—	(42)
Benefits paid	(5)	(50)	(6)	(51)
Other	—	(2)	—	—

Fair value of plan assets at end of period	$64	$1,354	$65	$1,286

Funded status	$(24)	$(306)	$(16)	$(252)

Amounts recognized on the consolidated balance sheet
Noncurrent liabilities	$(24)	$(306)	$(16)	$(252)

Weighted-average assumptions used to determine benefit obligations at measurement date

Discount rate	3.74%	4.90%	4.84%	5.45%
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans’ asset mix. The discount rate used to determine the benefit obligations was determined using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate.

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

The targeted asset allocation ranges for the International plans for 2012 and 2011, by asset class, are as follows:

International Plans – Asset Class	2012 Targeted		2011 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity securities	56%	61%	56%	61%
Fixed income securities	35%	40%	35%	40%
Cash equivalents and other assets	—	2%	—	4%

The targeted asset allocation ranges for the Domestic plans for 2012 and 2011, by asset class, are as follows:

Domestic Plans – Asset Class	2012 Targeted		2011 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
U.S. equity securities	19%	28%	34%	51%
Non-U.S. equity securities	31%	47%	15%	22%
Fixed income securities	29%	43%	30%	44%
Cash equivalents	1%	2%	—	2%

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

•	Common Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted in an active market or as quoted by the funds.

•	Mutual Funds: Valued at the net asset value of shares held at year end as quoted in the active market.

•	Real Estate: Valued at net asset value per unit held at year end as quoted by the manager.

•	Annuities: Valued by computing the present value of the expected benefits based on the demographic information of the participants.

•	Other: Estimated income to be received on the Plan assets as computed by our trustee

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

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below. See Note 14 for a detailed description of fair value measurements and the hierarchy established for Level 1, 2 and 3 valuation inputs.

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2011
United States plan assets
U.S. equity securities	$15	$13	$2	$—
Non-U.S. equity securities	26	24	2	—
Government bonds	4	—	4	—
Corporate bonds	17	9	8	—
Mortgage backed securities	1	—	1	—
Cash and cash equivalents	1	—	1	—

Total U.S. plan assets	$64	$46	$18	$—

International plan assets
U.S. equity securities	$67	$67	$—	$—
Non-U.S. equity securities	689	689	—	—
Government bonds	259	—	259	—
Corporate bonds	264	—	264	—
Other bonds	6	1	5	—
Annuity contracts	5	—	—	5
Real estate	8	—	8	—
Cash and cash equivalents	51	51	—	—
Other	5	—	—	5

Total international plan assets	$1,354	$808	$536	$10

Total plan assets at December 31, 2011	$1,418	$854	$554	$10

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2010
United States plan assets
U.S. equity securities	$28	$27	$1	$—
Non-U.S. equity securities	15	15	—	—
Government bonds	4	—	4	—
Corporate bonds	15	8	7	—
Mortgage backed securities	1	—	1	—
Cash and cash equivalents	2	2	—	—

Total U.S. plan assets	$65	$52	$13	$—

International plan assets
U.S. equity securities	$57	$57	$—	$—
Non-U.S. equity securities	591	571	20	—
Government bonds	269	—	269	—
Corporate bonds	293	19	274	—
Other bonds	2	2	—	—
Annuity contracts	5	—	—	5
Real estate	8	—	8	—
Cash and cash equivalents	52	52	—	—
Other	9	—	—	9

Total international plan assets	$1,286	$701	$571	$14

Total plan assets at December 31, 2010	$1,351	$753	$584	$14

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed each year due to the following:

Level 3 fair value measurement rollforward for 2011

	00000000	00000000	00000000
Millions of dollars	Total	Annuity Contracts	Other
International plan assets
Balance at December 31, 2010	$14	$5	$9

Purchases, sales and settlements	(4)	—	(4)

Balance at December 31, 2011	$10	$5	$5

Level 3 fair value measurement rollforward for 2010

	00000000	00000000	00000000
Millions of dollars	Total	Annuity Contracts	Other
International plan assets
Balance at December 31, 2009	$13	$6	$7

Purchases, sales and settlements	1	(1)	2

Balance at December 31, 2010	$14	$5	$9

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2011, net of tax were as follows:

	00000000	00000000
	Pension Benefits
Millions of dollars	United States	Int’l
Net actuarial loss, net of tax of $15 and $173, respectively	$27	$444

Total in accumulated other comprehensive loss	$27	$444

Expected cash flows

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $26 million to our international pension plans and $4 million to our domestic plan in 2012.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	0000000	0000000
	Pension Benefits
Millions of dollars	United States	Int’l
2012	$6	$51
2013	$6	$53
2014	$7	$54
2015	$7	$56
2016	$7	$58
Years 2017 – 2021	$27	$317

Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2011		2010		2009
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1	$—	$2
Interest cost	4	86	4	85	5	77
Expected return on plan assets	(4)	(98)	(3)	(90)	(4)	(84)
Settlements/curtailments	—	—	—	—	1	(4)
Recognized actuarial loss	1	20	1	18	1	11

Net periodic benefit cost	$1	$9	$2	$14	$3	$2

Weighted-average assumptions used to determine net periodic benefit cost	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
	2011		2010		2009
Discount rate	4.84%	5.45%	5.35%	5.84%	6.15%	5.98%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.63%	7.00%
Rate of compensation increase	N/A	NA	N/A	NA	N/A	4.00%

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2012 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial (gain) loss	$1	$18

Total	$1	$18

Note 18. Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to provide additional disclosures about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statements users have a better understanding of the commitments and risks involved with its participation in multiemployer pension plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. Early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. We adopted this ASU effective December 31, 2011, which did not have a material impact on our financial statement disclosures.

In September 2011, The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by ASC 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments became effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Note 19. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2011 and 2010 are presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(in millions, except per share amounts)	First	Second	Quarter Third	Fourth	Year
2011
Total revenue	$2,321	$2,457	$2,387	$2,096	$9,261
Operating income	144	169	138	136	587
Net income	117	127	191	105	540
Net income attributable to noncontrolling interests	(12)	(27)	(6)	(15)	(60)
Net income attributable to KBR	105	100	185	90	480

Net income attributable to KBR per share :
Net income attributable to KBR per share—Basic	$0.69	$0.65	$1.23	$0.60	$3.18
Net income attributable to KBR per share—Diluted	$0.69	$0.65	$1.22	$0.60	$3.16

2010
Total revenue	$2,631	$2,671	$2,455	$2,342	$10,099
Operating income	99	199	163	148	609
Net income	59	122	117	97	395
Net income attributable to noncontrolling interests	(13)	(16)	(20)	(19)	(68)
Net income attributable to KBR	46	106	97	78	327

Net income attributable to KBR per share :
Net income attributable to KBR per share—Basic	$0.29	$0.66	$0.62	$0.52	$2.08
Net income attributable to KBR per share—Diluted	$0.29	$0.66	$0.62	$0.51	$2.07

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon criteria set forth in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2011, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

KBR, Inc.:

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 22, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:
	(a)	The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 58 and pages 59 through 109 of this annual report. See index on page 57.

2.	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	116

	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2011	117

	Note: All schedules not filed with this report required by Regulations S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.

3.	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 001-33416)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.1 Charter to KBR’s current report on Form 8-K filed January 23, 2012; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2	Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3	Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.3 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.4	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6	Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7	Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.8+	Severance and change in control agreement with William P. Utt, President and Chief Executive Officer of KBR. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated January 7, 2009; File No. 1-33146)

10.9	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.11+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

Exhibit Number	Description

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.18+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.23+	Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.24+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.25+	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146).

10.26+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.27+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.28	Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146)

10.29+	Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.30+	Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.31+	Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Dennis S. Baldwin; File No. 1-33146)

*10.32+	Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt; File No. 1-33146.

*10.33+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and John L. Rose; File No. 1-33146.

Exhibit Number	Description

*10.34+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley; File No. 1-33146.

*10.35+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and David L. Zimmerman; File No. 1-33146.

*10.36+	Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008; File No. 1-33146.

*10.37+	Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010; File No. 1-33146.

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Board of Directors and Shareholders

KBR, Inc.:

Under the date of February 22, 2012, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, which reports appear in the December 31, 2011 Annual Report on Form 10-K of KBR, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities on a prospective basis as of January 1, 2010.

/s/ KPMG LLP
Houston, Texas
February 22, 2012

KBR, Inc.

Schedule II—Valuation and Qualifying Accounts (Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2011:
Deducted from accounts and notes receivable:
Allowance for bad debts	$27	$(2)	$—		$(1	)(a)	$24

Reserve for losses on uncompleted contracts	$26	$13	$—		$(17)		$22

Reserve for potentially disallowable costs incurred under government contracts	$141	$—	$22	(b)	$(36)		$127

Year ended December 31, 2010:
Deducted from accounts and notes receivable:
Allowance for bad debts	$26	$13	$—		$(12	)(a)	$27

Reserve for losses on uncompleted contracts	$40	$1	$—		$(15)		$26

Reserve for potentially disallowable costs incurred under government contracts	$116	$—	$34	(b)	$(9)		$141

Year ended December 31, 2009:
Deducted from accounts and notes receivable:
Allowance for bad debts	$19	$6	$3		$(2	)(a)	$26

Reserve for losses on uncompleted contracts	$76	$3	$—		$(39)		$40

Reserve for potentially disallowable costs incurred under government contracts	$112	$—	$9	(b)	$(5)		$116

(a)	Receivable write-offs, net of recoveries, and reclassifications.
(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2012

KBR, INC.

By:	/s/ William P. Utt
William P. Utt
President and Chief Executive Officer

Dated: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ William P. Utt	President, Chief Executive Officer and Director
William P. Utt	(Principal Executive Officer)

/s/ Susan K. Carter	Executive Vice President and Chief Financial Officer
Susan K. Carter	(Principal Financial Officer)

/s/ Dennis Baldwin	Senior Vice President and Chief Accounting Officer
Dennis Baldwin	(Principal Accounting Officer)

/s/ W. Frank Blount	Director
W. Frank Blount

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Linda Z. Cook	Director
Linda Z. Cook

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ John R. Huff	Director
John R. Huff

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Richard J. Slater	Director
Richard J. Slater

Jack B. Moore	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 001-33416)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.1 Charter to KBR’s current report on Form 8-K filed January 23, 2012; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2	Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3	Amended and Restated Registration Rights Agreement, dated as of February 26, 2007, between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.3 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.4	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5	Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6	Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7	Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.8+	Severance and change in control agreement with William P. Utt, President and Chief Executive Officer of KBR. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated January 7, 2009; File No. 1-33146)

10.9	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (as amended June 27, 2007) (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.11+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

Exhibit Number	Description

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.18+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.23+	Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.24+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.25+	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146).

10.26+	KBR, Inc., 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended June 30, 2008; File No. 1-33146)

10.27+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.28	Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146)

10.29+	Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.30+	Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.31+	Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Dennis S. Baldwin; File No. 1-33146)

*10.32+	Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt; File No. 1-33146.

*10.33+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and John L. Rose; File No. 1-33146.

Exhibit Number		Description
*10.34+		Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley; File No. 1-33146.

*10.35+		Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and David L. Zimmerman; File No. 1-33146.

*10.36+		Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008; File No. 1-33146.

*10.37+		Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010; File No. 1-33146.

*21.1		List of subsidiaries

*23.1		Consent of KPMG LLP—Houston, Texas

*31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1		Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2		Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS		XBRL Instance Document

***101.SCH		XBRL Taxonomy Extension Schema Document

***101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Filed with this Form 10-K

*	*	Furnished with this Form 10-K

*	**	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

+	Management contracts or compensatory plans or arrangements