Form 10-Q
period 2012-03-31
KBR, INC.
filed 2012-04-25
CIK 1357615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 12, 2012, there were 148,406,000 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2011 Annual Report on Form 10-K contained in Part I under “Risk Factors”.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.

Condensed Consolidated Statements of Income

(In millions, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Services	$1,964	$2,277
Equity in earnings of unconsolidated affiliates, net	37	44

Total revenue	2,001	2,321

Operating costs and expenses:
Cost of services	1,838	2,134
General and administrative	55	44
Gain on disposition of assets, net	(4)	(1)

Total operating costs and expenses	1,889	2,177

Operating income	112	144
Interest expense, net	(2)	(5)
Foreign currency gains (losses), net	(1)	1
Other non-operating expense	(2)	(1)

Income before income taxes and noncontrolling interests	107	139
Provision for income taxes	(9)	(22)

Net income	98	117
Net income attributable to noncontrolling interests	(7)	(12)

Net income attributable to KBR	$91	$105

Net income attributable to KBR per share:
Basic	$0.61	$0.69

Diluted	$0.61	$0.69

Basic weighted average common shares outstanding	148	151

Diluted weighted average common shares outstanding	149	152

Cash dividends declared per share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$98	$117
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments(“CTA”):
Cumulative translation adjustments	2	5
Reclassification adjustment for CTA included in net income	(3)	(1)

Net cumulative translation adjustment, net of tax	(1)	4
Pension liability adjustments, net of tax provision of $2 and $1	5	5
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	1	(4)
Reclassification adjustments for losses included in net income	2	1

Net unrealized gain (loss) on derivatives, net of tax benefit of $1 and $2	3	(3)

Other comprehensive income, net of tax	7	6

Comprehensive income	105	123
Less: Comprehensive income attributable to noncontrolling interests	(8)	(12)

Comprehensive income attributable to KBR	$97	$111

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Balance Sheets

(In millions except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$837	$966
Receivables:
Accounts receivable, net of allowance for bad debts of $12 and $24	1,101	1,227
Unbilled receivables on uncompleted contracts	587	435

Total receivables	1,688	1,662
Deferred income taxes	283	297
Other current assets	463	517

Total current assets	3,271	3,442
Property, plant, and equipment, net of accumulated depreciation of $376 and $364 (including $74 and $75, net, owned by a variable interest entity – see Note 13)	389	384
Goodwill	957	951
Intangible assets, net	109	113
Equity in and advances to related companies	223	190
Noncurrent deferred income taxes	121	128
Noncurrent unbilled receivables on uncompleted contracts	313	313
Other noncurrent assets	153	152

Total assets	$5,536	$5,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$765	$761
Due to former parent, net	53	53
Advance billings on uncompleted contracts	454	626
Reserve for estimated losses on uncompleted contracts	17	22
Employee compensation and benefits	197	226
Current non-recourse project-finance debt of a variable interest entity (Note 13)	10	10
Other current liabilities	590	586

Total current liabilities	2,086	2,284
Noncurrent employee compensation and benefits	454	470
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 13)	90	88
Other noncurrent liabilities	161	177
Noncurrent income tax payable	133	141
Noncurrent deferred tax liability	74	71

Total liabilities	2,998	3,231

KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 172,745,439 and 172,367,045 shares issued, and 148,329,064 and 148,143,420 shares outstanding	—	—
Paid-in capital in excess of par	2,014	2,005
Accumulated other comprehensive loss	(541)	(548)
Retained earnings	1,691	1,607
Treasury stock, 24,416,375 shares and 24,223,625 shares, at cost	(576)	(569)

Total KBR shareholders’ equity	2,588	2,495
Noncontrolling interests	(50)	(53)

Total shareholders’ equity	2,538	2,442

Total liabilities and shareholders’ equity	$5,536	$5,673

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$98	$117
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	16	17
Equity in earnings of unconsolidated affiliates	(37)	(44)
Deferred income tax expense	25	9
Other adjustments	6	1
Changes in operating assets and liabilities:
Receivables	130	82
Unbilled receivables on uncompleted contracts	(148)	(27)
Accounts payable	(4)	(29)
Advanced billings on uncompleted contracts	(179)	80
Accrued employee compensation and benefits	(29)	38
Reserve for loss on uncompleted contracts	(4)	—
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(3)	23
Distribution of earnings from unconsolidated affiliates	12	9
Other, net	10	(51)

Total cash flows provided by (used in) operating activities	(107)	225

Cash flows from investing activities:
Capital expenditures	(16)	(26)
Acquisition of business, net	(2)	—
(Investment in) / return of capital from equity method joint ventures	3	(8)

Total cash flows used in investing activities	(15)	(34)

Cash flows from financing activities:
Acquisition of noncontrolling interest	—	(164)
Payments to reacquire common stock	(7)	(2)
Distributions to noncontrolling interests, net	(5)	(37)
Payments of dividends to shareholders	(7)	(8)
Net proceeds from issuance of stock	2	3
Excess tax benefits from stock-based compensation	2	1
Return of cash collateral on letters of credit, net	—	5

Total cash flows used in financing activities	(15)	(202)

Effect of exchange rate changes on cash	8	13
Increase (decrease) in cash and equivalents	(129)	2
Cash and equivalents at beginning of period	966	786

Cash and equivalents at end of period	$837	$788

Noncash financing activities
Dividends declared	$7	$8

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our condensed consolidated results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2012 or any other future periods.

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

Our condensed consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the operating and financial policies of the entity. The cost method is used when we do not have the ability to exert significant influence. Intercompany accounts and transactions are eliminated.

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

	Three Months Ended March 31,
Millions of shares	2012	2011
Basic weighted average common shares outstanding	148	151
Stock options and restricted shares	1	1

Diluted weighted average common shares outstanding	149	152

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities were approximately $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The diluted earnings per share calculation did not include approximately 0.6 million anti-dilutive weighted average shares for the three months ended March 31, 2012 and the number of anti-dilutive weighted average shares was immaterial for the three months ended March 31, 2011.

Note 3. Business Combinations and Other Transactions

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a direct charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of March 31, 2012, we have liability of approximately $8 million classified on our condensed consolidated balance sheet as “Other noncurrent liabilities” and $1 million classified on our balance sheet as “Other current liabilities” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our condensed consolidated income statement for the three months ended March 31, 2011.

Note 4. Percentage-of-Completion Contracts

Unapproved claims

The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

	March 31,	December 31,
Millions of dollars	2012	2011
Probable unapproved claims	$89	$31
Probable unapproved change orders	$5	$6

As of March 31, 2012, the probable unapproved claims related to several projects. Included in the table above are probable unapproved claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $59 million. The contract claims on this project represent incremental subcontractor costs incurred by us as a result of customer-caused delays and we believe we have legal entitlement to recover these costs under the terms of the EPC contract. Contracts with probable unapproved claims that will likely not be settled within one year totaled $19 million at both March 31, 2012 and at December 31, 2011, and are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. See Note 7 for a discussion of U.S. government contract claims, which are not included in the table above.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $11 million at both March 31, 2012 and December 31, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

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

The table below presents information on our reportable business segments.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Revenue:
Hydrocarbons	$1,116	$1,047
Infrastructure, Government and Power	518	855
Services	348	397
Other	19	22

Total revenue	$2,001	$2,321

Operating segment income:
Hydrocarbons	$105	$99
Infrastructure, Government and Power	39	61
Services	12	13
Other	10	12

Operating segment income	166	185

Unallocated amounts:
Labor cost absorption	1	3
Corporate general and administrative	(55)	(44)

Total operating income	$112	$144

Note 6. Committed and Restricted Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for general cash needs, use on other projects or distributions to us without proper approval by the respective joint venture. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $194 million at March 31, 2012 and $244 million at December 31, 2011. We expect to use the cash on these projects to pay project costs.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. The fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. Prior to the fourth quarter of 2009, we recognized award fees on the LogCAP III contract using an estimated accrual of the amounts to be awarded. Once task orders underlying the work were definitized and award fees were granted, we adjusted our estimate of award fees to the actual amounts earned. Commencing in the fourth quarter of 2009, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter due to the inability to reliably estimate the amount of fees to be awarded. During the first quarter of 2011, we were awarded and recognized revenue of $16 million for award fees for the periods of performance from March 2010 through August 2010 on task orders in Iraq. No award fee pools are available for the periods of performance subsequent to February 2011.

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

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At March 31, 2012, we have open Form 1’s from the DCAA recommending suspension of payments totaling approximately $352 million associated with our contract costs incurred in prior years, of which approximately $146 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $64 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $98 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to approximately $45 million as of March 31, 2012, out of the Form 1’s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the DOJ as discussed further below. The ASBCA denied the Army’s latest request to stay the proceedings. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army does not prohibit the use of private security contractors by either KBR or its subcontractors. However, our motion to dismiss was denied on grounds that potential fact issues remain related to the reasonableness of the private security costs charged to the contract. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of March 31, 2012, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1’s and recover the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of March 31, 2012, we have outstanding Form 1’s from the DCAA disapproving $124 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $66 million withheld from us by the customer. We believe it is probable that we will recover the amounts withheld from us by the customer. The U.S. COFC proceedings were held in the fourth quarter of 2011 and we expect a decision in the second quarter of 2012. With respect to questions raised regarding billing in accordance with contract terms, as of March 31, 2012, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of March 31, 2012, we had withheld $25 million in payments from our subcontractors pending the resolution of these matters with our customer.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from one of our subcontractors, Tamimi, in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. We have evaluated the DOJ’s counterclaim and believe it to be without merit. Trial in the U.S. COFC took place during the fourth quarter of 2011 and post-trial briefs by KBR and the DOJ were filed. We expect a ruling from the court in the second quarter of 2012.

Transportation costs. In 2007, the DCAA, raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our March 31, 2012 and December 31, 2011 accompanying condensed balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain personnel replacement costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances. We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We do not believe we face a risk of significant loss from any disallowance of these costs in excess of the loss of accruals we have recorded.

Construction services. From February 2009 through September 2010, we received Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) allowing approximately $10 million and disallowing $15 million of direct costs. We intend to file a claim with the contracting officer and, if necessary, file an appeal with the ASBCA. As of March 31, 2012, the U.S. Navy has withheld approximately $9 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of March 31, 2012, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is pending a ruling on a discovery matter before further motions can be filed. Trial for this matter has not been scheduled. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of March 31, 2012, no amounts have been accrued.

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

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, Pennsylvania in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. The case was removed to Federal Court where motion to dismiss was filed. The court issued a stay in the discovery of the case, pending an appeal of certain pre-trial motions to dismiss that were previously denied. In August 2010, the Court of Appeals dismissed our appeal concluding it did not have jurisdiction. Discovery has been completed and our motions to dismiss were heard on March 30, 2012. We are not able to determine the likely outcome nor can we estimate a range of potential loss, if any, related to this matter at this time. As of March 31, 2012, no amounts have been accrued.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. All of the pending cases were removed to Federal Court, the majority of which were consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of March 31, 2012, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various federal district courts against KBR by national guardsman and other military personnel alleging exposure to potentially hazardous chemicals at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases with one pending in Houston, Texas and one pending in the District of Oregon. Collectively, the suit represents approximately 170 individual plaintiffs all of which are current and former national guardsmen who claim they were exposed to sodium dichromate while escorting KBR employees who were working at the water treatment plant and that the defendants knew or should have known that the potentially toxic substance existed and negligently failed to protect the guardsmen from exposure. The U.S. Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR’s commencement of work on the site. KBR notified the USACE within two days after discovering the sodium dichromate and took effective measures to remediate the site. KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims. KBR will also assert Political Question Doctrine and Government Contractor defenses. Additionally, U.S. Government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers. However, due to the inherent uncertainties of litigation and because the litigation is in the preliminary stages, we cannot accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter. Trials have been scheduled for September 2012 in Houston, Texas and October 2012 for the case in Oregon. As of March 31, 2012, no amounts have been accrued. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR. In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone. The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR’s appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs sought a rehearing of the dismissal by the Fifth Circuit which was denied in April 2012. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

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

Other Matters

Claims. Included in receivables in our condensed consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $192 million at March 31, 2012, of which $106 million is included in “Accounts receivable” and $86 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $106 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $86 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at March 31, 2012, are considered to be probable of collection and have been previously recognized as revenue.

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of March 31, 2012, we have a liability of $201 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $201 million pursuant to the indemnification under the MSA which is included in “Other current assets” as of March 31, 2012. The arbitration award payable to Petrobras will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Halliburton has directed us to challenge the arbitration award as being defective or outside the jurisdiction of the arbitration panel. This challenge was filed in the United States District Court for the Southern District of New York on December 16, 2011. We will continue to be responsible for all ongoing legal costs associated with this matter. If the challenge to the arbitration award is successful and the award payable to Petrobras is either reduced or reversed in a future period, we would reverse the related tax benefit previously recognized as a charge to income as tax expense in that period. As of March 31, 2012, we do not believe there are any legal limitations on our ability to recover the full amount of the cash arbitration award and we intend to assert our rights under the indemnity agreement with Halliburton.

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

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of March 31, 2012. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

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

FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins (FAO), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium. The contracts had an initial value of approximately €113 million. Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays. The project was completed in October 2003. In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items. MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO. FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities some of which we believe is either barred by the language in the contract or has not been adequately supported. Although the court expert has issued several preliminary reports which support our claim receivable, a final report has yet to be issued that addresses the full value of KBR’s claims. We currently expect the court expert to release a final report in June 2012. We do not believe we face a risk of significant loss associated with the value of the claim receivable recorded on our balance sheets or FAO’s counterclaims. As of March 31, 2012, no amounts have been accrued related to the counterclaim.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and at March 31, 2012, and we had utilized $708 million of our credit capacity. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance. The letters of credit outstanding included $219 million issued under our Credit Agreement and $489 million issued under uncommitted bank lines at March 31, 2012. Of the total letters of credit outstanding, $293 million relate to our joint venture operations and $10 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other

As of March 31, 2012, we had commitments to provide funds to our privately financed projects of $13 million, primarily related to future equity funding on our Allenby and Connaught project coming due within one year. Our commitments to fund our privately financed projects are supported by letters of credit as described above.

Note 9. Transactions with Former Parent

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 8. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

As of March 31, 2012, “Due to former parent, net” was approximately $53 million and was comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $45 million at March 31, 2012 and relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. The remaining balance of $8 million included in “Due to former parent, net” as of March 31, 2012 is associated with various other amounts payable to Halliburton arising under the other separation agreements.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for significantly greater amounts that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement.

As of March 31, 2012, included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $18 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims. The timing of ultimate resolution of these matters will depend in part on future discussion with Halliburton, which if not fruitful, could lead to arbitration under the terms of the separation agreements.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $201 million associated with our estimated liability in the bolts matter which is included in “Other current assets” as of March 31, 2012.

Note 10. Income Taxes

Our effective tax rate was approximately 9% for the three months ended March 31, 2012 and 16% for the three months ended March 31, 2011. The U.S. statutory tax rate for all periods was 35%. Excluding discrete items, our effective tax rate was approximately 27% for the three months ended March 31, 2012 and was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first quarter of 2012, we recognized discrete net tax benefits of approximately $20 million including benefits primarily related to deductions arising from an unconsolidated joint venture in Australia as well as the recognition of previously unrecognized tax benefits related to tax positions taken in prior years based on progress in resolving transfer pricing matters with certain taxing jurisdictions.

Our effective tax rate for the three months ended March 31, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. Our effective tax rate excluding discrete items was approximately 32% for the three months ended March 31, 2011. In addition, we recognized discrete tax benefits from the execution of tax planning strategies and from the reduction of deferred tax liabilities recorded in prior periods as a result of changes in estimates of the tax liability that will associated with the pending liquidation of an unconsolidated joint venture in Australia.

Note 11. Shareholders’ Equity

The following table summarizes our shareholders’ equity activities during the three months ended March 31, 2012 and 2011:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2011	$2,442	$2,005	$1,607	(569)	$(548)	$(53)
Stock-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Tax benefit increase related to stock-based plans	2	2	—	—	—	—
Dividends declared to shareholders	(7)	—	(7)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Distributions to noncontrolling interests	(5)	—	—	—	—	(5)
Net income	98	—	91	—	—	7
Other comprehensive income, net of tax	8	—	—	—	7	1

Balance at March 31, 2012	$2,538	$2,014	$1,691	$(576)	$(541)	$(50)

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2010	$2,204	$1,981	$1,157	(454)	$(438)	$(42)
Stock-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit increase related to stock-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(8)	—	(8)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1			1
Distributions to noncontrolling interests	(37)	—	—	—	—	(37)
Net income	117	—	105	—	—	12
Other comprehensive income, net of tax	6	—	—	—	6	—

Balance at March 31, 2011	$2,289	$1,989	$1,254	$(455)	$(432)	$(67)

Accumulated other comprehensive loss consisted of the following balances:

	March 31,	December 31,
Millions of dollars	2012	2011
Cumulative translation adjustments	$(71)	$(70)
Pension liability adjustments	(466)	(471)
Unrealized losses on derivatives	(4)	(7)

Total accumulated other comprehensive loss	$(541)	$(548)

Note 12. Fair Value Measurements

The financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total Fair Value at Reporting Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$17	$11	$6	$—
Derivative assets	$4	$—	$4	$—
Derivative liabilities	$5	$—	$5	$—

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

Note 13. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities which are further described below.

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

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of March 31, 2012
Unconsolidated VIEs	Total assets	Total liabilities	Maximum exposure to loss
(in millions, except for percentages)
U.K. Road projects	$1,390	$1,522	$31
Fermoy Road project	$229	$254	$3
Allenby & Connaught project	$3,027	$2,955	$49
EBIC Ammonia project	$704	$518	$41
Inpex LNG project	$45	$41	$30

	As of December 31, 2011
Unconsolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
U.K. Road projects	$1,393	$1,520
Fermoy Road project	$228	$249
Allenby & Connaught project	$2,954	$2,916
EBIC Ammonia project	$693	$389

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

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of March 31, 2012, our performance through the construction phase is supported by $43 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of March 31, 2012, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $38 million and $2 million, respectively. The $47 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $13 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and continue to provide operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of March 31, 2012, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $64 million and $3 million, respectively. The $38 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of March 31, 2012.

Inpex LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Inpex Ichthys Onshore LNG Export Facility in Darwin, Australia (“Inpex LNG project”). The project will be executed using an onshore and offshore joint venture in which we own a 30% equity interest. The project is accounted for using the equity method of accounting. At March 31, 2012, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $40 million and $10 million, respectively. The $20 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of March 31, 2012.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	As of March 31, 2012
Consolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
Fasttrax Limited project	$107	$112
Escravos Gas-to-Liquids project	$314	$369
Pearl GTL project	$146	$141
Gorgon LNG project	$403	$463

	As of December 31, 2011
Consolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
Fasttrax Limited project	$103	$108
Escravos Gas-to-Liquids project	$326	$381
Pearl GTL project	$153	$146
Gorgon LNG project	$546	$607

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principal and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at March 31, 2012, is summarized in the following table and are also reflected on the face of our condensed consolidated balance sheet as “Non-recourse project-finance debt.” The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. Assets collateralizing the JV’s senior bonds include cash and equivalents of $27 million and property, plant, and equipment of approximately $74 million, net of accumulated depreciation of $47 million as of March 31, 2012.

Consolidated amounts of non-recourse project-finance debt of a VIE

Millions of Dollars	March 31, 2012
Current non-recourse project-finance debt of a variable interest entity	$10
Noncurrent non-recourse project-finance debt of a variable interest entity	$90

Total non-recourse project-finance debt of a variable interest entity	$100

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest in the joint venture and determined that we are the primary beneficiary which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at March 31, 2012 and December 31, 2011, the joint venture had approximately $86 million and $119 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

Note 14. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$—
Interest cost	1	20	1	21
Expected return on plan assets	(1)	(23)	(1)	(24)
Recognized actuarial loss	1	6	—	5

Net periodic benefit cost	$1	$4	$—	$2

For the three months ended March 31, 2012, we contributed approximately $7 million of the $26 million we currently expect to contribute to our international plans in 2012, and approximately $1 million of the $4 million we currently expect to contribute to our domestic plans in 2012.

Note 15. Recent Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard did not to have a material impact on our financial position, results of operations, cash flows and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively during interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard did not to have a material impact on our financial position, results of operations, cash flows and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2011 Annual Report on Form 10-K.

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

Capital expenditures in our petroleum and petrochemical markets are driven by global economic growth expectations reflected in a long global spending cycle. The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to financial shock. The hydrocarbons market in most international regions has improved from the downturn that occurred as a result of the worldwide economic recession. We now see long term growth in environmentally and economically driven energy projects including demand for related licensed process technologies, offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Upstream and downstream investment plans are advancing in such resource rich areas as the Middle East, Brazil, North Sea and East and West Africa. LNG prospects continue to develop in the Asia-Pacific region, as well as in East Africa and North America as a result of the recent gas discoveries. Each of these trends plays to KBR’s particular capability to deliver large projects in remote locations and harsh environments.

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

Infrastructure, Government and Power Markets (“IGP”)

A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. The logistics support services that KBR provides the U.S. military are delivered under our LogCAP IV and other contracts which are competitively bid contracts. As a result of withdrawal of U.S. combat troops in Iraq, KBR has demobilized in the Iraqi theater of operations and the scope of KBR operations under the LogCAP III contract effectively ended in December 2011. Although we have seen some U.S. troop deployments shift within the Middle East region to Afghanistan and other areas under LogCAP IV, we expect the volume of services we provide to the U.S. government in the Middle East to continue to decline over the next few years. The U.K. military’s presence has also shifted to Afghanistan. As the overall U.S. and U.K. government spending for contingency operations declines, we see increased opportunities for logistics and infrastructure projects in Europe and other parts of the Middle East.

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

Results of Operations

We analyze the financial results for each of our four business groups including the related business units within Hydrocarbons and IGP. The business groups presented are consistent with our reportable segments discussed in Note 5 to our condensed consolidated financial statements. While certain of the business units and product service lines presented below do not meet the criteria for reportable segments in accordance with FASB ASC 280 – Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors. In the first quarter of 2012, we began reporting the Infrastructure and Minerals as separate business units. Prior periods have been conformed to the current presentation.

For purposes of reviewing the results of operations, “business group income” is calculated as revenue less cost of services managed and reported by the business group and are directly attributable to the business group. Business group income excludes unallocated corporate, general, and administrative expenses and other non-operating income and expense items.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenue by Business Group

	Three Months Ended March 31,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$805	$746	$59	8%
Oil & Gas	121	121	—	—
Downstream	141	136	5	4%
Technology	49	44	5	11%

Total Hydrocarbons	1,116	1,047	69	7%

Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	209	605	(396)	(65)%
International Government, Defence and Support Services	98	69	29	42%
Infrastructure	64	63	1	2%
Minerals	63	57	6	11%
Power and Industrial	84	61	23	38%

Total IGP	518	855	(337)	(39)%

Services	348	397	(49)	(12)%
Ventures	14	17	(3)	(18)%
Other	5	5	—	—

Total revenue	$2,001	$2,321	$(320)	(14)%

(1)	We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from unconsolidated joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group

	Three Months Ended March 31,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Income (loss):
Hydrocarbons:
Gas Monetization	$79	$64	$15	23%
Oil & Gas	23	24	(1)	(4)%
Downstream	14	19	(5)	(26)%
Technology	20	18	2	11%

Total job income	136	125	11	9%
Gain on sales of assets	—	1	(1)	—
Divisional overhead	(31)	(27)	(4)	(15)%

Total Hydrocarbons	105	99	6	6%

Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	15	55	(40)	(73)%
International Government, Defence and Support Services	36	17	19	112%
Infrastructure	15	22	(7)	(32)%
Minerals	(1)	7	(8)	(114)%
Power and Industrial	10	6	4	67%

Total job income	75	107	(32)	(30)%
Gain on sales of assets	2	—	2	—
Divisional overhead	(38)	(46)	8	17%

Total IGP	39	61	(22)	(36)%

Services:
Job income	28	32	(4)	(13)%
Divisional overhead	(16)	(19)	3	16%

Total Services	12	13	(1)	(8)%

Ventures:
Job income	8	11	(3)	(27)%
Divisional overhead	(1)	(1)	—	—

Total Ventures	7	10	(3)	(30)%

Other:
Job income	4	4	—	—
Gain on sales of assets	2	—	2	—
Divisional overhead	(3)	(2)	(1)	(50)%

Total Other	3	2	1	50%

Total business group income	166	185	(19)	(10)%
Unallocated amounts:
Labor costs absorption income	1	3	(2)	(67)%
Corporate general and administrative expense	(55)	(44)	(11)	(25)%

Total operating income	$112	$144	$(32)	(22)%

Hydrocarbons

Gas Monetization. Revenue from Gas Monetization in the first quarter of 2012 increased $59 million compared to the first quarter of 2011, and job income increased approximately $15 million. Revenue increased due to the newly awarded Ichthys LNG project, but was partially offset by reductions in revenue from GTL projects that were nearing completion. Job income for the first quarter of 2012 increased primarily due to start-up activities on the newly awarded Ichthys LNG project and increased activity on other LNG projects, partially offset by lower progress on the Skikda and Pearl projects that were nearing completion in the first quarter of 2012. In addition, we received a $9 million restitution payment from the former KBR CEO in the first quarter of 2012 related to the settlement of the Bonny Island matters but was substantially offset by the absence of an $8 million gain in the first quarter of 2011 related to the sale of our interest in an unconsolidated joint venture to construct an LNG plant in Indonesia.

Oil & Gas. Revenue and job income in Oil & Gas in the first quarter of 2012 were essentially flat compared to the first quarter of 2011, primarily due to the start of new technical service projects, higher progress and additional scopes of work on existing projects primarily located in Azerbaijan and the North Sea that were substantially offset by completion or near completion of other projects.

Downstream. Downstream revenue increased by $5 million in the first quarter of 2012 compared to the same period of the prior year primarily due to increased activity on newly awarded and other existing projects in the Americas and Middle East regions which contributed approximately $47 million in the aggregate to the increase in revenue. These increases were partially offset by lower revenues of $40 million on projects in the Middle East and Africa which showed slower progress or were either completed or nearing completion as of the first quarter of 2012. Downstream job income decreased approximately $5 million in the first quarter of 2012 compared to the same period of the prior year primarily driven by lower volumes on projects in the Middle East and Africa that are nearing completion and lower margins in the first quarter of 2012 on newly awarded projects.

Technology. Technology revenue and job income increased by $5 million and $2 million in the first quarter of 2012 compared to the same period of the prior year, respectively, primarily due to the progress achieved on a proprietary equipment project in Brazil, license and engineering projects in Egypt, China and Russia which collectively contributed approximately $21 million to the increase in Technology revenue and approximately $11 million to the increase in Technology job income. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on an ammonia project located in Brazil.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL). Revenue from our NAGL Operations decreased by $396 million in the first quarter of 2012 compared to the first quarter of 2011, mainly as a result of the December 2011 completion of operations in Iraq under the LogCAP III contract. Although we continue to complete closeout activities on the LogCAP III contract from Kuwait and the U.S., the majority of our services in the region have been shifted to the LogCAP IV contract and primarily relate to supporting the U.S. Department of State in Iraq. Job income from NAGL decreased by approximately $40 million in the first quarter of 2012 compared to the same period in the prior year primarily due to the completion of operations under the LogCAP III contract and $16 million in award fees received on the LogCAP III contract in the first quarter of 2011 which did not recur in 2012. Partially offsetting the decrease was higher job income related to the LogCAP IV contract.

International Government, Defence and Support Services (“IGDSS”). Revenue from IGDSS increased by approximately $29 million and job income increased by $19 million in the first quarter of 2012 compared to the same period of the prior year. The increase in revenue and job income was primarily related to reduced cost estimates for the remaining period of performance for construction activities on the Allenby & Connaught project, increased activity under a NATO contract in Afghanistan, project close-out activities and other new project awards.

Infrastructure. Revenue from Infrastructure increased approximately $1 million in the first quarter of 2012 over the same period of the prior year. Higher activity on various infrastructure projects primarily in Australia and the Middle East increased revenue by approximately $13 million and was partially offset by the absence of a project incentive earned on a transport project recognized in the first quarter of 2011. Job income from Infrastructure decreased $7 million in the first quarter of 2012 over the same period of the prior primarily due to the absence of a project incentive recognized in the first quarter of 2011 which did not recur in 2012, which was partially offset by an increase in job income due to higher activity on other projects.

Minerals. Revenue from Minerals increased approximately $6 million in the first quarter of 2012 over the same period of the prior year primarily due to the increased activity on an existing mining project and several newly awarded FEED projects in Western Australia. Job income from Minerals decreased $8 million in the first quarter of 2012 over the same period of the prior year primarily as a result of increased estimated costs to complete an EPC project in North America.

Power and Industrial (“P&I”). Revenue from P&I increased $23 million and job income increased $4 million in the first quarter of 2012 over the same period in the prior year primarily due to new projects awarded since the first quarter of 2011 including the coal gasification project in Mississippi and a waste-to-energy expansion project in Florida. This growth was partially offset by a decline in volume and job income from projects which are approaching completion.

Services

Services revenue in the first quarter of 2012 decreased by $49 million compared to the same period of the prior year. Revenue declined primarily due to the completion of several large hospital projects in our Building Group, reduced activity on a multi-site contract to provide construction, maintenance and services throughout the Eastern and Gulf Coast regions of the U.S and reduced activity on other projects. These declines were partially offset by an increase in revenue from our Canada operations primarily due to increased activity on a new module assembly project and other projects.

Job income decreased by approximately $4 million in the first quarter of 2012 compared to the same period of the prior year. The decrease resulted from a decline in volume of work on U.S. Construction and Industrial Services projects as well as and lower activity as a result of maintenance on a vessel in the MMM joint venture. This decline was partially offset by increased job income from our Canada operations on the projects mentioned previously.

Ventures

Our Ventures operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue was $14 million and job income was $8 million in the first quarter of 2012 compared to revenue of $17 million and job income of $11 million in the first quarter of 2011. The decrease in revenue and job income was attributable to lower ammonia prices and noncash hedge accounting adjustments related to the EBIC ammonia plant in Egypt.

Unallocated amounts

Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption income was $1 million in the first quarter of 2012, an decrease of $2 million over the same period of the prior year, primarily due to lower chargeability and utilization in several of our engineering offices compared to the first quarter of 2011.

General and administrative expense was $55 million in the first quarter of 2012 compared to $44 million in the first quarter of 2011. The increase is primarily related to timing issues that gave rise to lower facilities and IT systems support costs, as well as lower costs associated with incentive compensation programs in the first quarter of 2011 which did not reoccur in the first quarter of 2012.

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

	Three Months Ended March 31, 2012
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$805	$—	$805
Oil & Gas	121	41	162
Downstream	141	85	226
Technology	49	—	49

Total Hydrocarbons	1,116	126	1,242

Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	209	13	222
International Government, Defence and Support Services	98	—	98
Infrastructure	64	—	64
Minerals	63	—	63
Power and Industrial	84	209	293

Total IGP	518	222	740

Services	348	(348)	—
Other	19	—	19

Total KBR Revenue	$2,001	$—	$2,001

	Three Months Ended March 31, 2011
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$746	$—	$746
Oil & Gas	121	36	157
Downstream	136	92	228
Technology	44	—	44

Total Hydrocarbons	1,047	128	1,175

Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	605	29	634
International Government, Defence and Support Services	69	—	69
Infrastructure	63	—	63
Minerals	57	—	57
Power and Industrial	61	240	301

Total IGP business segment revenue	855	269	1,124

Services	397	(397)	—
Other	22	—	22

Total KBR Revenue	$2,321	$—	$2,321

Non-operating items

Net interest expense was $2 million in the first quarter of 2012 and $5 million in the first quarter of 2011. The reduction in expense is primarily associated with favorable terms of our new Credit Agreement. Interest income was substantially the same in both periods.

Our effective tax rate was approximately 9% for the three months ended March 31, 2012 and 16% for the three months ended March 31, 2011. The U.S. statutory tax rate for all periods was 35%. Excluding discrete items, our effective tax rate was approximately 27% for the three months ended March 31, 2012 and was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first quarter of 2012, we recognized discrete net tax benefits of approximately $20 million including benefits primarily related to deductions arising from an unconsolidated joint venture in Australia as well as the recognition of previously unrecognized tax benefits related to tax positions taken in prior years based on progress in resolving transfer pricing matters with certain taxing jurisdictions.

Our effective tax rate for the three months ended March 31, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. Our effective tax rate excluding discrete items was approximately 32% for the three months ended March 31, 2011. In addition, we recognized discrete tax benefits from the execution of tax planning strategies and from the reduction of deferred tax liabilities recorded in prior periods as a result of changes in estimates of the tax liability that will associated with the pending liquidation of an unconsolidated joint venture in Australia.

Net income attributable to noncontrolling interests was $7 million and $12 million in the first quarter of 2012 and 2011, respectively. The decrease primarily resulted from higher costs on certain LNG and ammonia plant projects executed by joint ventures.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.8 billion at March 31, 2012 and $1.7 billion at December 31, 2011. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $3.2 billion at March 31, 2012 and $3.4 billion at December 31, 2011. All backlog is attributable to firm orders as of March 31, 2012 and December 31, 2011. Backlog attributable to unfunded government orders was $203 million at March 31, 2012 and $395 million as of December 31, 2011.

Backlog

	March 31,	December 31,
Millions of dollars	2012	2011
Hydrocarbons:
Gas Monetization	$9,008	$3,880
Oil & Gas	286	289
Downstream	461	546
Technology	238	258

Total Hydrocarbons	9,993	4,973

Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	736	899
International Government, Defence and Support Services	1,040	1,086
Infrastructure	268	265
Minerals	202	237
Power and Industrial	768	777

Total IGP	3,014	3,264

Services	1,806	1,766
Ventures	938	928

Total backlog	$15,751	$10,931

We estimate that as of March 31, 2012, 44% of our backlog will be executed within one year. As of March 31, 2012, 38% of our backlog was attributable to fixed-price contracts and 62% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog increased approximately $5.0 billion due to the award of the Ichthys LNG project in Gas Monetization backlog of approximately $5.6 billion and was partially offset by $613 million of work performed on existing projects in Hydrocarbons. IGP backlog decreased by $250 million primarily as a result of work performed on existing projects across all IGP business units. Services backlog remained relatively flat as new awards of $360 million primarily in our U.S. Construction and Canada product lines were offset by work performed of approximately $320 million on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $837 million at March 31, 2012 and $966 million at December 31, 2011, which included $194 million and $244 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures and we expect to use the cash to pay project costs.

We generally do not provide for U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of March 31, 2012, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $403 million.

Cash Flow Activities

	For the Three Months Ended March 31,
Millions of dollars	2012	2011
Cash flows provided by (used in) operating activities	$(107)	$225
Cash flows used in investing activities	(15)	(34)
Cash flows used in financing activities	(15)	(202)
Effect of exchange rate changes on cash	8	13

Increase (decrease) in cash and equivalents	$(129)	$2

Operating activities. Cash used in operations totaled $107 million in the first quarter of 2012 and was driven primarily by the timing of working capital requirements on several large projects. In addition, we contributed approximately $8 million to our pension funds during the first quarter of 2012.

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

Investing activities. Cash used in investing activities in the first quarter of 2012 totaled $15 million which was primarily due to capital expenditures of $16 million associated with information technology projects and leasehold improvements.

Cash used in investing activities in the first quarter of 2011 totaled $34 million. Capital expenditures were $26 million and primarily related to increased corporate infrastructure spending and leasehold improvements. Additionally, we also made investments totaling $8 million in an equity method joint venture associated with the lease extension of our corporate headquarters.

Financing activities. Cash used in financing activities in the first quarter of 2012 totaled $15 million and included $7 million related to dividend payments to our shareholders, $7 million of payments to repurchase shares of our common stock, and $5 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures. These payments were partially offset by proceeds from the exercise of stock options.

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

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and advances under our Credit Agreement.

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

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement) with a syndicate of international banks, replacing the three-year unsecured revolving credit agreement, dated November 3, 2009 (the “Prior Credit Agreement”) which terminated upon closing of the Credit Agreement. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit, and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate being equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit upon issuance. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of March 31, 2012, there were $219 million in letters of credit and no advances outstanding.

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

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted in incurring indebtedness, however, they are permitted to incur indebtedness as it relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 8 to our condensed consolidated financial statements). At March 31, 2012, the remaining availability under the Distribution Cap was approximately $719 million.

Currently, we do not believe we have any significant exposure to the ongoing European debt crisis through our banking relationships. Although we maintain banking relationships with several U.K. and continental European banks, very few banks are located in the more economically distressed nations within the European Union, such as Greece, Ireland, Italy, Portugal or Spain.

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a contract in 2001 with the U.K. MoD to provide a fleet of 92 heavy equipment transporters (“HETs”) to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains the HET fleet for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million and are non-recourse to KBR and its partner including £12.2 million which was replaced when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. The bonds are guaranteed by Ambac Assurance UK Ltd under a policy that guarantees the schedule of the principal and interest payments to the bond trustee in the event of non-payment by Fasttrax Limited.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2012 through 2016 totals £6 million in each year and £33 million thereafter. In accordance with FASB ASC 810 our condensed consolidated financial statements for three months ended March 31, 2012, include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. For additional information see Note 13 of our condensed consolidated financial statements.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and at March 31, 2012, and we had utilized $708 million of our credit capacity. Surety bonds are also posted under the terms of certain contracts primarily related to state and local government projects to guarantee our performance. The letters of credit outstanding included $219 million issued under our Credit Agreement and $489 million issued under uncommitted bank lines at March 31, 2012. Of the total letters of credit outstanding, $293 million relate to our joint venture operations and $10 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other obligations. As of March 31, 2012, we had commitments to provide funds to our privately financed projects of $13 million, primarily related to future equity funding on our Allenby and Connaught project coming due within one year. Our commitments to fund our privately financed projects are supported by letters of credit as described above.

Other factors affecting liquidity

Government claims. Included in receivables in our condensed consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $192 million at March 31, 2012, of which $106 million is included in “Accounts receivable” and $86 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $106 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above. We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs. The remaining unapproved claims balance of approximately $86 million primarily represents costs for which incremental funding is pending in the normal course of business. The majority of costs in this category are normally funded within several months after the costs are incurred. The unapproved claims outstanding at March 31, 2012, are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $11 million at March 31, 2012 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

Information related to transactions with our former parent is described in Note 9 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Transactions with Former Parent and the information discussed therein is incorporated herein.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On August 26, 2011, KBR announced that its Board of Directors authorized a new share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2012.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2 – 23, 2012
Repurchase Program (a)	204,700	$28.43	204,700	7,771,206
Employee Transactions (b)	4,940	$29.61	—	—
February 3 – 28, 2012
Repurchase Program (a)	—	$—	—	7,771,206
Employee Transactions (b)	865	$33.89	—	—
March 5 – 26, 2012
Repurchase Program (a)	—	$—	—	7,771,206
Employee Transactions (b)	39,036	$35.86	—	—

Total
Repurchase Program (a)	204,700	$28.43	—	7,771,206
Employee Transactions (b)	44,841	$35.13	—	—

(a)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.
(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

Date: April 25, 2012