Form 10-Q
period 2012-06-30
KBR, INC.
filed 2012-07-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

As of July 11, 2012, there were 147,323,837 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Services	$2,029	$2,416	$3,993	$4,693
Equity in earnings of unconsolidated affiliates, net	33	41	70	85
Total revenue	2,062	2,457	4,063	4,778
Operating costs and expenses:
Cost of services	1,879	2,231	3,717	4,365
General and administrative	52	58	107	102
Loss (gain) on disposition of assets, net	2	(1)	(2)	(2)
Total operating costs and expenses	1,933	2,288	3,822	4,465
Operating income	129	169	241	313
Interest expense, net	(2)	(5)	(4)	(10)
Foreign currency gains, net	3	2	2	3
Other non-operating income (expense)	1	—	(1)	(1)
Income before income taxes and noncontrolling interests	131	166	238	305
Less: Provision for income taxes	(19)	(39)	(28)	(61)
Net Income	112	127	210	244
Less: Net income attributable to noncontrolling interests	(8)	(27)	(15)	(39)
Net income attributable to KBR	$104	$100	$195	$205
Net income attributable to KBR per share:
Basic	$0.70	$0.65	$1.31	$1.35
Diluted	$0.70	$0.65	$1.31	$1.34
Basic weighted average common shares outstanding	148	151	148	151
Diluted weighted average common shares outstanding	149	152	149	152
Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$112	$127	$210	$244
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments (“CTA”):
Cumulative translation adjustments	(17)	(8)	(15)	(3)
Reclassification adjustment for CTA included in net income	1	—	(2)	(1)
Net cumulative translation adjustment, net of tax	(16)	(8)	(17)	(4)
Pension liability adjustments, net of tax provision of $2, $2, $4 and $3	6	3	11	8
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	1	1	2	(3)
Reclassification adjustments for losses included in net income	—	—	2	1
Net unrealized gain (loss) on derivatives, net of tax benefit of $0, $0, $1 and $2	1	1	4	(2)
Other comprehensive (loss) income, net of tax	(9)	(4)	(2)	2
Comprehensive income	103	123	208	246
Less: Comprehensive income attributable to noncontrolling interests	(8)	(27)	(16)	(39)
Comprehensive income attributable to KBR	$95	$96	$192	$207

See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Balance Sheets (In millions, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$824	$966
Receivables:
Accounts receivable, net of allowance for bad debts of $13 and $24	1,155	1,227
Unbilled receivables on uncompleted contracts	710	435
Total receivables	1,865	1,662
Deferred income taxes	277	297
Other current assets	480	517
Total current assets	3,446	3,442
Property, plant, and equipment, net of accumulated depreciation of $329 and $364 (including $71 and $75, net, owned by a variable interest entity – see Note 13)	368	384
Goodwill	955	951
Intangible assets, net	105	113
Equity in and advances to related companies	222	190
Noncurrent deferred income taxes	123	128
Noncurrent unbilled receivables on uncompleted contracts	312	313
Other noncurrent assets	164	152
Total assets	$5,695	$5,673

KBR, Inc. Condensed Consolidated Balance Sheets, continued (In millions, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$806	$761
Due to former parent, net	52	53
Advance billings on uncompleted contracts	501	626
Reserve for estimated losses on uncompleted contracts	15	22
Employee compensation and benefits	196	226
Current non-recourse project-finance debt of a variable interest entity (Note 13)	10	10
Other current liabilities	598	586
Total current liabilities	2,178	2,284
Noncurrent employee compensation and benefits	440	470
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 13)	83	88
Other noncurrent liabilities	158	177
Noncurrent income tax payable	123	141
Noncurrent deferred tax liability	92	71
Total liabilities	3,074	3,231
KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 172,863,492 and 172,367,045 shares issued, and 147,726,797 and 148,143,420 shares outstanding	—	—
Paid-in capital in excess of par	2,021	2,005
Accumulated other comprehensive loss	(550)	(548)
Retained earnings	1,787	1,607
Treasury stock, 25,136,695 shares and 24,223,625 shares, at cost	(593)	(569)
Total KBR shareholders’ equity	2,665	2,495
Noncontrolling interests	(44)	(53)
Total shareholders’ equity	2,621	2,442
Total liabilities and shareholders’ equity	$5,695	$5,673

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$210	$244
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	33	35
Equity in earnings of unconsolidated affiliates	(70)	(85)
Deferred income tax expense (benefit)	57	(13)
Other adjustments	14	5
Changes in operating assets and liabilities:
Receivables	55	(25)
Unbilled receivables on uncompleted contracts	(292)	(8)
Accounts payable	52	(27)
Advanced billings on uncompleted contracts	(115)	(2)
Accrued employee compensation and benefits	(53)	37
Reserve for loss on uncompleted contracts	(7)	(4)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(3)	22
Distribution of earnings from unconsolidated affiliates	47	61
Other, net	17	(17)
Total cash flows provided by (used in) operating activities	(55)	223
Cash flows from investing activities:
Capital expenditures	(33)	(47)
Acquisition of business, net	(2)	—
(Investment in) / return of capital from equity method joint ventures	4	(11)
Total cash flows used in investing activities	(31)	(58)
Cash flows from financing activities:
Acquisition of noncontrolling interest	—	(164)
Payments to reacquire common stock	(25)	(37)
Distributions to noncontrolling interests, net	(7)	(46)
Payments of dividends to shareholders	(15)	(15)
Net proceeds from issuance of stock	3	5
Payments on long-term borrowings	(10)	(10)
Excess tax benefits from stock-based compensation	4	3
Return of cash collateral on letters of credit, net	—	16
Other financing activities	1	—
Total cash flows used in financing activities	(49)	(248)
Effect of exchange rate changes on cash	(7)	9
Decrease in cash and equivalents	(142)	(74)
Cash and equivalents at beginning of period	966	786
Cash and equivalents at end of period	$824	$712
Noncash financing activities
Dividends declared	$8	$8
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2012	2011	2012	2011
Basic weighted average common shares outstanding	148	151	148	151
Stock options and restricted shares	1	1	1	1
Diluted weighted average common shares outstanding	149	152	149	152

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $0.5 million for the three months ended June 30, 2012 and 2011, and approximately $1 million for the six months ended June 30, 2012 and 2011. The diluted earnings per share calculation did not include 1.6 million and 1.1 million anti-dilutive weighted average shares for the three and six months ended June 30, 2012, respectively. The diluted earnings per share calculation did not include 0.7 million and 0.4 million anti-dilutive weighted average shares for the three and six months ended June 30, 2011, respectively.

Note 3. Business Combinations and Other Transactions
Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of June 30, 2012, we have liabilities of approximately $8 million classified on our condensed consolidated balance sheet as “Other noncurrent liabilities” and $1 million classified on our balance sheet as “Other current liabilities” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

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

Note 4. Percentage-of-Completion Contracts

Unapproved claims
The amounts of unapproved claims and change orders included in determining the profit or loss on contracts and recorded in current and non-current unbilled receivables on uncompleted contracts are as follows:

	June 30,	December 31,
Millions of dollars	2012	2011
Probable unapproved claims	$138	$31
Probable unapproved change orders	$51	$6
KBR share of probable unapproved change orders of unconsolidated subsidiaries	$25	$—

As of June 30, 2012, the probable unapproved claims and change orders related to several projects. Included in the table above are probable unapproved claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $111 million. The contract claims on this project represent incremental subcontractor costs incurred and we believe we have legal entitlement to recover these costs from the customer under the terms of the EPC contract. Approximately $43 million of the probable unapproved change orders at June 30, 2012 were subsequently approved by the customer in July 2012. Contracts with probable unapproved claims that will likely not be settled within one year totaled $18 million at June 30, 2012 and $19 million at December 31, 2011, and are reflected as a non-current asset in “Noncurrent unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. Other probable unapproved claims and change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. See Note 7 for a discussion of U.S. government contract claims, which are not included in the table above.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities that must be met within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $8 million at June 30, 2012 and $11 million at December 31, 2011, that we could incur based upon completing the projects as currently forecasted.

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

The table below presents information on our reportable business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2012	2011	2012	2011
Revenue:
Hydrocarbons	$1,122	$1,100	$2,238	$2,147
Infrastructure, Government and Power	491	890	1,009	1,745
Services	425	445	773	842
Other	24	22	43	44
Total revenue	$2,062	$2,457	$4,063	$4,778
Operating segment income:
Hydrocarbons	131	121	236	220
Infrastructure, Government and Power	28	72	67	133
Services	16	15	28	28
Other	12	13	22	25
Operating segment income	187	221	353	406
Unallocated amounts:
Labor cost absorption	(6)	6	(5)	9
Corporate general and administrative	(52)	(58)	(107)	(102)
Total operating income	$129	$169	$241	$313

Note 6. Committed Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for general cash needs, use on other projects or distributions to us without proper approval by the respective joint venture. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $251 million at June 30, 2012 and $244 million at December 31, 2011. We expect to use the cash on these projects to pay project costs.

Note 7. United States Government Contract Work

We provide substantial work under our government contracts to the United States Department of Defense (“DoD”) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP III and IV.

Given the demands of working in Iraq and elsewhere for the U.S. government, as discussed further below, we have disagreements and have experienced performance issues with the various government customers for which we work. When performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination, under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”) which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At June 30,

2012, we have open Form 1’s from the DCAA recommending suspension of payments totaling approximately $349 million associated with our contract costs incurred in prior years, of which approximately $144 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld approximately $58 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $96 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to approximately $45 million as of June 30, 2012, out of the Form 1’s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the DOJ as discussed further below. The ASBCA denied the Army’s latest request to stay the proceedings. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army does not prohibit the use of private security contractors by either KBR or its subcontractors.  However, our motion to dismiss was denied on grounds that potential fact issues remain related to the reasonableness of the private security costs charged to the contract.   Discovery on the remaining issues is in process and the next hearing is scheduled to occur in October 2012. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving approximately $25 million in costs related to containerized housing that had previously been deemed allowable. As of June 30, 2012, approximately $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1’s and recover the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of June 30, 2012, we have outstanding Form 1’s from the DCAA disapproving $118 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $63 million withheld from us by the customer. The U.S. COFC proceedings were held in the fourth quarter of 2011. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to approximately $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a non-cash, pre-tax charge of approximately $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the U.S. COFC ruling. Prior to the U.S. COFC ruling, Tamimi filed for arbitration against us in 2009 to recover the payments we withheld from Tamimi pending the resolution of Form 1's with our customer. In December 2010, the arbitration panel ruled that our subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. We do not believe we have the ability to recover the disallowed portion of the questioned costs previously paid to Tamimi. With respect to the remaining questions raised regarding billing in accordance with contract terms, as of June 30, 2012, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of June 30, 2012, we had withheld $19 million in payments from several of our subcontractors pending the resolution of these remaining matters with our customer.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi, in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. We have been notified by the DOJ that it intends to appeal the U.S. COFC's fraud ruling and that it has filed a notice of appeal.

In August 2011, another DFAC subcontractor, Gulf Coast Catering (“GCC”), filed for arbitration in the London Court of International Arbitration to recover approximately $9 million for payments we have withheld from them pending resolution of outstanding Form 1's with our customer. A hearing is scheduled for November 2012. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our June 30, 2012 and December 31, 2011 accompanying condensed consolidated balance sheets, is an accrued estimate of the cost incurred for these potentially non-compliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain transportation costs totaling approximately $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days.  The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We do not believe we face a risk of significant loss from any disallowance of these costs in excess of the loss accruals we have recorded.

Construction services. From February 2009 through September 2010, we received Form 1’s from the DCAA disapproving approximately $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) allowing approximately $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. As of June 30, 2012, the U.S. Navy has withheld approximately $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of June 30, 2012, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is pending a ruling on a discovery matter before further motions can be filed. The quantification of damages and theories that will remain has not yet been defined by the court. Trial for this matter has not been scheduled. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of June 30, 2012, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is being conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded approximately $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, net of maintenance, storage and security costs awarded to KBR. No payments are expected to occur until all claims are arbitrated and awards finalized. Arbitration hearings for the remaining subcontracts are expected to resume in September 2012. We believe any damages ultimately awarded to First Kuwaiti will be billable under the

LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, Pennsylvania in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiff's request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012 and we expect a ruling during the second half of 2012. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of June 30, 2012, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various federal district courts against KBR by national guardsman and other military personnel alleging exposure to potentially hazardous chemicals at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases with one pending in Houston, Texas and one pending in the District of Oregon.  Collectively, the suit represents approximately 170 individual plaintiffs all of which are current and former national guardsmen who claim they were exposed to sodium dichromate while escorting KBR employees who were working at the water treatment plant and that the defendants knew or should have known that the potentially toxic substance existed and negligently failed to protect the guardsmen from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR’s commencement of work on the site.  KBR notified the USACE within two days after discovering the sodium dichromate and took effective measures to remediate the site.  KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR will also assert Political Question Doctrine and Government Contractor defenses.  Additionally, U.S. Government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.  However, due to the inherent uncertainties of litigation and because the litigation is in the preliminary stages, we cannot accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter.  Trials have been scheduled for September 2012 in Houston, Texas and October 2012 for the case in Oregon.  As of June 30, 2012, no amounts have been accrued. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed resulting in deaths and severe injuries to truck drivers hired by KBR.  In 2005, survivors of the drivers killed and those that were injured in the convoy, filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone.  The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR’s appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs sought a rehearing of the dismissal by the Fifth Circuit which was denied in April 2012. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date. In July 2012, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court.

DOJ False Claims Act complaint.  In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms.  The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security.  We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under the LogCAP III contract.  Discovery closed under the Court's scheduling order in the second quarter of 2012. The DOJ did not participate in discovery on the merits. We now have several discovery motions and potentially dispositive motions pending before the Court. As a result of these delays and pending motions, we believe trial is unlikely to occur in 2012. Additionally, we believe the ASBCA decision interpreting the LogCAP III contract discussed above under the heading "Private Security" is sufficient to dismiss the DOJ's False Claims Act case. We continue to believe this complaint is without merit. We have not adjusted our revenues or accrued any amounts related to this matter.

Other Matters

Claims. Included in receivables in our condensed consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $204 million at June 30, 2012, of which $105 million is included in “Accounts receivable” and $99 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $105 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining unapproved claims balance of approximately $99 million primarily represents costs for which incremental funding is pending in the normal course of business.  The majority of costs in this category are normally funded within several months after the costs are incurred.  The unapproved claims outstanding at June 30, 2012, are considered to be probable of collection and have been previously recognized as revenue.

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of June 30, 2012, we have a liability of $205 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $205 million pursuant to the indemnification under the MSA which is included in “Other current assets” as of June 30, 2012. The arbitration award payable to Petrobras will be deductible for tax purposes when paid.  The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Halliburton has directed us to challenge the arbitration award as being defective or outside the jurisdiction of the arbitration panel. This challenge was filed in the United States District Court for the Southern District of New York on December 16, 2011. The

challenge has been fully briefed to the Court and oral argument has not been scheduled. We will continue to be responsible for all ongoing legal costs associated with this matter. If the challenge to the arbitration award is successful and the award payable to Petrobras is either reduced or reversed in a future period, we would reverse the related tax benefit previously recognized as a charge to income as tax expense in that period. As of June 30, 2012, we do not believe there are any legal limitations on our ability to recover the full amount of the cash arbitration award and we intend to assert our rights under the indemnity agreement with Halliburton.

PEMEX Arbitration

In 1997 and 1998 we entered into 3 contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico. The three contracts were known as Engineering, Procurement and Construction (“EPC”) 1, EPC 22 and EPC 28. All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit and asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. Appellate briefs have been filed by both parties and oral arguments were heard by the Second Circuit Court on February 2, 2012. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling. Both parties filed briefs and hearings were conducted in May and July 2012. Additional briefing has been requested by the Court and will be submitted in late August 2012 with a hearing to follow in September 2012. We believe the possibility of the trial court reversing its own ruling to be remote as U.S. courts have a strong record of recognizing and enforcing international arbitration awards. However, an unfavorable ruling by the trial court could have a material adverse impact to our results of operations.

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

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of June 30, 2012. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

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

FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins (FAO), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium.  The contracts had an initial value of approximately €113 million.  Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays.  The project was completed in October 2003.  In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items.  MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO.  FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities some of which we believe is either barred by the language in the contract or has not been adequately supported.  Although the court expert has issued several preliminary reports which support our claim receivable, a final report has yet to be issued that addresses the full value of KBR’s claims.  We currently expect the court expert to release a final report in October 2012.  We do not believe we face a risk of significant loss associated with the value of the claim receivable recorded on our balance sheets or FAO’s counterclaims. As of June 30, 2012, no amounts have been accrued related to the counterclaim.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit at June 30, 2012. We had utilized $682 million of our line of credit capacity. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $219 million issued under our Credit Agreement and $462 million issued under uncommitted bank lines at June 30, 2012. Of the total letters of credit outstanding, $280 million relate to our joint venture operations and $9 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other

As of June 30, 2012, we had commitments to provide funds to our privately financed projects of $8 million, primarily related to future equity funding on our Allenby and Connaught project coming due within one year. Our commitments to fund our privately financed projects are supported by letters of credit as described above.

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

As of June 30, 2012, “Due to former parent, net” was approximately $52 million and was comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes. Our estimate of amounts due to Halliburton under the tax sharing agreement was approximately $44 million at June 30, 2012 and relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. The remaining balance of $8 million included in “Due to former parent, net” as of June 30, 2012 is associated with various other amounts payable to Halliburton arising under the other separation agreements.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for amounts significantly greater than our accrued liability that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies. We believe the intercompany issues were settled and released as a result of our separation from Halliburton in 2007. On July 10, 2012, Halliburton filed a complaint in Texas State Court seeking to compel resolution of all issues under the tax sharing agreement rather than the master separation agreement. We are evaluating our response to the complaint. The remaining tax-related issues in dispute will be resolved by a designated "accounting referee" as provided for under the terms of the tax sharing agreement.

As of June 30, 2012, included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $18 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims. The timing of ultimate resolution of these matters will depend in part on future discussion with Halliburton and arbitration under the terms of the separation agreements as discussed above.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $205 million associated with our estimated liability in the bolts matter, including interest, which is included in “Other current assets” as of June 30, 2012.

Note 10. Income Taxes

Our effective tax rate was approximately 14% for the three months ended June 30, 2012 and 12% for the six months ended June 30, 2012.  The U.S. statutory tax rate for all periods was 35%. Excluding discrete items, our effective tax rate was approximately 30% and 28% for the three and six months ended June 30, 2012, respectively. Our effective tax rate excluding discrete items increased during the second quarter of 2012 by approximately 3% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The effective tax rate excluding discrete items was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first six months of 2012, we recognized discrete net tax benefits of approximately $39 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Our effective tax rate was approximately 24% for the three months ended June 30, 2011 and 20% for the six months ended June 30, 2011.  Excluding discrete items, our effective tax rate was approximately 28% and 30% for the three and six months ended June 30, 2011 respectively. Our effective tax rate excluding discrete items for the three and six months ended June 30, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures.  In the first six months of 2011, we recognized discrete tax benefits from the execution of tax planning strategies, the release of a tax reserve due to expiration of a statute and from the reduction of deferred tax liabilities as a result of changes in estimates of the tax liabilities related to the planned liquidation of an unconsolidated joint venture in Australia.

Note 11. Shareholders’ Equity

The following table summarizes our shareholders’ equity activities during the six months ended June 30, 2012 and 2011:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Share-based compensation	9	9	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit increase related to stock-based plans	4	4	—	—	—	—
Dividends declared to shareholders	(15)	—	(15)	—	—	—
Repurchases of common stock	(25)	—	—	(25)	—	—
Issuance of ESPP shares	1	—	—	1	—	—
Distributions to noncontrolling interests	(7)	—	—	—	—	(7)
Net income	210	—	195	—	—	15
Other comprehensive income, net of tax	(1)	—	—	—	(2)	1
Balance at June 30, 2012	$2,621	$2,021	$1,787	$(593)	$(550)	$(44)

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2010	2,204	1,981	1,157	(454)	(438)	(42)
Share-based compensation	9	9	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Tax benefit increase related to stock-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(15)	—	(15)	—	—	—
Repurchases of common stock	(37)	—	—	(37)	—	—
Issuance of ESPP shares	2			2
Distributions to noncontrolling interests	(46)	—	—	—	—	(46)
Net income	244	—	205	—	—	39
Other comprehensive income, net of tax	2	—	—	—	2	—
Balance at June 30, 2011	$2,371	$1,998	$1,347	$(489)	$(436)	$(49)

Accumulated other comprehensive loss consisted of the following balances:

	June 30,	December 31,
Millions of dollars	2012	2011
Cumulative translation adjustments	$(87)	$(70)
Pension liability adjustments	(460)	(471)
Unrealized losses on derivatives	(3)	(7)
Total accumulated other comprehensive loss	$(550)	$(548)

Note 12. Fair Value Measurements
The financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total Fair Value at Reporting Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$17	$11	$6	$—
Derivative assets	$6	$—	$6	$—
Derivative liabilities	$2	$—	$2	$—

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

Variable Interest Entities

The majority of our joint ventures are variable interest entities. We account for variable interest entities (“VIEs”) in accordance with FASB ASC 810 – Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE.

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects in our Hydrocarbons business group are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset post construction.

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

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of June 30, 2012
Unconsolidated VIEs	Total assets	Total liabilities	Maximum exposure to loss
(in millions, except for percentages)
U.K. Road projects	$1,350	$1,490	$31
Fermoy Road project	$217	$241	$2
Allenby & Connaught project	$2,889	$2,843	$28
EBIC Ammonia project	$751	$532	$44
Inpex LNG project	$1,163	$1,124	$42

	As of December 31, 2011
Unconsolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
U.K. Road projects	$1,393	$1,520
Fermoy Road project	$228	$249
Allenby & Connaught project	$2,954	$2,916
EBIC Ammonia project	$693	$389

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

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of June 30, 2012, our performance through the construction phase is supported by $38 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of June 30, 2012, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $21 million and $2 million, respectively. The $26 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $8 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and continue to provide operations and maintenance services for the facility. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of June 30, 2012, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $68 million and $3 million, respectively. The $41 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of June 30, 2012.

Inpex LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Inpex Ichthys Onshore LNG Export Facility in Darwin, Australia (“Inpex LNG project”). The project will be executed using two joint ventures in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting.  At June 30, 2012, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $32 million and $2 million, respectively.  The $40 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of June 30, 2012.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	As of June 30, 2012
Consolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
Fasttrax Limited project	$99	$104
Escravos Gas-to-Liquids project	$341	$396
Pearl GTL project	$135	$131
Gorgon LNG project	$449	$501

	As of December 31, 2011
Consolidated VIEs	Total assets	Total liabilities
(in millions, except for percentages)
Fasttrax Limited project	$103	$108
Escravos Gas-to-Liquids project	$326	$381
Pearl GTL project	$153	$146
Gorgon LNG project	$546	$607

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principal and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at June 30, 2012, is summarized in the following table and are also reflected on the face of our condensed consolidated balance sheet as “Non-recourse project-finance debt.” The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. Assets collateralizing the JV’s senior bonds include cash and equivalents of $23 million and property, plant, and equipment of approximately $71 million, net of accumulated depreciation of $48 million as of June 30, 2012.

Consolidated amounts of non-recourse project-finance debt of a VIE

Millions of Dollars	June 30, 2012
Current non-recourse project-finance debt of a variable interest entity	$10
Noncurrent non-recourse project-finance debt of a variable interest entity	$83
Total non-recourse project-finance debt of a variable interest entity	$93

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest in the joint venture and determined that we are the primary beneficiary which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at June 30, 2012 and December 31, 2011, the joint venture had approximately $150 million and $119 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

Note 14. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$1
Interest cost	1	20	1	20
Expected return on plan assets	(1)	(23)	(1)	(23)
Recognized actuarial loss	—	6	1	5
Net periodic benefit cost	$—	$3	$1	$3

	Six Months Ended June 30,
	2012		2011
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$1
Interest cost	2	40	2	41
Expected return on plan assets	(2)	(46)	(2)	(47)
Recognized actuarial loss	1	12	1	10
Net periodic benefit cost	$1	$7	$1	$5

For the six months ended June 30, 2012, we contributed approximately $13 million of the $26 million we currently expect to contribute to our international plans in 2012, and approximately $2 million of the $4 million we currently expect to contribute to our domestic plans in 2012.

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

Capital expenditures in our petroleum and petrochemical markets are driven by global and regional economic growth expectations reflected in a long global spending cycle. The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to financial shock. The hydrocarbons market in most international regions has improved from the downturn that occurred as a result of the worldwide economic recession. We now see long term growth in environmentally and economically driven energy projects including demand for related licensed process technologies, offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Upstream and downstream investment plans are advancing in such resource rich areas as the Middle East, Brazil, North Sea and East and West Africa. LNG prospects continue to develop in the Asia-Pacific region, as well as in East Africa and North America as a result of the recent gas discoveries. Each of these trends plays to our particular capability to deliver large projects in remote locations and harsh environments.

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

Infrastructure, Government and Power Markets (“IGP”)

A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. The logistics support services that we provide to the U.S. government are delivered under our LogCAP IV contract and other competitively bid contracts. As a result of withdrawal of U.S. combat troops in Iraq, we demobilized our operations under the LogCAP III contract effectively ended in December 2011, while continuing to support the US Department of State presence in Iraq under LogCAP IV. Although we have seen some U.S. troop deployments shift within the Middle East region to Afghanistan and other areas under LogCAP IV, we expect the volume of services we provide to the U.S. government in the Middle East to continue to decline over the next few years. As the overall U.S. and U.K. government spending for contingency operations declines, we see increased opportunities for logistics and infrastructure projects in Europe and other parts of the Middle East.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. There has been a general trend of historical under-investment in public infrastructure, particularly related to the quality of water, wastewater, roads and transit, rail, airports, and educational facilities where demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects particularly in the Middle East, however, the global economic recession has caused markets to remain flat in the U.S. and the U.K., which has resulted in delays or slow start-ups to major projects.

In the industrial sector, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, mining, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements while the mining, minerals and metals markets are growing driven by global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial and institutional buildings, general industrial and manufacturing.  Demand for industrial construction services is increasing markedly in Canada, while the commercial building market shows early signs of improvement.

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

Three months ended June 30, 2012 compared to three months ended June 30, 2011
Revenue by Business Group

	Three Months Ended June 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$809	$780	$29	4%
Oil & Gas	135	134	1	1%
Downstream	131	146	(15)	(10)%
Technology	47	40	7	18%
Total Hydrocarbons	1,122	1,100	22	2%
Infrastructure, Government and Power:
North America Government and Logistics	173	598	(425)	(71)%
International Government, Defence and Support Services	93	98	(5)	(5)%
Infrastructure	68	62	6	10%
Minerals	62	69	(7)	(10)%
Power and Industrial	95	63	32	51%
Total IGP	491	890	(399)	(45)%
Services	425	445	(20)	(4)%
Ventures	15	17	(2)	(12)%
Other	9	5	4	80%
Total Revenue	$2,062	$2,457	$(395)	(16)%
________________________

(1)
We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from unconsolidated joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group
	Three Months Ended June 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Income (loss):
Hydrocarbons:
Gas Monetization	$94	$76	$18	24%
Oil & Gas	38	30	8	27%
Downstream	13	21	(8)	(38)%
Technology	19	18	1	6%
Total job income	164	145	19	13%
Divisional overhead	(33)	(24)	(9)	(38)%
Total Hydrocarbons	131	121	10	8%
Infrastructure, Government and Power:
North America Government and Logistics	5	51	(46)	(90)%
International Government, Defence and Support Services	26	33	(7)	(21)%
Infrastructure	16	13	3	23%
Minerals	6	6	—	—%
Power and Industrial	10	8	2	25%
Total job income	63	111	(48)	(43)%
Divisional overhead	(35)	(39)	4	10%
Total IGP	28	72	(44)	(61)%
Services:
Job income	29	31	(2)	(6)%
Divisional overhead	(13)	(16)	3	19%
Total Services	16	15	1	7%
Ventures:
Job income	10	12	(2)	(17)%
Gain on sales of assets	—	1	(1)	(100)%
Divisional overhead	—	(1)	1	100%
Total Ventures	10	12	(2)	(17)%
Other:
Job income	5	3	2	67%
Loss on sales of assets	(2)	—	(2)	—%
Divisional overhead	(1)	(2)	1	50%
Total Other	2	1	1	100%
Total business group income	187	221	(34)	(15)%
Unallocated amounts:
Labor costs absorption (expense) income	(6)	6	(12)	(200)%
Corporate general and administrative expense	(52)	(58)	6	10%
Total operating income	$129	$169	$(40)	(24)%

Hydrocarbons

Gas Monetization. Revenue from Gas Monetization in the second quarter of 2012 increased $29 million compared to the second quarter of 2011. Revenue increased due to incremental progress on the Gorgon and Ichthys LNG projects as well as higher subcontractor activity on the Skikda LNG project. Revenue from these projects increased approximately $211 Million in the aggregate in the second quarter of 2012 compared to the second quarter of 2011. These increases were partially offset by reductions in revenue from GTL projects that were nearing completion.

Job income for the second quarter of 2012 increased $18 million compared to the same period of the prior year primarily due to the Gorgon LNG, Skikda LNG, and Ichthys LNG projects, partially offset by lower progress on GTL and other projects that were nearing completion in the second quarter of 2012.

Oil & Gas. Oil & Gas revenue increased $1 million and job income increased $8 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the start of a newly awarded technical service project and higher progress on other existing projects primarily located in the North Sea and Azerbaijan, as well as recognition of approximately $8 million of license fee revenue for several semi-submersible hulls. These increases were partially offset by completion or near completion of other projects.

Downstream. Downstream revenue and job income decreased by $15 million and $8 million in the second quarter of 2012 compared to the same period of the prior year primarily due to the completion of engineering on a refinery project in Africa and lower volumes on projects in the Middle East that are completed or nearing completion in the second quarter of 2012. These decreases were partially offset by increases on recently awarded projects in North America and Saudi Arabia.

Technology. Technology revenue and job income increased by $7 million and $1 million in the second quarter of 2012 compared to the same period of the prior year, respectively, primarily due to the progress achieved on a proprietary equipment project in Indonesia, license and engineering projects in Russia, China and U.S. These projects collectively contributed approximately $14 million to the increase in Technology revenue and approximately $6 million to the increase in Technology job income.  Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on an ammonia project located in Brazil.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL”). Revenue from our NAGL Operations decreased by $425 million in the second quarter of 2012 compared to the second quarter of 2011, mainly as a result of the December 2011 completion of operations in Iraq under the LogCAP III contract. We have completed our closeout activities on the LogCAP III contract that were being executed from Kuwait and the U.S. during the second quarter of 2012. Our services in the region have been shifted to the LogCAP IV contract and primarily relate to supporting the U.S. Department of State in Iraq. Job income from NAGL decreased by approximately $46 million in the second quarter of 2012 compared to the same period in the prior year primarily due to the unfavorable ruling from the U.S. COFC regarding the reasonableness of certain questioned costs associated with dining facility services which resulted in a non-cash, pre-tax charge of $28 million recorded as a reduction to revenue as well as the completion of operations and closeout activities under the LogCAP III contract. Partially offsetting the decrease was higher job income related to the LogCAP IV contract.

International Government, Defence and Support Services (“IGDSS”). Revenue and job income from IGDSS decreased by approximately $5 million and $7 million in the second quarter of 2012 compared to the same period of the prior year. The decrease in revenue and job income was primarily related to reduced scope under a NATO contract in Afghanistan and lower income from construction activities on the Allenby & Connaught project. These reductions are partially offset by increased activity related to a support services project in Africa, as well as other new project awards.

Infrastructure. Revenue from Infrastructure increased approximately $6 million in the second quarter of 2012 over the same period of the prior year. Higher activity on various infrastructure projects primarily in Australia and the Middle East increased revenue by approximately $6 million. Job income from Infrastructure increased $3 million in the second quarter of 2012 over the same period of the prior year primarily due to higher activity on Australia and Middle East projects.

Minerals. Revenue from Minerals decreased approximately $7 million and job income was flat in the second quarter of 2012 over the same period of the prior year primarily due to lower activity on existing mining projects.

Power and Industrial (“P&I”). Revenue and job income from P&I increased $32 million and $2 million in the second quarter of 2012 over the same period in the prior year primarily due to increased volume and progress on projects including the coal gasification project in Mississippi and a waste-to-energy expansion project in Florida, that were awarded in late 2011 and early 2012. This growth was partially offset by a decline in volume and job income from projects which were completed or are approaching completion.

Services

Services revenue in the second quarter of 2012 decreased by $20 million compared to the same period of the prior year.  This decrease is primarily driven by lower revenue of $62 million from our Building Group, primarily due to the completion of several large hospital projects. Also, revenue decreased $32 million for our Industrial Services group, primarily due to the completion of a major turnaround project in 2011. These decreases were partially offset by increases in our U.S. Construction Group of $64 million and $10 million in our Canada operations, due to several new awards and increased activity on new projects.

Job income decreased by approximately $2 million in the second quarter of 2012 compared to the same period of the prior year.  This was due to the decline in Building Group and Industrial Services activity from the completion of several projects or projects being near completion. This decline was partially offset by increased activity in our U.S Construction and other international operations.

Ventures

Our Ventures operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue was $15 million and job income was $10 million in the second quarter of 2012 compared to revenue of $17 million and job income of $12 million in the second quarter of 2011. The decrease in revenue and job income was attributable to lower ammonia prices as well as lower sales volume of ammonia related to the EBIC ammonia plant in Egypt.

Unallocated amounts

Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $6 million in the second quarter of 2012 compared to labor cost absorption income of $6 million, a decrease of $12 million over the same period of the prior year, primarily due to lower chargeability and utilization in several of our engineering offices compared to the second quarter of 2011.

General and administrative expense was $52 million in the second quarter of 2012 compared to $58 million in the second quarter of 2011. The decrease is primarily related to reduced incentive costs and payroll as well as lower costs associated with the implementation of an enterprise resource planning system.

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

	Three Months Ended June 30, 2012
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$809	$—	$809
Oil & Gas	135	77	212
Downstream	131	98	229
Technology	47	—	47
Total Hydrocarbons	1,122	175	1,297
Infrastructure, Government and Power:
North America Government and Logistics	173	15	188
International Government, Defence and Support Services	93	—	93
Infrastructure	68	—	68
Minerals	62	—	62
Power and Industrial	95	235	330
Total IGP	491	250	741
Services	425	(425)	—
Other	24	—	24
Total KBR Revenue	$2,062	$—	$2,062

	Three Months Ended June, 2011
Millions of dollars	Business Unit Revenue	Services Revenue		Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$780	$—		$780
Oil & Gas	134	54		188
Downstream	146	109		255
Technology	40	—		40
Total Hydrocarbons	1,100	163		1,263
Infrastructure, Government and Power:
North America Government and Logistics	598	17		615
International Government, Defence and Support Services	98	—		98
Infrastructure	62	—		62
Minerals	69	—		69
Power and Industrial	63	265		328
Total IGP	890	282		1,172
Services	445	(445)	—	—
Other	22	—		22
Total KBR Revenue	$2,457	$—		$2,457

Non-operating items

Net interest expense was $2 million in the second quarter of 2012 and $5 million in the second quarter of 2011. The reduction in expense is primarily associated with favorable terms of our new Credit Agreement. Interest income was substantially the same in both periods.

Provision for income taxes was $19 million in the second quarter of 2012 and $39 million in the second quarter of 2011. Our effective tax rate was approximately 14% in the second quarter of 2012 and 24% in the second quarter of 2011.  The U.S. statutory tax rate for all periods was 35%. Excluding discrete items, our effective tax rate was approximately 30% for the second quarter of 2012 and was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. Our effective tax rate excluding discrete items increased during the second quarter of 2012 by approximately 3% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. In the second quarter of 2012, we recognized discrete net tax benefits of approximately $19 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to statute expirations on certain domestic tax matters and other reductions to foreign tax exposures.

Our effective tax rate for the three months ended June 30, 2011 was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures.  In addition, we recognized discrete tax benefits from the release of a tax reserve due to expiration of a statute in the second quarter of 2011.

Net income attributable to noncontrolling interests was $8 million and $27 million in the second quarter of 2012 and 2011, respectively. The decrease primarily resulted from higher costs on an LNG project executed by joint ventures. Additionally, in the second quarter of 2011, noncontrolling interests included cumulative contract-to-date impacts related to the effects of foreign currency and tax-related transfer pricing in our Gas Monetization business unit that did not recur in the second quarter of 2012.

Six months ended June 30, 2012 compared to six months ended June 30, 2011
Revenue by Business Unit

	Six Months Ended June 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$1,614	$1,526	$88	6%
Oil & Gas	256	255	1	—%
Downstream	272	282	(10)	(4)%
Technology	96	84	12	14%
Total Hydrocarbons	2,238	2,147	91	4%
Infrastructure, Government and Power:
North America Government and Logistics	382	1,203	(821)	(68)%
International Government, Defense and Support Services	191	167	24	14%
Infrastructure	132	125	7	6%
Minerals	125	126	(1)	(1)%
Power and Industrial	179	124	55	44%
Total IGP	1,009	1,745	(736)	(42)%
Services	773	842	(69)	(8)%
Ventures	29	34	(5)	(15)%
Other	14	10	4	40%
Total revenue	$4,063	$4,778	$(715)	(15)%
________________________

(1)
We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from unconsolidated joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Unit
	Six Months Ended June 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Income (loss):
Hydrocarbons:
Gas Monetization	$173	$140	$33	24%
Oil & Gas	61	54	7	13%
Downstream	27	40	(13)	(33)%
Technology	39	36	3	8%
Total job income	300	270	30	11%
Gain on sales of assets	—	1	(1)	(100)%
Divisional overhead	(64)	(51)	(13)	(25)%
Total Hydrocarbons	236	220	16	7%
Infrastructure, Government and Power:
North America Government and Logistics	20	106	(86)	(81)%
International Government, Defence and Support Services	62	50	12	24%
Infrastructure	31	35	(4)	(11)%
Minerals	5	13	(8)	(62)%
Power and Industrial	20	14	6	43%
Total job income	138	218	(80)	(37)%
Gain on sales of assets	2	—	2	—%
Divisional overhead	(73)	(85)	12	14%
Total IGP	67	133	(66)	(50)%
Services:
Job income	57	63	(6)	(10)%
Divisional overhead	(29)	(35)	6	17%
Total Services	28	28	—	—%
Ventures:
Job income (loss)	18	23	(5)	(22)%
Gain on sales of assets	—	1	(1)	(100)%
Divisional overhead	(1)	(2)	1	50%
Total Ventures	17	22	(5)	(23)%
Other:
Job income	9	7	2	29%
Divisional overhead	(4)	(4)	—	—%
Total Other	5	3	2	67%
Total business group income	$353	$406	$(53)	(13)%
Unallocated amounts:
Labor costs absorption income (expense)	(5)	9	(14)	(156)%
Corporate general and administrative	(107)	(102)	(5)	(5)%
Total operating income	$241	$313	$(72)	(23)%

Hydrocarbons Business Group

Gas Monetization. Revenues in the first six months of 2012 in Gas Monetization increased by $88 million compared to 2011 which was primarily due to increased activity from the Gorgon LNG and Skikda LNG projects. Revenue from these projects increased approximately $293 million in the aggregate compared to the first six months of 2011 primarily as a result of increased progress. Revenue further increased in the first six months of 2012 by approximately $23 million as a result of increased activity on the newly awarded Ichthys LNG project. Partially offsetting the 2012 increases in Gas Monetization revenues are declines in revenues of approximately $242 million in the aggregate due to lower activity and project completions on the Escravos GTL and Pearl LNG projects and the completion of the FEED phase of the Ichthys LNG project and other projects in 2011.

Gas Monetization job income increased approximately $33 million in the first six months of 2012 compared to the same period of the prior year.  Job income increased $56 million as a combined result of increased activity from the Gorgon LNG and Skikda LNG projects.  Partially offsetting these increases in job income were decreases of approximately $21 million due to lower activity and project completions on the Escravos GTL and Pearl GTL projects and the completion of the FEED phase of the Ichthys LNG project and other projects in 2011. Included in 2011 was $8 million from the sale of our interest in an unconsolidated joint venture that did not recur in 2012.

Oil & Gas. Revenues from Oil & Gas increased by approximately $1 million and job income increased by $7 million in the first six months of 2012 as compared to the first six months of 2011, primarily due to a newly awarded technical service project, higher progress on existing projects primarily located in the North Sea and Azerbaijan, as well as the recognition of approximately $8 million in license fee revenue for several semi-submersible hulls. These increases were partially offset by completion or near completion of other projects.

Downstream. Downstream revenue and job income in the first six months of 2012 decreased by $10 million and $13 million, respectively over the same period of the prior year, primarily due to the completion of engineering on a refinery project in Africa and lower volumes on projects in the Middle East in the first six months of 2012, partially offset by increases on newly awarded projects in North America and Saudi Arabia.

Technology. Technology revenue and job income in the first six months of 2012 increased $12 million and $3 million over the same period of the prior year, respectively, primarily due to the progress achieved on a proprietary equipment projects in Brazil and Indonesia, and license and engineering projects in Egypt, China, U.S. and Russia which collectively contributed approximately $37 million to the increase in Technology revenue and approximately $15 million to the increase in Technology job income.  Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on an ammonia project located in Brazil and the completion of engineering services on other projects.

Infrastructure, Government and Power Business Group

North America Government and Logistics (“NAGL”). Revenue from our NAGL Operations decreased approximately $821 million in the first six months of 2012 over the same period in the prior year, mainly as a result of the December 2011 completion of operations in Iraq under the LogCAP III contract. We have completed our closeout activities on the LogCAP III contract that were being executed from Kuwait and the U.S. during the second quarter of 2012. Our services in the region have been shifted to the LogCAP IV contract and primarily relate to supporting the U.S. Department of State in Iraq. Job income from NAGL decreased by approximately $86 million in the first six months of 2012 compared to the same period in the prior year primarily due to the unfavorable ruling from the U.S. COFC regarding the reasonableness of certain questioned costs associated with dining facility services which resulted in a non-cash, pre-tax charge of $28 million recorded as a reduction to revenue as well as the completion of operations and closeout activities under the LogCAP III contract. Partially offsetting the decrease was higher job income related to the LogCAP IV contract.

International Government, Defense and Support Services (“IGDSS”). Revenue and job income from IGDSS increased approximately $24 million and $12 million, respectively, in the first six months of 2012 compared to the same period of the prior year. These increases are primarily related to increased activity under a NATO contract in Afghanistan, increased activity related to a support services project in Africa, higher margins from construction activities on the Allenby & Connaught project, as well as project close-out activities and other new project awards.

Infrastructure. Revenue from Infrastructure increased approximately $7 million in the first six months of 2012 over the same period of the prior year primarily due to increased activity on various projects primarily in Australia and the Middle East.

Infrastructure projects primarily in Australia and the Middle East increased by approximately $18 million and was partially offset by the absence of a project incentive earned on a transport project recognized in the first six months of 2011. Job income decreased $4 million in the first six months of 2011 over the same period of the prior year primarily as a result of the absence of a project incentive recognized in the first six months of 2011 which did not recur in 2012, which was partially offset by an increase in job income due to higher activity on projects in Australia and the Middle East.

Minerals. Revenue and job income from Minerals decreased approximately $1 million and $8 million in the first six months of 2012 over the same period of the prior year primarily. Revenue decreased due to lower activity on mining projects. Job income declined primarily as a result of increased estimated costs to complete an EPC project in North America.

Power and Industrial (“P&I”). Revenue and job income from P&I increased approximately $55 million and $6 million in the first six months of 2012 over the same period in the prior year primarily due to increased volume and progress on projects including the coal gasification project in Mississippi and a waste-to-energy expansion project in Florida, that were awarded in late 2011 and early 2012. This growth was partially offset by a decline in volume and job income from projects which were completed or are approaching completion.

Services

Services revenue in the first six months of 2012 decreased by $69 million as compared to the same period of the prior year.  This decrease is primarily driven by lower revenue of $100 million from our Building Group, primarily due to the completion of several large hospital projects. Also, revenue decreased $43 million for our Industrial Services group, primarily due to the completion of a major turnaround project in 2011. These decreases were partially offset by increases in our U.S. Construction Group of $56 million and $23 million in our Canada operations, due to several new awards and increased activity on new projects.
Job income decreased by approximately $6 million in the first six months of 2012 as compared to the same period of the prior year. This was due to the decline in Building Group and Industrial Services activity from the completion of several projects or projects being near completion. This decline was partially offset by increased activity in our U.S. Construction and international operations.

Ventures

Ventures revenue and job income both decreased $5 million as compared to the same period of the prior year, and were primarily attributable to lower ammonia prices and noncash hedge accounting adjustments related to the EBIC ammonia plant in Egypt.

Unallocated amounts

Labor cost absorption. Labor cost absorption represents costs incurred by our central labor and resource groups (above) or under the amounts charged to the operating business units. Labor cost absorption expense was $5 million for the first six months of 2012 as compared to income of $9 million in the first six months of 2011 primarily due to lower chargeability and utilization in several of our engineering offices.

General and Administrative expense. General and administrative expense was $107 million in the first six months of 2012 compared with $102 million for the same period in the prior year. General and administrative expense increased $5 million in the first six months of 2012 largely due to increased costs associated with enterprise resource planning implementation efforts.

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

	Six Months Ended June 30, 2012
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$1,614	$—	$1,614
Oil & Gas	256	118	374
Downstream	272	183	455
Technology	96	—	96
Total Hydrocarbons	2,238	301	2,539
Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	382	28	410
International Government Defence and Support Services	191	—	191
Infrastructure	132	—	132
Minerals	125	—	125
Power and Industrial	179	444	623
Total IGP	1,009	472	1,481
Services	773	(773)	—
Other	43	—	43
Total KBR Revenue	$4,063	$—	$4,063

	Six Months Ended June 30, 2011
Millions of dollars	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons:
Gas Monetization	$1,526	$—	$1,526
Oil & Gas	255	89	344
Downstream	282	202	484
Technology	84	—	84
Total Hydrocarbons	2,147	291	2,438
Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	1,203	46	1,249
International Government Defense and Support Services	167	—	167
Infrastructure	125	—	125
Minerals	126	—	126
Power and Industrial	124	505	629
Total IGP	1,745	551	2,296
Services	842	(842)	—
Other	44	—	44
Total KBR Revenue	$4,778	$—	$4,778

Non-operating items

Net interest expense was $4 million in the first six months of 2012 and $10 million in the first six months of 2011. The reduction in expense is primarily associated with favorable terms of our new Credit Agreement. Interest income was substantially the same in both periods.

Provision for income taxes was $28 million in the first six months of 2012 and $61 million in the first six months of 2011. Our effective tax rate was approximately 12% for the six months ended of 2012 and 20% for the six months of 2011.  Our effective tax rate excluding discrete items for the first six months of 2012 was lower than our statutory rate of 35% primarily due to due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures.  In the first six months of 2012, we also recognized discrete net tax benefits of approximately $39 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Our effective tax rate excluding discrete items for the first six months of 2011 was lower than our statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures.  In addition, we recognized discrete tax benefits in the first quarter of 2011 from the execution of tax planning strategies, the release of a tax reserve due to expiration of a statute and from the reduction of deferred tax liabilities as a result of changes in estimates of the tax liabilities related to the planned liquidation of an Australian unconsolidated joint venture.

Net income attributable to noncontrolling interests was $15 million in the first six months of 2012 and $39 million in the first six months of 2011.  The decrease primarily resulted from higher costs on an LNG project executed by joint ventures. Additionally, in the first six months of 2011, noncontrolling interests included cumulative contract-to-date impacts related to the effects of foreign currency and tax-related transfer pricing in our Gas Monetization business unit that did not recur in the first six months of 2012.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.6 billion as of June 30, 2012 and $1.7 billion as of December 31, 2011. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $2.9 billion as of June 30, 2012 and $3.4 billion as of December 31, 2011. All backlog is attributable to firm orders as of June 30, 2012 and December 31, 2011. Backlog attributable to unfunded government orders was $124 million at June 30, 2012 and $395 million as of December 31, 2011.

Backlog

	June 30,	December 31,
Millions of dollars	2012	2011
Hydrocarbons:
Gas Monetization	$8,282	$3,880
Oil & Gas	219	289
Downstream	704	546
Technology	236	258
Total Hydrocarbons	9,441	4,973
Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	552	899
International Government, Defence and Support Services	941	1,086
Infrastructure	233	265
Minerals	142	237
Power and Industrial	710	777
Total IGP	2,578	3,264
Services	2,296	1,766
Ventures	923	928
Total backlog	$15,238	$10,931

We estimate that as of June 30, 2012, 42% of our backlog will be executed within one year. As of June 30, 2012, 40% of our backlog was attributable to fixed-price contracts and 60% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog increased approximately $4.5 billion due to the award of the Ichthys LNG project in Gas Monetization of approximately $5.6 billion and was partially offset by $1.3 billion of work performed on existing projects in Hydrocarbons. IGP backlog decreased by $686 million primarily as a result of work performed on existing projects across all IGP business units. Services backlog increased $530 million as new awards of $1.3 billion primarily in our Building Group and Canada product lines were offset by work performed of approximately $756 million on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $824 million at June 30, 2012 and $966 million at December 31, 2011, which included $251 million and $244 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distribution of profits.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world, the majority of which are outside of the U.S. Of the $824 million in cash and equivalents held at June 30, 2012, approximately $492 million is held in foreign subsidiaries. Demands on our domestic cash have increased as a result of our strategic initiatives including business acquisitions and share repurchases. We fund these initiatives through our existing cash and investment balances and internally generated cash. When appropriate, we may access offshore cash and equivalents. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for foreign activities primarily associated with project execution. We believe that internally generated cash flows are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

With the exception of earnings from operations in Australia, we generally do not provide for U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. During the second quarter of 2012 we provided for U.S. federal and state income taxes on 50% of the earnings of our Australian operations during six month period ending June 30, 2012. We will continue to provide for U.S. federal and state taxes on this portion of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of June 30, 2012, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $398 million.

Cash Flow Activities

	Six Months Ended June 30,
Millions of dollars	2012	2011
Cash flows provided by (used in) operating activities	$(55)	$223
Cash flows used in investing activities	(31)	(58)
Cash flows used in financing activities	(49)	(248)
Effect of exchange rate changes on cash	(7)	9
Decrease in cash and equivalents	$(142)	$(74)

Operating activities. Cash used in operations totaled $55 million in the first six months of 2012 and was driven primarily by the timing of working capital requirements on several large projects. In addition, we contributed approximately $15 million to our pension funds during the first six months of 2012.

Cash provided by operations totaled $223 million in the first six months of 2011 and was driven primarily by strong performance and collections of advances and distributions of earnings from unconsolidated affiliates. Cash paid for income taxes, net of refunds, was approximately $92 million for the first six months of 2011. Additionally, we contributed approximately $53 million to our pension funds during the first six months of 2011 including a one-time contribution of approximately $39 million which we had previously agreed with the trustees of one of our international plans.

Investing activities. Cash used in investing activities in the first six months of 2012 totaled $31 million which was primarily due to capital expenditures of $33 million associated with information technology projects and leasehold improvements.

Cash used in investing activities in the first six months of 2011 totaled $58 million which was primarily due to capital expenditures of $47 million primarily related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease extension of our corporate headquarters.

Financing activities. Cash used in financing activities in the first six months of 2012 totaled $49 million and included $25 million for the repurchase of common stock, $15 million for dividend payments to common shareholders, $10 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010.

Cash used in financing activities in the first six months of 2011 totaled $248 million and included $164 million of payments to acquire the noncontrolling interest in MWKL, $46 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, $37 million for the repurchase of approximately 1 million shares of our common stock, $15 million for dividend payments to common shareholders, and $10 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010. These payments were partially offset by a return of cash of approximately $16 million used to collateralize standby letters of credit.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and advances under our Credit Agreement.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, capital expenditures and acquisitions. In addition, we will use cash to fund pension obligations, payments under operating leases, cash dividends, share repurchases and various other obligations as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks, replacing the three-year unsecured revolving credit agreement, dated November 3, 2009 (the “Prior Credit Agreement”) which terminated upon closing of the Credit Agreement. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit, and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate being equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays a 0.15% issuance fee on the face amount of a letter of credit at issuance. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of June 30, 2012, there were $219 million in letters of credit and no advances outstanding.

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

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, however, they are permitted to incur indebtedness as it relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (i) $400 million and (ii) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 8 to our condensed consolidated financial statements). At June 30, 2012, the remaining availability under the Distribution Cap was approximately $695 million.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2012 through 2016 totals £6 million in each year and £33 million thereafter. In accordance with FASB ASC 810 our condensed consolidated financial statements for three months ended June 30, 2012, include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. For additional information see Note 13 of our condensed consolidated financial statements.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit at June 30, 2012. We had utilized $682 million of our line of credit capacity. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $219 million issued under our Credit Agreement and $462 million issued under uncommitted bank lines at June 30, 2012. Of the total letters of credit outstanding, $280 million relate to our joint venture operations and $9 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other obligations. As of June 30, 2012, we had commitments to provide funds to our privately financed projects of $8 million, primarily related to future equity funding on our Allenby and Connaught project coming due within one year. Our commitments to fund our privately financed projects are supported by letters of credit as described above.

Other factors affecting liquidity

Percentage-of-completion contracts.  As of June 30, 2012, probable unapproved claims were approximately $138 million and included claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $111 million. The contract claims on this project represent incremental subcontractor costs incurred and we believe we have legal entitlement to recover these costs from the customer under the terms of the EPC contract. If we are unable to settle the claim(s) with the customer, we intend to pursue recovery through other dispute resolution procedures.  The claims related to this EPC contract have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheet as of June 30, 2012.

Government claims. Included in receivables in our condensed consolidated balance sheets are unapproved claims for costs incurred under various government contracts totaling $204 million at June 30, 2012, of which $105 million is included in “Accounts receivable” and $99 million is included in “Unbilled receivables on uncompleted contracts.” Unapproved claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $105 million of unapproved claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining unapproved claims balance of approximately $99 million primarily represents costs for which incremental funding is pending in the normal course of business.  The majority of costs in this category are normally funded within several months after the costs are incurred.  The unapproved claims outstanding at June 30, 2012, are considered to be probable of collection and have been previously recognized as revenue.

Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities that must be met within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $8 million at June 30, 2012 and $11 million at December 31, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2011. Our updated risk factors are included below.

We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely heavily on information technology (IT) systems in order to achieve our business objectives.  We also rely upon industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs.  The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers.  A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition. We have experienced limited and infrequent security threats, none of which we considered to be significant to our business or results of operations.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business group, totaled $2.2 billion, or 24% of consolidated revenue, in 2011, $3.3 billion, or 32% of consolidated revenue, in 2010, and $5.2 billion, or 43% of consolidated revenue, in 2009. Revenue from the Chevron Corporation, which was derived almost entirely from our Hydrocarbons business group, totaled $1.1 billion, or 27% of consolidated revenue for the six months ended June 30, 2012, $2.0 billion, or 22% of consolidated revenue, in 2011, $1.8 billion, or 18% of consolidated revenue, in 2010, and $1.4 billion or 11%, of consolidated revenue, in 2009. For the six months ended June 30, 2012, revenue from Sonatrach totaled $432 million, or 11% of consolidated revenue. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On August 26, 2011, KBR announced that its Board of Directors authorized a new share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2012. We also maintain a share maintenance program to repurchase shares issued based on vesting and other activity under our equity compensation plans.

Purchase Period	Total Number of Shares Purchased (c)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 2 - 23, 2012
Repurchase Program	—	$—	—	8,143,420
Employee Transactions (b)	22,315	$34.97	—	—
May 4 - 30, 2012
Repurchase Program	—	$—	—	8,143,420
Employee Transactions (b)	1,786	$28.02	—	—
June 4 - 29, 2012
Repurchase Program	695,505	$24.29	416,623	7,726,797
Employee Transactions (b)	714	$24.45	—	—
Total
Repurchase Program	695,505	$24.29	416,623	7,726,797
Employee Transactions (b)	24,815	$34.17	—	—

(a)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.

(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

(c)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs pertains to repurchases under our share maintenance program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.1 Charter to KBR’s current report on Form 8-K filed January 23, 2012; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012)

10.2
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 12, 2012; File No. 1-33146)

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

Date: July 25, 2012