Form 10-Q
period 2012-09-30
KBR, INC.
filed 2012-10-24
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

As of October 11, 2012, there were 147,553,868 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Services	$1,949	$2,364	$5,942	$7,057
Equity in earnings of unconsolidated affiliates, net	43	23	113	108
Total revenue	1,992	2,387	6,055	7,165
Operating costs and expenses:
Cost of services	1,767	2,188	5,484	6,553
General and administrative	56	61	163	163
Impairment of long-lived asset	2	—	2	—
Impairment of goodwill	178	—	178	—
Gain on disposition of assets, net	—	—	(2)	(2)
Total operating costs and expenses	2,003	2,249	5,825	6,714
Operating income (loss)	(11)	138	230	451
Interest expense, net	(2)	(3)	(6)	(13)
Foreign currency gains (losses), net	(2)	1	—	4
Other non-operating income (expense)	—	1	(1)	—
Income (loss) before income taxes and noncontrolling interests	(15)	137	223	442
Less: (Provision) benefit for income taxes	(45)	54	(73)	(7)
Net income (loss)	(60)	191	150	435
Less: Net income attributable to noncontrolling interests	(21)	(6)	(36)	(45)
Net income (loss) attributable to KBR	$(81)	$185	$114	$390
Net income (loss) attributable to KBR per share:
Basic	$(0.55)	$1.23	$0.77	$2.57
Diluted	$(0.55)	$1.22	$0.76	$2.55
Basic weighted average common shares outstanding	147	150	148	151
Diluted weighted average common shares outstanding	147	151	149	152
Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(60)	$191	$150	$435
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments (“CTA”):
Cumulative translation adjustments	4	(16)	(11)	(19)
Reclassification adjustment for CTA included in net income	—	—	(2)	(1)
Net cumulative translation adjustment, net of tax	4	(16)	(13)	(20)
Pension liability adjustments, net of tax provision of $1, $1, $5 and $4	5	4	16	12
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	—	(1)	2	(4)
Reclassification adjustments for losses included in net income	—	1	2	2
Net unrealized gain (loss) on derivatives, net of tax benefit of $0, $(1), $1 and $1	—	—	4	(2)
Other comprehensive (loss) income, net of tax	9	(12)	7	(10)
Comprehensive income (loss)	(51)	179	157	425
Less: Comprehensive income attributable to noncontrolling interests	(20)	(7)	(36)	(46)
Comprehensive income (loss) attributable to KBR	$(71)	$172	$121	$379

See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Balance Sheets (In millions, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$846	$966
Receivables:
Accounts receivable, net of allowance for bad debts of $14 and $24	1,287	1,227
Unbilled receivables on uncompleted contracts	763	435
Total receivables	2,050	1,662
Deferred income taxes	256	297
Other current assets	460	517
Total current assets	3,612	3,442
Property, plant, and equipment, net of accumulated depreciation of $352 and $364 (including $73 and $75, net, owned by a variable interest entity – see Note 14)	380	384
Goodwill	779	951
Intangible assets, net	102	113
Equity in and advances to related companies	250	190
Noncurrent deferred income taxes	146	128
Noncurrent unbilled receivables on uncompleted contracts	312	313
Other noncurrent assets	137	152
Total assets	$5,718	$5,673

KBR, Inc. Condensed Consolidated Balance Sheets, continued (In millions, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$878	$761
Due to former parent, net	57	53
Advance billings on uncompleted contracts	492	626
Reserve for estimated losses on uncompleted contracts	19	22
Employee compensation and benefits	202	226
Current non-recourse project-finance debt of a variable interest entity (Note 14)	11	10
Other current liabilities	625	586
Total current liabilities	2,284	2,284
Noncurrent employee compensation and benefits	446	470
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 14)	87	88
Other noncurrent liabilities	160	177
Noncurrent income tax payable	80	141
Noncurrent deferred tax liability	89	71
Total liabilities	3,146	3,231
KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,067,645 and 172,367,045 shares issued, and 147,549,882 and 148,143,420 shares outstanding	—	—
Paid-in capital in excess of par	2,043	2,005
Accumulated other comprehensive loss	(541)	(548)
Retained earnings	1,699	1,607
Treasury stock, 25,517,763 shares and 24,223,625 shares, at cost	(603)	(569)
Total KBR shareholders’ equity	2,598	2,495
Noncontrolling interests	(26)	(53)
Total shareholders’ equity	2,572	2,442
Total liabilities and shareholders’ equity	$5,718	$5,673

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows (In millions, Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$150	$435
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	48	54
Equity in earnings of unconsolidated affiliates	(113)	(108)
Deferred income tax expense (benefit)	61	(136)
Impairment of long-lived asset	2	—
Impairment of goodwill	178	—
Other adjustments	22	8
Changes in operating assets and liabilities:
Receivables	(83)	124
Unbilled receivables on uncompleted contracts	(303)	(165)
Accounts payable	117	(27)
Advanced billings on uncompleted contracts	(144)	11
Accrued employee compensation and benefits	(49)	(10)
Reserve for loss on uncompleted contracts	(3)	(7)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(2)	15
Distribution of earnings from unconsolidated affiliates	60	107
Other, net	48	11
Total cash flows provided by (used in) operating activities	(11)	312
Cash flows from investing activities:
Capital expenditures	(53)	(66)
Acquisition of business, net	(1)	—
(Investment in) / return of capital from equity method joint ventures	4	(11)
Total cash flows used in investing activities	(50)	(77)
Cash flows from financing activities:
Acquisition of noncontrolling interest	—	(164)
Payments to reacquire common stock	(36)	(96)
Distributions to noncontrolling interests, net	(9)	(57)
Payments of dividends to shareholders	(22)	(23)
Net proceeds from issuance of stock	5	7
Payments on long-term borrowings	(10)	(10)
Excess tax benefits from stock-based compensation	3	3
Return of cash collateral on letters of credit, net	—	16
Other financing activities	1	—
Total cash flows used in financing activities	(68)	(324)
Effect of exchange rate changes on cash	9	(7)
Decrease in cash and equivalents	(120)	(96)
Cash and equivalents at beginning of period	966	786
Cash and equivalents at end of period	$846	$690
Noncash financing activities
Dividends declared	$8	$8
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2012	2011	2012	2011
Basic weighted average common shares outstanding	147	150	148	151
Stock options and restricted shares	—	1	1	1
Diluted weighted average common shares outstanding	147	151	149	152

For purposes of applying the two-class method in computing earnings per share, there were no earnings allocated to participating securities for the three months ended September 30, 2012 and $0.8 million for the three months ended September 30, 2011. Net earnings allocable to participating securities was $0.4 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. The diluted earnings per share calculation did not include 2.4 million and 1.3 million anti-dilutive weighted average shares for the three and nine months ended September 30, 2012, respectively. The diluted earnings per share calculation did not include 0.7 million and 0.5 million anti-dilutive weighted average shares for the three and nine months ended September 30, 2011, respectively.

Note 3. Business Combinations and Other Transactions
Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K. for £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of $1 million as a charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of September 30, 2012, we have liabilities of $8 million classified on our condensed consolidated balance sheet as “Other noncurrent liabilities” and $1 million classified on our balance sheet as “Other current liabilities” reflecting our estimate of 44.94% of future proceeds from certain receivables owed to MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our condensed consolidated income statement for the nine months ended September 30, 2011.

Note 4. Percentage-of-Completion Contracts

Claims and unapproved change orders

The amounts of claims and unapproved change orders included in determining the profit or loss on contracts and recorded in current and noncurrent unbilled receivables on uncompleted contracts are as follows:

	September 30,	December 31,
Millions of dollars	2012	2011
Probable claims	$144	$31
Probable unapproved change orders	$26	$6

As of September 30, 2012, the probable claims and unapproved change orders related to several projects. Included in the table above are probable claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $106 million. The contract claims on this project represent incremental subcontractor costs incurred and we believe we have legal entitlement to recover these costs from the customer under the terms of the EPC contract. Contracts with probable claims that will likely not be settled within one year totaled $18 million at September 30, 2012 and $19 million at December 31, 2011, and are reflected as a noncurrent asset in “Noncurrent unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. Other probable claims and unapproved change orders that we believe will be settled within one year, have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheets. See Note 8 for a discussion of U.S. government contract claims, which are not included in the table above.

For our unconsolidated subsidiaries, our share of claims and unapproved change orders was $4 million and $41 million, respectively, for the nine months ended September 30, 2012.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities that must be met within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $3 million at September 30, 2012 and $11 million at

December 31, 2011, that we could incur based upon completing the projects as currently forecasted.

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

The table below presents information on our reportable business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2012	2011	2012	2011
Revenue:
Hydrocarbons	$1,119	$1,122	$3,357	$3,269
Infrastructure, Government and Power	433	876	1,442	2,621
Services	419	370	1,192	1,212
Other	21	19	64	63
Total revenue	$1,992	$2,387	$6,055	$7,165
Operating segment income (loss):
Hydrocarbons	191	89	427	309
Infrastructure, Government and Power (a)	(149)	78	(82)	211
Services	—	15	28	43
Other	11	11	33	36
Operating segment income	53	193	406	599
Unallocated amounts:
Labor cost absorption	(8)	6	(13)	15
Corporate general and administrative	(56)	(61)	(163)	(163)
Total operating income (loss)	$(11)	$138	$230	$451
(a) - As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our Minerals reporting unit, which is part of our IGP segment, of 178 million in the three and nine months ended September 30, 2012.  The impact of this goodwill impairment resulted in a reduction of our IGP segment's goodwill by the amount of the impairment charge from the carrying value of $403 million at December 31, 2011.

Note 6. Goodwill

Interim Goodwill Impairment Review

We perform our annual goodwill impairment review as of October 1 of each year and also perform interim impairment reviews if events occur or circumstances change that indicate it is likely that the fair value of a reporting unit is below its carrying amount. Our 2011 annual goodwill impairment review, performed as of October 1, 2011, did not indicate an impairment of goodwill for any of our reporting units. In the third quarter of 2012, during the course of our annual strategic planning process, we identified deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit. This resulted in a reduction of our forecasts of the sales, operating income and cash flows expected in 2013 and beyond. Therefore, we performed an interim goodwill impairment test during the third quarter of 2012.

The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. The result of the first step of our goodwill impairment test indicated the carrying value of our Minerals reporting unit exceeded its fair value. Therefore, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. We determined the implied fair value of the goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the Minerals reporting unit estimated in step one to all the assets and liabilities of the reporting unit. The implied fair value of the Minerals reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our Minerals reporting unit, which is part of our IGP segment, of $178 million in this quarter.  Due to this impairment goodwill for the reporting unit decreased from its December 31, 2011 balance of $263 million to $85 million at September 30, 2012. We will continue to monitor the recoverability of our goodwill. See Note 13 for additional information on our fair value measurements related to our interim goodwill impairment test.

To arrive at the Minerals reporting unit's future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, and estimates of future expected changes in operating margins, tax rates, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Under the income approach, we applied a risk-adjusted discount rate of 16% to the future cash flows from the Minerals reporting unit. The market approach estimates fair value by applying earnings and revenue market multiples to the reporting unit's operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of our Minerals reporting units. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each business unit. In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become further impaired in the future.

Note 7. Committed Cash

Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for general cash needs, use on other projects or distributions to us without proper approval by the respective joint venture. Cash held by our joint ventures that we consolidate for accounting purposes totaled $201 million at September 30, 2012 and $244 million at December 31, 2011. We expect to use the cash on these projects to pay project costs.

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

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognize revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. The fees are determined as a percentage rate applied to a negotiated estimate of the total costs for each task order. Commencing in the fourth quarter of 2009, we stopped accruing award fees and began recognizing them only upon receipt of the award fee letter due to the inability to reliably estimate the amount of fees to be awarded. During the first quarter of 2011, we were awarded and recognized revenue of $16 million for award fees for the periods of performance from March 2010 through August 2010 on task orders in Iraq.  In September 2011, we received an award fee of $22 million representing approximately 80% of the available award fee pool for the period of performance from September 2010 through February 2011 on task orders in Iraq, which was recorded as an increase to revenue in the third quarter of 2011. No award fee pools are available for the periods of performance subsequent to February 2011.

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

Government Compliance Matters

The negotiation, administration, and settlement of our contracts with the U.S. Government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”), which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability, and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses, and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s administrative contracting officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, the DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these documents and provide additional support. At September 30, 2012, we have open Form 1’s from the DCAA recommending suspension of payments totaling approximately $335 million associated with our contract costs incurred in prior years, of which $141 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld $58 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $96 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACO’s, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In 2007, we received a Form 1 from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1’s from the DCAA disapproving an additional $83 million of costs incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to $45 million as of September 30, 2012, out of the Form 1’s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the DOJ as discussed further below. The ASBCA denied the Army’s latest request to stay the proceedings. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army does not prohibit the use of private security contractors by either KBR or its subcontractors.  However, our motion to dismiss was denied on grounds that potential fact issues remain related to the reasonableness of the private security costs charged to the contract.  Discovery on the remaining issues is in process and the next hearing is scheduled to occur in December 2012. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving $25 million in costs related to containerized housing that had previously been deemed allowable. As of September 30, 2012, $51 million of costs have been suspended under Form 1’s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1’s and recover the amounts withheld from us by our customer. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe the likelihood that a loss in excess of the amount accrued for this matter is remote.

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of September 30, 2012, we have outstanding Form 1’s from the DCAA disapproving $107 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $60 million withheld from us by the customer. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a noncash, pre-tax charge of $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the

U.S. COFC ruling. Prior to the U.S. COFC ruling, Tamimi filed for arbitration against us in 2009 to recover the payments we withheld from Tamimi pending the resolution of Form 1's with our customer. In December 2010, the arbitration panel ruled that our subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. We do not believe we have the ability to recover the disallowed portion of the questioned costs previously paid to Tamimi. With respect to the remaining questions raised regarding billing in accordance with contract terms, as of September 30, 2012, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of September 30, 2012, we had withheld $18 million in payments from several of our subcontractors pending the resolution of these remaining matters with our customer.

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

In August 2011, another DFAC subcontractor, Gulf Coast Catering (“GCC”), filed for arbitration in the London Court of International Arbitration to recover $9 million for payments we have withheld from them pending resolution of outstanding Form 1's with our customer. A hearing is scheduled for November 2012. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. Government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our September 30, 2012 and December 31, 2011 accompanying condensed consolidated balance sheets, is an accrued estimate of the cost incurred for these potentially noncompliant flights. The DCAA may consider additional flights to be noncompliant resulting in potential larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain transportation costs totaling $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days.  The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. We do not believe we face a risk of significant loss from any disallowance of these costs in excess of the loss accruals we have recorded.

Construction services. From February 2009 through September 2010, we received Form 1’s from the DCAA disapproving $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to Government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) allowing $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. As of September 30, 2012, the U.S. Navy has withheld $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of September 30, 2012, we have accrued our estimate of probable loss related to this matter; however, it is reasonably possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the relator filed an amended complaint which is pending a ruling on a discovery matter before further motions can be filed. The quantification of damages and theories that will remain has not yet been defined by the court. Trial for this matter has not been scheduled. In September 2012 we were granted a motion which limits the issues to be tried. Relator has appealed this ruling, effectively staying further action until the Court decides this issue. We believe the relator’s claim is without merit and that the likelihood that a loss has been incurred is remote. As of September 30, 2012, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is being conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the Government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns, and interest thereon, net of maintenance, storage and security costs awarded to KBR. No payments are expected to occur until all claims are arbitrated and awards finalized. Arbitration hearings for the remaining subcontracts are expected to resume in 2013. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, Pennsylvania in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals, and their first brief was due on October 15, 2012.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiff's request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012 and we expect a ruling during the fourth quarter of 2012. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter at this time. Accordingly, as of September 30, 2012, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various federal district courts against KBR by national guardsman and other military personnel alleging exposure to potentially hazardous chemicals at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases, with one pending in the U.S. District Court for the Southern District of Texas, in Houston, and one pending in the U.S. District Court for the District of Oregon.  Collectively, the suit represents approximately 170 individual plaintiffs all of which are current and former national guardsmen who claim they were exposed to sodium dichromate while escorting KBR employees who were working at the water treatment plant and that the defendants knew or should have known that the potentially toxic substance existed and negligently failed to protect the guardsmen from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR’s commencement of work on the site.  KBR notified the USACE within two days after discovering the sodium dichromate and took effective measures to remediate the site.  KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR will also assert Political Question Doctrine and Government Contractor defenses.  Additionally, the U.S. Government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.  However, due to the inherent uncertainties of litigation and because the litigation is in the preliminary stages, we cannot accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter.  In the Texas case, the Court granted motions dismissing plaintiffs’ fraud claims, medical monitoring damages, and claims for ongoing genetic transformation injury, but denied KBR’s motion to dismiss based upon Political Question and Combatant Activity doctrines.  KBR appealed this latter ruling to the Fifth Circuit Court of Appeals, and a stay order has been entered in the trial court pending outcome of the appeal.  In the Oregon case, the Court denied KBR’s motion to dismiss, and thereafter denied our request to certify the ruling for immediate appeal to the Ninth Circuit Court of Appeals.  On October 9, 2012, the case proceeded to trial on the merits, and is currently in trial. As of September 30, 2012, no amounts have been accrued. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed, resulting in deaths and severe injuries to truck drivers hired by KBR.  In 2005, survivors of the drivers killed and those that were injured in the convoy filed suit in state court in Houston, Texas against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed. The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone.  The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR’s appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs sought a rehearing of the dismissal by the Fifth Circuit which was denied in April 2012. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date. In July 2012, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court. In October 2012, the plaintiffs were denied their petition for a writ of certiorari by the U.S. Supreme Court. We consider this matter concluded.

DOJ False Claims Act complaint.  In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms.  The complaint alleges, among other things, that we made false or fraudulent claims for payment under the LogCAP III contract because we allegedly knew that they contained costs of services for or that included improper use of private security.  We believe these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under the LogCAP III contract.  Discovery closed under the Court's scheduling order in the second quarter of 2012. The DOJ did not participate in discovery on the merits. We had several discovery motions and potentially dispositive motions pending before the Court. In August 2012, the Court ruled on a number of pending motions and granted some of our discovery requests. The Court indicated that it would consider the effect of the ASBCA ruling regarding the issues in this case. Due to the continued delays and pending motions, we continue to believe trial is unlikely to occur in 2012. Additionally, we believe the ASBCA decision interpreting the LogCAP III contract discussed above under the heading "Private Security" is sufficient to dismiss the DOJ's False Claims Act case. We continue to believe this complaint is without merit. We have not adjusted our revenues or accrued any amounts related to this matter.

Other Matters

Claims. Included in receivables in our condensed consolidated balance sheets are claims for costs incurred under various government contracts totaling $206 million at September 30, 2012, of which $124 million is included in “Accounts receivable” and $82 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $124 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $82 million primarily represents costs for which incremental funding is pending in the normal course of business.  The majority of costs in this category are normally funded within several months after the costs are incurred.  The claims outstanding at September 30, 2012, are considered to be probable of collection and have been previously recognized as revenue.

Note 9. Other Commitments and Contingencies

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of September 30, 2012, we have a liability of $210 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $210 million pursuant to the indemnification under the master separation agreement which is included in “Other current assets” as of September 30, 2012. The arbitration award payable to Petrobras will be deductible for tax purposes when paid.  The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Halliburton has directed us to challenge the arbitration award as being defective or outside the jurisdiction of the arbitration panel. This challenge was filed in the United States District Court for the Southern District of New York on December 16, 2011. The challenge has been fully briefed to the Court and oral argument has not been scheduled. We will continue to be responsible for all ongoing legal costs associated with this matter. If the challenge to the arbitration award is successful and the award payable to Petrobras is either reduced or reversed in a future period, we would reverse the related tax benefit previously recognized as a charge to income as tax expense in that period. As of September 30, 2012, we do not believe there are any legal limitations on our ability to recover the full amount of the cash arbitration award and we intend to assert our rights under the indemnity agreement with Halliburton.

PEMEX Arbitration

In 1997 and 1998, we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche offshore Mexico. The three contracts were known as Engineering, Procurement and Construction (“EPC”) 1, EPC 22 and EPC 28. All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.

We filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of approximately $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit and asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. Appellate briefs have been filed by both parties and oral arguments were heard by the Second Circuit Court on February 2, 2012. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling. Both parties filed briefs and hearings were conducted in May and July 2012. The matter was briefed before the District Court in September 2012 and was stayed. KBR was ordered to seek remedies in Mexican courts, and is preparing to begin proceedings in Mexico as directed. We believe the possibility of the trial court reversing its own ruling to be remote as U.S. courts have a strong record of recognizing and enforcing international arbitration awards. However, an unfavorable ruling by the trial court could have a material adverse impact to our results of operations.

PEMEX attempted to nullify the award in Mexico which was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated which was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court in Mexico ruled in favor of PEMEX on the amparo action. The Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court decision is contrary to the ruling received from the ICC as well as all other Mexican courts which have denied PEMEX’s repeated attempts to nullify the arbitration award. We also believe the Collegiate Court decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court decision to affect the outcome of the U.S. appeal discussed above or our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S. as well as the collateral posted by PEMEX with the court registry The circumstances of this matter are unique and in the unlikely event we are not able to collect the arbitration award in the U.S., we will pursue other remedies including filing a North American Free Trade Agreement (“NAFTA”) arbitration to recover the award as an unlawful expropriation of assets by the government of Mexico.

We were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects during 2008. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of September 30, 2012. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Depending on the timing and amount ultimately settled with PEMEX, including interest, we could recognize an additional gain upon collection of the award.

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR.  As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEMEX was precluded.  PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award ruled that the bonds were to be returned to KBR.  In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award.  The decision was immediately appealed by the bonding company and PEMEX was not able to call the bonds while on appeal.  In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds.  In December 2011, we and the Mexican bond company stayed payment of the bonds by filing a direct amparo action in the Mexican court, and we filed a bond to cover interest accruing during the pendency of our amparo action. During the third quarter of 2012, the Collegiate Court hearing the amparo action has asked the lower court to review the proceedings. In the event our amparo action is unsuccessful and the U.S. insurance company makes payment to the Mexican bonding company, we may be required to indemnify the U.S. insurance company.  In this event, we will pursue other remedies including seeking relief in the U.S. District Court for the Southern District of New York

or the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins (FAO), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium.  The contracts had an initial value of approximately €113 million.  Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays.  The project was completed in October 2003.  In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items.  MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO.  FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities some of which we believe is either barred by the language in the contract or has not been adequately supported.  Although the court expert has issued several preliminary reports which support our claim receivable, a final report has yet to be issued that addresses the full value of KBR’s claims.  We currently expect the court expert to release a final report in December 2012.  We do not believe we face a risk of significant loss associated with the value of the claim receivable recorded on our balance sheets or FAO’s counterclaims. As of September 30, 2012, no amounts have been accrued related to the counterclaim.

Letters of credit

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit, and we have utilized $671 million of our line of credit capacity as of September 30, 2012. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $222 million issued under our Credit Agreement and $449 million issued under uncommitted bank lines at September 30, 2012. Of the total letters of credit outstanding, $272 million relate to our joint venture operations and $9 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other

As of September 30, 2012, we had commitments to provide funds to our privately financed projects of $9 million, primarily related to future equity funding on our Allenby and Connaught project coming due within one year. Our commitments to fund our privately financed projects are supported by letters of credit as described above.

Note 10. Transactions with Former Parent

Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, all past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 9. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

As of September 30, 2012, “Due to former parent, net” was approximately $57 million and was comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes. Our estimate of amounts due to Halliburton under the tax sharing agreement was $49 million at September 30, 2012 and relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. The remaining balance of $8 million included in “Due to former parent, net” as of September 30, 2012 is associated with various other amounts payable to Halliburton arising under the other separation agreements.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for amounts significantly greater than our accrued liability that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies. We believe the intercompany issues were settled and released as a result of our separation from Halliburton in 2007. On July 10, 2012, Halliburton filed a complaint in Texas State Court seeking to compel resolution of all issues under the tax sharing agreement rather than the master separation agreement. In October 2012, the Court determined that arbitration under the master separation agreement should decide the issues, and we are moving forward with the selection of arbitrators. The remaining tax-related issues in dispute will be resolved by a designated "accounting referee" as provided for under the terms of the tax sharing agreement.

As of September 30, 2012, included in “Other assets” is an income tax receivable of approximately $18 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $18 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims. The timing of ultimate resolution of these matters will depend in part on future discussion with Halliburton and arbitration under the terms of the separation agreements as discussed above.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $210 million, including interest, associated with our estimated liability in the bolts matter which is included in “Other current assets” as of September 30, 2012.

Note 11. Income Taxes

Excluding the noncash goodwill impairment charge of $178 million , which is not deductible for U.S. taxes, and discrete items, our adjusted effective tax rate was 29% for both the three and nine months ended September 30, 2012. The adjusted effective tax rate includes increases of 2% and 1%, respectively, for the three and nine months as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The effective tax rate excluding discrete items was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures, and tax benefits from incorporated joint ventures. In the three and nine months ended September 30, 2012, we recognized discrete net tax benefits of approximately $2 million and $42 million. The net tax benefits for the nine months primarily relate to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Our effective tax rate excluding discrete items was approximately 27% and 29% for the three and nine months ended September 30, 2011.  Our effective tax rate excluding discrete items for the three and nine months ended September 30, 2011 was lower than the U.S. statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. During the third quarter of 2011, we recognized discrete tax benefits including a $68 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as a $24 million tax benefit related to the reduction of deferred tax liabilities associated with an unconsolidated joint venture in Australia resulting in a negative effective tax rate that was not meaningful for the three months ended September 30, 2011 and an effective tax rate of 2% for the nine months ended September 30, 2011.  In September 2011, the arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million (see Note 9). This expense will be deductible for tax purposes when paid.  The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit in the third quarter of 2011. We also reduced certain deferred tax liabilities recorded in prior periods as a result of additional information received during the third quarter of 2011 regarding the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership. In the first nine months of 2011, we recognized discrete tax benefits from the execution of tax planning strategies, the release of a tax reserve due to expiration of a statute and from the reduction of deferred tax liabilities as a result of changes in estimates of the tax liabilities related to the planned liquidation of an unconsolidated joint venture in Australia that is in receivership.

Note 12. Shareholders’ Equity

The following tables summarize our shareholders’ equity activities during the nine months ended September 30, 2012 and 2011:

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Deferred tax and foreign currency adjustments (a)	9	16	—	—	(7)	—
Share-based compensation	14	14	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Tax benefit increase related to stock-based plans	3	3	—	—	—	—
Adjustment related to PIC accounts			—	—	—	—
Dividends declared to shareholders	(22)	—	(22)	—	—	—
Repurchases of common stock	(36)	—	—	(36)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income	150	—	114	—	—	36
Other comprehensive income, net of tax	14	—	—	—	14	—
Balance at September 30, 2012	$2,572	$2,043	$1,699	$(603)	$(541)	$(26)

(a) During the third quarter of 2012, we recorded out-of-period adjustments in our deferred tax accounts, most of which relate to years before 2010. These adjustments are not material to the third quarter of 2012 or the periods to which they relate. The out-of-period adjustments were $3 million to our current period tax expense and $9 million to various equity accounts.

		KBR Shareholders
Millions of dollars	Total	Paid-in Capital in Excess of par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2010	2,204	1,981	1,157	(454)	(438)	(42)
Share-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Post-closing adjustment related to acquisition of former NCI partner	(5)	(5)	—	—	—	—
Tax benefit increase related to stock-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Repurchases of common stock	(96)	—	—	(96)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(57)	—	—	—	—	(57)
Net income	435	—	390	—	—	45
Other comprehensive income, net of tax	(9)	—	—	—	(10)	1
Balance at September 30, 2011	$2,475	$1,999	$1,524	$(547)	$(448)	$(53)

Accumulated other comprehensive loss consisted of the following balances:

	September 30,	December 31,
Millions of dollars	2012	2011
Cumulative translation adjustments	$(83)	$(70)
Pension liability adjustments	(455)	(471)
Unrealized losses on derivatives	(3)	(7)
Total accumulated other comprehensive loss	$(541)	$(548)

Note 13. Fair Value Measurements
The financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 are included below:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total Fair Value at Reporting Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Marketable securities	$19	$10	$9	$—
Derivative assets	$3	$—	$3	$—
Derivative liabilities	$5	$—	$5	$—
Nonrecurring fair value measurements
Goodwill - Minerals reporting unit	$85	$—	$—	$85

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

Goodwill impairment review. In accordance with FASB ASC 350-20, the goodwill of our Minerals reporting unit, which is part of our IGP segment, was written down to its implied fair value of $85 million from its carrying value of $263 million at December 31, 2011, resulting in an impairment charge of $178 million in the third quarter of 2012.

For purposes of our interim impairment test, the fair value of the Minerals reporting unit was determined using a combination of two methods; one based on market earnings multiples of peer companies identified for the business unit (the market approach), and a discounted cash flow model with estimates of cash flows based on internal forecasts of revenues and expenses over a 10 year period plus a terminal value period (the income approach). The market approach estimates fair value by applying earnings and revenue market multiples to the reporting unit's operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of our Minerals reporting units. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the business unit.

To arrive at the Minerals reporting unit's future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, and estimates of future expected changes in operating margins, tax rates, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Under the income approach, we applied a risk-adjusted discount rate of 16% to the future cash flows from the Mineral reporting unit. In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become further impaired in the future.

Note 14. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities which are further described below.

Variable Interest Entities

The majority of our joint ventures are variable interest entities. We account for variable interest entities (“VIEs”) in accordance with ASC 810 – Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810-10. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, and financial and performance guarantees, and significant, contracted service providers. Once we identify the variable interests, we determine the activities that are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts, and other subordinated financial support.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of September 30, 2012
Unconsolidated VIEs	Total assets	Total liabilities	Maximum exposure to loss
(in millions)
U.K. Road projects	$1,386	$1,533	$32
Fermoy Road project	$218	$244	$3
Allenby & Connaught project	$3,011	$2,953	$34
EBIC Ammonia project	$803	$532	$49
Inpex LNG project	$2,227	$2,162	$55

	As of December 31, 2011
Unconsolidated VIEs	Total assets	Total liabilities
(in millions)
U.K. Road projects	$1,393	$1,520
Fermoy Road project	$228	$249
Allenby & Connaught project	$2,954	$2,916
EBIC Ammonia project	$693	$389

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are variable interest entities; however, we are not the primary beneficiary. Our maximum exposure to loss represents our equity investments in these ventures.

Fermoy Road project. We participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are variable interest entities; however, we are not the primary beneficiary. We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.

Allenby & Connaught project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract, the Allenby & Connaught project, by the United Kingdom Ministry of Defense (“MoD”) to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of September 30, 2012, our performance through the construction phase is supported by $30 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of September 30, 2012, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $27 million and $2 million, respectively. The $32 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and $9 million remaining commitment to fund subordinated debt to the project in the future.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of September 30, 2012, our assets and liabilities associated with our investment in this project, within our condensed consolidated balance sheet, were $76 million and $3 million, respectively. The $46 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of September 30, 2012.

Inpex LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Inpex Ichthys Onshore LNG Export Facility in Darwin, Australia (“Inpex LNG project”). The project will be executed using two joint ventures in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting.  At September 30, 2012, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $55 million and $6 million, respectively.  The $49 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of September 30, 2012.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

	As of September 30, 2012
Consolidated VIEs	Total assets	Total liabilities
(in millions)
Fasttrax Limited project	$107	$111
Escravos Gas-to-Liquids project	$351	$407
Pearl GTL project	$3	$1
Gorgon LNG project	$548	$578

	As of December 31, 2011
Consolidated VIEs	Total assets	Total liabilities
(in millions)
Fasttrax Limited project	$103	$108
Escravos Gas-to-Liquids project	$326	$381
Pearl GTL project	$153	$146
Gorgon LNG project	$546	$607

Fasttrax Limited project. In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the MoD a fleet of new heavy equipment transporters (“HETs”) capable of carrying a Challenger II tank. The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The JV’s entity structure includes a parent entity and its 100%-owned subsidiary, Fasttrax Ltd (the “SPV”). KBR and its partner each own 50% of the parent entity.

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds. The bonds are guaranteed by Ambac Assurance U.K. Ltd under a policy that guarantees the schedule of principal and interest payments to the bond trustee in the event of non-payment by Fasttrax. The total amount of non-recourse project-finance debt of a VIE consolidated by KBR at September 30, 2012, is summarized in the following table and are also reflected on the face of our condensed consolidated balance sheet as “Non-recourse project-finance debt.” The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. Assets collateralizing the JV’s senior bonds include cash and equivalents of $29 million and property, plant, and equipment of approximately $73 million, net of accumulated depreciation of $51 million as of September 30, 2012.

Consolidated amounts of non-recourse project-finance debt of a VIE

Millions of Dollars	September 30, 2012
Current non-recourse project-finance debt of a variable interest entity	$11
Noncurrent non-recourse project-finance debt of a variable interest entity	$87
Total non-recourse project-finance debt of a variable interest entity	$98

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own 50% equity interest in the joint venture and determined that we are the primary beneficiary of the joint venture, which is consolidated for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at September 30, 2012 and December 31, 2011, the joint venture had approximately $128 million and $119 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

Note 15. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$—
Interest cost	—	20	1	21
Expected return on plan assets	(1)	(23)	(1)	(24)
Recognized actuarial loss	1	6	—	4
Net periodic benefit cost	$—	$4	$—	$1

	Nine Months Ended September 30,
	2012		2011
Millions of dollars	United States	International	United States	International
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$1
Interest cost	2	60	3	62
Expected return on plan assets	(3)	(69)	(3)	(71)
Recognized actuarial loss	2	18	1	14
Net periodic benefit cost	$1	$11	$1	$6

For the nine months ended September 30, 2012, we contributed approximately $20 million of the $26 million we currently expect to contribute to our international plans in 2012, and approximately $3 million of the $4 million we currently expect to contribute to our domestic plans in 2012.

Note 16. New Accounting Pronouncements
During the third quarter of 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

Note 17. Subsequent Event

On October 15, 2012, we entered into an agreement to sell our Clinton Drive property. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2012. Upon closing, we expect to report a gain on sale.

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

Capital expenditures in our petroleum and petrochemical markets are driven by global and regional economic growth expectations reflected in a long global spending cycle. The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to financial shock. The hydrocarbons market in most international regions has improved from the downturn that occurred as a result of the worldwide economic recession. We now see long term growth in environmentally and economically driven energy projects including demand for related licensed process technologies, offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Upstream and downstream investment plans are advancing in such resource rich areas as the Middle East, Brazil, North Sea and East and West Africa. LNG prospects continue to develop in the Asia-Pacific region, as well as in East Africa and North America as a result of the recent gas discoveries. Each of these trends lends to our particular capability to deliver large projects in remote locations and harsh environments.

Abundant shale gas supplies and resulting low prices in North America are driving renewed interest in petrochemical project investments. Feasibility studies and front-end engineering and design projects continue to grow, reflecting clients’ intentions to invest in capital-intensive energy projects that utilize our process technologies and EPC project delivery skills.

Infrastructure, Government and Power Markets (“IGP”)

A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending and sequestration is one of those impacts. The logistics support services that we provide to the U.S. government are delivered under our LogCAP IV contract and other competitively bid contracts. As a result of withdrawal of U.S. combat troops in Iraq, we demobilized our operations under the LogCAP III contract, which effectively ended in December 2011, while continuing to support the U.S. Department of State presence in Iraq under LogCAP IV. Although, we expect the volume of services we provide to the U.S. and U.K. governments in the Middle East to continue to decline over the next few years as troop counts are drawn down, we see increased spending for logistics and infrastructure for these clients as troops and equipment return to home base. We also see increased infrastructure spending by Middle Eastern governments as a core opportunity.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. There has been a general trend of under-investment in public infrastructure, particularly related to the quality of water, wastewater, roads and transit, rail, airports, and educational facilities where demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects particularly in the Middle East; however, the global economic recession has caused markets to remain flat in the U.S. and the U.K., which has resulted in delays or slow start-ups to major projects.

In the industrial sector, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, mining, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements. However, the mining, minerals and metals markets are experiencing a decline driven in U.S. demand for commodities. We see modest market improvements internationally related to mining, minerals and metals markets driven by international commodity demand growth. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

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

Interim Goodwill Impairment Review

In the third quarter of 2012, during the course of our annual strategic planning process, we identified a deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which reduced forecasts of the sales, operating income and cash flows expected in 2013 and beyond.

As a result of these triggering events, we performed an interim goodwill impairment test on our Minerals reporting unit, which is part of our IGP segment and recorded a noncash goodwill impairment charge of $178 million in this quarter.  See the subheading "Interim Goodwill Impairment Review" of the "Liquidity and Capital Resources" section for additional information.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011
Revenue by Business Group

	Three Months Ended September 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$808	$831	$(23)	(3)%
Oil & Gas	118	117	1	1%
Downstream	137	136	1	1%
Technology	56	38	18	47%
Total Hydrocarbons	1,119	1,122	(3)	—%
Infrastructure, Government and Power:
North America Government and Logistics	156	586	(430)	(73)%
International Government, Defence and Support Services	84	93	(9)	(10)%
Infrastructure	65	63	2	3%
Minerals	49	79	(30)	(38)%
Power and Industrial	79	55	24	44%
Total IGP	433	876	(443)	(51)%
Services	419	370	49	13%
Ventures	18	14	4	29%
Other	3	5	(2)	(40)%
Total Revenue	$1,992	$2,387	$(395)	(17)%
________________________

(1)
We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from unconsolidated joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group
	Three Months Ended September 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Income (loss):
Hydrocarbons:
Gas Monetization	$147	$52	$95	183%
Oil & Gas	29	27	2	7%
Downstream	13	18	(5)	(28)%
Technology	30	17	13	76%
Total job income	219	114	105	92%
Gain on sales of assets	—	1	(1)	(100)%
Divisional overhead	(28)	(26)	(2)	(8)%
Total Hydrocarbons	191	89	102	115%
Infrastructure, Government and Power:
North America Government and Logistics	19	61	(42)	(69)%
International Government, Defence and Support Services	25	28	(3)	(11)%
Infrastructure	15	15	—	—%
Minerals	(4)	4	(8)	(200)%
Power and Industrial	7	9	(2)	(22)%
Total job income	62	117	(55)	(47)%
Impairment of goodwill	(178)	—	(178)	—%
Loss on sales of assets	—	(1)	1	100%
Divisional overhead	(33)	(38)	5	13%
Total IGP	(149)	78	(227)	(291)%
Services:
Job income	15	31	(16)	(52)%
Divisional overhead	(15)	(16)	1	6%
Total Services	—	15	(15)	(100)%
Ventures:
Job income	14	9	5	56%
Divisional overhead	(1)	(1)	—	—%
Total Ventures	13	8	5	63%
Other:
Job income	1	5	(4)	(80)%
Impairment of long-lived asset	(2)	—	(2)	—%
Divisional overhead	(1)	(2)	1	50%
Total Other	(2)	3	(5)	(167)%
Total business group income	53	193	(140)	(73)%
Unallocated amounts:
Labor costs absorption (expense) income	(8)	6	(14)	(233)%
Corporate general and administrative expense	(56)	(61)	5	8%
Total operating income (loss)	$(11)	$138	$(149)	(108)%

Hydrocarbons

Gas Monetization. In the third quarter of 2012, Gas Monetization revenue decreased $23 million compared to the third quarter of 2011. Revenue decreased $152 million due to reductions in revenue from GTL and LNG projects that were nearing completion, partially offset by change orders which revised estimated cost to complete for the Skikda LNG project, milestone incentive awards for the Gorgon LNG project, and progress on the Ichthys LNG project. Revenue from Gorgon and Ichthys projects increased $127 million in the aggregate in the third quarter of 2012 compared to the third quarter of 2011.

Job income in the third quarter of 2012 increased $95 million compared to the same period of the prior year primarily due to change orders which revised estimated cost to complete for the Skikda LNG project, milestone awards for the Gorgon LNG project, as well as continued progress on the Ichthys LNG project. These gains were partially offset by lower progress on a GTL and other projects nearing completion in the third quarter of 2012.

Oil & Gas. Oil & Gas revenue and job income increased by $1 million and $2 million, respectively, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the start of a newly awarded technical service project and higher progress on other existing projects primarily located in the North Sea and Azerbaijan. These increases were partially offset by completion or near completion of other projects.

Downstream. Downstream revenue increased by $1 million and job income decreased by $5 million in the third quarter of 2012 compared to the same period of the prior year. Revenue in the third quarter of 2012 increased primarily due to higher activity on recently awarded projects in North America and Saudi Arabia, which was offset by declines in revenue due to the completion of engineering on a refinery project in Africa, as well as lower volumes on projects in the Middle East that are completed or nearing completion. Job income decreased primarily due to the completion of engineering on a refinery project in Africa, partially offset by increases in revenue on recently awarded projects in North America and Saudi Arabia.

Technology. Technology revenue and job income increased by $18 million and $13 million, respectively, in the third quarter of 2012 compared to the same period of the prior year. This increase is primarily due to the progress achieved on license and engineering projects in Russia, Uzbekistan, Saudi Arabia, and the U.S. These projects collectively contributed $22 million to the increase in Technology revenue and $16 million to the increase in Technology job income.  The increase in revenue and job income also includes $8 million associated with the completion of an ammonia license and basic engineering contract in Venezuela. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on projects in India and Indonesia.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL”). Revenue from our NAGL Operations decreased by $430 million in the third quarter of 2012 compared to the third quarter of 2011, mainly as a result of the December 2011 completion of operations in Iraq under the LogCAP III contract. We have completed our close-out activities on the LogCAP III contract that were executed from Kuwait and the U.S. based administrative close-out activities on the LogCAP III contract are ongoing. Our services in the region have been shifted to the LogCAP IV contract and primarily relate to supporting the U.S. Department of State in Iraq. Job income from NAGL decreased by $42 million in the third quarter of 2012 compared to the same period in the prior year primarily due to the completion of operations and near completion of close-out activities under the LogCAP III contract. Partially offsetting the decrease was higher job income related to the LogCAP IV contract.

International Government, Defence and Support Services (“IGDSS”). Revenue and job income from IGDSS decreased by $9 million and $3 million, respectively, in the third quarter of 2012 compared to the same period of the prior year. The decrease in revenue and job income was primarily related to reduced scope under a NATO contract in Afghanistan, partially offset by higher margins from construction activities on the Allenby & Connaught project and increased activity related to a support services project in Africa, as well as other new project awards.

Infrastructure. Revenue from Infrastructure increased $2 million in the third quarter of 2012 over the same period of the prior year. Profit distribution from a public utilities joint venture in the U.K. resulted in $3 million of additional revenue and job income in the third quarter of 2012 over the same period of the prior year, which was partially offset by reduced activity on various infrastructure projects primarily in Australia and the Middle East. Job income from Infrastructure was the same in the third quarter of 2012 over the same period of the prior year.

Minerals. Revenue from Minerals decreased $30 million and job income decreased $8 million in the third quarter of 2012 over the same period of the prior year primarily due to lower activity on existing minerals projects. Job income declined primarily as a result of increased liquidated damages for a project in Indonesia and increased estimated costs to complete on minerals projects India and North America.

Power and Industrial (“P&I”). Revenue from P&I increased $24 million and job income decreased $2 million in the third quarter of 2012 over the same period in the prior year primarily due to increased volume and progress on projects including the coal gasification project in Mississippi and a waste-to-energy expansion project in Florida, that were awarded in late 2011 and early 2012. This growth was partially offset by a decline in volume and job income from projects which were completed or are approaching completion.

Services

Services revenue in the third quarter of 2012 increased by $49 million compared to the same period of the prior year.  This increase is primarily driven by revenue from our U.S. Construction Group of $52 million and $55 million in revenue from our Canada operations, due to several new awards and increased activity on new projects. These increases were partially offset by lower revenue of $51 million from our Building Group, primarily due to the completion of several large hospital projects. Also, revenue decreased $11 million for our Industrial Services group, primarily due to the completion of a major turnaround project in 2011.

Job income decreased by $16 million in the third quarter of 2012 compared to the same period of the prior year.  This was due to loss provisions resulting from increased estimated costs to complete on several U.S. construction fixed-price projects and a decline in U.S. Construction, Building Group and Industrial Services from the completion or near completion of several projects.

Ventures

Our Ventures operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue was $18 million and job income was $14 million in the third quarter of 2012 compared to revenue of $14 million and job income of $9 million in the third quarter of 2011. The increase in revenue and job income was attributable to higher ammonia prices, partially offset by lower sales volume of ammonia related to the EBIC ammonia plant in Egypt.

Unallocated amounts

Labor cost absorption. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $8 million in the third quarter of 2012 compared to labor cost absorption income of $6 million, a decrease of $14 million over the same period of the prior year, primarily due to lower chargeability and utilization in several of our engineering offices compared to the third quarter of 2011.

General and Administrative expense. General and administrative expense was $56 million in the third quarter of 2012 compared to $61 million in the third quarter of 2011. The decrease is primarily related to reduced salary-related costs as well as lower legal expenses and lower costs associated with the implementation of an enterprise resource planning system.

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

	Three Months Ended September 30, 2012
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$808	$—	$808
Oil & Gas	118	91	209
Downstream	137	114	251
Technology	56	—	56
Total Hydrocarbons	1,119	205	1,324
Infrastructure, Government and Power:
North America Government and Logistics	156	20	176
International Government, Defence and Support Services	84	—	84
Infrastructure	65	—	65
Minerals	49	—	49
Power and Industrial	79	194	273
Total IGP	433	214	647
Services	419	(419)	—
Other	21	—	21
Total KBR Revenue	$1,992	$—	$1,992

	Three Months Ended September 30, 2011
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$831	$—	$831
Oil & Gas	117	36	153
Downstream	136	91	227
Technology	38	—	38
Total Hydrocarbons	1,122	127	1,249
Infrastructure, Government and Power:
North America Government and Logistics	586	20	606
International Government, Defence and Support Services	93	—	93
Infrastructure	63	—	63
Minerals	79	—	79
Power and Industrial	55	223	278
Total IGP	876	243	1,119
Services	370	(370)	—
Other	19	—	19
Total KBR Revenue	$2,387	$—	$2,387

Non-operating items

Net interest expense was $2 million in the third quarter of 2012 and $3 million in the third quarter of 2011. The reduction in expense is primarily associated with favorable terms of our new Credit Agreement. Interest income was substantially the same in both periods.

Excluding the noncash goodwill impairment charge of $178 million, which is not deductible for U.S. taxes, and discrete items, our adjusted effective tax rate was 29% for the three months ended September 30, 2012. The adjusted effective tax rate includes increases of 2% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The effective tax rate excluding discrete items was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures, and tax benefits from incorporated joint ventures. In the third quarter of 2012, we recognized discrete net tax expense of approximately $2 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to statute expirations on certain domestic tax matters and other reductions to foreign tax exposures. Provision for income taxes was $45 million in the third quarter of 2012 and a benefit of $54 million in the third quarter of 2011.

Our effective tax rate excluding discrete items was approximately 27% for the three months ended September 30, 2011. Our effective tax rate excluding discrete items for the three months ended September 30, 2011 was lower than the U.S. statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. During the third quarter of 2011, we recognized discrete tax benefits including a $68 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as a $24 million tax benefit related to the reduction of deferred tax liabilities associated with an unconsolidated joint venture in Australia resulting in a negative effective tax rate that was not meaningful for the three months ended September 30, 2011. In September 2011, the arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million (see Note 9). This expense will be deductible for tax purposes when paid. The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit in the third quarter of 2011. We also reduced certain deferred tax liabilities recorded in prior periods as a result of additional information received during the third quarter of 2011 regarding the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership.

Net income attributable to noncontrolling interests ("NCI") was $21 million and $6 million in the third quarter of 2012 and 2011, respectively. The increase in the third quarter of 2012 resulted from higher income on an LNG project executed by a consolidated joint venture. The $6 million of NCI income in the third quarter of 2011 was driven by a cumulative contract-to-date impact related to a change in estimate to complete a project in our Gas Monetization business unit and lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
Revenue by Business Unit

	Nine Months Ended September 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$2,422	$2,357	$65	3%
Oil & Gas	374	372	2	1%
Downstream	409	418	(9)	(2)%
Technology	152	122	30	25%
Total Hydrocarbons	3,357	3,269	88	3%
Infrastructure, Government and Power:
North America Government and Logistics	538	1,789	(1,251)	(70)%
International Government, Defense and Support Services	275	260	15	6%
Infrastructure	197	188	9	5%
Minerals	174	205	(31)	(15)%
Power and Industrial	258	179	79	44%
Total IGP	1,442	2,621	(1,179)	(45)%
Services	1,192	1,212	(20)	(2)%
Ventures	47	48	(1)	(2)%
Other	17	15	2	13%
Total revenue	$6,055	$7,165	$(1,110)	(15)%
________________________

(1)
We often participate on larger projects as a joint venture partner and also provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from unconsolidated joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Unit
	Nine Months Ended September 30,
			2012 vs. 2011
Millions of dollars	2012	2011	$	%
Income (loss):
Hydrocarbons:
Gas Monetization	$320	$192	$128	67%
Oil & Gas	90	81	9	11%
Downstream	40	58	(18)	(31)%
Technology	69	53	16	30%
Total job income	519	384	135	35%
Gain on sales of assets	—	2	(2)	(100)%
Divisional overhead	(92)	(77)	(15)	(19)%
Total Hydrocarbons	427	309	118	38%
Infrastructure, Government and Power:
North America Government and Logistics	39	167	(128)	(77)%
International Government, Defence and Support Services	87	78	9	12%
Infrastructure	46	50	(4)	(8)%
Minerals	1	17	(16)	(94)%
Power and Industrial	27	23	4	17%
Total job income	200	335	(135)	(40)%
Impairment of goodwill	(178)	—	(178)	—%
Gain on sales of assets	2	(1)	3	300%
Divisional overhead	(106)	(123)	17	14%
Total IGP	(82)	211	(293)	(139)%
Services:
Job income	72	94	(22)	(23)%
Divisional overhead	(44)	(51)	7	14%
Total Services	28	43	(15)	(35)%
Ventures:
Job income	32	32	—	—%
Gain on sales of assets	—	1	(1)	(100)%
Divisional overhead	(2)	(3)	1	33%
Total Ventures	30	30	—	—%
Other:
Job income	10	12	(2)	(17)%
Impairment of long-lived asset	(2)	—	(2)	—%
Divisional overhead	(5)	(6)	1	17%
Total Other	3	6	(3)	(50)%
Total business group income	$406	$599	$(193)	(32)%
Unallocated amounts:
Labor costs absorption income (expense)	(13)	15	(28)	(187)%
Corporate general and administrative	(163)	(163)	—	—%
Total operating income	$230	$451	$(221)	(49)%

Hydrocarbons Business Group

Gas Monetization. In the first nine months of 2012, Gas Monetization revenues increased by $65 million compared to 2011, primarily due to increased activity from the Gorgon, Skikda, and Ichthys LNG projects. Included in the increased activity are change orders which revised estimated cost to complete for the Skikda LNG project, as well as milestone incentive awards for the Gorgon LNG project. Revenue from these projects increased approximately $399 million in the aggregate compared to the first nine months of 2011 primarily as a result of increased progress. Partially offsetting the 2012 revenue increases are declines of $330 million in the aggregate due to lower activity and project completions on the Escravos and Pearl GTL and the completion of the FEED phase of the Ichthys LNG project and other projects.

Gas Monetization job income increased $128 million in the first nine months of 2012 compared to the same period of the prior year.  Job income increased $163 million as a combined result of increased activity from the Skikda, Gorgon, and Ichthys LNG projects.  Included in the increased activity are change orders which revised estimated cost to complete for the Skikda LNG project, as well as milestone awards for the Gorgon LNG project. Partially offsetting these increases in job income were decreases of $25 million primarily due to lower activity and project completions on the Escravos and Pearl GTL projects and other projects. Included in 2011 was $8 million from the sale of our interest in an unconsolidated joint venture.

Oil & Gas. Oil & Gas revenue and job income increased by $2 million and $9 million in the first nine months of 2012 as compared to the first nine months of 2011, respectively, primarily due to a newly awarded technical service project and higher progress on existing projects primarily located in the North Sea and Azerbaijan, as well as the recognition of $8 million in license fee revenue for several semi-submersible hulls. These increases were partially offset by completion or near completion of other projects.

Downstream. Downstream revenue and job income in the first nine months of 2012 decreased by $9 million and $18 million, respectively over the same period of the prior year, primarily due to the completion of engineering on a refinery project in Africa and lower volumes on projects in the Middle East, partially offset by increases on newly awarded projects in North America and Saudi Arabia.

Technology. Technology revenue and job income in the first nine months of 2012 increased $30 million and $16 million, respectively, over the same period of the prior year. This increase is primarily due to the progress achieved on a proprietary equipment project in Brazil, as well as license and engineering projects in Egypt, the U.S., and Russia which collectively contributed $41 million to the increase in Technology revenue and $25 million to the increase in Technology job income.  The increase in revenue and job income also includes $8 million associated with the completion of an ammonia license and basic engineering contract in Venezuela. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on an ammonia project located in Brazil and the completion of engineering services on other projects.

Infrastructure, Government and Power Business Group

North America Government and Logistics (“NAGL”). Revenue from our NAGL Operations decreased $1.3 billion in the first nine months of 2012 over the same period in the prior year, mainly as a result of the December 2011 completion of operations in Iraq under the LogCAP III contract. We have completed our close-out activities on the LogCAP III contract that were executed from Kuwait and the U.S. based administrative close-out activities on the LogCAP III contract are ongoing. Our services in the region have been shifted to the LogCAP IV contract and primarily relate to supporting the U.S. Department of State in Iraq. Job income from NAGL decreased by $128 million in the first nine months of 2012 compared to the same period in the prior year primarily due to the December 2011 completion of services under the LogCAP III contract. Also contributing to the decline is the unfavorable ruling from the U.S. COFC regarding the reasonableness of certain questioned costs associated with dining facility services which resulted in a noncash, pre-tax charge of $28 million recorded as a reduction to revenue as well as the completion of operations and close-out activities under the LogCAP III contract. Partially offsetting the decrease was higher job income related to the LogCAP IV contract.

International Government, Defense and Support Services (“IGDSS”). Revenue and job income from IGDSS increased $15 million and $9 million, respectively, in the first nine months of 2012 compared to the same period of the prior year. These increases are primarily related to increased activity under a NATO contract in Afghanistan, increased activity related to a support services project in Africa and higher margins from construction activities on the Allenby & Connaught project, as well as project close-out activities and other new project awards.

Infrastructure. Revenue from Infrastructure increased $9 million in the first nine months of 2012 over the same period of the prior year primarily due to increased activity on various projects in Australia and the Middle East. Infrastructure projects primarily in Australia and the Middle East increased by $16 million and was partially offset by the absence of a project incentive earned on a transport project recognized in the first nine months of 2011. Job income decreased $4 million in the first nine months of 2012 over the same period of the prior year primarily as a result of the absence of a project incentive recognized in the first nine months of 2011 which did not recur in 2012, partially offset by an increase in job income due to higher activity on projects in Australia and the Middle East.

Minerals. Revenue and job income from Minerals decreased $31 million and $16 million in the first nine months of 2012 over the same period of the prior year. Revenue decreased due to lower activity on minerals projects. Job income declined primarily as a result of increased liquidated damages for a project in Indonesia and increased estimated costs to complete on minerals projects India and North America.

Power and Industrial (“P&I”). Revenue and job income from P&I increased $79 million and $4 million in the first nine months of 2012 over the same period in the prior year primarily due to increased volume and progress on projects including the coal gasification project in Mississippi and a waste-to-energy expansion project in Florida, that were awarded in late 2011 and early 2012. This growth was partially offset by a decline in volume and job income from projects which were completed or are approaching completion.

Services

Services revenue in the first nine months of 2012 decreased by $20 million as compared to the same period of the prior year.  This decrease is primarily driven by lower revenue of $151 million from our Building Group due to revised estimates to complete on construction projects in the U.S., as well as the completion of several large hospital projects. Also, revenue decreased $53 million for our Industrial Services group due to the completion of a major turnaround project in 2011. These decreases were partially offset by increases in our U.S. Construction Group of $108 million and $78 million in our Canada operations, due to several new awards and increased activity on new projects.

Job income decreased by $22 million in the first nine months of 2012 as compared to the same period of the prior year. This was due to increased estimated costs to complete on several U.S. construction fixed-price projects and the decline in U.S. Construction, Building Group and Industrial Services activity from the completion of several projects or projects being near completion.

Ventures

In the first nine months of 2012 Ventures revenue decreased $1 million and job income remained unchanged compared to the same period of the prior year, primarily due to lower ammonia prices and noncash hedge accounting adjustments related to the EBIC ammonia plant in Egypt, offset by higher revenue and job income achieved by other Ventures projects..

Unallocated amounts

Labor cost absorption. Labor cost absorption represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $13 million for the first nine months of 2012 as compared to income of $15 million in the first nine months of 2011 primarily due to lower chargeability and utilization in several of our engineering offices, as well as reductions at several of our global service centers.

General and Administrative expense. General and administrative expense was the same in the first nine months of 2012 compared to the same period of the prior year.

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

	Nine Months Ended September 30, 2012
Millions of dollars	Business Unit Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$2,422	$—	$2,422
Oil & Gas	374	210	584
Downstream	409	297	706
Technology	152	—	152
Total Hydrocarbons	3,357	507	3,864
Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	538	48	586
International Government Defence and Support Services	275	—	275
Infrastructure	197	—	197
Minerals	174	—	174
Power and Industrial	258	637	895
Total IGP	1,442	685	2,127
Services	1,192	(1,192)	—
Other	64	—	64
Total KBR Revenue	$6,055	$—	$6,055

	Nine Months Ended September 30, 2011
Millions of dollars	Business Unit Revenue	Allocation of Services	Total Allocated Revenue
Hydrocarbons:
Gas Monetization	$2,357	$—	$2,357
Oil & Gas	372	126	498
Downstream	418	293	711
Technology	122	—	122
Total Hydrocarbons	3,269	419	3,688
Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	1,789	66	1,855
International Government Defense and Support Services	260	—	260
Infrastructure	188	—	188
Minerals	205	—	205
Power and Industrial	179	727	906
Total IGP	2,621	793	3,414
Services	1,212	(1,212)	—
Other	63	—	63
Total KBR Revenue	$7,165	$—	$7,165

Non-operating items

Net interest expense was $6 million in the first nine months of 2012 and $13 million in the first nine months of 2011. The reduction in expense is primarily associated with favorable terms of our new Credit Agreement. Interest income was substantially the same in both periods.

Excluding the noncash goodwill impairment of $178 million, which is not deductible for U.S. taxes, and discrete items, our adjusted effective tax rate was 29% for the nine months ended September 30, 2012. The adjusted effective tax rate includes increases of 1% for the nine months as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. Our adjusted effective tax rate excluding discrete items for the first nine months of 2012 was lower than our statutory rate of 35% primarily due to due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures.  In the first nine months of 2012, we also recognized discrete net tax benefits of approximately $42 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia. Provision for income taxes was $73 million and $7 million in the nine months ended September 30, 2012 and 2011, respectively.

Our effective tax rate excluding discrete items was approximately 29% for the nine months ended September 30, 2011.  Our effective tax rate excluding discrete items for the nine months ended September 30, 2011 was lower than the U.S. statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. During the third quarter of 2011, we recognized discrete tax benefits including a $68 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as a $24 million tax benefit related to the reduction of deferred tax liabilities associated with an unconsolidated joint venture in Australia resulting in an effective tax rate of 2% for the nine months ended September 30, 2011.  In September 2011, the arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras approximately $193 million (see Note 9). This expense will be deductible for tax purposes when paid.  The indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. Consequently, the arbitration ruling resulted in a tax benefit in the third quarter of 2011. We also reduced certain deferred tax liabilities recorded in prior periods as a result of additional information received during the third quarter of 2011 regarding the tax liability that will be owed upon the planned liquidation of an Australian unconsolidated joint venture that is in receivership.

Net income attributable to noncontrolling interests was $36 million in the first nine months of 2012 and $45 million in the first nine months of 2011.  The decrease primarily resulted from higher year-to-date costs on an LNG project executed by a consolidated joint venture. Additionally, for the first nine months of 2011, noncontrolling interests included cumulative contract-to-date impacts related to the effects of foreign currency and tax-related transfer pricing in our Gas Monetization business unit that did not recur in the first nine months of 2012.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.7 billion as of September 30, 2012 and $1.7 billion as of December 31, 2011. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $2.7 billion as of September 30, 2012 and $3.4 billion as of December 31, 2011. All backlog is attributable to firm orders as of September 30, 2012 and December 31, 2011. Backlog attributable to unfunded government orders was $105 million at September 30, 2012 and $395 million as of December 31, 2011.

Backlog

	September 30,	December 31,
Millions of dollars	2012	2011
Hydrocarbons:
Gas Monetization	$8,333	$3,880
Oil & Gas	193	289
Downstream	832	546
Technology	235	258
Total Hydrocarbons	9,593	4,973
Infrastructure, Government and Power (“IGP”):
North America Government and Logistics	458	899
International Government, Defence and Support Services	915	1,086
Infrastructure	228	265
Minerals	103	237
Power and Industrial	510	777
Total IGP	2,214	3,264
Services	2,033	1,766
Ventures	982	928
Total backlog	$14,822	$10,931

We estimate that as of September 30, 2012, 44% of our backlog will be executed within one year. As of September 30, 2012, 40% of our backlog was attributable to fixed-price contracts and 60% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog increased approximately $4.6 billion due to the award of the Ichthys LNG project in Gas Monetization of approximately $5.6 billion and was partially offset by $1.4 billion of work performed on existing projects in Hydrocarbons. IGP backlog decreased by $1.1 billion primarily as a result of work performed on existing projects across all IGP business units. Services backlog increased $267 million as new awards of $1.6 billion primarily in our U.S. Construction and Canada product lines were offset by work performed of approximately $1.3 billion on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $846 million at September 30, 2012 and $966 million at December 31, 2011, which included $201 million and $244 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distribution of profits.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world, the majority of which are outside of the U.S. Of the $846 million in cash and equivalents held at September 30, 2012, approximately $478 million is held in foreign subsidiaries. Demands on our domestic cash have increased as a result of our strategic initiatives including business acquisitions and share repurchases. We fund these initiatives through our existing cash and investment balances and internally generated cash. When appropriate, we may access offshore cash and equivalents. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for foreign activities primarily associated with project execution. We believe that internally generated cash flows are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

With the exception of a portion of our earnings from operations in Australia, we generally do not provide for U.S. federal and state income taxes on the accumulated but undistributed earnings of non-U.S. subsidiaries. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. Beginning in the second quarter of 2012, we provided for U.S. federal and state income taxes on 50% of the earnings of our Australian operations during nine month period ending September 30, 2012. We will continue to provide for U.S. federal and state taxes on this portion of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of September 30, 2012, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $372 million.

Cash Flow Activities

	Nine Months Ended September 30, 2012
Millions of dollars	2012	2011
Cash flows provided by (used in) operating activities	$(11)	$312
Cash flows used in investing activities	(50)	(77)
Cash flows used in financing activities	(68)	(324)
Effect of exchange rate changes on cash	9	(7)
Decrease in cash and equivalents	$(120)	$(96)

Operating activities. Cash used in operations totaled $11 million in the first nine months of 2012 and was driven primarily by the timing of working capital requirements on several large projects. Cash paid for income taxes, net of refunds, was approximately $75 million for the first nine months of 2012. In addition, we contributed approximately $23 million to our pension funds during the first nine months of 2012.

Cash provided by operations totaled $312 million in the first nine months of 2011 and was driven primarily by working capital changes including collections of advances and distributions of earnings from unconsolidated affiliates. Cash paid for income taxes, net of refunds, was approximately $136 million for the first nine months of 2011. Additionally, we contributed approximately $65 million to our pension funds during the first nine months of 2011 including a one-time contribution of approximately $39 million which we had previously agreed with the trustees of one of our international plans.

Investing activities. Cash used in investing activities in the first nine months of 2012 totaled $50 million which was primarily due to capital expenditures of $53 million associated with information technology projects and leasehold improvements.

Cash used in investing activities in the first nine months of 2011 totaled $77 million which was primarily due to capital expenditures of $66 million related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease extension of our corporate headquarters.

Financing activities. Cash used in financing activities in the first nine months of 2012 totaled $68 million and included $36 million for the repurchase of common stock, $22 million for dividend payments to common shareholders, $10 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010.

Cash used in financing activities in the first nine months of 2011 totaled $324 million and included $164 million of payments to acquire the noncontrolling interest in MWKL, $96 million for the repurchase of approximately 3 million shares of our common stock, $57 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, $23 million for dividend payments to common shareholders, and $10 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010. These payments were partially offset by a return of cash of $16 million used to collateralize standby letters of credit and $10 million of other financing activities.

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

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks, replacing the three-year unsecured revolving credit agreement, dated November 3, 2009 (the “Prior Credit Agreement”) which terminated upon closing of the Credit Agreement. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit, and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate being equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays a 0.15% issuance fee on the face amount of a letter of credit at issuance. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of September 30, 2012, there were $222 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants similar to the Prior Credit Agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011, and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. The noncash goodwill impairment of $178 million related to our Minerals reporting unit is not expected to have a material impact on the financial covenants in our credit agreements.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (i) $400 million and (ii) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 9 to our condensed consolidated financial statements). At September 30, 2012, the remaining availability under the Distribution Cap was approximately $677 million.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, due for the years ended December 31, 2012 through 2016 totals £6 million in each year and £33 million thereafter. In accordance with FASB ASC 810 our condensed consolidated financial statements for the period ended September 30, 2012, include the accounts of Fasttrax Limited and accordingly, the cash and equivalents, property, plant and equipment, and the non-recourse project financing debt. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. For additional information see Note 14 of our condensed consolidated financial statements.

Off balance sheet arrangements

Letters of credit, surety bonds and bank guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit, and we have utilized $671 million of our line of credit capacity at September 30, 2012. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $222 million issued under our Credit Agreement and $449 million issued under uncommitted bank lines at September 30, 2012. Of the total letters of credit outstanding, $272 million relate to our joint venture operations and $9 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other obligations. As of September 30, 2012, we had commitments to provide funds to our privately financed projects of $9 million, primarily related to future equity funding on our Allenby and Connaught project coming due within one year. Our commitments to fund our privately financed projects are supported by letters of credit as described above.

Other factors affecting liquidity

Percentage-of-completion contracts claims.  As of September 30, 2012, probable claims were approximately $144 million and included claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $106 million. The contract claims on this project represent incremental subcontractor costs incurred and we believe we have legal entitlement to recover these costs from the customer under the terms of the EPC contract. If we are unable to settle the claim(s) with the customer, we intend to pursue recovery through other dispute resolution procedures.  The claims related to this EPC contract have been recorded as a current asset in “Unbilled receivables on uncompleted contracts” in our condensed consolidated balance sheet as of September 30, 2012.

Government claims. Included in receivables in our condensed consolidated balance sheets are claims for costs incurred under various government contracts totaling $206 million at September 30, 2012, of which $124 million is included in “Accounts receivable” and $82 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $124 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1’s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of approximately $82 million primarily represents costs for which incremental funding is pending in the normal course of business.  The majority of costs in this category are normally funded within several months after the costs are incurred.  The claims outstanding at September 30, 2012, are considered to be probable of collection and have been previously recognized as revenue.

Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities that must be met within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $3 million at September 30, 2012 and $11 million at December 31, 2011 (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Interim Goodwill Impairment Review

We perform our annual goodwill impairment review as of October 1 of each year and also perform interim impairment reviews if events occur or circumstances change that indicate it is likely that the fair value of a reporting unit is below its carrying amount. Our 2011 annual goodwill impairment review, performed as of October 1, 2011, did not indicate an impairment of goodwill for any of our reporting units. In the third quarter of 2012, during the course of our annual strategic planning process, we identified deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which is part of our IGP segment. This resulted in a reduction of our forecasts of the sales, operating income and cash flows expected in 2013 and beyond. Therefore, we performed an interim goodwill impairment test during the third quarter of 2012.

The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. The result of the first step of our goodwill impairment test indicated the carrying value of our Minerals reporting unit exceeded its fair value. Therefore, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. We determined the implied fair value of the goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the Minerals reporting unit estimated in step one to all the assets and liabilities of the reporting unit. The implied fair value of the Minerals reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our IGP segment of $178 million in this quarter.  Due to the impairment, the Minerals reporting unit goodwill decreased from its December 31, 2011 balance of $263 million to $85 million at September 30, 2012. The impact of this goodwill impairment resulted in a reduction of our IGP segment's goodwill by $178 million from the carrying value of $403 million at December 31, 2011. We will continue to monitor the recoverability of our goodwill.

For purposes of our interim impairment test, the fair value of the Minerals reporting unit was determined using a combination of two methods; one based on market earnings multiples of peer companies identified for the business unit (the market approach), and a discounted cash flow model with estimates of cash flows based on internal forecasts of revenues and expenses over a 10 year period plus a terminal value period (the income approach). The market approach estimates fair value by applying earnings and revenue market multiples to the reporting unit's operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of our Minerals reporting units. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the business unit.

To arrive at the Minerals reporting unit's future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, and estimates of future expected changes in operating margins, tax rates, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Under the income approach, we applied a risk-adjusted discount rate of 16% to the future cash flows from the Minerals reporting unit. In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become further impaired in the future.

Transactions with Former Parent

Information related to transactions with our former parent is described in Note 10 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Transactions with Former Parent and the information discussed therein is incorporated herein.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business group, totaled $2.2 billion, or 24% of consolidated revenue, in 2011, $3.3 billion, or 32% of consolidated revenue, in 2010, and $5.2 billion, or 43% of consolidated revenue, in 2009. Revenue from the Chevron Corporation, which was derived almost entirely from our Hydrocarbons business group, totaled $1.7 billion, or 28% of consolidated revenue for the nine months ended September 30, 2012, $2.0 billion, or 22% of consolidated revenue, in 2011, $1.8 billion, or 18% of consolidated revenue, in 2010, and $1.4 billion or 11%, of consolidated revenue, in 2009. For the nine months ended September 30, 2012, revenue from Sonatrach totaled $618 million, or 10% of consolidated revenue. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On August 26, 2011, KBR announced that its Board of Directors authorized a new share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2012. We also maintain a share maintenance program to repurchase shares issued based on vesting and other activity under our equity compensation plans.

Purchase Period	Total Number of Shares Purchased (c)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 10 Million Share Repurchase Plan (c)	Maximum Number of Shares that May Yet Be Purchased Under the 10 Million Share Repurchase Program (a)
July 2 - 31, 2012
Repurchase Program	436,000	$24.12	176,915	7,549,882
Employee Transactions (b)	23,130	$26.63	—	—
August 1 - 31, 2012
Repurchase Program	—	$—	—	7,549,882
Employee Transactions (b)	2,532	$27.41	—	—
September 4 - 28, 2012
Repurchase Program	—	$—	—	7,549,882
Employee Transactions (b)	790	$30.51	—	—
Total
Repurchase Program	436,000	$24.12	176,915	7,549,882
Employee Transactions (b)	26,452	$26.82	—	—

(a)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.

(b)	Reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

(c)	The difference between total number of shares purchased and total number of share purchased as part of publicly announced plans or programs pertains to repurchases under our share maintenance program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.1 Charter to KBR’s current report on Form 8-K filed January 23, 2012; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

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

Date: October 24, 2012