Form 10-K
period 2012-12-31
KBR, INC.
filed 2013-02-20
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 1-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4536774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Jefferson Street Suite 3400	77002
Houston, Texas	Zip Code
(Address of principal executive offices)	Telephone Number - Area code (713) 753-3011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock par value $0.001 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 29, 2012, was approximately $3.6 billion, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $24.71.

As of January 31, 2013, there were 147,615,219 shares of KBR, Inc. Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the KBR, Inc. Company Proxy Statement for our 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

KBR, Inc. was incorporated in Delaware on March 21, 2006 prior to an exchange offer transaction that separated us from our former parent, Halliburton Company, which was completed on April 5, 2007. We trace our history and culture to two businesses, The M.W. Kellogg Company (Kellogg) and Brown & Root, Inc. (Brown & Root). Kellogg dates back to a pipe fabrication business which was founded in New York in 1901 and has been creating technology for petroleum refining and petrochemicals processing since 1919. Brown & Root was founded in Houston, Texas in 1919 and built the world’s first offshore platform in 1947. Brown & Root was acquired by Halliburton in 1962 and Kellogg was acquired by Halliburton in 1998 through its merger with Dresser Industries.

Our Business Groups and Business Units

We operate in four business groups which are consistent with our segment reporting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 280 - Segment Reporting: Hydrocarbons; IGP; Services; and Other as described below.

Hydrocarbons. Our Hydrocarbons business group provides services ranging from prefeasibility studies to front-end engineering design (“FEED”) through construction and commissioning of process facilities in remote locations and developed areas around the world. We are involved in hydrocarbon processing which includes constructing liquefied natural gas (“LNG”) plants in several countries. Our global teams of engineers also provide process technology and project delivery for projects in the oil and gas, olefins, refining, petrochemical, biofuels and carbon capture markets. The Hydrocarbons business group is comprised of the Gas Monetization, Oil & Gas, Downstream and Technology business units.

Gas Monetization business unit – Our Gas Monetization business unit designs and constructs facilities that enable our customers to monetize their natural gas resources. We design and build LNG and gas-to-liquids (“GTL”) facilities that allow for the economical development and transportation of resources across the globe. Additionally, we make significant contributions in advancing gas processing development, equipment design and innovative construction methods.

Oil & Gas business unit – Our Oil & Gas business unit delivers onshore and offshore oil and natural gas production facilities which include platforms, floating production and subsea facilities and pipelines. We also provide specialty consulting services which include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls.

Downstream business unit – Our Downstream business unit serves clients in the petrochemical, refining, chemicals, biofuels and syngas markets throughout the world. We utilize our differentiated process technologies, but also execute projects and complexes using technologies supplied by others. Our success is based on delivering value over the lifecycle of projects in the hydrocarbon market.

Technology business unit – Our Technology business unit offers highly efficient, differentiated proprietary process technologies for the coal monetization, petrochemical, refining and syngas markets. Our Downstream business unit is often contracted to provide project management and engineering, procurement and construction (“EPC”) delivery of our process technology as part of fully integrated solutions worldwide.

Infrastructure, Government & Power. Our IGP business group delivers effective solutions to industrial commercial, defense and governmental agencies worldwide, providing base operations, facilities management, border security, EPC services and logistics support. We also provide project management, construction management, design and support services for an array of complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater, building and pipeline projects. For the industrial manufacturing and process markets, we provide a full range of pre-FEED, FEED and EPC services to a variety of heavy industrial and advanced manufacturing clients, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, we use our full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities. The IGP business group includes the North American Government and Logistics (“NAGL”), International Government, Defence and Support Services (“IGDSS”), Infrastructure, Minerals and the Power and Industrial (“P&I”) business units.

North American Government and Logistics business unit – Our NAGL business unit offers operations, maintenance and logistics support in both contingency and sustainment environments as well as construction and design/build services to the United States Department of Defense (“DoD”), Department of State (“DoS”) and other federal government agencies.

International Government, Defence and Support Services business unit – Our IGDSS business unit supports armed forces and government departments around the world by providing logistics and field support, operations and maintenance of equipment, camps and bases, program and project management, construction management, training, visualization software and engineering and support services. We provide services to government departments in the United Kingdom (“U.K.”), Europe, Middle East and Australia.

Infrastructure business unit – Our Infrastructure business unit provides engineering, construction and project management services across the world on complex infrastructure projects. The Infrastructure business unit provides global focus and leadership in three key markets – transport (aviation, ports, rail and roads); water (water and wastewater); and facilities (includes buildings and pipelines).

Minerals business unit – Our Minerals business unit provides EPC and EPC management ("EPCm") services across the world on complex mining and minerals projects. The Minerals unit operates in three key markets – bulk materials handling (pit-to-port-to-plant); minerals processing; and support infrastructure (camps, power, water, transport, port, marine, rail and road).

Power & Industrial business unit – Our P&I business unit provides full-scope EPC services for the industrial and power markets globally. Within the Power product line, we deliver fossil fuel and renewable power generation projects, plant re-powering projects and emissions control projects to customers that include regulated utilities, power cooperatives, municipalities, independent power producers and industrial cogeneration providers. Within the Industrial product line, we serve clients in the forest products, manufacturing, technology, life sciences, consumer products, metals and materials sectors.

Services. Our Services business group delivers full-scope construction, construction management, fabrication, operations/maintenance, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals processing, mining, power, alternate energy, pulp and paper, industrial and manufacturing and consumer product industries.  Specifically, Services is organized around four major product lines; U.S. Construction, Industrial Services, Building Group and Canada Operations.

Our U.S. Construction product line delivers direct hire construction and construction management for stand-alone construction projects to a variety of markets and works closely with the Hydrocarbons group, Minerals and Power and Industrial business units to provide construction execution support on all domestic EPC projects.

Our Industrial Services product line is a diversified global maintenance organization providing maintenance, on-call construction, turnaround and specialty services to a variety of markets at over 90 locations where we have embedded KBR personnel. This product line works with our other business units to identify potential for pull through opportunities and to identify upcoming EPC projects.

Our Building Group product line provides commercial general contractor services to education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building clients.

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

In addition to the Ventures business unit, other business operations are reported in our Other group including the Allstates staffing business, our engineering resource operations and other operations that do not individually meet the criteria for group presentation under ASC 280.

Our Business Strategy

Our business strategy is to create shareholder value by providing our customers differentiated capital project delivery and services offerings across the entire engineering, construction and operations project lifecycle as a vertically integrated global contractor. We execute our business strategy on a global scale delivering consistent results anywhere in the world. An essential feature of our global strategy is to establish local operations in market geographies where demand for our services is expected to grow. Our core skills are conceptual design, FEED, engineering, project management, procurement, construction, construction management, logistics, commissioning, operations and maintenance. We will complement organic growth by pursuing targeted acquisitions that focus on expanding our capabilities and market coverage or accelerating business growth strategies. Key features of our business unit strategies include:

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

•
The Services business group will capitalize on our brand reputation and core competencies to expand our direct hire construction, general contracting and industrial services operations both domestically and internationally with focus on safe operations and high value outcomes.

•	The Ventures business unit will invest alongside our clients in selected projects to both earn a return on our capital and secure capital projects for our business units to design, build and maintain.

Competition and Scope of Global Operations

We operate in highly competitive markets throughout the world. The types of competition with respect to sales of our capital project and service offerings include:

•	customer relationships;

•	successful prior execution of large projects in difficult locations;

•	technical excellence and differentiation;

•	high value in delivered projects and services measured by performance, quality, operability and cost;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed and when needed” basis with the required local content and presence;

•	consistent superior service quality;

•	market leading health, safety and environmental standards and sustainable practices;

•	financial strength through liquidity and capital capacity and the ability to support warranties;

•	breadth of proprietary technology and technical sophistication; and

•	robust risk awareness and management processes.

We conduct business in over 70 countries. Based on the location of services provided, our operations in countries other than the United States accounted for 73% of our consolidated revenue during 2012, 78% of our consolidated revenue during 2011, and 79% of our consolidated revenue during 2010. Our international revenues in the Asia Pacific geographic region accounted for 24%, 16% and 10% of our consolidated revenue during 2012, 2011 and 2010, respectively. Our international revenues in the Africa geographic region accounted for 21%, 23% and 21% of our consolidated revenue during 2012, 2011 and 2010, respectively. Revenue from our operations in Iraq, primarily related to our work for the U.S. government, was 6%, 21% and 29% of our consolidated revenue in 2012, 2011 and 2010, respectively. See Note 5 to our consolidated financial statements for selected geographic information.

We market substantially all of our capital project and service offerings through our business units. We have many substantial competitors in the markets that we serve. The competitors include but are not limited to AMEC, Bechtel Corporation, CH2M Hill Companies Ltd., Chicago Bridge and Iron Co., N.V., Chiyoda, Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group, Inc., JGC Corp, John Wood Group PLC, McDermott International, Petrofac PLC, Saipem S.p.A., Technip, URS Corporation, AECOM Technology Corporation and Worley Parsons Ltd. Since the markets for our services are vast and extend across multiple geographic regions, we cannot make a meaningful estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, foreign currency exchange controls and fluctuations. We strive to manage or mitigate these risks through a variety of means including contract provisions, contingency planning, insurance schemes, hedging and other risk management activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments Market Risk,” “Risk Factors - International and political events may adversely affect our operations,” and Note 14 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to manage our risks.

Significant Acquisitions and Other Transactions

In November 2012, the joint venture in which we hold a 50% interest sold the office building in which we lease office space for our corporate headquarters and business unit offices in Houston, Texas, for $175 million. Since we will continue to lease the office building from the new owner under essentially the same lease terms, the $44 million pre-tax gain on the sale will be deferred and amortized using the straight-line method over the remaining term of the lease, which expires in 2030.

In November 2012, we closed on the sale of our former headquarters campus located at 4100 Clinton Drive in Houston, Texas for approximately $42 million in cash. The sale resulted in a $27 million pre-tax gain on disposal of assets in "Operating income" in our consolidated statements of income.

On December 31, 2010, we obtained control of the remaining 44.94% interest in our M.W. Kellogg Limited (“MWKL”) consolidated joint venture previously held by JGC Corporation. MWKL is located in the U.K. and provides EPC services primarily for LNG, GTL and onshore oil and gas projects. MWKL will continue to support our LNG and other Hydrocarbons projects.

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held EPC services company for material handling systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. ENI and its acquired businesses have been integrated into our IGP business group. On December 6, 2012, ENI Holdings, LLC filed a lawsuit in Delaware Chancery Court alleging KBR is wrongfully withholding the escrowed holdback. On January 25, 2013, we filed an answer denying the wrongful withholding allegation. In addition we filed a counterclaim for indemnity and fraud under the terms of the Stock Purchase Agreement. As of December 31, 2012, the escrowed holdback amount was $25 million.

See Note 3 to our consolidated financial statements for further discussion of our recent acquisitions.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, facilitate relationships between us, our venture partners and different potential customers and allow for greater flexibility in delivering our services based on cost and geographical efficiency. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are as of December 31, 2012.

JKC is a joint venture consisting of JGC Corporation, KBR and Chiyoda for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Inpex LNG project"). The project will be executed using two joint ventures in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting and reported in our Hydrocarbons business group.

Kellogg Joint Venture (“KJV”) is a joint venture consisting of JGC Corporation, Hatch Associates PTY LTD (“Hatch”), Clough Projects Australia PTY LTD (“Clough”) and KBR for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Gorgon Downstream LNG Project located on Barrow Island off the northwest coast of Western Australia. We hold a 30% interest in the joint venture which is consolidated for financial accounting purposes and reported in our Hydrocarbons business group.

Aspire Defence Holdings Limited (“Aspire Defence”) is a joint venture between us, Carillion Private Finance Limited and two financial investors formed to contract with the U.K. Ministry of Defence (“MoD”) to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the United Kingdom. We own a 45% interest in Aspire Defence which is reported in our Ventures business unit that is included in our Other group. In addition, we own a 50% interest in each of the two joint ventures within our IGP group that provide the construction and related support services to Aspire Defence. We account for our investments in these entities using the equity method of accounting.

Mantenimiento Marino de Mexico (“MMM”) is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The principal Grupo R entity is Corporative Grupo R, S.A. de C.V. and Discoverer ASA, Ltd., a Cayman Islands company. The Partners’ Agreement covers five joint venture entities executing Mexican contracts with PEMEX. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render maintenance, repair and restoration services of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures. We account for our investment in these entities using the equity method of accounting within our Services business group.

Backlog

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded and in progress. For our projects related to unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenue in backlog. Our backlog was $14.9 billion and $10.9 billion at December 31, 2012 and 2011, respectively. We estimate that as of December 31, 2012, 48% of our backlog will be recognized as revenue within one year. All backlog is attributable to firm orders at December 31, 2012 and 2011. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as either cost-reimbursable or fixed-price, although a portion of our contracts are “hybrid” contracts containing both cost-reimbursable and fixed-price scopes.

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

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates and reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred, or a combination of the two. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our IGP business group provides substantial work under cost-reimbursable contracts with the DoD and other governmental agencies which are generally subject to applicable statutes and regulations. If the government finds that we improperly charged any costs to a contract under the terms of the contract or applicable Federal Procurement Regulations, these costs are potentially not reimbursable or, if already reimbursed, we may be required to refund the costs to the customer. Such conditions may also include financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Risk Factors - Our U.S. government contracts work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.”

Significant Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenue is generated from transactions with the Chevron Corporation (“Chevron”) primarily from our Hydrocarbons business group and the U.S. government from our IGP business group. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The information in the following tables has summarized data related to our revenue from Chevron and the U.S. government.

Revenues and percent of revenues from major customers by year:
	Years ended December 31,
	2012		2011		2010
Millions of dollars, except percentage amounts	$	%	$	%	$	%
Chevron revenue	$2,302	29%	$2,047	22%	$1,783	18%
U.S. government revenue	$690	9%	$2,219	24%	$3,277	32%

Raw Materials

Equipment and materials essential to our business are obtained from a variety of sources throughout the world. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement department actively leverages our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedule. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. See, “Risk Factors - The nature of our contracts, particularly those that are fixed-price, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.” and “Risk Factors - Current or future economic conditions in the credit markets may negatively affect ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy and access our cash and short-term investments.”

Intellectual Property

We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification and semi-submersible technology. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer end-products. We are a licensor of ammonia process technologies used in the conversion of synthetic gas to ammonia. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us, enhances our margins and encourages customers to utilize our broad range of engineering, procurement, construction and construction services (“EPC-CS”) services.

Our rights to make use of technologies licensed to us are governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. Generally, each agreement may be further extended and we have historically been able to renew existing agreements before they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal. For technologies we own, we protect our rights, know-how and trade secrets through patents and confidentiality agreements. Our expenditures for research and development activities were immaterial in each of the past three fiscal years.

Seasonality

On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services.

Employees

As of December 31, 2012, we had approximately 27,000 employees, of which approximately 16% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

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

These laws and regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and, as a result, we may incur substantial costs to maintain the safety and security of our personnel.

Environmental Regulation

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business groups where we perform construction and industrial maintenance services or operate and maintain facilities.

We continue to monitor conditions at sites owned or previously owned and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect that costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, as of December 31, 2012, we have accrued approximately $6 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of estimated possible costs that could be as much as $11 million. See Note 10 to our consolidated financial statements for more information on environmental matters.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a material direct effect on our business or the markets that we serve, nor on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers, which could have an indirect effect on our business. For example, our commodity-based markets depend on the level of activity of mineral and oil and gas companies and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, could have an indirect impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for minerals, oil and natural gas.  We will continue to monitor developments in this area.

Compliance

We are subject to numerous compliance-related laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-bribery legislation and laws and regulations regarding trade and exports. We are also governed by our own Code of Business Conduct and other compliance-related corporate policies and procedures that mandate compliance with these laws. Conducting our business with ethics and integrity is a key priority for KBR. Our Code of Business Conduct is a guide for every employee in applying legal and ethical practices to our everyday work. The Code of Business Conduct describes not only our standards of integrity but also some of the specific principles and areas of the law that are most likely to affect our business. We regularly train our employees regarding anti-bribery issues and our Code of Business Conduct.

Website Access

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that site is www.sec.gov. We have posted on our website our

Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers.

Item 1A. Risk Factors

Risks Related to Operations of our Business

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A substantial portion of our revenue is directly or indirectly derived from new contract awards. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, governmental and environmental approvals. Because a significant portion of our revenue is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts, in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on us.

The nature of our contracts, particularly those that are fixed-price, subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts where costs are estimated in advance of our performance. Approximately 43% of the value of our backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced based in part on cost and scheduling estimates which are based on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain a sufficient number of affordable trained engineers and other skilled workers, our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth and the success of our business depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers and other skilled workers either through direct hire or acquisition of other firms employing such professionals. The market for these professionals is competitive. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase, and our financial performance may decline.

We conduct a portion of our engineering and construction operations through joint ventures and partnerships exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our engineering, procurement and construction operations through large project-specific joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners, and we typically share liabilities on a joint and several basis with our joint venture partners under these joint venture arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to our customer. We could be liable for both our obligations and those of our partners which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse affect on the business operations of the joint venture and, in turn, our business operations and reputation.

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

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in us assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

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

A significant portion of our revenue is derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include, but not limited to:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war or other armed conflict;

•	currency fluctuations, devaluations and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•
governmental activities or judicial actions that limit or disrupt markets, restrict payments, limit the movement of funds, result in the deprivation of contract rights or result in the inability for us to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries and other countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Our operations are conducted in areas that have significant amounts of political risk. In addition, military action or continued unrest in the Middle East could impact the supply and price of oil and gas, disrupt our operations in the region and elsewhere and increase our costs related to security worldwide.

We may have additional tax liabilities associated with our domestic and international operations.

We are subject to income taxes in the United States and numerous foreign jurisdictions, many of which are developing countries. Significant judgment is required in determining our worldwide provision for income taxes due to lack of clear and concise tax laws and regulations in certain developing jurisdictions. It is not unlikely that laws may be changed or clarified and such changes may adversely affect our tax provisions. We are audited by various U.S. and foreign tax authorities and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, such as Iraq, Afghanistan, Nigeria, Algeria, Egypt and Saudi Arabia where the country or location and surrounding area is suffering from political, social, economic issues, war or civil unrest. In those locations where we have employees or operations, we have and may continue to incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors which could expose us to claims and litigation. In the future, the safety of our personnel in these and other locations may continue to be at risk, exposing us to the potential loss of additional employees and contractors.

Demand for our services depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial, mining and power companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services could decrease in the event of a sustained reduction in demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include:

•	worldwide political, social unrest, military and economic conditions;

•	the level of demand for oil, natural gas, industrial services and power generation;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets in which we operate.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

As of December 31, 2012, our backlog was approximately $14.9 billion. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Additionally, poor project performance could also impact our backlog and profits if it results in termination of the contract. We cannot predict the impact that future economic conditions may have on our backlog which could include a diminished ability to replace backlog once projects are completed and/or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse affect on our financial condition, results of operations and cash flows.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing and the breadth and technical sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a significant adverse impact on the margins we generate from our projects as well as our ability to maintain or increase market share.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenue is generated from transactions with Chevron primarily from our Hydrocarbons business group and the U.S. government from our IGP business group. Revenue from Chevron and the U.S. government in 2012 represented 29% and 9%, respectively, of our total consolidated revenue.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in the provisioning of services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Because we license technologies from third parties, there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. In some, but not all cases, we may be able to obtain the necessary intellectual property rights from alternative sources. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

Our current business strategy includes acquisitions which present certain risks and uncertainties.

We seek business acquisition activities as a means of broadening our offerings and capturing additional market opportunities by our business units and we may be exposed to certain additional risks resulting from these activities. These risks include the following:

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

•
We may assume liabilities of an acquired business (e.g. litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	We may assume unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	Business acquisitions may include substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits;

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

As of December 31, 2012, we had $779 million of goodwill and $99 million of intangible assets recorded on our consolidated balance sheet. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual and an interim analysis, if appropriate, of our goodwill to determine if it has become impaired. The analysis requires us to make assumptions in estimates of fair value of our reporting units. If actual results are significantly different from the estimates, we might be required to impair a portion of our goodwill, as occurred during 2012 with respect to our Minerals reporting unit, which is part of our IGP segment, resulting in a $178 million impairment of goodwill. An impairment of all or a part of our goodwill and/or intangible assets could have a material adverse impact to our net earnings and net worth.

We ship a significant amount of cargo using seagoing vessels exposing us to certain maritime risks.

We execute different projects in remote locations around the world. Depending on the type of contract, location and the nature of the work, we may charter vessels under time and bareboat charter parties that assume certain risks typical of those agreements. Such risks may include damage to the ship and liability for cargo and liability which charterers and vessel operators have to third parties “at law”. In addition, we ship a significant amount of cargo and are subject to hazards of the shipping and transportation industry.

We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely heavily on information technology (IT) systems in order to achieve our business objectives.  We also rely upon industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs.  The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers.  A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition. We have experienced limited and infrequent security threats, none of which we considered to be significant to our business or results of operations.

We are implementing a new enterprise resource planning software system ("ERP") and failure to implement the ERP successfully could adversely affect our business and results of operations.

We are incurring costs associated with designing and implementing a new company-wide enterprise ERP with the objective of gradually migrating to the new system. We had capital expenditures of $53 million in 2012 for design and implementation. In addition we incurred expenses related to the ERP initiative of $20 million during 2012. Capital expenditures and expenses for ERP for 2013 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies.

Risks Related to U.S. Government Operations of our Business

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contract awards from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles, such as LogCAP, have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government has also favored multiple award task order contracts in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. It may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win. In addition, negative publicity regarding findings stemming from Defense Contract Audit Agency (“DCAA”) audits and Congressional investigations may adversely affect our ability to obtain future awards. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Analysis - U.S. Government Matters.”

Demand for our services provided under U.S. government contracts are directly affected by spending and capital expenditures by our customers.

We derive a portion of our revenue from contracts with agencies and departments of the U.S. government which is directly affected by changes in government spending and availability of adequate funding. Additionally, U.S. government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending and sequestration is one of those impacts. Factors that could impact current and future U.S. government spending include:

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

We face uncertainty with respect to our U.S. government contracts due to the fiscal and economic challenges facing the U.S. government, including the potential for sequestration and issues surrounding the U.S. national debt ceiling. Potential contract cancellations, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. The loss of work we perform for the U.S. government or other decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flow.

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties and contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if KBR is complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment, allowability and allocation of costs assigned to U.S. government contracts. The DCAA presents its report findings to the Defense Contract Management Agency (“DCMA”). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages.

Given the demands of working for the U.S. government, we expect that from time to time we will have disagreements or experience performance issues with our government customers. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract and our ability to secure future contracts could be adversely affected, although we would expect to receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that our government customers may seek for performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof, could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

Risks Related to Governmental Regulations and Law

We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government.

To the extent that we export products, technical data and services outside of the United States we are subject to laws and regulations governing trade and exports, including but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible U.S. government contractor and cause us to suffer serious harm to our reputation. Any suspension or termination of our U.S. government contractor status could have a negative adverse impact to our business, financial condition or results of operations.

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

The Foreign Corrupt Practices Act (“FCPA”) in the U.S., the U.K. Anti-Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of the FCPA and other anti-corruption laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot provide complete assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

Risks Related to Financial Conditions and Markets

Current or future economic conditions in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy, and access our cash and short-term investments.

We finance most of our operations using cash provided by operations, but also depend on the availability of credit to grow our businesses. Unfavorable economic conditions have brought uncertainty to the capital and credit markets in the U.S. and abroad, which could make it more difficult for us to raise additional capital or obtain additional financing. Our ability to obtain such additional capital or financing will depend in part upon prevailing market conditions as well as conditions in our business and our operating results, and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. We cannot be certain that additional funds will be available if needed to make future investments in certain projects, take advantage of acquisitions or other opportunities or respond to competitive pressures. If additional funds are not available, or are not available on terms satisfactory to us, there could be a material adverse impact on our business and financial performance.

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

In addition, we are subject to the risk that the counterparties to our Credit Agreement may be unable to meet their obligations if they suffer catastrophic demand on their liquidity that will prevent them from fulfilling their contractual obligation to us. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors that may be negatively impacted by events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse impact on our reputation, business, financial condition and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held at major banks and financial institutions located primarily in North America and the United Kingdom. Deposits are in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, been forced into receivership or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund operations.

We may be unable to obtain new contract awards if we are unable to provide our customers with bonds, letters of credit or other credit enhancements.

Customers may require us to provide credit enhancements, including surety bonds, letters of credit or bank guarantees. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a customer may result in an inability to bid on or win a contract award. Historically, we have had adequate bonding capacity but such bonding beyond the capacity of our Credit Agreement is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, bonding may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially strong. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current Credit Agreement. Any inability to bid for or win new contracts due to the failure of obtaining adequate bonding, letters of credit and/or other customary credit enhancements could have a material adverse effect on our business prospects and future revenue.

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

Provisions in our charter documents, Delaware law and our Credit Agreement may inhibit a takeover or impact operational control which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, prohibiting stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline. Additionally, our Credit Agreement contains a default provision that is triggered upon a change in control of at least 25%.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations, and our ability to reinvest earnings from operations, as well as mitigate our foreign exchange risk through hedging transactions may be limited.

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs. However, we do enter into contracts that subject us to currency risk exposure, primarily when our contract revenue is denominated in a currency different from the contract costs. A significant portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

The governments of certain countries have or may in the future impose restrictive exchange controls on local currencies and it may not be possible for us to engage in effective hedging transactions to mitigate the risks associated with fluctuations of a particular currency. We are often required to pay all or a portion of our costs associated with a project in the local currency. As a result, we generally attempt to negotiate contract terms with our customer, who is often affiliated with the local government, or has a significant local presence, to provide that we are only paid in the local currency for amounts that match our local expenses. If we are unable to match our local currency costs with revenue in the local currency, we would be exposed to the risk of adverse changes in currency exchange rates.

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

We participate in privately financed projects that enable governments and other customers to finance large-scale projects, such as major military equipment, capital project and service purchases. These projects typically include the facilitation of non-recourse financing, the design and construction of facilities and the provision of operation and maintenance services for an agreed upon period after the facilities have been completed. We may incur contractually reimbursable costs and typically make an equity investment prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our equity investments and any related contractual receivables. After completion of these projects, the return on our equity investments can be dependent on the operational success of the project and market factors, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
Houston, Texas	Leased(1)	Office facilities	All and Corporate

Newark, Delaware	Leased	Office facilities	All

Arlington, Virginia	Leased	Office facilities	IGP

South Brisbane, Perth, Australia	Leased	Office and project facilities	All

Birmingham, Alabama	Owned	Campus facility	All

Leatherhead, United Kingdom	Owned	Campus facility	All

Greenford, Middlesex United Kingdom	Owned	Office facilities	Hydrocarbons

(1)
In November 2012, our 50% owned joint venture sold the office building in which we lease office space for our corporate headquarters and business unit offices in Houston, Texas. We will continue to lease space from the new owner under essentially the same terms through the expiration of the lease in 2030.

We also own or lease numerous small facilities that include sales offices and project offices throughout the world and lease office space in other buildings owned by unrelated parties. All of our owned properties are unencumbered and we believe all properties that we currently occupy are suitable for their intended use. In the fourth quarter of 2012, we sold a former campus facility located on Clinton Drive in Houston, Texas.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Risk Factors” contained in Part I of this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 9 and 10 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the New York Stock Exchange and dividends declared. In the fourth quarter of 2012, we declared dividends of $0.05 per share on October 22, 2012, and $0.08 per share on December 18, 2012.

	Common Stock Price Range		Dividends Declared Per Share
	High	Low
Fiscal Year 2012
First quarter ended March 31, 2012	$38.00	$27.68	$0.05
Second quarter ended June 30, 2012	$35.97	$22.73	$0.05
Third quarter ended September 30, 2012	$32.10	$22.09	$0.05
Fourth quarter ended December 31, 2012	$31.84	$25.95	$0.13
Fiscal Year 2011
First quarter ended March 31, 2011	$38.28	$28.43	$0.05
Second quarter ended June 30, 2011	$38.79	$33.79	$0.05
Third quarter ended September 30, 2011	$39.34	$23.29	$0.05
Fourth quarter ended December 31, 2011	$30.17	$20.86	$0.05
At January 31, 2013, there were 126 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
On August 26, 2011, KBR announced that its Board of Directors authorized a share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2012. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – 30, 2012
Repurchase program	—	$—	—	7,588,665
Employee transactions	1,174	$30.45	—	—
November 2 – 30, 2012
Repurchase program	—	$—	—	7,588,665
Employee transactions	66	$26.97	—	—
December 7 – 31, 2012
Repurchase program	111,500	$29.34	3,901	7,584,764
Employee transactions	3,631	$29.67	—	—
Total
Repurchase program	111,500	$29.34	3,901	7,584,764
Employee transactions	4,871	$29.82	—	—

(a)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.

(b)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs pertains to repurchases under our share maintenance program.

Under our Credit Agreement, we are permitted to repurchase our common stock, provided that no such repurchases shall be made from the proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2012, does not exceed the Distribution Cap. At December 31, 2012, the remaining availability under the Distribution Cap was approximately $659 million. The declaration, payment or increase of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions.

Performance Graph

The chart below compares the cumulative total shareholder return on our common shares for the five-year period ended December 31, 2012, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 31, 2007, and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012
KBR	$100.00	$39.53	$49.99	$80.93	$74.43	$80.45
Dow Jones Heavy Construction	100.00	44.74	50.92	65.12	53.49	64.62
Russell 1000	100.00	60.98	76.52	87.13	86.69	98.76

Item 6.Selected Financial Data
The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except for per share amounts)
Statements of Operations Data:
Total revenue	$7,921	$9,261	$10,099	$12,105	$11,581
Operating income	299	587	609	536	541
Impairment of goodwill and long-lived assets (a)	180	—	5	6	—
Income from continuing operations, net of tax	202	540	395	364	356
Income from discontinued operations, net of tax (b)	—	—	—	—	11
Net income attributable to noncontrolling interests	(58)	(60)	(68)	(74)	(48)
Net income attributable to KBR	144	480	327	290	319
Basic net income attributable to KBR per share:
—Continuing operations	$0.97	$3.18	$2.08	$1.80	$1.84
—Discontinued operations (b)	—	—	—	—	0.07
Basic net income attributable to KBR per share	$0.97	$3.18	$2.08	$1.80	$1.91
Diluted net income attributable to KBR per share:
—Continuing operations	$0.97	$3.16	$2.07	$1.79	$1.84
—Discontinued operations (b)	—	—	—	—	0.07
Diluted net income attributable to KBR per share	$0.97	$3.16	$2.07	$1.79	$1.90
Basic weighted average shares outstanding	148	150	156	160	166
Diluted weighted average shares outstanding	149	151	157	161	167
Cash dividends declared per share (d)	$0.28	$0.20	$0.15	$0.20	$0.25
Balance Sheet Data (as of the end of period):
Cash and equivalents	$1,053	$966	$786	$941	$1,145
Net working capital	1,391	1,158	923	1,350	1,099
Total assets	5,767	5,673	5,417	5,327	5,884
Non-recourse project-finance debt	94	98	101	—	—
Total shareholders’ equity	$2,511	$2,442	$2,204	$2,296	$2,034
Other Financial Data:
Backlog at year end	$14,931	$10,931	$12,041	$14,098	$14,097
Gross operating margin percentage	3.8%	6.3%	6.0%	4.4%	4.7%
Capital expenditures (c)	$75	$83	$66	$41	$37
Depreciation and amortization expense	$65	$71	$62	$55	$49

(a)
In accordance with ASC 350-20, the goodwill of our Minerals reporting unit, which is part of our IGP segment, was written down to its implied fair value of $85 million from its carrying value of $263 million at December 31, 2011, resulting in an impairment charge of $178 million in the third quarter of 2012. Included in 2009 is a goodwill impairment charge of $6 million related to the Allstates staffing business. Included in 2012 and 2010 are impairment of long-lived asset charges of $2 million and $5 million, respectively, primarily related to equipment, land and buildings.

(b)
We completed the sale of the Production Services group in May 2006 and the disposition of our 51% interest in Devonport Management Limited (“DML”) in June 2007. The results of operations of the Production Services group and DML for all periods presented have been reported as discontinued operations.

(c)	Capital expenditures do not include expenditures related to the noncash investing activities for the purchase of computer software of $19 million for the year ended December 31, 2010.

(d)
In 2012, we declared five dividends totaling $0.28 per share. In each quarter during 2012, we declared a dividend $0.05 per share. In the fourth quarter of 2012, we declared an additional dividend of $0.08 per share on December 18, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report.

Executive Overview

Business Environment

Hydrocarbon Markets. We provide a full range of engineering, procurement and construction services for large and complex upstream and downstream projects, including LNG and GTL facilities, onshore and offshore oil and gas production facilities, refining, petrochemicals, biofuels and other projects throughout the world. Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. Demand for our services depends primarily on our customers' capital expenditures in our market sectors.

Capital expenditures in our petroleum and petrochemical markets are driven by global and regional economic growth expectations reflected in a long global spending cycle. The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to volatility of financial markets. The hydrocarbons market in most international regions is improving from the downturn that occurred as a result of the worldwide economic recession. We now see long term growth in energy projects including demand for related licensed process technologies, offshore oil and gas production, LNG, biofuels, motor fuels, chemicals and fertilizers. Upstream and downstream investment plans are advancing in such resource rich areas as the Middle East, Brazil, North Sea and East and West Africa. LNG prospects continue to develop in the Asia-Pacific region, as well as in East Africa and North America as a result of the recent gas discoveries. Each of these trends lends to our particular capability to deliver large projects in remote locations and harsh environments.

Abundant shale gas supplies and resulting low prices in North America are driving renewed interest in petrochemical project investments. Feasibility studies and front-end engineering and design projects continue to grow, reflecting clients’ intentions to invest in capital intensive energy projects that utilize our process technologies and EPC project delivery skills.

Infrastructure, Government and Power Markets (“IGP”). A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending, including the effects of sequestration. The logistics support services we provide to the U.S. government are delivered under the LogCAP IV contract and other competitively bid contracts. As a result of withdrawal of U.S. combat troops in Iraq, we demobilized our operations under the LogCAP III contract, which effectively ended in December 2011, while continuing to support the U.S. Department of State's presence in Iraq under LogCAP IV. Although we expect the volume of services we provide to the U.S. and U.K. governments in the Middle East to continue to decline as troop counts are drawn down, we anticipate increased spending for logistics and infrastructure for these clients as troops and equipment return to home base. We also view increased infrastructure spending by Middle Eastern governments as a core opportunity.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. There has been a general trend of under-investment in public infrastructure, particularly related to the quality of water, wastewater, roads and transit, rail, airports and educational facilities, where demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects particularly in the Middle East; however, the global economic recession has caused markets to remain flat in the U.S. and the U.K., which has resulted in delays or slow start-ups to major projects.

In the industrial sector, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, mining, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements. However, the mining, minerals and metals markets are experiencing a decline driven by U.S. demand for commodities. We see modest market improvements internationally related to mining, minerals and metals markets driven by international commodity demand growth. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial and institutional buildings, general industrial and manufacturing.  Demand for industrial construction services is increasing markedly in Canada, while the commercial building market shows signs of improvement.

For a more detailed discussion of the results of operations for each of our business groups and business units, corporate general and administrative expense, income taxes and other items, see “Results of Operations” section.

Summary of Consolidated Results

2012 compared to 2011

Consolidated revenue in 2012 decreased $1.3 billion, or 14%, to $7.9 billion compared to $9.3 billion in 2011 primarily due to declines in the IGP business group, mainly as a result of the December 2011 completion of operations in Iraq under the LogCAP III contract and lower progress on Minerals projects. The decrease was also due to lower project activity and project completions on the Escravos, Skikda and Pearl GTL projects. Partially offsetting these declines in revenue were aggregate increases of $612 million on increased activity on the Gorgon project and the EPC phase of the Ichthys LNG project in 2012, as well as milestone incentive awards for the Gorgon LNG project. Also, P&I revenue increased by $130 million in 2012 compared to 2011 primarily due to new project awards, including an air emissions controls system project, and increased volume and progress on existing projects awarded in late 2011 and early 2012, such as coal gasification and waste-to-energy expansion projects.

Consolidated operating income in 2012 decreased $288 million, or 49%, to $299 million compared to $587 million in 2011 mainly due to a $178 million goodwill impairment charge of our Minerals reporting unit and the decline in operations in NAGL of $145 million which was primarily due to the completion of operations in Iraq under the LogCAP III contract. In addition, operating income from Services and Minerals declined $82 million and $54 million, respectively, in 2012. Operating income from Services declined due to increased estimated costs to complete several U.S. construction fixed-price projects and the decline in our U.S. Construction business. The decline in Minerals is a result of additional project costs and liquidated damages related to two projects in Indonesia associated with issues encountered during the commissioning and pre-commissioning phase of these projects. Partially offsetting this decline was increased income in 2012 from our Gas Monetization reporting unit of $188 million as a result of increased activity from the Gorgon, Skikda and Ichthys LNG projects, that included change orders which revised estimated cost to complete the Skikda LNG project, as well as milestone awards for the Gorgon LNG project.

2011 compared to 2010

Consolidated revenue in 2011 decreased $838 million, or 8%, to $9.3 billion compared to $10.1 billion in 2010 primarily due to declines in the IGP and Services business groups. The decrease in IGP business group revenue included a $1.1 billion decline resulting from an overall reduction in volume for U.S. military support activities, primarily in Iraq, under our LogCAP III contract. In 2011, the total number of staff working on the LogCAP III contract decreased by 76% including direct hires, subcontractors and local hires as a result of demobilization. The Services business group experienced a $165 million decline in revenue for 2011 primarily driven by the completion of several large projects in the U.S. and Canada. Revenue increased in our Hydrocarbons business group by $289 million primarily driven by further progress on our LNG and GTL projects in Gas Monetization as well as additional phase awards and new technical service projects in Oil & Gas.

Consolidated operating income in 2011 decreased $22 million, or 4%, to $587 million compared to $609 million in 2010. Operating income in 2011 from the IGP business group was down $6 million. The decline was primarily due to lower activity on our LogCAP III contract but offset by income from the Aspire project as well as increased activity on NATO contracts in Afghanistan. Services operating income declined $44 million primarily due to the completion or winding-down of several large projects in the U.S. and Canada. Operating income from Hydrocarbons increased by $8 million largely due to new projects in Oil & Gas and Downstream. Operating income from Ventures increased by $9 million primarily due to improved performance from the EBIC ammonia plant in Egypt.

Acquisition of Roberts & Schaefer Company

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held, EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated material handling infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of December 31, 2012, the remaining escrowed holdback was $25 million and primarily related to security for indemnification obligations. R&S and its acquired divisions have been integrated into the Minerals reporting unit. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our Minerals reporting unit, which is part of our IGP segment, of $178 million in the third quarter of 2012.  See Note 3 and Note 6 to our consolidated financial statements for further discussion of the R&S acquisition and the goodwill impairment charge. On December 6, 2012, ENI Holdings, LLC filed a lawsuit in Delaware Chancery Court alleging KBR is wrongfully withholding the escrowed holdback. On January 25, 2013, we filed an answer denying the wrongful withholding allegation. In addition we filed a counterclaim for indemnity and fraud under the terms of the Stock Purchase Agreement.

Acquisition of remaining interest in M.W. Kellogg Limited.

On December 31, 2010, we obtained control of the remaining 44.94% interest of our MWKL subsidiary located in the U.K. for £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income (“AOCI”) and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of $1 million as a direct charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL. Additionally, the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of December 31, 2012, we have liabilities of $14 million classified on our balance sheet as “Other current liabilities” reflecting our accrual of 44.94% of proceeds from certain receivables owed to the former noncontrolling interest partner in MWKL. See Note 3 and Note 10 for additional details of obligations due to the former noncontrolling interest partner in MWKL.

Sale of Interest in LNG Joint Venture

On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our consolidated income statement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to select appropriate accounting policies and to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A significant accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.

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

Engineering and Construction Contracts. Revenue from long-term contracts to provide construction, engineering, design or similar services is recognized as contract performance progresses using the percentage-of-completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable claims and change orders included in revenue. Progress is generally based upon a cost-to-cost approach but we also use alternative methods including physical progress, labor hours or others depending on the type of job.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled timeline. We generally include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

When calculating the amount of total profit or loss on a long-term contract, we include claims in contract value only when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. Including claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the claims. Claims are recorded to the extent of costs incurred and include no profit element. We are actively engaged in claims negotiations with our customers, and the success of claims negotiations has a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses, and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.

At least quarterly, significant projects are reviewed in detail by senior management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in our “Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

For contracts containing multiple deliverables we analyze each activity within the contract to ensure that we adhere to the separation guidelines of ASC 605 - Revenue Recognition and ASC 605-25 - Multiple-Element Arrangements.

Our revenue includes revenue from services provided to our unconsolidated affiliates or joint ventures, the equity in the earnings of unconsolidated affiliates or joint ventures and gains and losses on disposal of our interest in joint ventures.

Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements.

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

Revenue is recorded at the time services are performed, and such revenue includes base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable pursuant to the terms of the contract or the federal acquisition regulations.

For contracts containing multiple deliverables we analyze each activity within the contract to ensure that we adhere to the separation guidelines of ASC 605 - Revenue Recognition and ASC 605-25 - Multiple-Element Arrangements.

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. KBR excludes from billings to the U.S. government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts based on the applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially unallowable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred and subcontract terms, as applicable. From time to time, we engage outside counsel to advise us in determining whether certain costs are allowable. We also review our analysis and findings with the administrative contracting officer (“ACO”) as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“COFC”). We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Goodwill Impairment Testing. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with ASC 350 Intangibles - Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1. As of December 31, 2012, we had goodwill totaling $779 million on our consolidated balance sheet. Our operations are grouped into four segments: Hydrocarbons, IGP, Services and Other. Within those segments we operate 11 business units which are also our operating segments as defined by ASC 280 - Segment Reporting and reporting units as defined by ASC 350. In accordance with ASC 350, we conduct our goodwill impairment testing at the reporting unit level which consists of the 11 business units and our Allstates reporting unit. The reporting units include Gas Monetization, Oil & Gas, Downstream, Technology, North American Government & Logistics, International Government, Defense and Support Services, Power & Industrial, Infrastructure, Minerals, Services, Ventures and the Allstates staffing reporting units.

In the third quarter of 2012, during the course of our annual strategic planning process, we determined that both the actual and expected income and cash flows for our Minerals reporting unit were substantially lower than previous forecasts due to lower than expected project bookings and losses from ongoing projects acquired as part of the acquisition of R&S. We also identified a deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which reduced forecasts of the sales, operating income and cash flows expected in 2013 and beyond. As a result of these triggering events, we performed an interim goodwill impairment test on our Minerals reporting unit and recorded a noncash goodwill impairment charge of $178 million in the third quarter of 2012.

Our October 1, 2012, annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

Consistent with prior years, the fair values of reporting units in 2012 were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a ten year period plus a terminal value (the income approach).

Under the market approach, we estimate fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The earnings multiples for the market approach ranged from 5.9 times to 8.1 times the earnings for each of our reporting units. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 14.1% to 20.5%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. Given our use of judgments and estimates in the performance of our goodwill impairment test, if market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

At the annual testing date of October 1, 2012, our market capitalization exceeded the carrying value of our consolidated net assets by $2.6 billion and, except for the Minerals, Services and Downstream reporting units, the fair value of all our reporting units substantially exceeded their respective carrying amounts as of that date. If future variances for projected growth rates and other market inputs are significant, the fair values of some business units may not substantially exceed their carrying values in future periods.

The fair value of the Services reporting unit exceeded its carrying value by approximately 16% and total goodwill allocated to the reporting unit was $287 million at October 1, 2012. The valuation model for the Services reporting unit assumes continuing growth in the Canadian module fabrication, turnaround and construction markets as well as additional maintenance opportunities in the Middle East. The fair value of the Downstream reporting unit exceeded its carrying value by approximately 29% and total goodwill allocated to the reporting unit was $78 million at October 1, 2012. The valuation model for the Downstream reporting unit assumes an emerging market growth opportunity in the Middle East and North America in EPC projects involving ammonia, syngas and chemicals. The carrying value of the Minerals reporting unit exceeded its fair value by approximately 30%, thus failing Step 1. We then performed Step 2 of the goodwill impairment test which compares the implied fair value of Mineral's goodwill to the carrying value of that goodwill. The implied fair value of Mineral's goodwill exceed its carrying value by approximately 14%.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization and the evaluation of tax planning strategies in making an assessment of realization. Given the inherent uncertainty involved with the use of such assumptions, there can be significant variation between anticipated and actual results. As of December 31, 2012, we had net deferred tax assets of $333 million, which are net of deferred tax liabilities of $264 million and a valuation allowance of $36 million primarily related to certain foreign branch net operating losses.

We have operations in the United States and in numerous other countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned and revenue-based tax withholding. The final determination of our worldwide tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

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

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined in the normal course of business by tax authorities. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest and penalties as needed based on this outcome.

Legal and Investigation Matters. As discussed in Notes 9 and 10 of our consolidated financial statements, as of December 31, 2012 and 2011, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, differ from our estimates after appeals, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715 - Compensation - Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality and turnover, are evaluated periodically and updated accordingly to reflect our actual experience.

The discount rate used to determine the benefit obligations was determined using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity securities, fixed income funds and securities, hedge funds, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment. During 2012, plan fiduciaries of our international plan implemented a revised investment strategy that reduces risk associated with fulfilling our pension obligations by further diversifying assets from equities to other asset classes along with the consideration of other risk reduction strategies that include liability hedging. This revised investment strategy is expected to be completed in the first quarter of 2013.

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 3.09% at December 31, 2012 from 3.74% at December 31, 2011. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plans, which constitutes all of our international plans and 95% of all plans, decreased to 4.50% at December 31, 2012 from 4.90% at December 31, 2011. An additional future decrease in the discount rate of 25 basis points for our pension plans would increase our projected benefit obligation by an estimated $89 million and $2 million for the U.K. and U.S. plans, respectively, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $83 million and $2 million for the U.K. and U.S. plans, respectively. Our expected long-term rates of return on plan assets utilized at the measurement date remained unchanged at 7.00% for our U.S. pension plans and decreased to 6.15% from 6.60% for our U.K. pension plans.

Unrecognized actuarial gains and losses are generally recognized over a period of 10 to 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive income at December 31, 2012 was $723 million, of which $36 million is expected to be recognized as a component of our expected 2013 pension expense compared to $27 million in 2012. During 2012, we made contributions to fund our defined benefit plans of $30 million. We currently expect to make contributions in 2013 of approximately $25 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed in Note 17 in the accompanying financial statements.

Variable Interest Entities. We account for variable interest entities (“VIEs”) in accordance with ASC 810 - Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. An unconsolidated VIE is accounted for under the equity method of accounting.

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

As required by ASC 810, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810-10. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support.

Results of Operations

We analyze the financial results for each of our four business groups including the related business units within Hydrocarbons and IGP. The business groups presented are consistent with our reportable segments discussed in Note 5 to our consolidated financial statements. While certain business units and product service lines presented below do not meet the criteria for reportable segments in accordance with ASC 280 - Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors. In the first quarter of 2012, we began reporting Infrastructure and Minerals as separate business units. Prior periods have been conformed to the current presentation.

For purposes of reviewing the results of operations, “business group income” is calculated as revenue less cost of services managed and reported by the business group and are directly attributable to the business group. Business group income excludes unallocated corporate, general and administrative expenses and other non-operating income and expense items.

Revenue by Business Group	Years Ended December 31,
			2012 vs. 2011			2011 vs. 2010
Millions of dollars	2012	2011	$	%	2010	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$3,040	$3,044	$(4)	—%	$2,829	$215	8%
Oil & Gas	483	488	(5)	(1)%	426	62	15%
Downstream	575	557	18	3%	584	(27)	(5)%
Technology	202	169	33	20%	130	39	30%
Total Hydrocarbons	4,300	4,258	42	1%	3,969	289	7%
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	725	2,198	(1,473)	(67)%	3,307	(1,109)	(34)%
International Government, Defence and Support Services	360	378	(18)	(5)%	369	9	2%
Infrastructure	255	246	9	4%	236	10	4%
Minerals	192	264	(72)	(27)%	35	229	654%
Power and Industrial	372	242	130	54%	352	(110)	(31)%
Total IGP	1,904	3,328	(1,424)	(43)%	4,299	(971)	(23)%
Services	1,633	1,590	43	3%	1,755	(165)	(9)%
Ventures	61	65	(4)	(6)%	55	10	18%
Other	23	20	3	15%	21	(1)	(5)%
Total revenue	$7,921	$9,261	$(1,340)	(14)%	$10,099	$(838)	(8)%

(1)
We often participate in larger projects as a joint venture partner and provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group	Years Ending December 31,
			2012 vs. 2011			2011 vs. 2010
Millions of dollars	2012	2011	$	%	2010	$	%
Business group income (loss):
Hydrocarbons:
Gas Monetization	$445	$257	$188	73%	$252	$5	2%
Oil & Gas	115	104	11	11%	90	14	16%
Downstream	75	77	(2)	(3)%	117	(40)	(34)%
Technology	94	75	19	25%	55	20	36%
Total job income	729	513	216	42%	514	(1)	—%
Impairment of long-lived assets	—	—	—	—%	(4)	4	100%
Gain (loss) on sale of assets	—	1	(1)	(100)%	—	1	—%
Divisional overhead	(128)	(106)	(22)	(21)%	(110)	4	4%
Total Hydrocarbons	601	408	193	47%	400	8	2%
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	67	212	(145)	(68)%	230	(18)	(8)%
International Government, Defence and Support Services	113	128	(15)	(12)%	88	40	45%
Infrastructure	59	62	(3)	(5)%	56	6	11%
Minerals	(56)	(2)	(54)	n/m	6	(8)	(133)%
Power and Industrial	34	29	5	17%	37	(8)	(22)%
Total job income	217	429	(212)	(49)%	417	12	3%
Impairment of goodwill	(178)	—	(178)	—%	—	—	—%
Loss on sale of assets	(1)	(1)	—	—%	—	(1)	—%
Divisional overhead	(142)	(162)	20	12%	(145)	(17)	(12)%
Total IGP	(104)	266	(370)	(139)%	272	(6)	(2)%
Services:
Job income	42	124	(82)	(66)%	172	(48)	(28)%
Gain (loss) on sale of assets	—	1	(1)	(100)%	(1)	2	200%
Divisional overhead	(58)	(67)	9	13%	(69)	2	3%
Total Services	(16)	58	(74)	(128)%	102	(44)	(43)%
Ventures:
Job income (loss)	40	45	(5)	(11)%	33	12	36%
Gain on sale of assets	—	1	(1)	(100)%	3	(2)	(67)%
Divisional overhead	(3)	(4)	1	25%	(3)	(1)	(33)%
Total Ventures	37	42	(5)	(12)%	33	9	27%

Income (loss) by Business Group	Years Ending December 31,
			2012 vs. 2011			2011 vs. 2010
Millions of dollars	2012	2011	$	%	2010	$	%
Business group income (loss):
Other:
Job income	15	16	(1)	(6)%	12	4	33%
Impairment of long-lived assets	(2)	—	(2)	—%	(1)	1	100%
Gain (loss) on sale of assets	33	1	32	n/m	(2)	3	150%
Divisional overhead	(8)	(8)	—	—%	(7)	(1)	(14)%
Total Other	38	9	29	322%	2	7	350%
Total business group income	556	783	(227)	(29)%	809	(26)	(3)%
Unallocated amounts:
Labor cost absorption income (expense)	(35)	18	(53)	(294)%	12	6	50%
Corporate general and administrative expense	(222)	(214)	(8)	(4)%	(212)	(2)	(1)%
Total operating income	$299	$587	$(288)	(49)%	$609	$(22)	(4)%

n/m - not meaningful

Hydrocarbons

Gas Monetization. Gas Monetization revenue decreased by $4 million in 2012 compared to 2011, primarily driven by lower volume of work associated with project completions or near completions on the Escravos, Skikda and Pearl GTL projects, as well as the FEED phase of the Ichthys LNG project. The decrease in 2012 revenues is offset by increased activity and milestone incentive awards on the Gorgon project and the start of the EPC phase of the Ichthys LNG project.

Gas Monetization job income increased by $188 million in 2012 compared to 2011. Job income increased $230 million as a result of increased activity from the Gorgon, Skikda and Ichthys LNG projects.  Included in the increased activity are change orders which revised estimated cost to complete for Skikda, as well as milestone awards for Gorgon. Partially offsetting these increases in job income were decreases of $47 million primarily due to lower activity and project completions on Escravos, Pearl and other projects.

Gas Monetization revenue increased by $215 million in 2011 compared to 2010, primarily due to higher progress on Gorgon and Escravos which increased revenue by $232 million in the aggregate. Revenue further increased by $121 million as a result of higher activity on a FEED project awarded in late 2010 and activity on other projects. Partially offsetting the increases were declines in revenue of $142 million in the aggregate due to lower activity on Skikda and Pearl as well as the completion of other LNG and GTL projects in 2010.

Gas Monetization job income increased by $5 million in 2011 compared to 2010. Job income increased by $41 million as a result of increased activity on the EPCm portion of Gorgon, the sale of our interest in an unconsolidated joint venture, the reversal of previously accrued commercial agent fees on a completed LNG project and activity on other projects. These increases were partially offset by a decrease of $32 million primarily due to income in 2010 related to change orders associated with the completion of an LNG project that did not recur in 2011 and lower subcontractor activity on Skikda.

Oil & Gas. Oil & Gas revenue decreased by $5 million and job income increased by $11 million in 2012 compared to 2011. The decrease in revenue is primarily due to the completion or near-completion of several long term projects in late 2011 and during 2012. These project completions were offset by other long term technical service projects and increased progress on existing projects primarily located in the North Sea and Azerbaijan, as well as the recognition of $8 million in license fee revenue for several semi-submersible hulls. The increase in job income is primarily due to increased progress for projects in the North Sea and Azerbaijan, as well as the recognition of the license fees, partially offset by the completion or near completion of other projects.

Oil & Gas revenue and job income increased by $62 million and $14 million, respectively, in 2011 compared to 2010. New technical service projects and additional phases of existing projects primarily in the North Sea, Caspian Sea and Gulf of Mexico contributed $127 million to the increase in 2011 revenue, partially offset by a decrease of $75 million due to lower volume and progress on projects that were either completed or nearing completion during 2011. Job income increased mainly as a result of new project awards, increased activity on existing projects and close-out activity on completed projects.

Downstream. Downstream revenue increased by $18 million and job income decreased by $2 million in 2012 compared to 2011. The increase in revenue in 2012 is primarily driven by additional revenue of $20 million related to the $39 million FAO claim settlement, of which $19 million was previously recorded. The decrease in job income is driven primarily by the completion of engineering on a refinery project in Africa in early 2012 and lower volumes on projects in the Middle East. These decreases are partially offset by our portion of the FAO settlement of $14 million, as well as activity from newly awarded projects in North America and Saudi Arabia.

Downstream revenue and job income decreased by $27 million and $40 million, respectively, in 2011 compared to 2010. Revenue decreased by $186 million primarily due to several projects that were either completed or nearing completion. This decrease was partially offset by additional revenue of $122 million from newly awarded projects started in late 2010 or during 2011 as well as increased activity on existing projects including the Yanbu and DuPont projects. Job income decreased primarily due to the completion or near completion of projects in Africa and the Middle East, partly offset by additional activity from new projects.

Technology. Technology revenue and job income increased by $33 million and $19 million, respectively, in 2012 compared to 2011. This increase is primarily due to the progress achieved on license and engineering projects in Egypt, the U.S., Uzbekistan, Russia, India, Bolivia and China which collectively contributed $55 million to revenues and $36 million to job income. The increase in revenue and job income also includes $8 million associated with the completion of ammonia license and basic engineering contracts in Venezuela. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on an ammonia project located in Brazil and on other projects.

Technology revenue and job income increased by $39 million and $20 million, respectively, in 2011 compared to 2010, primarily due to the progress achieved on a new grassroots ammonia, urea and granulation project in Brazil and other petrochemical and ammonia projects located in China, India, Indonesia and Korea. These new projects contributed $73 million to the increases in revenue and $36 million to the increases in job income. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on several projects located in Turkmenistan, India, China, Korea and Angola.

Infrastructure, Government and Power (“IGP”)

North American Government and Logistics (“NAGL”). NAGL revenue decreased by $1.5 billion in 2012 compared to 2011, due to the December 2011 completion of operations in Iraq under the LogCAP III contract. Our services in the region have shifted to the LogCAP IV contract supporting the U.S. Department of State in Iraq.

NAGL job income decreased by $145 million in 2012 compared to 2011, primarily due to the completion of services under the LogCAP III contract. The decrease includes the unfavorable ruling from the U.S. COFC regarding costs associated with dining facility services. This resulted in a noncash, pre-tax charge of $28 million. Partially offsetting the decrease was higher income related to the LogCAP IV contract.

NAGL revenue decreased by $1.1 billion in 2011 compared to 2010 primarily due to an overall reduction in the volume of U.S. military support activities due to troop drawdown and related base closures in Iraq and completion of work in Afghanistan under our LogCAP III contract. Revenue from the LogCAP III contract declined $1.3 billion in 2011. Revenue decreases were partially offset by an increase of $188 million associated with our LogCAP IV task order that began in mid-2010.

NAGL job income decreased by $18 million in 2011 compared to 2010. Lower volume of activity on our LogCAP III contract resulted in a reduction to income of $46 million. Additionally, recognized LogCAP III award fees declined by $54 million in 2011 compared to 2010. These declines in job income were partially offset by increases of $69 million related to fixed-fees and lower adjustments recognized for potentially unallowable costs on the LogCAP III contract and higher income related to the LogCAP IV contract.

International Government, Defence and Support Services (“IGDSS”). IGDSS revenue decreased by $18 million and job income decreased by $15 million in 2012 compared to 2011, driven by lower activity on the Aspire Defence project and reduced margins on a U.K. MoD contract in Afghanistan. These decreases were partially offset by increased activity related to support services in Africa and a NATO contract in Afghanistan.

IGDSS revenue increased by $9 million in 2011 compared to 2010 primarily due to commencement of service under new NATO contracts in Afghanistan, reduced cost estimates for the remaining period of performance for construction activities on Aspire Defence and various other new project awards. These increases in revenue were partially offset by lower activity on the Temporary Deployable Accommodation project as well as absence of new task orders.

IGDSS job income increased by $40 million in 2011 compared to 2010 primarily due to reduced cost estimates on Aspire Defence that produced $33 million of additional job income during 2011, increased activity on NATO contracts in Afghanistan and operations-related efficiencies in other contingency logistics and construction management projects.

Infrastructure. Infrastructure revenue increased by $9 million and job income decreased by $3 million in 2012 compared to 2011. The increase in revenue is due to increased activity in the Middle East associated with the expansion of the Doha Expressway program. The decrease in job income is a result of a decline in market conditions in the APAC market.

Infrastructure revenue and job income increased by $10 million and $6 million in 2011 compared to 2010. The increase in revenue is due a transport project in Qatar which commenced in late 2010. This increase was partially offset by revenue reductions due to the completion of water projects in the U.K. and Australia as well lower activity on various infrastructure projects due to deferred government spending resulting from flooding in Queensland, Australia. The increase in job income is primarily as a result of increased progress on a transport project in Qatar as well as $10 million in project incentives earned on a transport project in Australia. These increases were partially offset by lower overall activity on various other infrastructure projects in the U.K. and Australia.

Minerals. Minerals revenue decreased by $72 million in 2012 compared to 2011, due to a decline in project awards, a general decline in economic conditions, as well as lower volume of work and progress on existing projects. This includes a $56 million reduction in revenue related to two projects in Indonesia.

Minerals job income decreased by $54 million in 2012 compared to 2011. The decrease is primarily due to various projects encountering increased operating costs, funding of liquidated damages and other project items. Job income related to the two Indonesian projects declined $38 million as a result of additional project costs and liquidated damages related to two projects in Indonesia associated with issues encountered during the commissioning, pre-commissioning and earthworks phase of the these projects. Job income is down a further $16 million due to increased costs, liquidated damages and technical delays primarily for legacy R&S projects.

In the third quarter of 2012, during the course of our annual strategic planning process, we identified deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows due to lower than expected project bookings and losses from ongoing projects acquired as part of the R&S acquisition. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge of $178 million in the third quarter of 2012.

Minerals revenue increased by $229 million and job income decreased by $8 million in 2011 compared to 2010. The increase in revenue is primarily due to the inclusion of legacy R&S projects acquired in December 2010 as well as increased activity on a minerals project in Australia, which commenced late in 2010. The decrease in job income is primarily due to project loss provisions totaling $25 million recognized on three projects acquired from R&S due to increased cost estimates at completion. These losses were partially offset by job income due to increased activity in 2011 on a minerals project in Australia.

Power and Industrial (“P&I”). P&I revenue and job income increased by $130 million and $5 million, respectively, in 2012 compared to 2011. These increases are due to new projects awarded in 2012 and increased progress on existing projects awarded during late 2011. New projects include air emissions controls systems in Illinois and Kentucky, with existing project growth from a coal gasification project in Mississippi and a waste-to-energy expansion project in Florida. This increase was partially offset by reduced activity from projects completed or nearing completion during 2012.

P&I revenue and job income decreased by $110 million and $8 million, respectively, in 2011 as compared to 2010 due to the completion of procurement, construction and fieldwork activities on various projects, including a waste-to-energy refurbishment and other projects during 2011. These decreases were partially offset by increased progress on existing engineering projects and the award of several new projects in 2011. New projects include a coal gasification project in Mississippi and a waste-to-energy expansion project in Florida.

Services

Services revenue increased by $43 million in 2012 as compared to 2011. This increase is primarily driven by increases of $167 million in our Canada product line and $121 million in our U.S. Construction product line due to several new awards and increased activity on new projects. The increased activity in our Canada product line is primarily related to construction services for gas plants in Northern British Columbia and fabrication modules for oil sands projects. The increase in our U.S. construction product line is primarily associated with the construction of a base oil facility, turnaround upgrades and rebuilds. These increases were partially offset by lower revenue of $194 million from our Building Group product line due to the completion of several large hospital and other projects. Revenue also declined $51 million in our Industrial Services and other product lines due to the completion of a major turnaround project in 2011.

Services job income decreased by $82 million in 2012 as compared to 2011 due to increased estimated costs to complete on several U.S. construction fixed-price projects and the decline in our U.S. Construction business. The increase in costs are primarily related to lower productivity and higher wage rates, which gave rise to higher direct labor costs, indirect costs and other extension-of-time-related cost. This decline in the U.S. Construction business was partially offset by increased income from our Canadian product line related to construction services for gas plants in Northern British Columbia and fabrication modules for oil sands projects in Canada.

Services revenue decreased by $165 million in 2011 compared to 2010. Revenue declined by $303 million in our U.S. Construction Group and $93 million in our Canada operations primarily as a result of completion or near completion of several large projects. These declines were partially offset by increases in revenue of $208 million in our Building Services group due to higher activity on several hospital projects and $35 million in our Industrial Services group from increased construction, maintenance and services under a new multi-site contract throughout the Eastern and Gulf Coast regions of the U.S.

Services job income decreased by $48 million in 2011 compared to 2010 primarily due to the decline in U.S. Construction Group and Canada activity resulting from completion or near completion of several projects which was partially offset by the increased Building Group project activity on the hospital projects.

Ventures

Ventures operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue and job income decreased by $4 million and $5 million, respectively, in 2012 as compared to 2011, due to a decline of $10 million on the EBIC ammonia plant in Egypt related to noncash hedge accounting adjustments, write-off of deferred losses related to the refinancing of EBIC debt, reduced productivity as a result of low gas feedstock pressure and plant closure for turnaround maintenance. This decline was partially offset by higher revenue and job income of $6 million achieved by other Ventures projects, primarily due to lower debt interest costs and lower maintenance costs.

Ventures revenue and job income increased by $10 million and $12 million, respectively, in 2011 as compared to 2010, due to increased sales volume and higher ammonia prices related to the EBIC ammonia plant in Egypt.

Services Revenue by Market Sector

The Services business group provides construction management, direct hire construction and maintenance services to clients in a number of markets. We believe customer focus, attention to highly productive delivery and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business group focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services based on the markets served, some of which are the same sectors served by our other business groups.

	Year Ending December 31, 2012
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$3,040	$—	$3,040
Oil & Gas	483	331	814
Downstream	575	413	988
Technology	202	—	202
Total Hydrocarbons	4,300	744	5,044
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	725	60	785
International Government, Defence and Support Services	360	—	360
Infrastructure	255	—	255
Minerals	192	—	192
Power and Industrial	372	829	1,201
Total IGP	1,904	889	2,793
Services	1,633	(1,633)	—
Other	84	—	84
Total KBR Revenue	$7,921	$—	$7,921

	Year Ending December 31, 2011
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$3,044	$—	$3,044
Oil & Gas	488	165	653
Downstream	557	377	934
Technology	169	—	169
Total Hydrocarbons	4,258	542	4,800
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	2,198	80	2,278
International Government, Defence and Support Services	378	—	378
Infrastructure	246	—	246
Minerals	264	—	264
Power and Industrial	242	968	1,210
Total IGP	3,328	1,048	4,376
Services	1,590	(1,590)	—
Other	85	—	85
Total KBR Revenue	$9,261	$—	$9,261

	Year Ending December 31, 2010
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$2,829	$—	$2,829
Oil & Gas	426	297	723
Downstream	584	534	1,118
Technology	130	—	130
Total Hydrocarbons	3,969	831	4,800
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	3,307	97	3,404
International Government, Defence and Support Services	369	—	369
Infrastructure	236	—	236
Minerals	35	—	35
Power and Industrial	352	827	1,179
Total IGP	4,299	924	5,223
Services	1,755	(1,755)	—
Other	76	—	76
Total KBR Revenue	$10,099	$—	$10,099

Corporate, tax and other matters

Labor cost absorption income (expense) represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $(35) million in 2012 compared to income of $18 million in 2011 and $12 million in 2010. The 2012 labor cost absorption expense difference of $(53) million compared to 2011 was primarily due to lower chargeable hours and utilization in several of our engineering offices as a result of delays in awards of certain expected projects. Labor cost absorption income difference of $6 million compared to 2010 was primarily due to higher chargeable hours and utilization in several of our engineering offices.

General and administrative expense was $222 million in 2012, $214 million in 2011 and $212 million in 2010. The increase in 2012 was primarily due to enterprise resource planning ("ERP") project expenses, higher pension costs driven by unfavorable changes in assumptions that impacted 2012 expense and other risk and benefit programs. The increases were partially offset by lower information technology support costs, lower legal costs and reductions associated with other cost containment measures. The increase in 2011 was due to higher information technology support costs, ERP project expenses and employee salary and benefits related expenses. The increases were partially offset by lower incentive compensation in 2011 as well as a reduction in expenses associated with legal restructuring of a foreign subsidiary completed in 2010.

Net interest expense was $7 million, $18 million and $17 million in 2012, 2011 and 2010, respectively. The 2012 reduction in expense is primarily associated with favorable terms of our new Credit Agreement. Interest income was substantially the same in all periods.

We had foreign currency losses of $2 million in 2012, gains of $3 million in 2011 and losses of $4 million in 2010. Foreign currency losses in 2012 were primarily due to the fluctuating Euro and currencies with limited hedge market such as the Algerian Dinar. Foreign currency gains in 2011 were primarily due to the weakening U.S. Dollar against most major currencies. Foreign currency losses in 2010 were primarily due to the weakening Euro and from currencies with no hedge market such as the Algerian Dinar. Some of these positions were not fully hedged.

The effective tax rate on pretax earnings was 29.9%, 5.6% and 32.6% for the years ended December 31, 2012, 2011 and 2010, respectively. Our U.S. statutory tax rate for all years was 35%. In the third quarter of 2012, we recorded a noncash goodwill impairment charge of $178 million in our Minerals reporting unit, which is not deductible for U.S. taxes. Excluding the nondeductible goodwill impairment charge and discrete items, our adjusted effective tax rate was 29.1% for year ended December 31, 2012. The adjusted effective tax rate includes increases of 3.9% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. Our adjusted effective tax rate excluding discrete items for 2012 was lower than our statutory rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In 2012, we also recognized discrete net tax benefits of approximately $50 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures, tax benefits associated with the interest on the Barracuda-Caratinga award, as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia. Provision for income taxes was $86 million for the year ended December 31, 2012.

Excluding discrete items, our effective tax rate was approximately 29.3% for the year ended December 31, 2011. The effective tax rate for 2011, excluding discrete items, was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In 2011, we recognized discrete tax benefits including a $69 million tax benefit related to the arbitration award against KBR associated with the Barracuda-Caratinga project in Brazil as well as $32 million in tax benefits related to the reduction of deferred tax liabilities associated with the pending liquidation of an unconsolidated joint venture in Australia resulting in a net effective tax rate of approximately 5.6%. In September 2011, an arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras $193 million which will be deductible for tax purposes, and for which we are indemnified by our former parent, Halliburton. The indemnification payment from Halliburton to KBR will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable income. Consequently, the arbitration ruling resulted in a tax benefit during 2011. In addition, we recognized other discrete tax benefits in 2011 totaling $34 million primarily from favorable return to accrual adjustments, I.R.S. audit adjustments and the execution of tax planning strategies.

The effective tax rate for the year ended December 31, 2010 was lower than our statutory rate primarily due to favorable rate differentials on foreign earnings, benefits associated with income from unincorporated joint ventures and several favorable discrete tax items including the adjustment of prior year U.S. income taxes and utilization of additional U.S. foreign tax credits during 2010.

Net income attributable to noncontrolling interests was $58 million, $60 million and $68 million in 2012, 2011 and 2010, respectively. The slight decrease in 2012 primarily resulted from lower earnings on projects that were completed or near completion on our consolidated joint ventures. The decrease in 2011 compared to 2010 resulted from lower noncontrolling interests due to the purchase of the remaining 44.94% interest in our MWKL subsidiary in 2011. These declines were partially offset by higher earnings on certain LNG and GTL projects executed by consolidated joint ventures.

Backlog

Backlog generally represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded to us. We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. In many instances, arrangements included in backlog are complex, nonrepetitive in nature and may fluctuate depending on estimated revenue and contract duration. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include our management fee revenue of each project in backlog. For certain long-term service contracts with a defined contract term, such as those associated with privately financed projects, the amount included in backlog is limited to five years.

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.8 billion at December 31, 2012 and $1.7 billion at December 31, 2011. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $2.1 billion at December 31, 2012 and $3.4 billion at December 31, 2011. All backlog is attributable to firm orders as of December 31, 2012 and 2011. Backlog attributable to unfunded government orders was $236 million at December 31, 2012 and $395 million as of December 31, 2011.

Backlog

	December 31,
(in millions)	2012	2011
Hydrocarbons:
Gas Monetization	$7,745	$3,880
Oil & Gas	215	289
Downstream	740	546
Technology	399	258
Total Hydrocarbons	$9,099	$4,973
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	645	899
International Government, Defence and Support Services	975	1,086
Infrastructure	205	265
Minerals	131	237
Power and Industrial	868	777
Total IGP	$2,824	$3,264
Services	2,025	1,766
Ventures	983	928
Total backlog	$14,931	$10,931

We estimate that as of December 31, 2012, 48% of our backlog will be executed within one year. As of December 31, 2012, 43% of our backlog was attributable to fixed-price contracts and 57% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog increased $4.1 billion due to the award of the Ichthys LNG project in Gas Monetization of $5.6 billion, as well as other Hydrocarbons awards of approximately $700 million. These awards are partially offset by $2.2 billion of work performed on existing projects in Hydrocarbons. IGP Backlog decreased by $440 million primarily as a result of work performed on existing projects across all IGP business units. Services backlog increased $259 million as new awards of $2.0 billion primarily in our U.S. Construction and Canada product lines were offset by work performed of $1.7 billion on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $1.1 billion at December 31, 2012 and $966 million at December 31, 2011, which included $201 million and $244 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distribution of profits.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world, the majority of which are outside of the U.S. Of the $852 million in non-joint venture cash and equivalents held at December 31, 2012, approximately $610 million is held in foreign subsidiaries. The remaining cash is non-joint venture domestic cash. Demands on our domestic cash have increased as a result of our strategic initiatives including business acquisitions, share repurchases and capital expenditures. We fund these initiatives through our existing cash and investment balances and internally generated cash. When appropriate, we may access offshore cash and equivalents. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for foreign activities primarily associated with project execution. We believe that internally generated cash flows are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations in Australia.  Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. Beginning in the second quarter of 2012, we provided for U.S. federal and state income taxes on 50%

of the earnings of our Australian operations during the period ending December 31, 2012. We will continue to provide for U.S. federal and state taxes on this portion of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of December 31, 2012, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $565 million.

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

Engineering and construction projects generally require us to provide credit support to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our Credit Agreement or arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our existing Credit Agreement and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next twelve months.

Our excess cash is generally invested in either time deposits with commercial banks or money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA by Standard & Poor’s or Aaa by Moody’s Investors Service, respectively. As of December 31, 2012, substantially all of our excess cash was held in time deposits with commercial banks with the primary objectives of preserving capital and maintaining liquidity.

Cash flow activities summary
	Years Ended December 31,
Millions of dollars	2012	2011	2010
Cash flows provided by operating activities	$142	$650	$549
Cash flows provided by (used in) investing activities	52	(88)	(397)
Cash flows used in financing activities	(116)	(377)	(336)
Effect of exchange rate changes on cash	9	(5)	7
Increase (decrease) in cash and equivalents	87	180	(177)
Cash increase due to consolidation of a variable interest entity	—	—	22
Net increase (decrease) in cash and equivalents	$87	$180	$(155)

Operating activities. Cash provided by operations in 2012 of $142 million resulted from our earnings, adjusted for items to reconcile to net income, of $317 million and distributions from unconsolidated affiliates of $102 million (net) partially offset by working capital uses related to the Gas Monetization, Services and NAGL business units.

Cash provided by operations totaled $650 million in 2011, driven primarily by strong earnings and collections of advances and distributions from unconsolidated affiliates of $196 million. Operating cash flow was primarily driven by the timing of working capital requirements on several large projects. Cash remitted for income taxes, net of refunds, was $201 million during 2011. In addition, we contributed $74 million to our pension plans during 2011, including a one-time contribution of $40 million which had been previously agreed with the trustees of our international U.K. plans. Cash held by consolidated joint ventures increased by $99 million.

Cash provided by operating activities during 2010 was primarily driven by strong overall earnings, cash cycle improvements and active management of working capital to support project execution activities. Cash provided by operations totaled $549 million and included $93 million representing distributions of earnings from our unconsolidated joint ventures and $116 million representing advances from our clients. Cash held by consolidated joint ventures decreased by $91 million.

Investing activities. Cash provided by investing activities in 2012 totaled $52 million which was primarily due to proceeds of $127 million from the sale of our interest in the 601 Jefferson building and the Clinton Drive campus facility. These proceeds were offset by capital expenditures of $75 million associated with information technology projects and leasehold and facility improvements.

Cash used in investing activities in 2011 totaled $88 million which was primarily due to capital expenditures of $83 million largely related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease of our corporate headquarters and received proceeds of $6 million from the sale of an investment.

Cash used in investing activities for 2010 totaled $397 million and related to the net cash paid of $299 million for the acquisition of R&S and Energo Engineering. Capital expenditures were $66 million in 2010. During 2010, we paid $20 million for the exclusive right to certain technology under a 25-year licensing arrangement. We also made investments totaling $12 million in several equity method joint ventures.

Financing activities. Cash used in financing activities in 2012 totaled $116 million and included $40 million for the repurchase of common stock, $37 million for dividend payments to common shareholders, $36 million for distributions to noncontrolling interests and $14 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010. The uses of cash were partially offset by $11 million of tax benefits associated with stock exercises and proceeds from the exercise of stock options.

Cash used in financing activities for the year ended December 31, 2011 totaled $377 million and included $178 million of payments to acquire the noncontrolling interest in MWKL, $118 million of payments to repurchase 4 million shares of our common stock, $63 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures, $30 million related to dividend payments to our shareholders and $15 million of payments on debt related to the Fasttrax VIE as well as the payment of financed computer software purchased in 2010. These payments were partially offset by a return of cash of $17 million used to collateralize standby letters of credit.

Cash used in financing activities for the year ended December 31, 2010 totaled $336 million and included $233 million of payments to repurchase approximately 10 million shares of our common stock, $91 million related to distributions to noncontrolling interests of several of our consolidated joint ventures and $32 million related to dividend payments to shareholders. These payments were partially offset by return of cash used to collateralize standby letters of credit of $28 million.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and advances under our Credit Agreement.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, capital expenditures and acquisitions. In addition, we will use cash to fund pension obligations, payments under operating leases, cash dividends, share repurchases and various other obligations as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment. See “Off balance sheet arrangements - commitments and other contractual obligations” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of December 31, 2012, there were $217 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. The noncash goodwill impairment of $178 million related to our Minerals reporting unit did not have a material impact on the financial covenants in our credit agreements.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 10 to our consolidated financial statements). At December 31, 2012, the remaining availability under the Distribution Cap was approximately $659 million.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, are included in the commitments and contractual obligations table in the following section. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. For additional information, see Note 8 of our consolidated financial statements. See our "Commitments and other contractual obligations" table for the scheduled payments.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.5 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2012, and we have utilized $765 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $217 million issued under our Credit Agreement and $548 million issued under uncommitted bank lines at December 31, 2012. Of the total letters of credit outstanding, $277 million relate to our joint venture operations and $9 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2012:

	Payments Due
Millions of dollars	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$95	$82	$75	$66	$50	$429	$797
Purchase obligations(a)	28	16	4	—	—	—	48
Pension funding obligation (b)	25	20	20	20	20	108	213
Nonrecourse project finance debt	10	10	10	11	11	42	94
Total (c)	$158	$128	$109	$97	$81	$579	$1,152

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

(b)
Included in our pension obligations are payments related to our agreement with the trustees of our international plan. The agreement calls for minimum contributions of £13.3 million in 2013; £12.5 million in 2014-2019; £10.6 million in 2020 and £10 million in 2021-2023. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2012. We are in discussions with the Trustees of our U.K. pension plan concerning the Plan's triennial valuation.  At present, it is uncertain how the results of these discussions will impact our future funding obligations.

(c)
Not included in the total are uncertain tax positions recorded pursuant to ASC 740 - Income Taxes which totaled $95 million as of December 31, 2012. The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above. Refer to Note 11 in our consolidated financial statements.

Other factors affecting liquidity

Government claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $219 million at December 31, 2012, of which $104 million is included in “Accounts receivable” and $115 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $104 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $115 million primarily represents costs for which incremental funding is pending in the normal course of business.  The claims outstanding at December 31, 2012 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $2 million at December 31, 2012 and $11 million at December 31, 2011, (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Goodwill Impairment Review

We perform our annual goodwill impairment review as of October 1 of each year and also perform interim impairment reviews if events occur or circumstances change that indicate it is likely that the fair value of a reporting unit is below its carrying amount. Our 2011 annual goodwill impairment review, performed as of October 1, 2011, did not indicate an impairment of goodwill for any of our reporting units. In the third quarter of 2012, during the course of our annual strategic planning process, we determined that both the actual and expected income and cash flows for our Minerals reporting unit were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of R&S. We also identified deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which is part of our IGP segment. This resulted in a reduction of our forecasts of the sales, operating income and cash flows expected in 2013 and beyond. Therefore, we performed an interim goodwill impairment test during the third quarter of 2012.

The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. The result of the first step of our goodwill impairment test indicated the carrying value of our Minerals reporting unit exceeded its fair value. Therefore, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. We determined the implied fair value of the goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the Minerals reporting unit estimated in step one to all the assets and liabilities of the reporting unit. The implied fair value of the Minerals reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our IGP segment of $178 million in the third quarter of 2012.  Due to the impairment, the Minerals reporting unit goodwill decreased from its December 31, 2011 balance of $263 million to $85 million at September 30, 2012. The impact of this goodwill impairment resulted in a reduction of our IGP segment's goodwill by $178 million from the carrying value of $403 million at December 31, 2011. We will continue to monitor the recoverability of our goodwill.

For purposes of our interim impairment test, the fair value of the Minerals reporting unit was determined using a combination of two methods; one based on market earnings multiples (the market approach), and a discounted cash flow model with estimates of cash flows based on internal forecasts of revenues and expenses over a 10 year period plus a terminal value period (the income approach). The market approach estimates fair value by applying earnings and revenue market multiples to the reporting unit's operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the business unit.

To arrive at the Minerals reporting unit's future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Under the income approach, we applied a risk-adjusted discount rate of 16% to the future cash flows from the Minerals reporting unit. In addition to the earnings multiples and the discount rate, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become further impaired in the future.

Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 10. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

As of December 31, 2012, “Due to former parent, net” was $49 million and comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes expected to be owed to the IRS or other tax authorities. Our estimate of amounts due to Halliburton under the tax sharing agreement relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. Some or all of these amounts may change as a result of our pending tax disputes with Halliburton described below.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for amounts significantly greater than our accrued liability that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts potentially owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies before issues in dispute under the tax sharing agreement were submitted to the designated “accounting referee” as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007.  On July 10, 2012, Halliburton filed a complaint in Texas State Court seeking to compel resolution of all issues, including intercompany issues believed by KBR to be governed by the master separation agreement, under the tax sharing agreement.  In October 2012, the Court denied Halliburton's request, and we moved forward with the selection of arbitrators to decide the intercompany issues.  We are set for an arbitration hearing in May 2013.  The remaining tax-related issues in dispute will be resolved by the "accounting referee" as provided for under the terms of the tax sharing agreement.

As of December 31, 2012, included in “Other assets” is an income tax receivable of approximately $22 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $22 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $219 million, including interest, associated with our estimated liability in the bolts matter which is included in “Other current assets” as of December 31, 2012. In January 2013, Halliburton paid $219 million to the claimant and the matter is considered concluded. We believe the arbitration award payable to Petrobras will be deductible for tax purposes when paid and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. At December 31, 2012 the deferred tax balance is $79 million. We have reviewed this matter in light of the direct payment by Halliburton to Barracuda & Caratinga Leasing Company B.V. ("BCLC") and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes.

Halliburton indemnities. Halliburton has agreed to indemnify us and certain of our greater than 50%-owned subsidiaries for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of claims made or assessed against us by U.S. and certain foreign governmental authorities or a settlement thereof, relating to investigations under the FCPA or analogous applicable foreign statutes related investigations with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex in Nigeria. Halliburton has also agreed to indemnify us for out-of-pocket cash costs and expenses, or cash settlement or cash arbitration awards in lieu thereof, we may incur as a result of the replacement of certain subsea flow-line bolts installed in connection with the Barracuda-Caratinga project. As discussed under the heading “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $219 million, including interest, associated with our estimated liability in the bolts matter which is included in “Other current assets” as of December 31, 2012. In January 2013, Halliburton paid $219 million to the claimant and the matter is considered concluded. See Note 10 to our consolidated financial statements for further discussion.

Financial Instruments Market Risk

We invest excess cash and equivalents in short-term securities, primarily time deposits, which carry a fixed rate of return for a given duration of time. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We have foreign currency exchange rate risk resulting from our international operations. We do not comprehensively hedge the exposure to currency rate changes; however, we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods and services from market fluctuations in currency rates. We do not use derivative instruments for speculative trading purposes. We generally utilize currency options and forward exchange contracts to hedge foreign currency transactions entered into in the ordinary course of business. As of December 31, 2012, we had forward foreign exchange contracts of up to 33 months in duration to exchange major world currencies. The total gross notional amount of these contracts at December 31, 2012, 2011 and 2010 was $517 million, $352 million and $403 million, respectively. These contracts had fair values of $(1) million, $5 million and $6 million at December 31, 2012, 2011 and 2010, respectively.

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

U.S. Government Matters

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognized revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. The fees were determined as a percentage rate applied to a negotiated estimate of the total costs for each task order.

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

Government Compliance Matters

The negotiation, administration and settlement of our contracts with the U.S. government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”), which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s Administrative Contracting Officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, the DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these actions and provide additional support. At December 31, 2012, we have open Form 1s from the DCAA recommending suspension of payments totaling approximately $333 million associated with our contract costs incurred in prior years, of which $140 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld $57 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $98 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACOs, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

KBR excludes from billings to the U.S. government costs that are potentially unallowable, expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts pursuant to applicable regulations. Revenue recorded for government contract work is reduced at the time we identify and estimate potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR and CAS, quality of supporting documentation for costs incurred and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In 2007, we received a Form 1 from the Department of the Army ("Army") informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1s from the DCAA disapproving an additional $83 million of costs alleged to have been incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to $45 million as of December 31, 2012 out of the Form 1s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the U.S. Department of Justice ("DOJ") as discussed further below. The ASBCA denied the Army's latest request to stay the proceedings. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army does not prohibit the use of private security contractors by either KBR or its subcontractors.  However, our motion to dismiss was denied on grounds that potential fact issues remain related to the reasonableness of the private security costs charged to the contract.  Because of continuing delays in getting documents from the U.S. government attorneys during the discovery process, the hearing date has passed and all claims have been consolidated for hearing. The three private security-related appeals currently pending before the ASBCA now have been consolidated for a single, four-week hearing starting April 1, 2013. These appeals potentially involve the alleged use of private security contractors (“PSCs”) by both KBR and up to 33 of its LOGCAP III subcontractors. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving $25 million in costs related to containerized housing that had previously been deemed allowable. As of December 31, 2012, $51 million of costs have been suspended under Form 1s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by our customer. That complaint was dismissed without prejudice in January 2013. We are free to re-file the complaint in the future. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe that the likelihood that we have incurred a loss related to this matter is remote. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of December 31, 2012, we have outstanding Form 1s from the DCAA disapproving $106 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $59 million withheld from us by the customer. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a noncash, pre-tax charge of $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the U.S. COFC ruling. Prior to the U.S. COFC ruling, Tamimi filed for arbitration against us in 2009 to recover the payments we withheld from Tamimi pending the resolution of Form 1s with our customer. In December 2010, the arbitration panel ruled that our subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. We do not believe we have the ability to recover the disallowed portion of the questioned costs previously paid to Tamimi. With respect to remaining questions raised regarding billing in accordance with contract terms, as of December 31, 2012, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of December 31, 2012, we had withheld $17 million in payments from several of our subcontractors pending the resolution of these remaining matters with our customer.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. The DOJ has filed a notice of appeal. Briefing is scheduled to be completed in the first quarter of 2013.

In August 2011, another DFAC subcontractor, Gulf Catering Company, filed for arbitration in the London Court of International Arbitration to recover $11 million for payments we have withheld from them pending resolution of outstanding Form 1s with our customer. The hearing was held in November 2012 in London and we expect a decision in the second quarter of 2013. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our December 31, 2012 and 2011 accompanying balance sheets is an accrued estimate of the cost incurred for these potentially noncompliant flights. The DCAA may consider additional flights to be noncompliant resulting in potentially larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Construction services. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) allowing $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. As of December 31, 2012, the U.S. Navy has withheld $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of December 31, 2012, we have accrued our estimate of probable loss related to this matter; however, it is possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the Relator filed an amended complaint which is pending a ruling on a discovery matter before further motions can be filed. On September 17, 2012, the Relator filed an objection to the Magistrate's ruling, essentially appealing the ruling to the U.S. District Court. The motion remained pending for several years. On November 19, 2012, the U.S. District Court affirmed and adopted the prior ruling, limiting the Relator's claims to our sites and dates previously claimed.  We are now moving forward to complete the remaining depositions and thereafter file our motion for summary judgment. No trial date has been set, pending resolution of dispositive motions. We believe the Relator's claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31,

2012, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date, arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns and interest thereon, net of maintenance, storage and security costs awarded to KBR. In addition, we have stipulated that we owe FKTC $26 million in connection with five other subcontracts. No payments are expected to occur until all claims are arbitrated and awards finalized. The final hearing on FKTC's claims was heard before the arbitration panel in January 2013, and there is one more claim that will be submitted to the arbitration panel for decision without the need for a hearing. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals in the Western District of Pennsylvania, and filed their first brief October 12, 2012. We filed our brief on November 30, 2012. The Appellants filed their reply brief on December 20, 2012. Oral argument is expected in the first half of 2013.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiffs' request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012 and we expect a ruling in the first half of 2013. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter. Accordingly, as of December 31, 2012, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. After dismissals for lack of jurisdiction, the majority of the cases were re-filed and consolidated into two cases, with one pending in the U.S. District Court for the Southern District of Texas and one pending in the U.S. District Court for the District of Oregon.  A new, single plaintiff case was filed on November 30, 2012 in the District of Oregon Eugene Division. Collectively, the suits represent approximately 170 individual plaintiffs all of which are current and former national guardsmen or British soldiers who claim they were exposed to sodium dichromate while providing security services or escorting KBR employees who were working at the water treatment plant, claim that the defendants knew or should have known that the potentially toxic substance existed and posed a health hazard, and claim that the defendants negligently failed to protect the plaintiffs from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Army Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR's commencement of work on the site. KBR notified the USACE within two days after discovering the potential sodium dichromate issue and took effective measures to remediate the site.  KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR also has asserted the Political Question Doctrine and government contractor defenses.  Additionally, the U.S. government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.

On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the United States Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal, and the appeal is underway.

In the Oregon case, the Court denied KBR's motion to dismiss, and thereafter denied our request to certify the ruling for immediate appeal to the Ninth Circuit Court of Appeals.  On October 9, 2012, the case proceeded to trial on the merits and resulted in an adverse jury verdict against KBR. On November 2, 2012, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. The potential financial impact is unknown until a final judgment is entered by the U.S. District Court for the District of Oregon, which may differ from the jury verdict. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. The court has set a hearing for these motions in late February 2013. We have also requested that the court allow us to appeal many legal issues to the Ninth Circuit Court of Appeals before additional trials are held. Following the final judgment, our actions may include appealing the decision, seeking to enforce our rights under the Restore Iraqi Oil contract ("RIO contract") with the U.S. Army, including seeking reimbursement for all incurred costs for which we are entitled pursuant to the contract under the Federal Acquisition Regulations. The timing of the final judgment and our ensuing actions are unknown at this time, and a jury verdict is not a final judgment in the case. Therefore, as of December 31, 2012, no amounts have been accrued.

During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases.  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. We are awaiting the government's response. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. If this claim is denied, the claim will be consolidated with the existing U.S. COFC case.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed, resulting in deaths and severe injuries to truck drivers hired by KBR.  In 2005, survivors of the drivers killed and those that were injured in the convoy filed suit in state court in Houston, Texas, against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed.  The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone.  The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR's appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs sought a rehearing of the dismissal by the Fifth Circuit which was denied in April 2012. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date. In July 2012, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court. In October 2012, the plaintiffs were denied their petition for a writ of certiorari by the U.S. Supreme Court. We consider this matter concluded.

DOJ False Claims Act complaint - Private Security.  In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms.  We believed these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under the LogCAP III contract.  After basic discovery from the DOJ, on November 14, 2012, the U.S. government filed a voluntary Motion to Dismiss Without Prejudice, seeking Court permission to end this litigation against us.  On November 15, 2012, the Court granted the motion. Because this dismissal was filed without prejudice, the suit could be refiled, although we believe this outcome is highly unlikely. We consider this matter concluded.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract, and we strongly contend that no fraud was committed. Our responsive pleadings are due March 11, 2013. We intend to seek transfer of the case to the Eastern District of Virginia, move to dismiss the complaint, and seek as speedy a trial as possible.

Legal Proceedings

Foreign Corrupt Practices Act (“FCPA”) investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the Master Separation Agreement (“MSA”), while we were obligated to pay $20 million. In addition, we settled a civil enforcement action by the SEC which called for Halliburton and KBR, jointly and severally, to make payments totaling $177 million, which was paid by Halliburton pursuant to the indemnification under the MSA. We also agreed to a period of organizational probation, during which we retained a monitor who assessed our compliance with the plea agreement and evaluated our FCPA compliance program over a three year period that ended on February 17, 2012. At the end of the three year period the monitor certified that KBR’s current anti-corruption compliance program is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws.

In February 2011, M.W. Kellogg Limited (“MWKL”) reached a settlement with the U.K. Serious Fraud Office (“SFO”) in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation, which was paid during the first quarter of 2011. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. Due to the indemnity from Halliburton under the MSA, we received approximately $6 million from Halliburton in the second quarter of 2011.

With the settlement of the DOJ, SEC, SFO and other investigations, all known investigations in the Bonny Island project have been concluded. We are not aware of any other corruption allegations against us by governmental authorities in foreign jurisdictions.

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

Barracuda-Caratinga Project Arbitration

In June 2000, we entered into a contract with BCLC, the project owner and claimant, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. Petrobras is a contractual representative that controls the project owner. In November 2007, we executed a settlement agreement with the project owner to settle all outstanding project issues except for the bolts arbitration discussed below.

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of December 31, 2012, we have a liability of $219 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $219 million pursuant to the indemnification under the master separation agreement which is included in “Other current assets” as of December 31, 2012. We believe the arbitration award payable to Petrobras will be deductible for tax purposes when paid and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded a discrete tax benefit of $71 million and $8 million, respectively. At December 31, 2012 the deferred tax balance is $79 million. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes. See Note 16 ("Transactions with Former Parent") to our consolidated financial statements for additional information.

PEMEX Arbitration

In 1997 and 1998, we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche, offshore Mexico. The three contracts were known as Engineering, Procurement and Construction (“EPC”) 1, EPC 22 and EPC 28. All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.

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

After remand to the trial court, both parties filed briefs and hearings were conducted in May, July and September 2012 at which time the matter was put on informal stay and KBR was ordered to file suit in Mexican courts in order to determine if such remedies were, in fact, available. As requested by the trial court in New York, we filed suit in Mexico on November 6, 2012 in the Tax and Administrative Court. On December 3, 2012, the Mexican Tax and Administrative Court decided not to admit the lawsuit, and the suit could not proceed. This result indicates that we do not have a remedy in Mexico where we can fully and fairly present our claims. The District Court was informed of the outcome in the Mexican Tax and Administrative Court. We now have a hearing set in Federal District Court in New York in April 2013.

Following the Second Circuit's order remanding the case to the District Court, PEMEX filed a motion seeking release of the collateral posted with the court registry and on January 17, 2013, the District Court granted PEMEX's motion. The District Court ruled that such bonds are intended to secure judgments until an appeal is final and since a determination is yet to be made on the mandate from the Second Circuit, there was no longer a justification for holding the collateral. We believe the ICC Award was proper and enforceable in U.S courts or courts of other countries in which PEMEX has assets. However, an unfavorable ruling by the U.S trial court or courts in other jurisdictions could have a material adverse impact to our results of operations.

PEMEX attempted to nullify the award in Mexico which was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated which was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court in Mexico that PEMEX by unilaterally administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as all other Mexican courts which have denied PEMEX’s repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect the outcome of the U.S. appeal discussed above or our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S. The circumstances of this matter are unique and in the unlikely event we are not able to collect the arbitration award in the U.S., we will pursue other remedies including filing a North American Free Trade Agreement (“NAFTA”) arbitration to recover the award as an unlawful expropriation of assets by the government of Mexico and collection efforts in other jurisdictions.

We have recently instituted collection proceedings in Luxembourg on the ICC award. We have asked for seizure orders on the assets of PEMEX with a number banks that we believe may have assets subject to seizure. We will pursue our remedies in the U.S., Luxembourg and any other jurisdiction that we determine have assets which can be used to pay the award.

During 2008, we were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of December 31, 2012. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Although we believe we will ultimately collect the award, our failure to do so could result in the write off of the receivable amount included in "Noncurrent unbilled receivable on uncompleted contracts."

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project, and we believe recovery on the bonds by PEMEX was precluded by the ICC Award. PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award determined the limited amounts to be paid to PEMEX on their counterclaims. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award. The decision was immediately appealed by the bonding company, and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing a direct amparo action in the Mexican court, and we filed a bond to cover interest of approximately $23 million accruing during the pendency of our amparo action. During the third quarter of 2012, the Collegiate Court hearing the amparo action asked the lower court to review the proceedings. We filed a revision appeal with the Mexican Supreme Court, and in January 2013, this Court denied our amparo action. As a result of this denial, if PEMEX were to collect the bonds and any accrued interest, the U.S. insurance company would make payment to the Mexican bonding company. We would then be required to indemnify the U.S. insurance company.  In the event the bonds were called, we would pursue collection of any sums paid in the enforcement action in the U.S. District Court for the Southern District of New York, the courts of Luxembourg, or by the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico. We have not recorded any amounts related to the contingent payment of the performance bonds.

FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins ("FAO"), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium.  The contracts had an initial value of approximately €113 million.  Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays.  The project was completed in October 2003.  In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items.  MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO.  FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities, some of which we believe is either barred by the language in the contract or has not been adequately supported. On December 10, 2012, the dispute was settled out of court and FAO paid $39 million to MWKL and agreed to cease pursuing their counterclaims. We recorded additional revenue of $20 million in 2012 related to the $39 million FAO claim settlement, of which $19 million was previously recorded. Our portion of job income from the FAO settlement was $14 million. We have an obligation to our former noncontrolling interest partner of $14 million associated with the settlement received. This obligation is included in "Other current liabilities" in the December 31, 2012 consolidated balance sheet. We consider this matter concluded.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

Information relating to market risk is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Instruments Market Risk” and Note 14 of our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7A.

Item 8. Financial Statements and Supplementary Data
The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KBR, Inc.:
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 20, 2013

KBR, Inc.
Consolidated Statements of Income
(In millions, except for per share data)

	Years ended December 31,
	2012	2011	2010
Revenue:
Services	$7,770	$9,103	$9,962
Equity in earnings of unconsolidated affiliates, net	151	158	137
Total revenue	7,921	9,261	10,099
Operating costs and expenses:
Cost of services	7,252	8,463	9,273
General and administrative	222	214	212
Impairment of goodwill and long-lived assets	180	—	5
Gain on disposition of assets, net	(32)	(3)	—
Total operating costs and expenses	7,622	8,674	9,490
Operating income	299	587	609
Interest expense, net	(7)	(18)	(17)
Foreign currency gains (losses), net	(2)	3	(4)
Other non-operating expense	(2)	—	(2)
Income before income taxes and noncontrolling interests	288	572	586
Provision for income taxes	(86)	(32)	(191)
Net income	202	540	395
Net income attributable to noncontrolling interests	(58)	(60)	(68)
Net income attributable to KBR	$144	$480	$327
Net income attributable to KBR per share:
Basic	$0.97	$3.18	$2.08
Diluted	$0.97	$3.16	$2.07
Basic weighted average common shares outstanding	148	150	156
Diluted weighted average common shares outstanding	149	151	157
Cash dividends declared per share	$0.28	$0.20	$0.15
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended December 31,
	2012	2011	2010
Net income	202	540	395
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	(11)	(17)	7
Reclassification adjustment for CTA included in net income	(7)	(2)	(2)
Net cumulative translation adjustment, net of tax of $(8), $(1) and $(3)	(18)	(19)	5
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	(77)	(110)	5
Reclassification adjustment for pension liability losses included in net income	27	21	19
Net pension liability adjustments, net of taxes of $(14), $(32) and $4	(50)	(89)	24
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives, net of tax	2	(5)	1
Reclassification adjustments for losses included in net income	4	2	(1)
Net unrealized gain (loss) on derivatives, net of taxes of $1, $(1) and $(1)	6	(3)	—
Other comprehensive income (loss), net of tax	(62)	(111)	29
Comprehensive income	140	429	424
Less: Comprehensive income attributable to noncontrolling interests	(58)	(59)	(72)
Comprehensive income attributable to KBR	82	370	352
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and equivalents	$1,053	$966
Receivables:
Accounts receivable, net of allowance for bad debts of $15 and $24	1,196	1,200
Unbilled receivables on uncompleted contracts	704	454
Total receivables	1,900	1,654
Current deferred income tax asset	251	297
Other current assets	464	518
Total current assets	3,668	3,435
Property, plant, and equipment, net of accumulated depreciation of $356 and $364 (including net PPE of $72 and $75 owned by a variable interest entity – see Note 15)	390	384
Goodwill	779	951
Intangible assets, net	99	113
Equity in and advances to related companies	217	190
Noncurrent deferred tax asset	203	128
Noncurrent unbilled receivables on uncompleted contracts	294	313
Other noncurrent assets	117	152
Total assets	$5,767	$5,666
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$756	$761
Due to former parent, net	49	53
Advance billings on uncompleted contracts	536	618
Reserve for estimated losses on uncompleted contracts	56	22
Employee compensation and benefits	242	226
Current non-recourse project-finance debt of a variable interest entity (Note 15)	10	10
Other current liabilities	628	587
Total current liabilities	2,277	2,277
Noncurrent employee compensation and benefits	511	470
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 15)	84	88
Other noncurrent liabilities	217	177
Noncurrent income tax payable	90	141
Noncurrent deferred tax liability	77	71
Total liabilities	3,256	3,224
KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,218,898 and 172,367,045 shares issued, and 147,584,764 and 148,143,420 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,049	2,005
Accumulated other comprehensive loss ("AOCL")	(610)	(548)
Retained earnings	1,709	1,607
Treasury stock, 25,634,134 shares and 24,223,625 shares, at cost	(606)	(569)
Total KBR shareholders’ equity	2,542	2,495
Noncontrolling interests ("NCI")	(31)	(53)
Total shareholders’ equity	2,511	2,442
Total liabilities and shareholders’ equity	$5,767	$5,666
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2012	2011	2010
Balance at January 1,	$2,442	$2,204	$2,296
Deferred tax and foreign currency adjustments to PIC	17	—	—
Share-based compensation	16	19	17
Common stock issued upon exercise of stock options	7	7	5
Post-closing adjustment related to acquisition of former NCI partner	—	(5)	—
Tax benefit increase related to share-based plans	4	3	—
Dividends declared to shareholders	(42)	(30)	(23)
Adjustments pursuant to an agreement with former parent	—	—	(8)
Repurchases of common stock	(40)	(118)	(233)
Issuance of ESPP shares	3	3	3
Distributions to noncontrolling interests	(36)	(63)	(108)
Investments from noncontrolling interests	—	—	17
Acquisition of noncontrolling interests	—	—	(181)
Consolidation of Fasttrax Limited	—	—	(4)
Other noncontrolling interests activity	—	(7)	(1)
Comprehensive income	140	429	424
Balance at December 31,	$2,511	$2,442	$2,204
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$202	$540	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	71	62
Equity in earnings of unconsolidated affiliates	(151)	(158)	(137)
Deferred income tax (benefit) expense	18	(173)	14
Gain on disposition of assets, net	(32)	(3)	—
Impairment of goodwill and long-lived assets	180	—	5
Other	35	17	30
Changes in operating assets and liabilities:
Receivables	(9)	265	(181)
Unbilled receivables on uncompleted contracts	(238)	(32)	222
Accounts payable	(14)	(110)	(177)
Advance billings on uncompleted contracts	(93)	61	116
Accrued employee compensation and benefits	(8)	31	9
Reserve for loss on uncompleted contracts	34	(4)	(13)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	(6)	14	(16)
Distributions of earnings from unconsolidated affiliates	108	182	93
Other, net	51	(51)	127
Total cash flows provided by operating activities	142	650	549
Cash flows from investing activities:
Acquisition or disposition of businesses, net of cash acquired	(3)	—	(299)
Capital expenditures	(75)	(83)	(66)
Proceeds from sale of assets and investments	127	6	—
(Investment in) / return of capital from equity method joint ventures	3	(11)	(12)
Investment in licensing arrangement	—	—	(20)
Total cash flows provided by (used in) investing activities	52	(88)	(397)

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Acquisition of noncontrolling interest	—	(178)	—
Payments to reacquire common stock	(40)	(118)	(233)
Distributions to noncontrolling interests, net	(36)	(63)	(91)
Payments of dividends to shareholders	(37)	(30)	(32)
Net proceeds from issuance of stock	7	7	5
Excess tax benefits from share-based compensation	4	3	—
Payments on short-term and long-term borrowings	(14)	(15)	(13)
Return of cash collateral on letters of credit, net	—	17	28
Total cash flows used in financing activities	(116)	(377)	(336)
Effect of exchange rate changes on cash	9	(5)	7
Increase (decrease) in cash and equivalents	87	180	(177)
Cash increase due to consolidation of a variable interest entity	—	—	22
Cash and equivalents at beginning of period	966	786	941
Cash and equivalents at end of period	$1,053	$966	$786
Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$22	$16
Cash paid for income taxes (net of refunds)	$81	$201	$64
Noncash operating activities
Other assets change for Barracuda arbitration and FCPA matters (Note 10)	$22	$185	$130
Other liabilities change for Barracuda arbitration and FCPA matters (Note 10)	$(22)	$(185)	$(130)
Noncash investing activities
Purchase of computer software	$—	$—	$(19)
Noncash financing activities
Obligation to former noncontrolling interest partner in MWKL (Note 3)	$6	$—	$180
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006. KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, hydrocarbons, government services, minerals, civil infrastructure, power, industrial and commercial markets. Headquartered in Houston, Texas, we offer a wide range of services through our Hydrocarbons; Infrastructure, Government and Power (“IGP”); Services; and Other business segments. See Note 5 for additional financial information about our business segments.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction contracts and government contracts, recognition of estimated losses on uncompleted contracts, recoverability assessments that must be periodically performed with respect to goodwill and intangible asset balances and deferred tax assets, estimation of pension obligations, assessment of variable interest entities as well as the determination of liabilities related to contingencies. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation on the consolidated statement of comprehensive income, consolidated balance sheets and the consolidated statements of cash flows.

Engineering and construction contracts

Revenue from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting. Progress is generally measured based upon man-hours, costs incurred or physical progress, depending on the type of job. All known or anticipated losses on contracts are provided for in the period they become evident. Claims and change orders that are in the process of negotiation with customers for additional work or changes in the scope of work are included in contract value when collection is deemed probable and the value can be reliably estimated. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project within a scheduled time. We generally include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.

Our revenue includes revenue from services provided to our unconsolidated affiliates or joint ventures, the equity in the earnings of unconsolidated affiliates or joint ventures and gains and losses on disposal of our interest in joint ventures.

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

Revenue is recorded at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable pursuant to the terms of the contract or the federal acquisition regulations.

Accounting for multiple deliverables contracts

For contracts containing multiple deliverables, we analyze each activity within the contract to ensure that we adhere to the separation guidelines for revenue arrangements with multiple deliverables in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 605 - Revenue Recognition.

Accounting for pre-contract costs

Pre-contract costs incurred in anticipation of a specific contract award are deferred only if the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable. Pre-contract costs related to unsuccessful bids are written off no later than the period we are informed that we are not awarded the specific contract. Costs related to one-time activities such as introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing new operations are expensed when incurred.

Legal expenses

We expense legal costs in the period in which such costs are incurred.

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $201 million at December 31, 2012 and $244 million at December 31, 2011. We expect to use the cash on these projects to pay project costs.

Restricted cash primarily consists of amounts held in deposit with certain banks to collateralize standby letters of credit as well as amounts held in deposit with certain banks to establish foreign operations. Our restricted cash is included in “Other current assets” and “Other assets” on our consolidated financial statements. Our restricted cash balances were $2 million at December 31, 2012 and $5 million at December 31, 2011.

Allowance for bad debts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, financial condition of our customers and whether the receivables involve retentions.

Goodwill and other intangibles

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with ASC 350 Intangibles - Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1. Our operations are grouped into four segments: Hydrocarbons, IGP, Services and Other. Within those segments we operate 11 business units which are also our operating segments as defined by ASC 280 - Segment Reporting and are reporting units as defined by ASC 350. In accordance with ASC 350, we conduct our goodwill impairment testing at the reporting unit level which consists of the 11 business and reporting units and our Allstates reporting unit. The reporting units include Gas Monetization, Oil & Gas, Downstream, Technology, North American Government & Logistics ("NAGL"), International Government, Defence and Support Services ("IGDSS"), Power & Industrial ("P&I"), Infrastructure, Minerals, Services, Ventures and the Allstates staffing business.

Our October 1, 2012 annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination. See Note 6 regarding our interim and annual impairment tests.

Consistent with prior years, the fair values of reporting units in 2012 were determined using a combination of two methods, one utilizing market earnings multiples of peer companies identified for each reporting unit (the market approach), and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a ten year period plus a terminal value (the income approach).

The market approach estimates fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

Given our use of judgments and estimates in the performance of our goodwill impairment test, if market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

Impairment of long-lived assets

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed to determine if the asset is impaired and to measure the amount of the impairment, if necessary. For an asset classified as held for use, the estimated future undiscounted cash flow associated with the asset is compared to the asset’s carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, we cease depreciation or amortization and adjust the asset’s book value to the lower of its carrying amount or fair value less cost to sell.

We evaluate equity method investments for impairment when events or changes in circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment has occurred. We assess the fair value of our equity method investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Pensions

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715 - Compensation - Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses include demographic factors such as retirement age and mortality, which are evaluated periodically and updated accordingly to reflect our actual experience.

Unrecognized actuarial gains and losses are generally recognized over a period of 10 to 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from factors including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed further in Note 17 in the accompanying financial statements.

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A current tax asset or liability is recognized for the estimated taxes refundable or payable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered until enacted.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization in making this assessment of realization. Given the inherent uncertainty involved with the use of such assumptions, there can be significant variation between anticipated and actual results.

We have operations in numerous countries other than the United States. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the financial reporting period in which that threshold is no longer met. The company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined by tax authorities in the normal course of business. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest and penalties as needed based on this outcome.

Derivative instruments

At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative’s change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of income.

Concentration of credit risk

We have revenues and receivables from transactions with individual external customers that amount to 10% or more of our revenues. A significant percentage of service revenue is generated from transactions with Chevron Corporation (“Chevron”), which is derived primarily from our Hydrocarbons segment, and from transactions with the United States government, which is derived from our IGP segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. In addition, our receivables are generally not collateralized. The following tables present summarized data related to our transactions with Chevron and the U.S. government.

Revenues from major customers:
	Years ended December 31,
Millions of dollars	2012	2011	2010
Chevron revenue	$2,302	$2,047	$1,783
U.S. government revenue	$690	$2,219	$3,277

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
Millions of dollars, except percentage amounts	2012	2011	2010
Chevron revenues percentage	29%	22%	18%
U.S. government revenue percentage	9%	24%	32%
Chevron receivables percentage	10%	8%	11%
U.S. government receivables percentage	22%	26%	33%

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

Foreign currency translation

We determine the functional currency of our foreign entities based upon the currency of the primary environment in which they operate. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are of a long-term investment nature, which are recorded in “Other comprehensive income” on our consolidated balance sheets.

Variable Interest Entities

The majority of our joint ventures are variable interest entities ("VIEs"). We account for VIEs in accordance with ASC 810 - Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE. An unconsolidated VIE is accounted for under the equity method of accounting.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810-10. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support.

Share-based compensation

We apply the fair value recognition provisions of ASC 718-10 for share-based payments to account for and report equity-based compensation. ASC 718-10 requires equity-based compensation expense to be measured based on the grant-date fair value of the award. For performance-based awards, compensation expense is measured based on the grant-date fair value of the award and the fair value of that award is remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period or the vesting period are recognized as compensation cost on a straight line basis over that period. See Note 13 for detailed information on share-based compensation and incentive plans.

Additional Balance Sheet Information

Included in “Other current assets” on our consolidated balance sheets are “Advances to subcontractors” and included in “Other current liabilities” on our consolidated balance sheets are "Income taxes payable" and “Retainage payables to subcontractors.” Our “Advances to subcontractors”, "Income taxes payable" and “Retainage payables to subcontractors” for the years ended December 31, 2012 and 2011 are presented below:

	December 31,
Millions of dollars	2012	2011
Advances to subcontractors	$37	$167
Income taxes payable	$116	$54
Retainage payables to subcontractors	$136	$202

Note 2. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Millions of Shares	2012	2011	2010
Basic weighted average common shares outstanding	148	150	156
Stock options and restricted shares	1	1	1
Diluted weighted average common shares outstanding	149	151	157

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $1 million, a negligible amount per share, for the fiscal year 2012, $2 million, or $0.02 per share, for fiscal year 2011 and $2 million, or $0.01 per share, for fiscal year 2010. The diluted earnings per share calculation did not include 1.3 million, 0.5 million and 1.1 million antidilutive weighted average shares for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 3. Business Combinations and Other Transactions

Business Combinations

ENI Holdings, Inc.(the “Roberts & Schaefer Company”). On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. R&S and its acquired divisions have been integrated into our Minerals reporting unit.

The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of December 31, 2012, the remaining escrowed holdback was $25 million and primarily related to security for indemnification obligations. On December 6, 2012, ENI Holdings, LLC filed a lawsuit in Delaware Chancery Court alleging KBR is wrongfully withholding the escrowed holdback. On January 25, 2013, we filed an answer denying the wrongful withholding allegation. In addition we filed a counterclaim for indemnity and fraud under the terms of the Stock Purchase Agreement.

The acquisition generated goodwill of approximately $250 million, which is not deductible for income tax purposes. Goodwill was recognized primarily as a result of acquiring an assembled workforce, expertise and capabilities in the material handling and processing systems market, cost saving opportunities and other synergies. During 2011, we recorded an increase to goodwill of approximately $4 million primarily associated with additional purchase consideration payable to the seller, based upon our estimates of post-closing working capital adjustments and final valuation of acquired intangible assets. In the third quarter of 2012, during the course of our annual strategic planning process, we determined that both the actual and expected income and cash flows for our Minerals reporting unit were substantially lower than previous forecasts due to lower than expected project bookings and losses from ongoing projects acquired as part of the acquisition of R&S. We also identified a deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which reduced forecasts of the sales, operating income and cash flows expected in 2013 and beyond. As a result of these triggering events, we performed an interim goodwill impairment test on our Minerals reporting unit. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our Minerals reporting unit for $178 million.  See Note 6 for details regarding the impairment of our Minerals reporting unit.

Of the total purchase price on this acquisition, $56 million was allocated to customer relationships, trade names and other intangibles. Customer relationships represent existing contracts and the underlying customer relationships and backlog are amortized on a straight-line basis over the period in which the economic benefits are expected to be realized. Tradename intangibles include the Roberts & Schaefer and Soros brands which are amortized on a straight-lined basis over an estimated useful life of 8 - 10 years.

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K for approximately £107 million subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a direct charge to additional paid in capital. The initial purchase price of $164 million was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL and the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. As of December 31, 2012, we have liabilities of approximately $14 million classified on our consolidated balance sheet as “Other current liabilities” reflecting our accrual of 44.94% of proceeds from certain receivables owed to the former noncontrolling interest partner in MWKL. See Note 10 for additional information about obligations due to the former noncontrolling interest partner in MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates, net” in our consolidated income statement.

Note 4. Percentage-of-Completion Contracts

Revenue from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed. Commonly used measurements are costs incurred, man-hours and physical progress.

Billing practices for these projects are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of accounting. Billings in excess of recognized revenue are recorded in “Advance billings on uncompleted contracts.” When billings are less than recognized revenue, the difference is recorded in “Unbilled receivables on uncompleted contracts.” With the exception of claims and change orders that we are in the process of negotiating with customers, unbilled receivables are usually billed during normal billing processes following achievement of the contractual requirements.

Recording of profits and losses on percentage-of-completion contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract value, change orders and claims reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. We generally do not delay income recognition until projects have reached a specified percentage of completion. Generally, profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.

Unapproved change orders and claims

When calculating the amount of total profit or loss on a long-term contract, we include unapproved change orders and claims in contract value only when it is probable that they will result in additional revenue and the amount can be reliably estimated. Including unapproved change orders and claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of these items.

When recording the revenue and the associated unbilled receivable for claims and unapproved change orders, we only accrue an amount equal to the costs incurred and include no profit element. The amounts of unapproved change orders and claims included in determining the profit or loss on contracts and recorded in current and noncurrent unbilled receivables on uncompleted contracts are as follows:

	December 31,
Millions of dollars	2012	2011
Claims	$126	$31
Unapproved change orders	35	6

As of December 31, 2012, claims and unapproved change orders related to several projects. Included in the table above are claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $107 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. See Note 9 for a discussion of U.S. government claims, which are not included in the table above.

For our unconsolidated subsidiaries, our share of claims and unapproved change orders was $3 million and $43 million, respectively, as of December 31, 2012.

Liquidated damages

Many of our engineering and construction contracts have milestone due dates that if not met could subject us to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities that must be completed within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract.

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $2 million at December 31, 2012 and $11 million at December 31, 2011, (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Note 5. Business Segment Information

We provide a wide range of services and the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our equity in earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue of the applicable segment.

The following is a description of our reportable segments:

Hydrocarbons. Our Hydrocarbons business segment provides services ranging from prefeasibility studies to designing through construction and commissioning of process facilities in remote locations and developed areas around the world. We are involved in hydrocarbon processing which includes constructing liquefied natural gas (“LNG”) plants in several countries. Our global teams of engineers also provide process technology and project delivery for projects in the biofuel, carbon capture, oil and gas, olefins and petrochemical markets. The Hydrocarbons business segment includes the Gas Monetization, Oil & Gas, Downstream and Technology business units.

Our Gas Monetization business unit designs and constructs facilities that enable our customers to monetize their natural gas resources. We design and build LNG and gas-to-liquids (“GTL”) facilities that allow for the economical development and transportation of resources from locations across the globe. Additionally, we make significant contributions in advancing gas processing development, equipment design and innovative construction methods. Our Oil & Gas business unit delivers onshore and offshore oil and natural gas production facilities which include platforms, floating production and subsea facilities and pipelines. We also provide specialty consulting services which include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls. Our Downstream business unit provides a complete range of engineering, procurement, construction and construction services (“EPC-CS”) services, as well as program and project management, consulting, front-end engineering and design (“FEED”) for refineries, petrochemical and other plants. Our Technology business unit provides expertise related to differentiated process technologies for the coal monetization, petrochemical, refining and syngas markets.

Infrastructure, Government & Power. Our IGP business segment serves the Infrastructure, Government & Power industries delivering effective solutions to defense and governmental agencies worldwide, providing base operations, facilities management, border security, engineering, procurement and construction (“EPC”) services and logistics support. We also provide project management, construction management, design and support services for an array of complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater, building and pipeline projects. For the industrial manufacturing and process markets, we provide a full range of EPC services to a variety of heavy industrial and advanced manufacturing markets, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, we use our full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities. The IGP business segment includes NAGL, IGDSS, Infrastructure, Minerals and the P&I business units.

Services. Our Services segment delivers full-scope construction, construction management, fabrication, operations/ maintenance, commissioning/startup and turnaround expertise to customers worldwide in a variety of markets including oil and gas, petrochemicals and hydrocarbon processing, power, alternate energy, pulp and paper, industrial and manufacturing and consumer product industries. Specifically, Services is organized around four major product lines: U.S. Construction, Industrial Services, Building Group and Canada. Our U.S. Construction product line delivers direct hire construction, construction management for construction only projects to a variety of markets and works closely with the Hydrocarbons group, Minerals and P&I business units to provide construction execution support on all domestic EPC projects. Our Industrial Services product line is a diversified maintenance organization operating on a global basis providing maintenance, on-call construction, turnaround and specialty services to a variety of markets. This product line works with all of our other operating units to identify potential for pull through opportunities and to identify upcoming EPC projects at one of the 90 plus locations where we have embedded KBR personnel. Our Building Group product line provides general commercial contractor services to education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building clients. Our Canada product line is a diversified construction and fabrication operation providing direct hire construction, module assembly, fabrication and maintenance services to our Canadian customers. This product line serves a number of markets including oil and gas customers operating in the oil sands, pulp and paper, mining and industrial markets.

Certain of our business units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Ventures and Allstates business units as well as corporate expenses not included in the operating segments’ results. Our segment information has been prepared in accordance with ASC 280 - Segment Reporting.

Our reportable segments follow the same accounting policies as those described in Note 1 (Significant Accounting Policies). Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for using the equity method of accounting is included in revenue and operating income of the applicable segment.

Reportable segment performance is evaluated by our chief operating decision maker using operating segment income which is defined as operating segment revenue less the cost of services and segment overhead directly attributable to the operating segment. Reportable segment income excludes certain cost of services and general and administrative expenses directly attributable to the operating segment that is managed and reported at the corporate level and corporate general and administrative expenses. We believe this is the most accurate measure of the ongoing profitability of our operating segments.

Labor cost absorption in the following table represents income or expense generated by our central service labor and resource groups for amounts charged to the operating segments. Additionally in the following table, depreciation and amortization associated with corporate assets are allocated to our operating segments for determining operating income or loss.

The tables below present information on our reportable segments.
Operations by Reportable Segment

	Years ended December 31,
Millions of dollars	2012	2011	2010
Revenue:
Hydrocarbons	$4,300	$4,258	$3,969
Infrastructure, Government and Power	1,904	3,328	4,299
Services	1,633	1,590	1,755
Other	84	85	76
Total revenue	$7,921	$9,261	$10,099
Segment operating income (loss):
Hydrocarbons	$601	$408	$400
Infrastructure, Government and Power	(104)	266	272
Services	(16)	58	102
Other	75	51	35
Segment operating income	556	783	809
Unallocated amounts:
Labor cost absorption income (expense)	(35)	18	12
Corporate general and administrative expense	(222)	(214)	(212)
Total operating income	$299	$587	$609
Capital Expenditures:
Hydrocarbons	$1	$—	$1
Infrastructure, Government and Power	1	3	8
Services	5	3	2
Other	68	77	55
Total	$75	$83	$66
Equity in earnings of unconsolidated affiliates, net:
Hydrocarbons	$34	$32	$40
Infrastructure, Government and Power	56	67	40
Services	33	26	33
Other	28	33	24
Total	$151	$158	$137
Depreciation and amortization:
Hydrocarbons	$1	$2	$3
Infrastructure, Government and Power	13	14	6
Services	8	9	12
Other	43	46	41
Total	$65	$71	$62

Within KBR, not all assets are associated with specific segments. Those assets specific to segments include receivables, inventories, certain identified property, plant and equipment and equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the segments and are therefore reported in "Other."

Balance Sheet Information by Reportable Segment

	December 31,
Millions of dollars	2012	2011
Total assets:
Hydrocarbons	$3,311	$2,836
Infrastructure, Government and Power	2,551	2,827
Services	1,020	604
Other (a)	(1,115)	(601)
Total assets	$5,767	$5,666
Goodwill:
Hydrocarbons	$255	$249
Infrastructure, Government and Power	225	403
Services	287	287
Other	12	12
Total	$779	$951
Equity in/advances to related companies:
Hydrocarbons	$39	$9
Infrastructure, Government and Power	(76)	(51)
Services	54	36
Other	200	196
Total	$217	$190

(a) Includes intercompany obligations.

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

	Years ended December 31,
Millions of dollars	2012	2011	2010
Revenue:
United States	$2,127	$1,994	$2,082
Asia Pacific (includes Australia)	1,940	1,439	1,030
Africa	1,625	2,113	2,094
Europe	648	587	585
Other Middle East	571	707	995
Iraq	445	1,969	2,891
Canada	431	299	310
Other Countries	134	153	112
Total	$7,921	$9,261	$10,099

	December 31,
Millions of dollars	2012	2011
Property, Plant & Equipment:
United States	$238	$225
United Kingdom	92	97
Other Countries	60	62
Total	$390	$384

Note 6. Goodwill and Intangible Assets

Goodwill

The table below summarizes our goodwill by segment.

Millions of dollars	Hydrocarbons	IGP	Services	Other	Total
Balance at December 31, 2010	$249	$399	$287	$12	$947
R&S purchase price adjustment	—	4	—	—	4
Balance at December 31, 2011	249	403	287	12	951
Other additions	6	—	—	—	6
Impairment of Minerals	—	(178)	—	—	(178)
Balance at December 31, 2012	$255	$225	$287	$12	$779

Goodwill Impairment Review

We perform our annual goodwill impairment test as of October 1 of each year and also perform interim impairment reviews if events occur or circumstances change that indicate it is likely that the fair value of a reporting unit is below its carrying value. In the third quarter of 2012, during the course of our annual strategic planning process, we determined that both the actual and expected income and cash flows for our Minerals reporting unit were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of R&S. We also identified a deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which reduced forecasts of the sales, operating income and cash flows expected in 2013 and beyond. As a result of these triggering events, we performed an interim goodwill impairment test on our Minerals reporting unit during the third quarter of 2012.

The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. The result of the first step of our goodwill impairment test indicated the carrying value of our Minerals reporting unit exceeded its fair value. Therefore, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. We determine the implied fair value of goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the Minerals reporting unit estimated in step one to all the assets and liabilities of the reporting unit. The implied fair value of the Minerals reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Our goodwill impairment is a nonrecurring fair value measurement that required significant unobservable inputs (Level 3 fair value measurements) in the calculation. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge in our Minerals reporting unit, which is part of our IGP segment, for $178 million.  Due to this impairment, goodwill for the reporting unit decreased from its December 31, 2011 balance of $263 million to $85 million at December 31, 2012.

Consistent with prior years, the fair values of reporting units in 2012 were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a ten year period plus a terminal value period (the income approach). To arrive at the Minerals reporting unit's future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimates fair value by applying earnings and revenue market multiples to the reporting unit's operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the business unit. Under the income approach, we applied a risk-adjusted discount rate of 16% to the future cash flows from the Minerals reporting unit. In addition to the earnings multiples and the discount rates, certain other judgments and estimates are used to prepare the goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become further impaired in the future.

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

	December 31,
Millions of dollars	2012	2011
Intangibles not subject to amortization	$11	$11
Intangibles subject to amortization	192	191
Total intangibles	203	202
Accumulated amortization of intangibles	(104)	(89)
Net intangibles	$99	$113
Intangibles subject to amortization are amortized over their estimated useful lives of up to 25 years. These intangible assets are tested annually for impairment or more often if events or circumstances change that would create a triggering event. We performed an undiscounted cash flow analysis due to a triggering event identified in the Minerals reporting unit during our annual strategic planning process in the third quarter of 2012. No impairment of the intangibles was identified. Our intangibles amortization expense for the years ended December 31, 2012, 2011 and 2010 is presented below:

Millions of dollars	Intangibles amortization expense
2010	$12
2011	$16
2012	$15
Our expected intangibles amortization expense in the next five years is presented below:

Millions of dollars	Expected future intangibles amortization expense
2013	$14
2014	$12
2015	$11
2016	$10
2017	$10

Note 7. Property, Plant and Equipment

Other than those assets that have been written down to their fair values due to impairment, property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Property, plant and equipment are composed of the following:

	Estimated Useful Lives in Years	December 31,
Millions of dollars		2012	2011
Land	N/A	$19	$31
Buildings and property improvements	5-44	210	244
Equipment and other	3-25	517	473
Total		746	748
Less accumulated depreciation		(356)	(364)
Net property, plant and equipment		$390	$384

In November 2012, the joint venture in which we hold a 50% interest sold the office building in which we lease office space for our corporate headquarters and business unit offices in Houston, Texas, for $175 million. Since we will continue to lease the office building from the new owner under essentially the same lease terms, the $44 million pre-tax gain on the sale will be deferred and amortized using the straight-line method over the remaining term of the lease, which expires in 2030. The deferred gain is recorded in "Other current liabilities" and "Other noncurrent liabilities" on our consolidated balance sheet.

In November 2012, we closed on the sale of our former headquarters campus located at 4100 Clinton Drive in Houston, Texas for approximately $42 million in cash. The sale resulted in a $27 million pre-tax gain on disposal of assets in "Operating income" in our consolidated statements of income.

Note 8. Debt and Other Credit Facilities

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of December 31, 2012, there were $217 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011, and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. The noncash goodwill impairment of $178 million related to our Minerals reporting unit did not have a material impact on the financial covenants in our credit agreements.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed

$200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 10 to our consolidated financial statements). At December 31, 2012, the remaining availability under the Distribution Cap was approximately $659 million.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.5 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2012, we have utilized $765 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $217 million issued under our Credit Agreement and $548 million issued under uncommitted bank lines at December 31, 2012. Of the total letters of credit outstanding, $277 million relate to our joint venture operations and $9 million of the letters of credit have terms that could entitle a bank to require additional cash collateralization on demand. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

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

Consolidated amount of non-recourse project-finance debt of a VIE

Millions of dollars	December 31, 2012
Current non-recourse project-finance debt of a VIE consolidated by KBR	$10
Noncurrent non-recourse project-finance debt of a VIE consolidated by KBR	$84
Total non-recourse project-finance debt of a VIE consolidated by KBR	$94

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million.  Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which mature in 2021.  Subordinated notes payable to the 50% partner initially bear interest at 11.25% increasing to 16% over the term of the notes through 2025.  Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the notes.

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2012:

Millions of dollars	Debt Payments
2013	$10
2014	$10
2015	$10
2016	$11
2017	$11
Beyond 2017	$42

Note 9. U.S. Government Matters

We provide substantial work under our government contracts to the United States Department of Defense (“DoD”) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP III and IV.

Given the demands of working in Iraq and elsewhere for the U.S. government, we have disagreements and have experienced performance issues with the various government customers for which we work. When performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination, under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers, subcontractors and others that have arisen out of our work in Iraq such as claims for wrongful termination, personal injury claims by third parties and army personnel, and subcontractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most employment claims are subject to binding arbitration. However, as a result of amendments to the Department of Defense Appropriations Act of 2010, certain types of employee claims cannot be compelled to binding arbitration. An unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Award Fees

In accordance with the provisions of the LogCAP III contract, we recognized revenue on our services rendered on a task order basis based on either a cost-plus-fixed-fee or cost-plus-base-fee and award fee arrangement. The fees were determined as a percentage rate applied to a negotiated estimate of the total costs for each task order.

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

Government Compliance Matters

The negotiation, administration and settlement of our contracts with the U.S. government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”), which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s Administrative Contracting Officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, the DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these actions and provide additional support. At December 31, 2012, we have open Form 1s from the DCAA recommending suspension of payments totaling approximately $333 million associated with our contract costs incurred in prior years, of which $140 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld $57 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $98 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACOs, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

KBR excludes from billings to the U.S. government costs that are potentially unallowable, expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts pursuant to applicable regulations. Revenue recorded for government contract work is reduced at the time we identify and estimate potentially refundable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR and CAS, quality of supporting documentation for costs incurred and subcontract terms as applicable. From time to time, we engage outside counsel to advise us on certain matters in determining whether certain costs are allowable. We also review our analysis and findings with the ACO as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Certain issues raised as a result of contract audits and other investigations are discussed below.

Private Security. In 2007, we received a Form 1 from the Department of the Army ("Army") informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1s from the DCAA disapproving an additional $83 million of costs alleged to have been incurred by us and our subcontractors to provide security during the same periods. Since that time, the Army withheld an additional $25 million in payments from us bringing the total payments withheld to $45 million as of December 31, 2012 out of the Form 1s issued to date of $103 million.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In 2009, KBR and the Army agreed to stay the case pending further discussions with the U.S. Department of Justice ("DOJ") as discussed further below. The ASBCA denied the Army's latest request to stay the proceedings. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army does not prohibit the use of private security contractors by either KBR or its subcontractors.  However, our motion to dismiss was denied on grounds that potential fact issues remain related to the reasonableness of the private security costs charged to the contract.  Because of continuing delays in getting documents from the U.S. government attorneys during the discovery process, the hearing date has passed and all claims have been consolidated for hearing. The three private security-related appeals currently pending before the ASBCA now have been consolidated for a single, four-week hearing starting April 1, 2013. These appeals potentially involve the alleged use of private security contractors by both KBR and up to 33 of its LOGCAP III subcontractors. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that a loss related to this matter has been incurred is remote. We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving $25 million in costs related to containerized housing that had previously been deemed allowable. As of December 31, 2012, $51 million of costs have been suspended under Form 1s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by our customer. That complaint was dismissed without prejudice in January 2013. We are free to re-file the complaint in the future. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of significant loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe that the likelihood that we have incurred a loss related to this matter is remote. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of December 31, 2012, we have outstanding Form 1s from the DCAA disapproving $106 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $59 million withheld from us by the customer. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a noncash, pre-tax charge of $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the U.S. COFC ruling. Prior to the U.S. COFC ruling, Tamimi filed for arbitration against us in 2009 to recover the payments we withheld from Tamimi pending the resolution of Form 1s with our customer. In December 2010, the arbitration panel ruled that our subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. We do not believe we have the ability to recover the disallowed portion of the questioned costs previously paid to Tamimi. With respect to remaining questions raised regarding billing in accordance with contract terms, as of December 31, 2012, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of significant loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of December 31, 2012, we had withheld $17 million in payments from several of our subcontractors pending the resolution of these remaining matters with our customer.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ seeks disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. The DOJ has filed a notice of appeal. Briefing is scheduled to be completed in the first quarter of 2013.

In August 2011, another DFAC subcontractor, Gulf Catering Company, filed for arbitration in the London Court of International Arbitration to recover $11 million for payments we have withheld from them pending resolution of outstanding Form 1s with our customer. The hearing was held in November 2012 in London and we expect a decision in the second quarter of 2013. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed foreign air travel to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. Included in our December 31, 2012 and 2011 accompanying balance sheets is an accrued estimate of the cost incurred for these potentially noncompliant flights. The DCAA may consider additional flights to be noncompliant resulting in potentially larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Construction services. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) allowing $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. As of December 31, 2012, the U.S. Navy has withheld $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. As of December 31, 2012, we have accrued our estimate of probable loss related to this matter; however, it is possible we could incur additional losses.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the Relator filed an amended complaint which is pending a ruling on a discovery matter before further motions can be filed. On September 17, 2012, the Relator filed an objection to the Magistrate's ruling, essentially appealing the ruling to the U.S. District Court. The motion remained pending for several years. On November 19, 2012, the U.S. District Court affirmed and adopted the prior ruling, limiting the Relator's claims to our sites and dates previously claimed.  We are now moving forward to complete the remaining depositions and thereafter file our motion for summary judgment. No trial date has been set, pending resolution of dispositive motions. We believe the Relator's claim is without merit and that the likelihood that a loss has been incurred is remote. As of December 31,

2012, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is conducted under the rules of the London Court on International Arbitration and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date, arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns and interest thereon, net of maintenance, storage and security costs awarded to KBR. In addition, we have stipulated that we owe FKTC $26 million in connection with five other subcontracts. No payments are expected to occur until all claims are arbitrated and awards finalized. The final hearing on FKTC's claims was heard before the arbitration panel in January 2013, and there is one more claim that will be submitted to the arbitration panel for decision without the need for a hearing. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals in the Western District of Pennsylvania, and filed their first brief October 12, 2012. We filed our brief on November 30, 2012. The Appellants filed their reply brief on December 20, 2012. Oral argument is expected in the first half of 2013.

Burn Pit litigation. From November 2008 through February 2011, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits are operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiffs' request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012 and we expect a ruling in the first half of 2013. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome nor can we reliably estimate a range of possible loss, if any, related to this matter. Accordingly, as of December 31, 2012, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. After dismissals for lack of jurisdiction, the majority of the cases were re-filed and consolidated into two cases, with one pending in the U.S. District Court for the Southern District of Texas and one pending in the U.S. District Court for the District of Oregon.  A new, single plaintiff case was filed on November 30, 2012 in the District of Oregon Eugene Division. Collectively, the suits represent approximately 170 individual plaintiffs all of which are current and former national guardsmen or British soldiers who claim they were exposed to sodium dichromate while providing security services or escorting KBR employees who were working at the water treatment plant, claim that the defendants knew or should have known that the potentially toxic substance existed and posed a health hazard, and claim that the defendants negligently failed to protect the plaintiffs from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Army Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR's commencement of work on the site. KBR notified the USACE within two days after discovering the potential sodium dichromate issue and took effective measures to remediate the site.  KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR also has asserted the Political Question Doctrine and government contractor defenses.  Additionally, the U.S. government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.

On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the United States Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal, and the appeal is underway.

In the Oregon case, the Court denied KBR's motion to dismiss, and thereafter denied our request to certify the ruling for immediate appeal to the Ninth Circuit Court of Appeals.  On October 9, 2012, the case proceeded to trial on the merits and resulted in an adverse jury verdict against KBR. On November 2, 2012, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. The potential financial impact is unknown until a final judgment is entered by the U.S. District Court for the District of Oregon, which may differ from the jury verdict. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. The court has set a hearing for these motions in late February 2013. We have also requested that the court allow us to appeal many legal issues to the Ninth Circuit Court of Appeals before additional trials are held. Following the final judgment, our actions may include appealing the decision, seeking to enforce our rights under the Restore Iraqi Oil contract ("RIO contract") with the U.S. Army, including seeking reimbursement for all incurred costs for which we are entitled pursuant to the contract under the Federal Acquisition Regulations. The timing of the final judgment and our ensuing actions are unknown at this time, and a jury verdict is not a final judgment in the case. Therefore, as of December 31, 2012, no amounts have been accrued.

During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases.  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. We are awaiting the government's response. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. If this claim is denied, the claim will be consolidated with the existing U.S. COFC case.

Convoy Ambush Litigation. In April 2004, a fuel convoy in route from Camp Anaconda to Baghdad International Airport for the U.S. Army under our LogCAP III contract was ambushed, resulting in deaths and severe injuries to truck drivers hired by KBR.  In 2005, survivors of the drivers killed and those that were injured in the convoy filed suit in state court in Houston, Texas, against KBR and several of its affiliates, claiming KBR deliberately intended that the drivers in the convoy would be attacked and wounded or killed.  The suit also alleges KBR committed fraud in its hiring practices by failing to disclose the dangers associated with working in the Iraq combat zone.  The case was removed to U.S. Federal District Court in Houston, Texas. After numerous motions and rulings in the trial court and appeals to U.S. Fifth Circuit Court of Appeals, in January 2012, the appellate Court granted KBR's appeal on dispositive motions and dismissed the claims of all remaining plaintiffs on the grounds that their claims are banned by the exclusive remedy provisions of the Defense Base Act. Prior to the dismissal of the claims against KBR by the appellate Court, KBR settled the claims of one of the plaintiffs. The remaining plaintiffs sought a rehearing of the dismissal by the Fifth Circuit which was denied in April 2012. We believe the cost of settling with one of the plaintiffs is reimbursable under the related customer contract. We intend to bill for these costs, and if necessary, file claims with either the U.S. COFC or ASBCA to recover the associated revenues recognized to date. In July 2012, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court. In October 2012, the plaintiffs were denied their petition for a writ of certiorari by the U.S. Supreme Court. We consider this matter concluded.

DOJ False Claims Act complaint - Private Security.  In April 2010, the DOJ filed a complaint in the U.S. District Court in the District of Columbia alleging certain violations of the False Claims Act related to the use of private security firms.  We believed these sums were properly billed under our contract with the Army and that the use of private security was not prohibited under the LogCAP III contract.  After basic discovery from the DOJ, on November 14, 2012, the U.S. government filed a voluntary Motion to Dismiss Without Prejudice, seeking Court permission to end this litigation against us.  On November 15, 2012, the Court granted the motion. Because this dismissal was filed without prejudice, the suit could be refiled, although we believe this outcome is highly unlikely. We consider this matter concluded.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract, and we strongly contend that no fraud was committed. Our responsive pleadings are due March 11, 2013. We intend to seek transfer of the case to the Eastern District of Virginia, move to dismiss the complaint, and seek as speedy a trial as possible.

Other Matters

Claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $219 million at December 31, 2012, of which $104 million is included in “Accounts receivable” and $115 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $104 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $115 million primarily represents costs for which incremental funding is pending in the normal course of business.  The claims outstanding at December 31, 2012 are considered to be probable of collection and have been previously recognized as revenue.

Note 10. Other Commitments and Contingencies

Foreign Corrupt Practices Act (“FCPA”) investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty of $402 million, of which Halliburton was obligated to pay $382 million under the terms of the Master Separation Agreement (“MSA”), while we were obligated to pay $20 million. In addition, we settled a civil enforcement action by the SEC which called for Halliburton and KBR, jointly and severally, to make payments totaling $177 million, which was paid by Halliburton pursuant to the indemnification under the MSA. We also agreed to a period of organizational probation, during which we retained a monitor who assessed our compliance with the plea agreement and evaluated our FCPA compliance program over a three year period that ended on February 17, 2012. At the end of the three year period the monitor certified that KBR’s current anti-corruption compliance program is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws.

In February 2011, M.W. Kellogg Limited (“MWKL”) reached a settlement with the U.K. Serious Fraud Office (“SFO”) in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation, which was paid during the first quarter of 2011. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. Due to the indemnity from Halliburton under the MSA, we received approximately $6 million from Halliburton in the second quarter of 2011.

With the settlement of the DOJ, SEC, SFO and other investigations, all known investigations in the Bonny Island project have been concluded. We are not aware of any other corruption allegations against us by governmental authorities in foreign jurisdictions.

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

Barracuda-Caratinga Project Arbitration

In June 2000, we entered into a contract with Barracuda & Caratinga Leasing Company B.V. ("BCLC"), the project owner and claimant, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. Petrobras is a contractual representative that controls the project owner. In November 2007, we executed a settlement agreement with the project owner to settle all outstanding project issues except for the bolts arbitration discussed below.

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

In September 2011, the arbitration panel awarded the claimant approximately $193 million. The damages awarded were based on the panel’s estimate to replace all subsea bolts, including those that did not manifest breaks, as well as legal and other costs incurred by the claimant in the arbitration and interest thereon since the date of the award. The panel rejected our argument, and the case law relied upon by us, that we were only liable for bolts that were discovered to be broken prior to the expiration of the warranty period that ended on June 30, 2006. As of December 31, 2012, we have a liability of $219 million, including interest, to Petrobras for the failed bolts which is included in “Other current liabilities.” The liability incurred by us in connection with the arbitration is covered by an indemnity from our former parent, Halliburton. Accordingly, we have recorded an indemnification receivable from Halliburton of $219 million pursuant to the indemnification under the master separation agreement which is included in “Other current assets” as of December 31, 2012. We believe the arbitration award payable to Petrobras will be deductible for tax purposes when paid and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. At December 31, 2012 the deferred tax balance is $79 million. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes. See Note 16 ("Transactions with Former Parent") to our consolidated financial statements for additional information.

PEMEX Arbitration

In 1997 and 1998, we entered into three contracts with PEMEX, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche, offshore Mexico. The three contracts were known as Engineering, Procurement and Construction (“EPC”) 1, EPC 22 and EPC 28. All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract.

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

After remand to the trial court, both parties filed briefs and hearings were conducted in May, July and September 2012 at which time the matter was put on informal stay and KBR was ordered to file suit in Mexican courts in order to determine if such remedies were, in fact, available. As requested by the trial court in New York, we filed suit in Mexico on November 6, 2012 in the Tax and Administrative Court. On December 3, 2012, the Mexican Tax and Administrative Court decided not to admit the lawsuit, and the suit could not proceed. This result indicates that we do not have a remedy in Mexico where we can fully and fairly present our claims. The District Court was informed of the outcome in the Mexican Tax and Administrative Court. We now have a hearing set in Federal District Court in New York in April 2013.

Following the Second Circuit's order remanding the case to the District Court, PEMEX filed a motion seeking release of the collateral posted with the court registry and on January 17, 2013, the District Court granted PEMEX's motion. The District Court ruled that such bonds are intended to secure judgments until an appeal is final and since a determination is yet to be made on the mandate from the Second Circuit, there was no longer a justification for holding the collateral. We believe the ICC Award was proper and enforceable in U.S courts or courts of other countries in which PEMEX has assets. However, an unfavorable ruling by the U.S trial court or courts in other jurisdictions could have a material adverse impact to our results of operations.

PEMEX attempted to nullify the award in Mexico which was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated which was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court in Mexico that PEMEX by unilaterally administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as all other Mexican courts which have denied PEMEX’s repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect the outcome of the U.S. appeal discussed above or our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S. The circumstances of this matter are unique and in the unlikely event we are not able to collect the arbitration award in the U.S., we will pursue other remedies including filing a North American Free Trade Agreement (“NAFTA”) arbitration to recover the award as an unlawful expropriation of assets by the government of Mexico and collection efforts in other jurisdictions.

We have recently instituted collection proceedings in Luxembourg on the ICC award. We have asked for seizure orders on the assets of PEMEX with a number banks that we believe may have assets subject to seizure. We will pursue our remedies in the U.S., Luxembourg and any other jurisdiction that we determine have assets which can be used to pay the award.

During 2008, we were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of December 31, 2012. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Although we believe we will ultimately collect the award, our failure to do so could result in the write off of the receivable amount included in "Noncurrent unbilled receivable on uncompleted contracts."

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project, and we believe recovery on the bonds by PEMEX was precluded by the ICC Award.  PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award determined the limited amounts to be paid to PEMEX on their counterclaims. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award.  The decision was immediately appealed by the bonding company, and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing a direct amparo action in the Mexican court, and we filed a bond to cover interest of approximately $23 million accruing during the pendency of our amparo action. During the third quarter of 2012, the Collegiate Court hearing the amparo action asked the lower court to review the proceedings. We filed a revision appeal with the Mexican Supreme Court, and in January 2013, this Court denied our amparo action. As a result of this denial, if PEMEX were to collect the bonds and any accrued interest, the U.S. insurance company would make payment to the Mexican bonding company. We would then be required to indemnify the U.S. insurance company.  In the event the bonds were called, we would pursue collection of any sums paid in the enforcement action in the U.S. District Court for the Southern District of New York, the courts of Luxembourg, or by the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico. We have not recorded any amounts related to the contingent payment of the performance bonds.
FAO Litigation

In April 2001, our subsidiary, MWKL, entered into lump-sum contracts with Fina Antwerp Olefins ("FAO"), a joint venture between ExxonMobil and Total, to perform EPC services for FAO’s revamp and expansion of an existing olefins plant in Belgium.  The contracts had an initial value of approximately €113 million.  Upon execution of the contracts, MWKL was confronted with a multitude of changes and issues on the project resulting in significant cost overruns and schedule delays.  The project was completed in October 2003.  In 2005, after unsuccessful attempts to engage FAO in negotiations to settle MWKL’s outstanding claims, MWKL filed suit against FAO in the Commercial Court of Antwerp, Belgium, seeking to recover amounts for rejected change requests, disruption, schedule delays and other items.  MWKL sought the appointment of a court expert to determine the technical aspects of the disputes between the parties upon which the judge could rely for allocating liability and determining the final amount of MWKL’s claim against FAO.  FAO filed a counterclaim in 2006 claiming recovery of additional costs for various matters including, among others, project management, temporary offices, security, financing costs, deficient work items and disruption of activities, some of which we believe is either barred by the language in the contract or has not been adequately supported. On December 10, 2012, the dispute was settled out of court and FAO paid $39 million to MWKL and agreed to cease pursuing their counterclaims. We recorded additional revenue of $20 million in 2012 related to the $39 million FAO claim settlement, of which $19 million was previously recorded. Our portion of job income from the FAO settlement was $14 million. We have an obligation to our former noncontrolling interest partner of $14 million associated with the settlement received. This obligation is included in "Other current liabilities" in the December 31, 2012 consolidated balance sheet. We consider this matter concluded.

Environmental

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act; and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business segments where we perform construction and industrial maintenance services or operate and maintain facilities.

We continue to monitor conditions at sites we own or owned and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $6 million for the assessment and remediation costs associated with all environmental matters, which represents the low end of the range of estimated possible costs that could be as much as $11 million.

We have been named as a potentially responsible party (“PRP”) in various clean-up actions taken by federal and state agencies in the U.S. Based on the early stages of these actions, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $149 million, $145 million and $165 million in 2012, 2011 and 2010, respectively.

Future total rental payments on noncancelable operating leases are as follows:

Millions of dollars	Future rental payments
2013	$95
2014	$82
2015	$75
2016	$66
2017	$50
Beyond 2017	$429

601 Jefferson Building Lease. In November 2012, the joint venture in which we hold a 50% interest sold the 601 Jefferson building in which we lease office space in Houston, Texas. We will continue to lease the building from the new owner under the same lease agreement and terms, except for the elimination of an early termination and contraction option, for which we were paid an $11 million modification fee. This lease incentive will be amortized over the remaining term of the lease, which runs through June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates. Annual base rent for the leased office space escalates ratably over the lease term from $10 million to $13 million.

500 Jefferson Building Lease. The term of the lease runs through June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates. Annual base rent for the leased office space escalates ratably over the lease term from $2 million to $4 million. For a small fee we have agreed to change our early termination option date for all or a portion of the leased premises from 2022 to 2026.

Other

As of December 31, 2012, we had no commitment to provide funds to our privately financed projects compared to $17 million as of December 31, 2011. Commitments to fund these projects were supported by letters of credit as discussed in Note 8.

Note 11. Income Taxes

The components of the (provision)/benefit for income taxes are as follows:

	Years ended December 31,
Millions of dollars	2012	2011	2010
Current income taxes:
Federal	$61	$(19)	$(56)
Foreign	(130)	(183)	(118)
State	1	(3)	(3)
Total current	(68)	(205)	(177)
Deferred income taxes:
Federal	12	110	(15)
Foreign	(42)	62	1
State	12	1	—
Total deferred	(18)	173	(14)
Provision for income taxes	$(86)	$(32)	$(191)

The United States and foreign components of income from continuing operations before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Millions of dollars	2012	2011	2010
United States	$(366)	$12	$105
Foreign	654	560	481
Total	$288	$572	$586

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and noncontrolling interests are as follows:

	Years ended December 31,
	2012	2011	2010
U.S. statutory federal rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	(7.9)	(3.8)	(2.9)
Non-deductible goodwill impairment	21.6	—	—
State and local income taxes	0.2	0.4	0.2
Foreign, federal and state tax adjustments	(2.9)	(5.4)	(2.5)
Barracuda arbitration award indemnification	(2.8)	(12.1)	—
Tax benefit from Australian joint venture losses	(3.2)	(5.6)	—
Taxes on unremitted Australian earnings	3.9	—	—
Valuation allowance	3.4	(1.4)	0.2
Uncertain tax position changes	(9.9)	(1.8)	4.1
Taxes on unconsolidated affiliates	(3.2)	—	—
Taxes on unincorporated joint ventures	(5.0)	(1.8)	(2.6)
U.K. tax rate change	3.5	1.2	0.5
Other permanent items, net	(2.8)	0.9	0.6
Total effective tax rate on pretax earnings	29.9%	5.6%	32.6%
We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations in Australia. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.
KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to its business activity for periods prior to its separation from our former parent. As of December 31, 2012, we have recorded a $49 million payable to our former parent for tax related items under the tax sharing agreement. See Note 16 for further discussion related to our transactions with our former parent.
The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31,
Millions of dollars	2012	2011
Gross deferred tax assets:
Depreciation and amortization	$13	$7
Employee compensation and benefits	185	183
Construction contract accounting	125	131
Foreign tax credit carryforwards	24	—
Loss carryforwards	74	49
Insurance accruals	29	29
Allowance for bad debt	9	11
Accrued liabilities	69	48
Barracuda arbitration award indemnification	79	71
Other	26	29
Total	$633	$558
Gross deferred tax liabilities:
Construction contract accounting	$(140)	$(92)
Intangibles	(47)	(40)
Depreciation and amortization	(38)	(27)
Other	(39)	(48)
Total	$(264)	$(207)
Valuation Allowances:
Loss carryforwards	(36)	(25)
Net deferred income tax asset	$333	$326

At December 31, 2012, we had foreign net operating loss carryforwards of approximately $292 million of which $165 million will expire by 2022 and $127 million can be carried forward indefinitely. We also had foreign tax credit carryforwards of $24 million that may be carried forward to 2022.

For the year ended December 31, 2012, our valuation allowance increased to $36 million from $25 million primarily as a result of increases of net operating losses in jurisdictions other than our primary countries of operations where we are not likely to utilize the deferred tax asset, partially offset by reductions in our valuation allowances in Australia and Canada.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2006, or for non-U.S. income tax for years before 1998.

We account for uncertain tax positions in accordance with guidance in ASC 740 which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Millions of dollars	2012	2011	2010
Balance at January 1	$120	$95	$41
Increases in tax positions for current year	6	37	64
Increases in tax positions for prior years	13	11	—
Decreases in tax positions for prior years	(25)	(5)	(9)
Reductions in tax positions for audit settlements	(11)	(7)	—
Reductions in tax positions for statute expirations	(9)	(11)	—
Other	1	—	(1)
Balance at December 31	$95	$120	$95
The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $81 million as of December 31, 2012. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred U.S. federal and non-U.S. income tax benefits on uncertain tax positions related to U.S. federal and non-U.S. income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $17 million due to the expirations of the statute of limitations.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statement of income. Our accrual for interest and penalties was $11 million for the year ended December 31, 2012 and $20 million for the year ended December 31, 2011. During the year ended December 31, 2012, 2011 and 2010, we recognized $(6) million, $4 million and $10 million, respectively in net interest and penalties charges (benefit) related to uncertain tax positions.
As of December 31, 2012, a portion of the uncertain tax positions and accrued interest and penalties were expected to be settled for cash within one year and therefore that portion is classified as current income tax payables with the remaining balance of uncertain tax positions and related accrued interest and penalties classified as noncurrent income tax payables.

Note 12. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2009	$2,296	$2,103	$854	(225)	$(444)	$8
Share-based compensation	17	17	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Adjustment pursuant to an agreement with former parent	(8)	(8)	—	—	—	—
Repurchases of common stock	(233)	—	—	(233)	—	—
Issuance of ESPP shares	3	—	(1)	4	—	—
Distributions to noncontrolling interests	(108)	—	—	—	—	(108)
Investments by noncontrolling interests	17	—	—	—	—	17
Acquisition of noncontrolling interests	(181)	(136)	—	—	(19)	(26)
Consolidation of Fasttrax Limited	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(1)	—	—	—	—	(1)
Net income	395	—	327	—	—	68
Other comprehensive income, net of tax	29	—	—	—	25	4
Balance at December 31, 2010	$2,204	$1,981	$1,157	$(454)	$(438)	$(42)
Share-based compensation	19	19	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Post-closing adjustment related to acquisition of former NCI partner	(5)	(5)	—	—	—	—
Tax benefit increase related to share-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(30)	—	(30)	—	—	—
Repurchases of common stock	(118)	—	—	(118)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(63)	—	—	—	—	(63)
Other noncontrolling interests activity	(7)	—	—	—	—	(7)
Net income	540	—	480	—	—	60
Other comprehensive loss, net of tax	(111)	—	—	—	(110)	(1)
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Deferred tax and foreign currency adjustments (a)	17	17	—	—	—	—
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Tax benefit increase related to share-based plans	4	4	—	—	—	—
Dividends declared to shareholders	(42)	—	(42)	—	—	—
Repurchases of common stock	(40)	—	—	(40)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(36)	—	—	—	—	(36)
Net income	202	—	144	—	—	58
Other comprehensive income, net of tax (a)	(62)	—	—	—	(62)	—
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)

(a) During the third quarter of 2012, we recorded out-of-period adjustments in our deferred tax accounts, most of which relate to years before 2010. These adjustments are not material to 2012 or the periods to which they relate. The out-of-period adjustments were $3 million to our current period tax expense and $9 million to our equity accounts. The adjustments recorded to our equity accounts were $16 million to PIC and $(7) million to AOCL.

Accumulated other comprehensive loss, net of tax

	December 31,
Millions of dollars	2012	2011	2010
Accumulated CTA, net of tax of $27, $19 and $18	$(88)	$(70)	$(52)
Accumulated pension liability adjustments, net of tax of $203, $189 and $157	(521)	(471)	(382)
Accumulated unrealized losses on derivatives, net of tax of $0, $1 and $0	(1)	(7)	(4)
Total accumulated other comprehensive loss	$(610)	$(548)	$(438)
Accumulated comprehensive loss for years ended December 31, 2012, 2011 and 2010 include approximately $18 million, $16 million and $14 million for the amortization of actuarial loss, net of taxes.

Shares of common stock

Millions of shares and dollars	Shares
Balance at December 31, 2010	171.4
Common stock issued	1.0
Balance at December 31, 2011	172.4
Common stock issued	0.8
Balance at December 31, 2012	173.2

Shares of treasury stock

Millions of shares and dollars	Shares	Amount
Balance at December 31, 2010	20.3	$454
Treasury stock acquired, net of ESPP shares issued	3.9	115
Balance at December 31, 2011	24.2	569
Treasury stock acquired, net of ESPP shares issued	1.4	37
Balance at December 31, 2012	25.6	$606

Dividends

We declared dividends totaling $42 million in 2012 and $30 million in 2011. As of December 31, 2012, we had accrued dividends payable of $12 million.

Note 13. Share-based Compensation and Incentive Plans

Stock Plans

In 2012, 2011 and 2010 share-based compensation awards were granted to employees under KBR share-based compensation plans.

KBR Stock and Incentive Plan (Amended May 2012)

In November 2006, KBR established the KBR Stock and Incentive Plan ("KBR Stock Plan"), which provides for the grant of any or all of the following types of share-based compensation listed below:

•	stock options, including incentive stock options and nonqualified stock options;

•	stock appreciation rights, in tandem with stock options or freestanding;

•	restricted stock;

•	restricted stock units;

•	cash performance awards; and

•	stock value equivalent awards.

In May 2012, the KBR Stock Plan was amended to add 2 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards or pursuant to performance awards by 2 million. Under the terms of the KBR Stock Plan, 12 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 5.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to cash performance awards. At December 31, 2012, approximately 5.4 million shares were available for future grants under the KBR Stock Plan, of which approximately 2.6 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under KBR’s Stock Plan, effective as of the closing date of the KBR initial public offering, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. Total number of stock options granted and the assumptions used to determine the fair value of granted options were as follows:

	Years ended December 31,
KBR stock options assumptions summary	2012	2011
Granted stock options (millions of shares)	0.8	0.6
Weighted average expected term (in years)	6.3	6.2
Weighted average grant-date fair value per share	$14.93	$16.78

	Years ended December 31,
KBR stock options range assumptions summary	2012		2011
	Range		Range
	Start	End	Start	End
Expected volatility range	41.41%	53.10%	44.01%	53.17%
Expected dividend yield range	0.57%	0.80%	0.52%	0.79%
Risk-free interest rate range	0.86%	1.48%	1.22%	2.76%

For KBR stock options granted in 2012, 2011 and 2010, the fair value of options at the date of grant was estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. The expected term of KBR options granted in each year is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2012.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	2,900,199	$19.75	6.75	$28.58
Granted	782,243	34.26
Exercised	(497,596)	10.48
Forfeited	(129,191)	31.93
Expired	(42,137)	21.60
Outstanding at December 31, 2012	3,013,518	$24.00	6.86	$24.76
Exercisable at December 31, 2012	1,750,243	$17.62	5.54	$22.73

The total intrinsic values of options exercised for the years ended December 31, 2012, 2011 and 2010 were $9 million, $10 million and $4 million, respectively. As of December 31, 2012, there was $12 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.88 years. Stock option compensation expense was $8 million in 2012, $7 million in 2011 and $5 million in 2010.  Total income tax benefit recognized in net income for share-based compensation arrangements was $3 million in 2012 and $2 million in 2011 and 2010.

KBR Restricted stock

Restricted shares issued under the KBR’s Stock Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of meeting the performance criteria. Share-based compensation is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2012 under KBR’s Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2011	833,498	$24.95
Granted	280,247	33.13
Vested	(370,991)	25.26
Forfeited	(77,724)	28.36
Nonvested shares at December 31, 2012	665,030	$27.83

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2012, 2011 and 2010 were $33.13, $35.16 and $21.28, respectively. Restricted stock compensation expense was $8 million for 2012 and $12 million for 2011 and 2010.  Total income tax benefit recognized in net income for share-based compensation arrangements was $3 million in 2012 and $4 million in both 2011 and 2010. As of December 31, 2012, there was $13 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested was $12 million in 2012, $16 million in 2011 and $13 million in 2010 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $9 million in 2012, $11 million in 2011 and $12 million in 2010 based on the weighted-average fair value on the date of grant.

KBR Cash Performance Based Award Units (“Cash Performance Awards”)

Under KBR’s Stock Plan, for Cash Performance Awards granted in the year 2012 and 2011 performance is based 100% on average Total Shareholder Return (“TSR”), as compared to the average TSR of KBR’s peers. For Cash Performance Awards granted in the year 2010, performance is based 75% on average TSR, as compared to the average TSR of KBR’s peers, and 25% on KBR’s Return on Capital (“ROC”). The cash performance award units may only be paid in cash. In accordance with the provisions of ASC 718-10, the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The ROC calculation is based on the company’s weighted average net income from continuing operations plus (interest expense x (1-effective tax rate)), divided by average monthly capital from continuing operations. The ROC portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period.

Under KBR’s Stock Plan, in 2012, we granted 29 million performance based award units (“Cash Performance Awards”) with a three-year performance period from January 1, 2012 to December 31, 2014. In 2011, we granted 28 million Cash Performance Awards with a three-year performance period from January 1, 2011 to December 31, 2013. In 2010, we granted 25.2 million Cash Performance Awards with a performance period from January 1, 2010 to December 31, 2012. At December 31, 2012, Cash Performance Awards forfeited, net of previous plan payout, totaled $8 million in 2012, $6 million in 2011 and 2010. At December 31, 2012, the outstanding balance for Cash Performance Awards is 67.4 million units. No Cash Performance Awards will vest until such earned Cash Performance Awards, if any, are paid, subject to approval of the performance results by the Board of Directors Compensation Committee.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2012, 2011 and 2010, we recognized $18 million, $34 million and $26 million, respectively, in expense for the Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of income. The liability for awards included in “Employee compensation and benefits” on the consolidated balance sheet were $48 million at December 31, 2012 of which $32 million will become due within one year, and $52 million at December 31, 2011.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the KBR ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors shall determine otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each six-month purchase period. During 2012 and 2011, our employees purchased approximately 138,000 and 105,000 shares, respectively, through the KBR ESPP. These shares were reissued from our treasury share account.

Share-based compensation

The grant-date fair value of employee share options is estimated using option-pricing models. If an award is modified after the grant date, incremental compensation cost is recognized immediately before the modification. Share-based compensation expense consists of $10 million recorded to cost of services on the consolidated income statement, while the remaining $6 million is recorded to general and administrative expenses on the consolidated income statement. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statement of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31
Millions of dollars	2012	2011	2010
Share-based compensation	$16	$19	$17
Total income tax benefit recognized in net income for share-based compensation arrangements	$6	$6	$6
Incremental compensation cost	$1	$1	$2
Tax benefit increase (decrease) related to share-based plans	$4	$3	$—

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the company. Excess tax benefits realized from the exercise of share-based compensation awards has been recognized as paid-in capital in excess of par.

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

We manage our foreign currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries in which we do the majority of our international business. These instruments generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.

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

Assets, liabilities and forecasted cash flow denominated in foreign currencies. We use the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we use the derivative instruments described above to manage forecasted cash flow denominated in foreign currencies generally related to long-term engineering and construction projects. We designate these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income. During 2012, 2011 and 2010 no hedge ineffectiveness was recognized. Unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in other comprehensive income in the accompanying consolidated balance sheets. We had $1 million in unrealized gains, no unrealized gains and $2 million in unrealized net losses on these cash flow hedges as of December 31, 2012, 2011 and 2010, respectively. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2012, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 33 months.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries were $517 million, $352 million and $403 million at December 31, 2012, 2011 and 2010, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. These contract assets (liabilities) had a fair value of $(1) million and $5 million at December 31, 2012 and 2011, respectively.

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

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. This variable-rate exposure is managed with interest rate swaps. We had unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint-ventures of approximately $2 million, $4 million and $5 million as of December 31, 2012, 2011 and 2010, respectively.

Fair market value of financial instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments, cash and equivalents, receivables and accounts payable, as reflected in the consolidated balance sheets, approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the balance sheet at fair value and are based upon third party quotes. The financial assets and liabilities measured at fair value on a recurring basis are not material for any periods presented.

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

Consolidated summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Millions of dollars	2012	2011
Current assets	$3,129	$2,151
Noncurrent assets	4,159	3,828
Total assets	$7,288	$5,979
Current liabilities	$2,460	$1,111
Noncurrent liabilities	4,424	4,468
Member’s equity	404	400
Total liabilities and member’s equity	$7,288	$5,979

Statements of Operations

	Years ended December 31,
Millions of dollars	2012	2011	2010
Revenue	$3,442	$2,638	$2,497
Operating income	$777	$666	$617
Net income	$363	$314	$334

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	Year ended December 31, 2012
Unconsolidated VIEs (in millions, except for percentages)	VIE Total assets	VIE Total liabilities	Maximum exposure to loss
Aspire Defence project	$2,981	$2,926	$27
Inpex LNG project	$1,417	$1,324	$63
U.K. Road projects	$1,387	$1,539	$33
EBIC Ammonia project	$675	$379	$50
Fermoy Road project	$255	$253	$4

Unconsolidated VIEs (in millions, except for percentages)	Year ended December 31, 2011
	VIE Total assets	VIE Total liabilities
Aspire Defence project	$2,954	$2,916
U.K. Road projects	$1,393	$1,520
EBIC Ammonia project	$693	$389
Fermoy Road project	$228	$249

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of December 31, 2012, our performance through the construction phase is supported by $26 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company. As of December 31, 2012, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $27 million and $1 million, respectively. The $26 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and other receivables in the project as of December 31, 2012.

Inpex LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Inpex Ichthys Onshore LNG Export Facility in Darwin, Australia (“Inpex LNG project”). The project will be executed using two joint ventures in which we own a 30% equity interest. In 2012, revenue and job income for services provided to our joint venture partners on this project was $130 million and $13 million, respectively. The investments are accounted for using the equity method of accounting.  At December 31, 2012, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $63 million and $20 million, respectively.  The $43 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of December 31, 2012. The joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the United Kingdom. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are variable interest entities; however, we are not the primary beneficiary. Our maximum exposure to loss represents our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of December 31, 2012, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $80 million and $3 million, respectively. The $47 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of December 31, 2012.

Fermoy Road project. We participate in a privately financed project executed through certain joint ventures formed to design, build, operate and maintain a toll road in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are variable interest entities; however, we are not the primary beneficiary. We have up to a 25% ownership interest in the project’s joint ventures, and we are accounting for these interests using the equity method of accounting.

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs (in millions, except for percentages)	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$580	$620
Escravos Gas-to-Liquids project	$267	$320
Fasttrax Limited project	$101	$105

Consolidated VIEs (in millions, except for percentages)	Year ended December 31, 2011
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$546	$607
Escravos Gas-to-Liquids project	$326	$381
Fasttrax Limited project	$103	$108

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPC management ("EPCm") services to construct a LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes.

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2012 and 2011, the joint venture had approximately $117 million and $119 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

Fasttrax Limited project. In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the U.K. MoD a fleet of 92 new heavy equipment transporters (“HETs”) capable of carrying a 72-ton Challenger II tank. The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023. The JV’s entity structure includes a parent entity and its 100%-owned subsidiary, Fasttrax Ltd (the “SPV”). KBR and its partner own each 50% of the parent entity, which is considered a variable interest entity. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. Therefore, we consolidate this VIE.

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. For further details regarding our non-recourse project-finance debt of a VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2012, please refer to Note 8. Assets collateralizing the JV’s senior bonds include cash and equivalents of $25 million and property, plant and equipment of approximately $72 million, net of accumulated depreciation of $53 million as of December 31, 2012.

Note 16. Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 10. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

As of December 31, 2012, “Due to former parent, net” was $49 million and comprised primarily of estimated amounts owed to Halliburton under the tax sharing agreement for income taxes expected to be owed to the IRS or other tax authorities. Our estimate of amounts due to Halliburton under the tax sharing agreement relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. Some or all of these amounts may change as a result of our pending tax disputes with Halliburton described below.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for amounts significantly greater than our accrued liability that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the amount in the demand is invalid based on our assessment of Halliburton’s methodology for computing the claim. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts potentially owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies before issues in dispute under the tax sharing agreement were submitted to the designated “accounting referee” as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007.  On July 10, 2012, Halliburton filed a complaint in Texas State Court seeking to compel resolution of all issues, including intercompany issues believed by KBR to be governed by the master separation agreement, under the tax sharing agreement.  In October 2012, the Court denied Halliburton's request, and we moved forward with the selection of arbitrators to decide the intercompany issues.  We are set for an arbitration hearing in May 2013.  The remaining tax-related issues in dispute will be resolved by the "accounting referee" as provided for under the terms of the tax sharing agreement.

As of December 31, 2012, included in “Other assets” is an income tax receivable of approximately $22 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $22 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims.

As discussed above under “Barracuda-Caratinga Project Arbitration,” we have recorded an indemnification receivable due from Halliburton of approximately $219 million, including interest, associated with our estimated liability in the bolts matter which is included in “Other current assets” as of December 31, 2012. In January 2013, Halliburton paid $219 million to the claimant and the matter is considered concluded. We believe the arbitration award payable to Petrobras will be deductible for tax purposes when paid and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. At December 31, 2012 the deferred tax balance is $79 million. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes.

Note 17. Retirement Plans

We have various plans that cover our employees. These plans include defined contribution plans and defined benefit plans.

•
Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $81 million in 2012, $71 million in 2011 and $64 million in 2010. Additionally, we participate in a Canadian multi-employer plan to which we contributed $10 million in both 2012 and 2011 and $12 million in 2010;

•	Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation.

We account for our defined benefit pension plan in accordance with ASC 715 - Compensation - Retirement Benefits, which requires an employer to:

•	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension plan;

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit plan in the year in which the changes occur;

•	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•	disclose additional information.

Benefit obligation and plan assets

We used a December 31 measurement date for all plans in 2012 and 2011. Plan asset, expenses and obligation for retirement plans are presented in the following tables.

	Pension Benefits
Benefit obligation	United States	Int’l	United States	Int’l
Millions of dollars	2012		2011
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$88	$1,660	$81	$1,538
Service cost	—	2	—	1
Interest cost	3	81	4	86
Foreign currency exchange rate changes	—	63	—	25
Actuarial (gain) loss	5	115	8	62
Other	—	(2)	—	(2)
Benefits paid	(5)	(57)	(5)	(50)
Projected benefit obligation at end of period	$91	$1,862	$88	$1,660
Accumulated benefit obligation at end of period	$91	$1,862	$88	$1,660

	Pension Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2012		2011
Change in plan assets
Fair value of plan assets at beginning of period	$64	$1,354	$65	$1,286
Actual return on plan assets	9	117	(2)	33
Employer contributions	3	27	6	68
Foreign currency exchange rate changes	—	52	—	19
Benefits paid	(5)	(57)	(5)	(50)
Other	—	(2)	—	(2)
Fair value of plan assets at end of period	$71	$1,491	$64	$1,354
Funded status	$(20)	$(371)	$(24)	$(306)

Millions of dollars	United States	Int’l	United States	Int’l
	2012		2011
Amounts recognized on the consolidated balance sheet
Noncurrent liabilities	$(20)	$(371)	$(24)	$(306)

Weighted-average assumptions used to determine benefit obligations at measurement date
Discount rate	3.09%	4.50%	3.74%	4.90%

Assumed long-term rates of return on plan assets and discount rates for estimating benefit obligations vary for the different plans according to the local economic conditions. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans’ asset mix. The discount rate used to determine the benefit obligations was determined using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. Because all plans have been frozen, there is no rate of compensation increase.

Plan fiduciaries of the Company’s retirement plans set investment policies and strategies and oversee its investment direction, which includes selecting investment managers, commissioning asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return and have a wide diversification of asset types, fund strategies and fund managers. Targeted asset allocation ranges are guidelines, not limitations and occasionally plan fiduciaries will approve allocations above or below a target range.

During 2012, the plan fiduciaries for the Company's international plan implemented a new investment program taking into account their distinct liabilities, liquidity needs and regulatory requirements.  Under the new program, investments were reallocated from a portfolio of equities and bonds to a more diversified mix of equities, bonds, real estate and other return seeking investments.  The goal of the program reflected in the 2013 targeted asset allocation is to maintain a reasonable long-term expected return for plan assets while reducing underlying portfolio risk.

The target asset allocation for the International and Domestic plans for 2013 are as follows:

Target Allocation - Asset Class	2013 Targeted
	Asset Allocation
	International	Domestic
Equity funds and securities	19%	63%
Fixed income funds and securities	56%	37%
Hedge funds	8%	—%
Real estate funds	5%	—%
Other	12%	—%
Total	100%	100%

The range of targeted asset allocations for the International plans for 2013 and 2012, by asset class, are as follows:

International Plans - Asset Class	2013 Targeted		2012 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	—%	51%	56%	61%
Fixed income funds and securities	—%	100%	35%	40%
Hedge funds	—%	20%	—%	—%
Real estate funds	—%	10%	—%	—%
Other	—%	35%	—%	2%

The range of targeted asset allocations for the Domestic plans for 2013 and 2012, by asset class, are as follows:

Domestic Plans - Asset Class	2013 Targeted		2012 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds, securities and other	51%	76%	51%	77%
Fixed income funds and securities	29%	44%	29%	43%

ASC 820-10 addresses fair value measurements and disclosures, defining fair value, establishing a framework for using fair value to measure assets and liabilities and expanding disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820-10 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies and classification used for assets measured at fair value.

Fair values of our Level 1 assets are based on observable inputs such as unadjusted quoted prices for identical assets or liabilities in active markets. These consist of our Equity Securities valued at the closing price reported on the active market on which the individual securities are traded and Equity and Fixed Income Funds, which have readily determinable or published net asset values and may be liquidated in the near term without restrictions.

Fair values of our Level 2 assets are based on inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our level 2 assets include Equity Funds and Fixed Income Funds, which are valued using net asset values provided by the investment managers and may be liquidated at net asset value within 90 days without restrictions.

Fair values of our Level 3 assets are based on unobservable inputs in which there is little or no market data and require us to develop our own assumptions. Such funds are valued using net asset values provided by the investment managers, have inherent liquidity restrictions that may affect our ability to sell the investment at its net asset value within 90 days or reflect funds with lagged valuation data.

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2012
United States plan assets
Equity funds	$25	$19	$6	$—
Equity securities	22	22	—	—
Fixed income funds	10	10	—	—
Government bonds	4	—	4	—
Corporate bonds	9	—	9	—
Cash and cash equivalents	1	—	1	—
Total U.S. plan assets	$71	$51	$20	$—
International plan assets
Equity funds	$357	$94	$263	$—
Equity securities	40	39	1	—
Fixed income funds	784	410	330	44
Hedge funds	115	—	27	88
Real estate funds	62	—	35	27
Other funds	110	—	57	53
Cash and cash equivalents	13	11	2	—
Other	10	3	—	7
Total international plan assets	$1,491	$557	$715	$219
Total plan assets at December 31, 2012	$1,562	$608	$735	$219

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2011
United States plan assets
Equity funds	$21	$16	$5	$—
Equity securities	20	20	—	—
Fixed income funds	10	10	—	—
Government bonds	4	—	4	—
Corporate bonds	8	—	8	—
Cash and cash equivalents	1	—	1	—
Total U.S. plan assets	$64	$46	$18	$—
International plan assets
Equity funds	$463	$463	$—	$—
Equity securities	293	293	—	—
Fixed income funds	8	—	8	—
Government bonds	259	—	259	—
Corporate bonds	261	1	260	—
Hedge funds	—	—	—	—
Real estate funds	8	—	8	—
Other funds	—	—	—	—
Cash and cash equivalents	51	51	—	—
Other	11	—	1	10
Total international plan assets	$1,354	$808	$536	$10
Total plan assets at December 31, 2011	$1,418	$854	$554	$10

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed each year due to the following:
Level 3 fair value measurement rollforward

Millions of dollars	Total	Fixed Income Funds	Hedge Funds	Real Estate Funds	Other Funds	Other
International plan assets
Balance at December 31, 2010	$14	—	—	—	—	14
Purchases, sales and settlements	(4)	—	—	—	—	(4)
Balance at December 31, 2011	$10	—	—	—	—	10
Return on assets held at end of year	6	2	3	1	—	—
Purchases, sales and settlements	198	41	83	25	52	(3)
Foreign exchange impact	5	1	2	1	1	—
Balance at December 31, 2012	$219	44	88	27	53	7

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2012, net of tax were as follows:

	Pension Benefits
Millions of dollars	United States	Int’l
Net actuarial loss, net of tax of $16 and $188, respectively	$25	$496
Total in accumulated other comprehensive loss	$25	$496
Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $24 million to our international pension plans and $1 million to our domestic plan in 2013. We are in discussions with the Trustees of our U.K. pension plan concerning the Plan's triennial valuation.  At present, it is uncertain how the results of these discussions will impact our future funding obligations.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Millions of dollars	United States	Int’l
2013	$6	$60
2014	$7	$62
2015	$7	$64
2016	$7	$66
2017	$8	$68
Years 2018 – 2022	$26	$372
Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2012		2011		2010
Components of net periodic benefit cost
Service cost	$—	$2	$—	$1	$—	$1
Interest cost	3	81	4	86	4	85
Expected return on plan assets	(4)	(93)	(4)	(98)	(3)	(90)
Recognized actuarial loss	2	25	1	20	1	18
Net periodic benefit cost	$1	$15	$1	$9	$2	$14

Weighted-average assumptions used to determine net periodic benefit cost	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
	2012		2011		2010
Discount rate	3.74%	4.90%	4.84%	5.45%	5.35%	5.84%
Expected return on plan assets	7.00%	6.60%	7.00%	7.00%	7.00%	7.00%
Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2013 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial (gain) loss	$1	$26
Total	$1	$26

Note 18. Recent Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This may be presented either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. The requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 concerns disclosure only and is not expected to have a material impact on our financial position, results of operations and cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.

In September 2011, The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (ASC 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard did not have a material impact on our financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (ASC 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in

Accounting Standards Update No. 2011-05, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this ASU concerns disclosure only and did not have a material impact on our consolidated financial position, results of operations, cash flows and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Note 19. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(in millions, except per share amounts)	First	Second	Third	Fourth	Year
2012
Total revenue	$2,001	$2,062	$1,992	$1,866	$7,921
Operating income	112	129	(11)	69	299
Net income (loss)	98	112	(60)	52	202
Net income attributable to noncontrolling interests	(7)	(8)	(21)	(22)	(58)
Net income (loss) attributable to KBR	91	104	(81)	30	144
Net income attributable to KBR per share :
Net income (loss) attributable to KBR per share—Basic	$0.61	$0.70	$(0.55)	$0.20	$0.97
Net income (loss) attributable to KBR per share—Diluted	$0.61	$0.70	$(0.55)	$0.20	$0.97

2011
Total revenue	$2,321	$2,457	$2,387	$2,096	$9,261
Operating income	144	169	138	136	587
Net income	117	127	191	105	540
Net income attributable to noncontrolling interests	(12)	(27)	(6)	(15)	(60)
Net income attributable to KBR	105	100	185	90	480
Net income attributable to KBR per share :
Net income attributable to KBR per share—Basic	$0.69	$0.65	$1.23	$0.60	$3.18
Net income attributable to KBR per share—Diluted	$0.69	$0.65	$1.22	$0.60	$3.16

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2012, based upon criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2012, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KBR, Inc.:
We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 20, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 20, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1	Financial Statements:
	(a)
The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 58 and pages 59 through 111 of this annual report. See index on page 57.

2	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	118
	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2012	119

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

10.8	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.9+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.10+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.11+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.14+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.15+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

Exhibit Number	Description
10.16+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.18+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.23+
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

10.25*	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.26+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.27
Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146)

10.28+
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.29+
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.30+
Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Dennis S. Baldwin; File No. 1-33146)

10.31+
Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt (incorporated by reference to Exhibit 10.7 to KBR's current report on Form 8-K dated January 7, 2009; File No. 1-33146.

10.32+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and John L. Rose; File No. 1-33146.

10.33+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley; File No. 1-33146.

10.34+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and David L. Zimmerman; File No. 1-33146.

10.35+	Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008; File No. 1-33146.

Exhibit Number	Description
10.36+	Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010; File No. 1-33146.

10.37+
Severance and Change of Control Agreement effective as of July 9, 2012, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 12, 2012; File No. 1-33146)

10.38*	Severance and Change of Control Agreement effective as of December 11, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Roy Oelking; File No. 1-33146.

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KBR, Inc.:
Under date of February 20, 2013, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, contained in the annual report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Houston, Texas
February 20, 2013

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts (Millions of Dollars)
The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2012:
Deducted from accounts and notes receivable:
Allowance for bad debts	$24	$6	$—		$(15	)(a)	$15
Reserve for losses on uncompleted contracts	$22	$53	$—		$(19)		$56
Reserve for potentially disallowable costs incurred under government contracts	$127	$—	$5	(b)	$(10)		$122
Year ended December 31, 2011:
Deducted from accounts and notes receivable:
Allowance for bad debts	$27	$(2)	$—		$(1	)(a)	$24
Reserve for losses on uncompleted contracts	$26	$13	$—		$(17)		$22
Reserve for potentially disallowable costs incurred under government contracts	$141	$—	$22	(b)	$(36)		$127
Year ended December 31, 2010:
Deducted from accounts and notes receivable:
Allowance for bad debts	$26	$13	$—		$(12	)(a)	$27
Reserve for losses on uncompleted contracts	$40	$1	$—		$(15)		$26
Reserve for potentially disallowable costs incurred under government contracts	$116	$—	$34	(b)	$(9)		$141

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 20, 2013

KBR, INC.

By:	/s/ William P. Utt
William P. Utt
President and Chief Executive Officer
Dated: February 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ William P. Utt	President, Chief Executive Officer and Director
William P. Utt	(Principal Executive Officer)

/s/ Susan K. Carter	Executive Vice President and Chief Financial Officer
Susan K. Carter	(Principal Financial Officer)

/s/ Dennis Baldwin	Senior Vice President and Chief Accounting Officer
Dennis Baldwin	(Principal Accounting Officer)

/s/ W. Frank Blount	Director
W. Frank Blount

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Linda Z. Cook	Director
Linda Z. Cook

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ John R. Huff	Director
John R. Huff

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Richard J. Slater	Director
Richard J. Slater

/s/ Jack B. Moore	Director
Jack B. Moore

EXHIBIT INDEX

Exhibit Number	Description

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

10.8	Form of Indemnification Agreement between KBR, Inc. and its directors (incorporated by reference to Exhibit 10.18 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.9+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.10+	KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.21 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.11+	KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.22 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.12+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.14+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.15+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

Exhibit Number	Description
10.16+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146).

10.17+	Restricted Stock Unit Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.18+	Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+	KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	KBR, Inc. Transitional Stock Adjustment Plan Restricted Stock Award (incorporated by reference to Exhibit 10.6 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.23+
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

10.25*	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.26+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.27
Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146)

10.28+
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.29+
Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.30+
Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Dennis S. Baldwin; File No. 1-33146)

10.31+
Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt (incorporated by reference to Exhibit 10.7 to KBR's current report on Form 8-K dated January 7, 2009; File No. 1-33146.

10.32+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and John L. Rose; File No. 1-33146.

10.33+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley; File No. 1-33146.

10.34+	Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and David L. Zimmerman; File No. 1-33146.

10.35+	Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008; File No. 1-33146.

Exhibit Number	Description
10.36+	Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010; File No. 1-33146.

10.37+
Severance and Change of Control Agreement effective as of July 9, 2012, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 12, 2012; File No. 1-33146)

10.38*	Severance and Change of Control Agreement effective as of December 11, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Roy Oelking; File No. 1-33146.

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

+	Management contracts or compensatory plans or arrangements