Form 10-Q
period 2013-03-31
KBR, INC.
filed 2013-04-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

As of April 12, 2013, there were 147,809,878 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2012 Annual Report on Form 10-K contained in Part I under "Risk Factors."

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Services	$1,829	$1,964
Equity in earnings of unconsolidated affiliates, net	30	37
Total revenue	1,859	2,001
Operating costs and expenses:
Cost of services	1,673	1,838
General and administrative	52	55
Loss (gain) on disposition of assets, net	1	(4)
Total operating costs and expenses	1,726	1,889
Operating income	133	112
Interest expense, net	(1)	(2)
Foreign currency losses, net	(4)	(1)
Other non-operating expense	(1)	(2)
Income before income taxes and noncontrolling interests	127	107
Provision for income taxes	(30)	(9)
Net income	97	98
Net income attributable to noncontrolling interests	(9)	(7)
Net income attributable to KBR	$88	$91
Net income attributable to KBR per share:
Basic	$0.59	$0.61
Diluted	$0.59	$0.61
Basic weighted average common shares outstanding	147	148
Diluted weighted average common shares outstanding	148	149
Cash dividends declared per share	$—	$0.05
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	97	98
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	(8)	2
Reclassification adjustment for CTA included in net income	1	(3)
Net cumulative translation adjustment, net of tax of $0 and $0	(7)	(1)
Pension liability adjustments, net of tax:
Reclassification adjustment for pension liability losses included in net income, net of taxes of $2 and $2	7	5
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives, net of tax	(1)	1
Reclassification adjustments for losses included in net income	—	2
Net unrealized gain (loss) on derivatives, net of taxes of $0 and $(1)	(1)	3
Other comprehensive income (loss), net of tax	(1)	7
Comprehensive income	96	105
Less: Comprehensive income attributable to noncontrolling interests	(9)	(8)
Comprehensive income attributable to KBR	87	97
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$904	$1,053
Receivables:
Accounts receivable, net of allowance for bad debts of $16 and $15	1,280	1,196
Unbilled receivables on uncompleted contracts	784	704
Total receivables	2,064	1,900
Current deferred income tax asset	194	251
Other current assets	333	464
Total current assets	3,495	3,668
Property, plant, and equipment, net of accumulated depreciation of $355 and $356 (including net PPE of $65 and $72 owned by a variable interest entity - See Note 10)	390	390
Goodwill	778	779
Intangible assets, net	94	99
Equity in and advances to related companies	202	217
Noncurrent deferred tax asset	164	203
Noncurrent unbilled receivables on uncompleted contracts	294	294
Other noncurrent assets	130	117
Total assets	$5,547	$5,767
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$766	$756
Due to former parent, net	49	49
Advance billings on uncompleted contracts	522	536
Reserve for estimated losses on uncompleted contracts	47	56
Employee compensation and benefits	226	242
Current non-recourse project-finance debt of a variable interest entity (Note 10)	9	10
Other current liabilities	404	628
Total current liabilities	2,023	2,277
Noncurrent employee compensation and benefits	471	511
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 10)	79	84
Other noncurrent liabilities	211	217
Noncurrent income tax payable	89	90
Noncurrent deferred tax liability	75	77
Total liabilities	2,948	3,256
KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,515,165 and 173,218,898 shares issued, and 147,751,679 and 147,584,764 shares outstanding	—	—
Paid-in capital in excess of par	2,056	2,049
Accumulated other comprehensive loss	(611)	(610)
Retained earnings	1,797	1,709
Treasury stock, 25,763,486 shares and 25,634,134 shares, at cost	(610)	(606)
Total KBR shareholders’ equity	2,632	2,542
Noncontrolling interests	(33)	(31)
Total shareholders’ equity	2,599	2,511
Total liabilities and shareholders’ equity	$5,547	$5,767
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$97	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	16
Equity in earnings of unconsolidated affiliates	(30)	(37)
Deferred income tax expense	81	25
Other	8	6
Changes in operating assets and liabilities:
Receivables	(95)	132
Unbilled receivables on uncompleted contracts	(88)	(148)
Accounts payable	17	(4)
Advance billings on uncompleted contracts	(5)	(181)
Accrued employee compensation and benefits	(28)	(29)
Reserve for loss on uncompleted contracts	(10)	(4)
Repayment of advances to unconsolidated affiliates, net	—	(3)
Distributions of earnings from unconsolidated affiliates	41	12
Other, net	(96)	10
Total cash flows used in operating activities	(93)	(107)
Cash flows from investing activities:
Capital expenditures	(20)	(16)
Acquisition of business, net	—	(2)
Return of capital from equity method joint ventures	—	3
Total cash flows used in investing activities	(20)	(15)
Cash flows from financing activities:
Payments to reacquire common stock	(6)	(7)
Distributions to noncontrolling interests, net	(11)	(5)
Payments of dividends to shareholders	—	(7)
Net proceeds from issuance of stock	2	2
Excess tax benefits from share-based compensation	—	2
Total cash flows used in financing activities	(15)	(15)
Effect of exchange rate changes on cash	(21)	8
Decrease in cash and equivalents	(149)	(129)
Cash and equivalents at beginning of period	1,053	966
Cash and equivalents at end of period	$904	$837
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5
Cash paid for income taxes (net of refunds)	$17	$14
Noncash operating activities
Other assets change for Barracuda arbitration (Note 7)	$(219)	$3
Other liabilities change for Barracuda arbitration (Note 7)	$219	$(3)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Company and Basis of Presentation

KBR, Inc., a Delaware corporation, was formed on March 21, 2006. KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, hydrocarbons, government services, minerals, civil infrastructure, power, industrial and commercial markets. Headquartered in Houston, Texas, we offer a wide range of services through our Hydrocarbons; Infrastructure, Government and Power (“IGP”); Services; and Other business segments. See Note 4 for additional financial information about our business segments.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.  We believe that the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our condensed consolidated results of operations, financial position and cash flows.  Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2013 or any other future periods.

Our condensed consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary (see Note 10). The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. The cost method is used when we do not have the ability to exert significant influence. All intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction contracts and government contracts, recognition of estimated losses on uncompleted contracts, recoverability assessments that must be periodically performed with respect to goodwill and intangible asset balances and deferred tax assets, estimation of pension obligations, assessment of variable interest entities as well as the determination of liabilities related to contingencies. Actual results could differ materially from those estimates.

Certain prior quarter amounts have been reclassified to conform to current quarter presentation on the condensed consolidated statements of cash flows.

Accounting for pre-contract costs

Pre-contract costs incurred in anticipation of a specific contract award are deferred only if the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable. Pre-contract costs related to unsuccessful bids are written off no later than the period we are informed that we are not awarded the specific contract. Costs related to one-time activities such as introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing new operations are expensed when incurred. We had no deferred pre-contract costs at March 31, 2013 and December 31, 2012.

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $197 million at March 31, 2013 and $201 million at December 31, 2012. We expect to use the cash in these joint ventures to pay project costs.

Accounting for retainage receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in the contracts and will be due upon completion of specific tasks or the completion of the contract. Our retainage receivable excludes amounts withheld under Form 1s related to certain contracts with the U.S. government (see Note 5). As of March 31, 2013 and December 31, 2012, the current portion of retainage receivable included in accounts receivable was $100 million and $84 million, respectively, and the noncurrent portion of retainage receivable included in other noncurrent assets was $12 million and $11 million, respectively.

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

	Three Months Ended March 31,
Millions of Shares	2013	2012
Basic weighted average common shares outstanding	147	148
Stock options and restricted shares	1	1
Diluted weighted average common shares outstanding	148	149

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $0.3 million for the three months ended March 31, 2013 and $0.4 million for the three months ended March 31, 2012. The diluted earnings per share calculation did not include 1.2 million and 0.6 million antidilutive weighted average shares for the three months ended March 31, 2013 and 2012, respectively.

Note 3. Percentage-of-Completion Contracts

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts and recorded in current and noncurrent unbilled receivables on uncompleted contracts are as follows:

	March 31,	December 31,
Millions of dollars	2013	2012
Claims	$129	$126
Unapproved change orders	$57	$35

As of March 31, 2013, claims and unapproved change orders related to several projects. Included in the table above are claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $109 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. See Note 5 for a discussion of U.S. government claims, which are not included in the table above. Also included in the table above are unapproved change orders of $37 million related to a building expansion project and $16 million associated with our two Indonesian projects for which we are currently negotiating contractual terms with the customer.

For our unconsolidated subsidiaries, our share of claims and unapproved change orders was $16 million and $30 million, respectively, as of March 31, 2013.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $2 million at March 31, 2013 and December 31, 2012, respectively, (including amounts related to our share of unconsolidated subsidiaries) that we could incur based upon completing the projects as currently forecasted.

Advances

We receive customer advances in the normal course of business.  Most of these are periodic progress payments and are applied to invoices usually within one to three months. However, as of March 31, 2013 and December 31, 2012, we held advances from customers of $73 million and $82 million, respectively, which were designed to assist us in financing project activity including subcontractor costs. These balances are included in advance billings on uncompleted contracts in our condensed consolidated balance sheets. For these customers, the balances in trade accounts receivable and unbilled receivables on uncompleted contracts exceeded the amount of the advances.

Changes in Estimates

During the quarter ended March 31, 2013, significant revisions to contract estimates had a $38 million positive impact on the segment operating income of our Hydrocarbons business group as a result of revised project estimates on two of our projects in our Gas Monetization business unit.

Note 4. Business Segment Information

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

The table below presents information on our reportable segments.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Revenue:
Hydrocarbons	$947	$1,116
Infrastructure, Government and Power	407	518
Services	485	348
Other	20	19
Total revenue	$1,859	$2,001
Segment operating income:
Hydrocarbons	$148	$105
Infrastructure, Government and Power	27	39
Services	18	12
Other	7	10
Segment operating income	200	166
Unallocated amounts:
Labor cost absorption income (expense)	(15)	1
Corporate general and administrative expense	(52)	(55)
Total operating income	$133	$112

Note 5. U.S. Government Matters

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

Government Compliance Matters

The negotiation, administration and settlement of our contracts with the U.S. government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”), which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s Administrative Contracting Officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, the DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these actions and provide additional support. At March 31, 2013, we have open Form 1s from the DCAA recommending suspension of payments totaling approximately $283 million associated with our contract costs incurred in prior years, of which $138 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld $50 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $99 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACOs, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In 2007, we received a Form 1 from the Department of the Army ("Army") informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred for the years 2003 through 2006 by certain of our subcontractors to provide security to their employees. Based on that notice, the Army withheld its initial assessment of $20 million. The Army based its initial assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract costs related to the private security. We subsequently received Form 1s from the DCAA disapproving an additional $83 million of costs for a total of $103 million alleged to have been incurred by us and our subcontractors to provide security during the same periods. In late January 2013, the Principal Contracting Officer (PCO) issued a Contracting Officers Final Determination (“COFD”) which concluded that only $55 million was properly subject to challenge and therefore, the prior Form 1 for $103 million was no longer relevant. The Army has withheld an additional $25 million in payments from us bringing the total payments withheld to $45 million as of March 31, 2013 out of the Form 1s issued to date of $55 million. Of these amounts, approximately $20 million relates to indirect costs of security incurred by KBR and the remainder relates to alleged costs incurred by KBR's subcontractors.

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

We have provided at the Army’s request information that addresses the use of armed security either directly or indirectly charged to LogCAP III. In 2007, we filed a complaint in the ASBCA to recover $44 million of the amounts withheld from us. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army does not prohibit the use of private security contractors by either KBR or its subcontractors.  However, our motion to dismiss was denied on grounds that potential fact issues remain related to the reasonableness of the private security costs charged to the contract.  The three private security-related appeals currently pending before the ASBCA now have been consolidated for a single, four-week hearing starting April 15, 2013. These appeals potentially involve the alleged use of private security contractors by both KBR and up to 33 of its LOGCAP III subcontractors. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving $25 million in costs related to containerized housing that had previously been deemed allowable. As of March 31, 2013, $51 million of costs have been suspended under Form 1s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by our customer. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act suit described below. We are free to re-file the complaint in the future. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of material loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of March 31, 2013, we have outstanding Form 1s from the DCAA disapproving $104 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on this matter. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $57 million withheld from us by the customer. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a noncash, pre-tax charge of $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the U.S. COFC ruling and are awaiting a hearing date. Prior to the U.S. COFC ruling, Tamimi filed for arbitration against us in 2009 to recover the payments we withheld from Tamimi pending the resolution of Form 1s with our customer. In December 2010, the arbitration panel ruled that our subcontract terms were not sufficient to hold retention from Tamimi for price reasonableness matters and awarded the subcontractor $38 million including interest and certain legal costs. We paid the award to Tamimi during the third quarter of 2011. We do not believe we have the ability to recover the disallowed portion of the questioned costs previously paid to Tamimi. With respect to remaining questions raised regarding billing in accordance with contract terms, as of March 31, 2013, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of material loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of March 31, 2013, we had withheld $16 million in payments from several of our subcontractors pending the resolution of these remaining matters with our customer.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ sought disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. The DOJ has filed a notice of appeal. Briefing has been completed and oral arguments before the Federal Circuit Court of Appeals are scheduled for May 2013.

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

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In February 2012, the DCAA commenced an audit of our estimate. This audit is in process. Included in our March 31, 2013 and December 31, 2012 accompanying consolidated balance sheets is an accrued estimate of the cost incurred for these potentially noncompliant flights. As a result of their audit, the DCAA may consider additional flights to be noncompliant resulting in potentially larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain transportation costs totaling $27 million associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days.  The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable.  We do not believe we face a risk of material loss from any disallowance of these costs in excess of the loss accruals we have recorded.

Construction services. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a COFD allowing $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. As of March 31, 2013, the U.S. Navy has withheld $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. Notwithstanding, as of March 31, 2013, we have accrued our estimate of probable loss related to this matter and do not believe we face a risk of material loss in excess of the amounts accrued.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the Relator filed an amended complaint which is pending a ruling on a discovery matter before further motions can be filed. On September 17, 2012, the Relator filed an objection to the Magistrate's ruling, essentially appealing the ruling to the U.S. District Court. The motion remained pending for several years. On November 19, 2012, the U.S. District Court affirmed and adopted the prior ruling, limiting the Relator's claims to our sites and dates previously claimed. We have completed the remaining depositions and the Magistrate set a schedule for the filing of any dispositive motions due on or before April 30, 2013. No trial date has been set, pending resolution of dispositive motions. We believe the Relator's claim is without merit and that the likelihood that a loss has been incurred is remote. As of March 31, 2013, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is conducted under the rules of the American Association / International Centre for Dispute Resolution and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date, arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns and interest thereon, net of maintenance, storage and security costs awarded to KBR. In addition, we have stipulated that we owe FKTC $26 million in connection with five other subcontracts. No payments are expected to occur until all claims are arbitrated and awards finalized. The final hearing on FKTC's claims was heard before the arbitration panel in January 2013, and there is one more claim that will be submitted to the arbitration panel for decision without the need for a hearing. KBR's counterclaims have not yet been scheduled for hearing. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals in the Western District of Pennsylvania, and filed their first brief October 12, 2012. We filed our brief on November 30, 2012, and the Appellants filed their reply brief on December 20, 2012. Oral argument is expected in the first half of 2013. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of March 31, 2013, no amounts have been accrued.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiffs' request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combat Activities Exception in the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiff's filed their notice of appeal with the Fourth Circuit Court of Appeals on March 27, 2013. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2013, no amounts have been accrued.

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

On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the United States Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal, and the appeal is underway. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2013, no amounts have been accrued.

In the Oregon case, the Court denied KBR's motion to dismiss, and thereafter denied our request to certify the ruling for immediate appeal to the Ninth Circuit Court of Appeals.  On October 9, 2012, the case proceeded to trial on the merits and resulted in an adverse jury verdict against KBR. On November 2, 2012, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. The potential financial impact is unknown until a final judgment is entered by the U.S. District Court for the District of Oregon, which may differ from the jury verdict. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. Those motions were argued in late February 2013 and we do not yet have a ruling. We have also requested that the court allow us to appeal many legal issues to the Ninth Circuit Court of Appeals before additional trials are held. We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the Federal Acquisition Regulations under the Restore Iraqi Oil contract ("RIO contract") with the U.S. Army Corp. of Engineers. Following the final judgment, our actions may include appealing the decision on the same grounds as have been recognized in the Electrocution and the Burn pit matters. The timing of the final judgment and our ensuing actions are unknown at this time, and a jury verdict is not a final judgment in the case. At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of March 31, 2013, no amounts have been accrued.

During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases.  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. The contracting officer declined to issue a decision on the claim. Therefore on March 6, 2013, we filed this claim for $23 million in the COFC. The COFC granted our request to treat this claim as related to the previously mentioned, pending indemnity claim. The two COFC cases are assigned to the same judge and we expect the two cases will proceed together. Contemporaneously, in February 2013, we filed a second claim with the RIO contracting officer due to notification we received of underfunding of the RIO contract. The contracting officer has not issued a decision on this claim, but if the contracting officer denies this second claim as he has done previously, we intend to add it to the two claims already filed with the COFC.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract, and we strongly contend that no fraud was committed. We have moved to transfer the case to the Eastern District of Virginia, because it is the proper venue and we are seeking as speedy a trial as possible. We will move to dismiss the complaint once the motion to transfer is decided. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2013, no amounts have been accrued.

Other Matters

Claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $213 million at March 31, 2013, of which $103 million is included in “Accounts receivable” and $110 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $103 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $110 million primarily represents costs for which incremental funding is pending in the normal course of business.  The claims outstanding at March 31, 2013 are considered to be probable of collection and have been previously recognized as revenue.

Note 6. Other Commitments and Contingencies

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

On March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating that they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. In accordance with the indemnity clauses under the MSA, we notified Halliburton and they have responded that the matter does not fall within the scope of their indemnity.  We disagree with Halliburton's position and have taken necessary actions to preserve our rights. We are working with the ADBG to resolve the issue. At this time because we only recently received the letter from the ADBG and are still in the process of evaluating the matter, it is not possible to determine the outcome, financial implications or possible debarment of one or more KBR related entities arising from this investigation.

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

After remand to the District Court in New York, both parties filed briefs and hearings were conducted in May, July and September 2012 at which time the matter was put on informal stay and KBR was ordered to file suit in Mexican courts in order to determine if such remedies were, in fact, available. As requested by the District Court, we filed suit in Mexico on November 6, 2012 in the Tax and Administrative Court. On December 3, 2012, the Mexican Tax and Administrative Court decided not to admit the lawsuit, and the suit could not proceed. This result indicates that we do not have a remedy in Mexico where we can fully and fairly present our claims. Both parties informed the District Court of this outcome. In their communication with the District Court, PEMEX argued that we did not file suit in the correct Mexican court, and that we should be required to appeal the denial of admission of the Mexican suit or file suit in a different Mexican court. We strongly disagree with this conclusion. At the instruction of the of the trial court in New York, we met with PEMEX in Mexico on March 5, 2013, to discuss if we had any further remedy in Mexico. We were unable to reach any further agreement with PEMEX on this issue. The New York Federal Court Judge in the court where the enforcement action for the award is pending held a three day hearing April 10-12, 2013. The purpose of the hearing was to hear evidence about the Collegiate Court decision in Mexico which annulled the arbitration award and to hear evidence about whether we have a full and fair remedy in Mexico. At the conclusion of the hearing the judge took the matter under advisement.

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

PEMEX attempted to nullify the award in Mexico which was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated which was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as all other Mexican courts which have denied PEMEX’s repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect the outcome of the U.S. appeal discussed above or our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S. The circumstances of this matter are unique and in the unlikely event we are not able to collect the arbitration award in the U.S., we will pursue other remedies including filing a North American Free Trade Agreement (“NAFTA”) arbitration to recover the award as an unlawful expropriation of assets by the government of Mexico and collection efforts in other jurisdictions.

We have recently instituted collection proceedings in Luxembourg on the ICC award. We asked the Luxembourg court to issue, and the court has issued, a seizure order on the assets of PEMEX with a number banks and financial institutions in Luxembourg that we believe may have assets subject to seizure. We have been notified that PEMEX assets have been seized, however under Luxembourg procedure, we will not find out the value of the seized assets until the proceeding is validated, which will take several months. We have also been notified that PEMEX is contesting the Luxembourg court order. We will pursue our remedies in the U.S., Luxembourg and any other jurisdiction that we determine have assets which can be used to pay the award.

During 2008, we were successful in litigating and collecting on valid international arbitration awards against PEMEX on the EPC 22 and EPC 28 projects. Additionally, PEMEX has sufficient assets in the U.S. which we believe we will be able to attach as a result of the recognition of the ICC arbitration award in the U.S. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, we have continued to classify the amount due from PEMEX as a long term receivable included in “Noncurrent unbilled receivable on uncompleted contracts” as of March 31, 2013. No adjustments have been made to our receivable balance since recognition of the initial award in 2009. Although we believe we will ultimately collect the award, our failure to do so could result in the write off of the receivable amount included in "Noncurrent unbilled receivable on uncompleted contracts."

In connection with the EPC 1 project, we have approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project, and we believe recovery on the bonds by PEMEX was precluded by the ICC Award.  PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award determined the limited amounts to be paid to PEMEX on their counterclaims. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award.  The decision was immediately appealed by the bonding company, and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing a direct amparo action in the Mexican court, and we filed a bond to cover interest of approximately $28 million accruing during the pendency of our amparo action. During the third quarter of 2012, the Collegiate Court hearing the amparo action asked the lower court to review the proceedings. We filed a revision appeal with the Mexican Supreme Court, and in January 2013, this Court denied our amparo action, returning the case to the lower court with instructions to enter judgment in favor of PEMEX, allowing them to collect on the bonds. The judgment issued by the lower court contained an error, and the Mexican bonding company filed an amparo as a result of this error. PEMEX cannot collect on the bonds until this amparo case is heard. If the Mexican bonding company's amparo is denied, and PEMEX were to collect the bonds and any accrued interest, the U.S. insurance company would make payment to the Mexican bonding company. We would then be required to indemnify the U.S. insurance company.  In the event the bonds were called, we would pursue collection of any sums paid in the enforcement action in the U.S. District Court for the Southern District of New York, the courts of Luxembourg, or by the filing of a NAFTA arbitration to recover the bonds as an unlawful expropriation of assets by the government of Mexico. We have not recorded any amounts related to the contingent payment of the performance bonds.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of March 31, 2013, we have utilized $706 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $212 million issued under our Credit Agreement and $494 million issued under uncommitted bank lines at March 31, 2013. Of the total letters of credit outstanding, $269 million relate to our joint venture operations. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis.

Note 7. Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement ("MSA"), transition services agreements and a tax sharing agreement. Pursuant to our MSA, we agreed to indemnify Halliburton for, among other matters, past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our businesses and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for $256 million, an amount significantly greater than our accrued liability, that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the MSA precludes the filing of this claim, and we believe the amount demanded by Halliburton is invalid based on our assessment of Halliburton’s methodology for computing the claim and due to the time limits in the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. As of March 31, 2013, “Due to former parent, net” was $49 million. As a result of our consideration of the risks associated with this matter as well as discussions with outside counsel, we believe the probability that we will incur a loss in excess of this amount is remote. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts potentially owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies before issues in dispute under the tax sharing agreement were submitted to the designated “accounting referee” as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007.  On July 10, 2012, Halliburton filed a complaint in Texas State Court seeking to compel resolution of all issues, including intercompany issues believed by KBR to be governed by the master separation agreement, under the tax sharing agreement.  In October 2012, the Court denied Halliburton's request, and we moved forward with the selection of arbitrators to decide the intercompany issues.  We are set for an arbitration hearing in May 2013.  The remaining tax-related issues in dispute will be resolved by the "accounting referee" as provided for under the terms of the tax sharing agreement.

As of March 31, 2013, included in “Other assets” is an income tax receivable of approximately $22 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $22 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims.

As previously discussed in Note 6, on March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating that they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. In accordance with the indemnity clauses under the MSA, we notified Halliburton and they have responded that the matter does not fall within the scope of their indemnity.  We disagree with Halliburton's position and have taken necessary actions to preserve our rights. We are working with the ADBG to resolve the issue. At this time because we only recently received the letter from the ADBG and are still in the process of evaluating the matter, it is not possible to determine the outcome, financial implications or possible debarment of one or more KBR related entities arising from this investigation.

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

In January 2013, Halliburton paid $219 million to the claimant and the matter is considered concluded. We believe the arbitration award payable to Petrobras will be deductible for tax purposes when paid and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. At March 31, 2013, the current deferred tax balance is $79 million. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes.

Note 8. Income Taxes

Our effective tax rate was approximately 23% for the three months ended March 31, 2013 and 9% for the three months ended March 31, 2012. The adjusted effective tax rate excluding discrete items was approximately 28% for the three months ended March 31, 2013 and 27% for the three months ended March 31, 2012. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the three months ended March 31, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. The adjusted effective tax rate includes increases of 2% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. In the first quarter of 2013, we recognized discrete net tax benefits of approximately $5 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years.

Our adjusted effective tax rate for the three months ended March 31, 2012 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first quarter of 2012, we recognized discrete net tax benefits of approximately $20 million including benefits primarily related to deductions arising from an unconsolidated joint venture in Australia as well as the recognition of previously unrecognized tax benefits related to tax positions taken in prior years based on progress in resolving transfer pricing matters with certain taxing jurisdictions.

Note 9. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Repurchases of common stock	(6)	—	—	(6)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(11)	—	—	—	—	(11)
Net income	97	—	88	—	—	9
Other comprehensive income, net of tax	(1)	—	—	—	(1)	—
Balance at March 31, 2013	$2,599	$2,056	$1,797	$(610)	$(611)	$(33)

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Tax benefit increase related to share-based plans	2	2	—	—	—	—
Dividends declared to shareholders	(7)	—	(7)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Distributions to noncontrolling interests	(5)	—	—	—	—	(5)
Net income	98	—	91	—	—	7
Other comprehensive income, net of tax	8	—	—	—	7	1
Balance at March 31, 2012	$2,538	$2,014	$1,691	$(576)	$(541)	$(50)

Changes in accumulated other comprehensive loss, net of tax, by component

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(8)	—	(1)	(9)
Amounts reclassified from accumulated other comprehensive income	1	7	—	8
Balance at March 31, 2013	$(95)	$(514)	$(2)	$(611)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Millions of dollars	March 31, 2013	Affected line item in the Condensed Consolidated Statements of Income
Accumulated CTA
Realized CTA	1	Gain on disposition of assets
Tax expense	—	Income tax expense
Net CTA realized	1	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss	9	See Note 1 below
Tax expense	(2)	Income tax expense
Net pension liability adjustment realized	7	Net of tax

Note 1 - This item is included in the computation of net periodic pension cost (see Note 11).

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities.

Related Party Transactions

We often participate in larger projects as a joint venture partner and provide services, which include engineering and construction management services, to the joint venture as a subcontractor. The amounts included in our revenue represent our share of the earnings from joint ventures and revenue from services provided directly to the joint ventures. As of March 31, 2013, our revenues included $59 million and our receivables included $31 million related to services we provided to our joint ventures.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of March 31, 2013
Unconsolidated VIEs (in millions, except for percentages)	VIE Total assets	VIE Total liabilities	Maximum exposure to loss
Aspire Defence project	$2,794	$2,735	$29
Inpex LNG project	$1,580	$1,453	$70
U.K. Road projects	$1,284	$1,428	$31
EBIC Ammonia project	$526	$237	$35
Fermoy Road project	$213	$238	$4

Unconsolidated VIEs (in millions, except for percentages)	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Aspire Defence project	$2,981	$2,926
Inpex LNG project	$1,417	$1,324
U.K. Road projects	$1,387	$1,539
EBIC Ammonia project	$675	$379
Fermoy Road project	$255	$253

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of March 31, 2013, our performance through the construction phase is supported by $20 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to our proportion of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. As of March 31, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $29 million and $2 million, respectively. The $27 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and other receivables in the project as of March 31, 2013.

Inpex LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Inpex Ichthys Onshore LNG Export Facility in Darwin, Australia (“Inpex LNG project”). The project will be executed using two joint ventures in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting.  At March 31, 2013, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $70 million and $0 million, respectively.  The $70 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of March 31, 2013. The joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

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

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of March 31, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $56 million and $2 million, respectively. The $33 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of March 31, 2013.

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

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs (in millions, except for percentages)	As of March 31, 2013
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$547	$598
Escravos Gas-to-Liquids project	$263	$300
Fasttrax Limited project	$98	$100

Consolidated VIEs (in millions, except for percentages)	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$580	$620
Escravos Gas-to-Liquids project	$267	$320
Fasttrax Limited project	$101	$105

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPC management ("EPCm") services to construct a LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes.

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at March 31, 2013 and December 31, 2012, the joint venture had approximately $118 million and $117 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. Assets collateralizing the JV’s senior bonds include cash and equivalents of $24 million and property, plant and equipment of approximately $65 million, net of accumulated depreciation of $51 million as of March 31, 2013.

Note 11. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
Millions of dollars	2013		2012
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	21	1	20
Expected return on plan assets	(1)	(22)	(1)	(23)
Recognized actuarial loss	—	8	1	6
Net periodic benefit cost	$—	$8	$1	$4

For the three months ended March 31, 2013, we contributed approximately $7 million of the $24 million we currently expect to contribute to our international plans in 2013, and we have made no contributions towards the $1 million we currently expect to contribute to our domestic plans in 2013.

Note 12. Recent Accounting Pronouncements

On March 4, 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This ASU requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, then the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance still applies. In the case of an equity method investment that is not a foreign entity, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The amendments in this ASU are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This may be presented either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. The requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 and have included the required disclosure in Note 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2012 Annual Report on Form 10-K.

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

Ongoing major projects for our Hydrocarbons business group, which we expect to significantly impact our results of operations, include the Ichthys and the Gorgon LNG projects. Work began on the Ichthys LNG project in 2012, and the project is expected to contribute significant revenues to the Gas Monetization business unit in 2013 and beyond. Major projects expected to be nearing completion in 2013 are the Escravos GTL and Skikda LNG projects. Both of these projects are not expected to continue to be major revenue and profit drivers in the future.

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

In the industrial sector, we operate in a number of markets, including utility and non-utility power, forest products, advanced manufacturing, mining, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements. However, the mining, minerals and metals markets remain flat pending a pick-up in global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

Ongoing major projects for our IGP business group include the LogCAP IV and the Aspire Defence Services projects. The LogCAP IV project began in 2011, simultaneously with the completion and ramp-down of the LogCAP III project. Although smaller in scope than the LogCAP III project, we expect the LogCAP IV project to provide significant revenue to our IGP business group in 2013. The Aspire Defence project is an ongoing project to provide support to the United Kingdom MoD. We expect this project to continue to provide significant revenue streams to our IGP business group in 2013.

In the third quarter of 2012, during the course of our annual strategic planning process, we determined that both the actual and expected income and cash flows for our Minerals reporting unit were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of Roberts & Schaefer. We also identified deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the Minerals reporting unit, which is part of our IGP segment. This resulted in a reduction of our forecasts of the sales, operating income and cash flows of our Minerals reporting unit expected in 2013 and beyond. Therefore, we performed an interim goodwill impairment test during the third quarter of 2012. As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge of $178 million in the third quarter of 2012, reducing the Minerals reporting unit's goodwill from its December 31, 2011 balance of $263 million to $85 million at September 30, 2012.

To arrive at the Minerals reporting unit's future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We will continue to monitor conditions in the minerals market and its potential effects on the recoverability of the Minerals reporting unit assets. However, if market conditions materially change compared to our expectations, or if actual future results of operations fall below our projections, the remaining $85 million of the Minerals reporting unit goodwill could become further impaired in the future.

In our intangible assets discussion in Note 6 Goodwill and Intangible Assets to our Form 10-K for the year ended December 31, 2012, we disclosed that we performed an undiscounted cash flow analysis due to the triggering event identified in the Minerals reporting unit and did not identify any impairment of intangible assets. In addition, we evaluated the other long term assets consisting mainly of property, plant and equipment, which are insignificant to our Minerals reporting unit or our consolidated financial statements, and did not identify an impairment of those assets.

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

Results of Operations

We analyze the financial results for each of our four business groups including the related business units within Hydrocarbons and IGP. The business groups presented are consistent with our reportable segments discussed in Note 4 to our condensed consolidated financial statements. While certain business units and product service lines presented below do not meet the criteria for reportable segments in accordance with ASC 280 - Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors.

The following discussion includes business group income, a non-GAAP financial measure. Business group income is intended to enhance the usefulness of our financial information by providing measures which KBR management uses internally to evaluate performance on a comparable basis. On the Income (loss) by Business Group table below, we reconcile the non-GAAP total business group income to the most directly comparable financial measure presented in accordance with GAAP, which is total operating income. Business group income excludes unallocated corporate, general and administrative expenses and other non-operating income and expense items that are included in total operating income. Since business group income is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, total operating income as an indicator of operating performance. For purposes of reviewing the results of operations, business group income is calculated as revenue less cost of services managed and reported by the business group and are directly attributable to the business group.

Revenue by Business Group	Three Months Ended March 31,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$605	$805	$(200)	(25)%
Oil & Gas	111	121	(10)	(8)%
Downstream	178	141	37	26%
Technology	53	49	4	8%
Total Hydrocarbons	947	1,116	(169)	(15)%
Infrastructure, Government and Power:
North American Government and Logistics	159	209	(50)	(24)%
International Government, Defence and Support Services	74	98	(24)	(24)%
Infrastructure	51	64	(13)	(20)%
Minerals	38	63	(25)	(40)%
Power and Industrial	85	84	1	1%
Total Infrastructure, Government and Power	407	518	(111)	(21)%
Services	485	348	137	39%
Ventures	14	14	—	—%
Other	6	5	1	20%
Total revenue	$1,859	$2,001	$(142)	(7)%

(1)
We often participate in larger projects as a joint venture partner and provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group	Three Months Ended March 31,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Business group income:
Hydrocarbons:
Gas Monetization	$104	$79	$25	32%
Oil & Gas	25	23	2	9%
Downstream	26	14	12	86%
Technology	25	20	5	25%
Total job income	180	136	44	32%
Divisional overhead	(32)	(31)	(1)	(3)%
Total Hydrocarbons	148	105	43	41%
Infrastructure, Government and Power:
North American Government and Logistics	20	15	5	33%
International Government, Defence and Support Services	22	36	(14)	(39)%
Infrastructure	10	15	(5)	(33)%
Minerals	3	(1)	4	n/m
Power and Industrial	8	10	(2)	(20)%
Total job income	63	75	(12)	(16)%
Gain on sale of assets	—	2	(2)	n/m
Divisional overhead	(36)	(38)	2	5%
Total Infrastructure, Government and Power	27	39	(12)	(31)%
Services:
Job income	31	28	3	11%
Divisional overhead	(13)	(16)	3	19%
Total Services	18	12	6	50%
Ventures:
Job income	8	8	—	—%
Divisional overhead	(1)	(1)	—	—%
Total Ventures	7	7	—	—%
Other:
Job income	3	4	(1)	(25)%
Gain (loss) on sale of assets	(1)	2	(3)	n/m
Divisional overhead	(2)	(3)	1	33%
Total Other	—	3	(3)	n/m
Total business group income	200	166	34	20%
Unallocated amounts:
Labor cost absorption income (expense)	(15)	1	(16)	n/m
Corporate general and administrative expense	(52)	(55)	3	5%
Total operating income	$133	$112	$21	19%

n/m - not meaningful

Hydrocarbons

Gas Monetization. Gas Monetization revenue decreased by $200 million in the first quarter of 2013 compared to the same period of the prior year, primarily driven by lower volume of work associated with project completions or near completions on the Escravos GTL and the Skikda LNG projects. The decrease in revenues is offset by increased activity on the Gorgon LNG project and the EPC phase of the Ichthys LNG project.

Gas Monetization job income increased by $25 million in the first quarter of 2013 compared to the same period of the prior year. Activity on the Gorgon, Ichthys and Skikda LNG projects, which included revisions in estimates of $38 million, contributed $42 million to this increase. This increase was partially offset by decreases of $17 million primarily due to lower activity and project completions on Pearl GTL and other projects.

Oil & Gas. Oil & Gas revenue decreased by $10 million and job income increased by $2 million in the first quarter of 2013 compared to the same period of the prior year. The decrease in revenue is primarily due to the completion or near-completion of several long term projects including a project in the North Sea. The impact from these project completions was offset by new projects awarded, as well as other long term technical service projects and increased progress on existing projects including a project in Azerbaijan. The increase in job income is primarily due to increased progress on new awards and for a project in Azerbaijan, partially offset by the completion or near completion of other projects.

Downstream. Downstream revenue and job income increased by $37 million and $12 million, respectively, in the first quarter of 2013 compared to the same period of the prior year. These increases are primarily due to increased activity on newly awarded and other existing projects in Uzbekistan, the Middle East and North America, partially offset by completions and near completions on projects in Africa and the Middle East.

Technology. Technology revenue and job income increased by $4 million and $5 million, respectively, in the first quarter of 2013 compared to the same period of the prior year. This increase is primarily due to the progress achieved on license and engineering projects in the U.S., Uzbekistan, Hungary, India, Bolivia, Nigeria and Indonesia which collectively contributed $19 million to revenues and $12 million to job income. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on ammonia projects located in Brazil and Egypt, as well as other projects.

Infrastructure, Government and Power

North American Government and Logistics (“NAGL”). NAGL revenue decreased by $50 million in the first quarter of 2013 compared to the same period of the prior year, due to reduced activity under the LogCAP III and LogCAP IV contracts. This reduction is driven by the completion of operations in Iraq under the LogCAP III contract and base closures and headcount reductions under the LogCAP IV contract supporting the U.S. Military and Department of State in Iraq.

NAGL job income increased by $5 million in the first quarter of 2013 compared to the same period of the prior year, primarily due to award and base fees earned under the LogCAP III contract. Partially offsetting the increase was lower income related to the LogCAP IV contract.

International Government, Defence and Support Services (“IGDSS”). IGDSS revenue decreased by $24 million and job income decreased by $14 million in the first quarter of 2013 compared to the same period of the prior year, driven by lower activity on the Aspire Defence project and the completion of a U.K. MoD contract in Afghanistan, as well as reduced activity related to support services in Africa. These decreases were partially offset by new awards and a NATO contract in Afghanistan.

Infrastructure. Infrastructure revenue and job income decreased by $13 million and $5 million, respectively, in the first quarter of 2013 compared to the same period of the prior year. The decrease in revenue and job income is due to a decline in market conditions in the APAC market and the completion and near completion of several projects, partially offset by increased activity in the Middle East associated with the expansion of the Doha Expressway program.

Minerals. Minerals revenue decreased by $25 million in the first quarter of 2013 compared to the same period of the prior year due to lower volume of work and progress on existing projects. The general decline in economic conditions has delayed previously planned capital projects and consequently led to a decline in project awards.

Minerals job income increased by $4 million in the first quarter of 2013 compared to the same period of the prior year. The increase is primarily due to charges recognized in the first quarter of 2012 in our North American business stemming from increased costs to complete our legacy projects which did not recur in 2013.

Power and Industrial (“P&I”). P&I revenue increased by $1 million in the first quarter of 2013 compared to the same period of the prior year. The increase in revenue is due to increased progress on a waste-to-energy project in Florida and progress on air quality controls systems projects in Illinois and Kentucky. This increase was partially offset by substantial completion of a coal gasification project in Mississippi.

P&I job income decreased by $2 million in the first quarter of 2013 compared to the same period of the prior year, due to reduced activity for projects completed or nearing completion, including a coal gasification project in Mississippi. This decrease was partially offset by increased progress on a waste-to-energy project in Florida and an air quality controls systems project in Kentucky.

Services

Services revenue increased by $137 million in the first quarter of 2013 compared to the same period of the prior year. This increase is primarily driven by increases of $95 million in our Canada product line, $38 million in our U.S. Construction product line and $10 million in our Industrial Services and other product lines due to several new awards and increased activity on new and existing projects. The increased activity in our Canada product line is primarily related to construction services for gas plants in Northern British Columbia and turnaround services for an oil sands project in Alberta. The increase in our U.S. construction product line is primarily associated with the construction of a base oil facility and a gas plant expansion. These increases were partially offset by lower revenue of $6 million from our Building Group product line due to the completion of several large hospital and other projects.

Services job income increased by $3 million in the first quarter of 2013 compared to the same period of the prior year due to increased income from our Canadian product line related to construction services for gas plants in Northern British Columbia and module fabrication in Alberta. This increase is partially offset by lower job income in the U.S. Construction product line due to continued progress on several loss projects.

Ventures

Ventures operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue was $14 million and job income was $8 million in each of the first quarter of 2013 and 2012. Revenue and job income were impacted by a decline of $2 million on the EBIC ammonia plant in Egypt, related to continuing low gas feedstock pressure which we began experiencing in late 2012. This decrease was offset by marginal increases in revenue and job income on the other joint ventures within our Ventures business unit.

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

	Three Months Ended March 31, 2013
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$605	$—	$605
Oil & Gas	111	130	241
Downstream	178	130	308
Technology	53	—	53
Total Hydrocarbons	947	260	1,207
Infrastructure, Government and Power:
North American Government and Logistics	159	10	169
International Government, Defence and Support Services	74	—	74
Infrastructure	51	—	51
Minerals	38	—	38
Power and Industrial	85	215	300
Total Infrastructure, Government and Power	407	225	632
Services	485	(485)	—
Other	20	—	20
Total KBR Revenue	$1,859	$—	$1,859

	Three Months Ended March 31, 2012
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$805	$—	$805
Oil & Gas	121	41	162
Downstream	141	85	226
Technology	49	—	49
Total Hydrocarbons	1,116	126	1,242
Infrastructure, Government and Power:
North American Government and Logistics	209	13	222
International Government, Defence and Support Services	98	—	98
Infrastructure	64	—	64
Minerals	63	—	63
Power and Industrial	84	209	293
Total Infrastructure, Government and Power	518	222	740
Services	348	(348)	—
Other	19	—	19
Total KBR Revenue	$2,001	$—	$2,001

Corporate, tax and other matters

Labor cost absorption income (expense) represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $(15) million in the first quarter of 2013 compared to income of $1 million, a difference of $16 million over the same period of the prior year, primarily due to lower chargeable hours and utilization in several of our engineering offices as a result of delays in awards of certain expected projects.

General and administrative expense was $52 million in the first quarter of 2013 compared to $55 million in the first quarter of 2012. The decrease is primarily due to lower information technology support costs, lower legal costs and reductions associated with other cost containment measures. The decreases were partially offset by higher enterprise resource planning ("ERP") project expenses and tax consulting fees.

Net interest expense and interest income both remained flat, respectively, in the first quarter of 2013 compared to the same period of the prior year

The effective tax rate was approximately 23% for the three months ended March 31, 2013 and 9% for the three months ended March 31, 2012. The adjusted effective tax rate excluding discrete items was approximately 28% for the three months ended March 31, 2013 and 27% for the three months ended March 31, 2012. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the three months ended March 31, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. The adjusted effective tax rate includes increases of 2% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. In the first quarter of 2013, we recognized discrete net tax benefits of approximately $5 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years.

Our adjusted effective tax rate for the three months ended March 31, 2012 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first quarter of 2012, we recognized discrete net tax benefits of approximately $20 million including benefits primarily related to deductions arising from an unconsolidated joint venture in Australia as well as the recognition of previously unrecognized tax benefits related to tax positions taken in prior years based on progress in resolving transfer pricing matters with certain taxing jurisdictions.

Net income attributable to noncontrolling interests was $9 million and $7 million in the first quarter of 2013 and 2012, respectively. The increase primarily resulted from higher income on an LNG project executed by a consolidated joint venture and a general engineering services joint venture.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.5 billion at March 31, 2013 and $5.8 billion at December 31, 2012. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $2.3 billion at March 31, 2013 and $2.1 billion at December 31, 2012. All backlog is attributable to firm orders as of March 31, 2013 and December 31, 2012. Backlog attributable to unfunded government orders was $250 million at March 31, 2013 and $236 million as of December 31, 2012.

Backlog

	March 31,	December 31,
(in millions)	2013	2012
Hydrocarbons:
Gas Monetization	$7,425	$7,745
Oil & Gas	168	215
Downstream	691	740
Technology	392	399
Total Hydrocarbons	$8,676	$9,099
Infrastructure, Government and Power:
North American Government and Logistics	559	645
International Government, Defence and Support Services	891	975
Infrastructure	184	205
Minerals	107	131
Power and Industrial	793	868
Total Infrastructure, Government and Power	$2,534	$2,824
Services	2,068	2,025
Ventures	937	983
Total backlog	$14,215	$14,931

We estimate that as of March 31, 2013, 49% of our backlog will be executed within one year. As of March 31, 2013, 43% of our backlog was attributable to fixed-price contracts and 57% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog decreased $423 million primarily due to $541 million of work performed on existing projects and was partially offset by new awards of $118 million primarily in our Downstream and Technology business units. IGP backlog decreased by $290 million primarily as a result of work performed on existing projects across all IGP business units. Services backlog increased $43 million due to new awards of $297 million primarily in our Building Group and Canada product lines and was partially offset by $254 million of work performed on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $904 million at March 31, 2013 and $1.1 billion at December 31, 2012, which included $197 million and $201 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distribution of profits.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world, the majority of which are outside of the U.S. Of the $707 million in non-joint venture cash and equivalents held at March 31, 2013, approximately $543 million is held in foreign subsidiaries. The remaining cash is non-joint venture domestic cash. Demands on our domestic cash have increased as a result of our strategic initiatives including business acquisitions, share repurchases and capital expenditures. We fund these initiatives through our existing cash and investment balances and internally generated cash. When appropriate, we may access offshore cash and equivalents. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for foreign activities primarily associated with project execution. We believe that internally generated cash flows are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations in Australia.  Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. Beginning in the second quarter of 2012, we provided for U.S. federal and state income taxes on 50% of the earnings of our Australian operations. We will continue to provide for U.S. federal and state taxes on this portion of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether the remaining 50% of our Australia earnings would be considered permanently reinvested, we considered our future non-US cash needs such as, 1) our anticipated international operations' working capital requirements, including funding of our non-US pension plans; 2) the expected growth opportunities in our international markets, and; 3) our plans to capture strategic acquisition and investment opportunities in the international arena. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of March 31, 2013, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $487 million.

Cash flow activities summary
	Three Months Ended March 31,
Millions of dollars	2013	2012
Cash flows used in operating activities	$(93)	$(107)
Cash flows used in investing activities	(20)	(15)
Cash flows used in financing activities	(15)	(15)
Effect of exchange rate changes on cash	(21)	8
Decrease in cash and equivalents	(149)	(129)

Operating activities. Cash used in operations totaled $93 million in the first quarter of 2013 and was driven by working capital uses related to the Services, Gas Monetization, Downstream and Minerals business units. In addition, we contributed approximately $7 million to our pension funds.

Cash used in operations totaled $107 million in the first quarter of 2012 and was driven primarily by the timing of working capital requirements on several large projects. In addition, we contributed approximately $8 million to our pension funds during the first quarter of 2012.

Investing activities. Cash used in investing activities in the first quarter of 2013 totaled $20 million which was primarily due to capital expenditures associated with information technology projects.

Cash used in investing activities in the first quarter of 2012 totaled $15 million which was primarily due to capital expenditures of $16 million associated with information technology projects and leasehold improvements.

Financing activities. Cash used in financing activities in the first quarter of 2013 totaled $15 million and included $6 million for the repurchase of common stock and $11 million for distributions to noncontrolling interests. The uses of cash were partially offset by $2 million of net proceeds from the issuance of stock.

Cash used in financing activities in the first quarter of 2012 totaled $15 million and included $7 million related to dividend payments to our shareholders, $7 million of payments to repurchase shares of our common stock and $5 million related to distributions to owners of noncontrolling interests in several of our consolidated joint ventures. These payments were partially offset by proceeds from the exercise of stock options.

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

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of March 31, 2013, there were $212 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At March 31, 2013, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 6 to our condensed consolidated financial statements). At March 31, 2013, the remaining availability under the Distribution Cap was approximately $654 million.

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

The combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, totals $10 million for years ended December 31, 2013 through 2015, $11 million for years ended December 31, 2016 through 2017 and $42 million thereafter. The secured bonds are an obligation of Fasttrax Limited and will never be a debt obligation of KBR because they are non-recourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. For additional information, see Note 10 of our condensed consolidated financial statements.

Off-balance sheet arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of March 31, 2013, we have utilized $706 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $212 million issued under our Credit Agreement and $494 million issued under uncommitted bank lines at March 31, 2013. Of the total letters of credit outstanding, $269 million relate to our joint venture operations. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other factors affecting liquidity

Percentage-of-completion contracts claims. As of March 31, 2013, claims were approximately $129 million and included claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $109 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. If we are unable to settle the claim with the customer, we intend to pursue recovery through other dispute resolution procedures. The claims related to this EPC contract have been recorded as a current asset in "Unbilled receivables on uncompleted contracts."

Government claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $213 million at March 31, 2013, of which $103 million is included in “Accounts receivable” and $110 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $103 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $110 million primarily represents costs for which incremental funding is pending in the normal course of business.  The claims outstanding at March 31, 2013 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $2 million at March 31, 2013 and $2 million at December 31, 2012, (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

Information related to transactions with our former parent is described in Note 7 to the condensed consolidated financial statements.

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 5 and 6 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Information related to various commitments and contingencies is described in Notes 5 and 6 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings and the information discussed therein is incorporated herein.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2012. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2012. Our updated risk factors are included below.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business group, totaled $690 million, or 9% of consolidated revenue, in 2012, $2.2 billion, or 24% of consolidated revenue, in 2011, and $3.3 billion, or 32% of consolidated revenue, in 2010. Revenue from the Chevron Corporation, which was derived almost entirely from our Hydrocarbons business group, totaled $480 million, or 26% of consolidated revenue for the three months ended March 31, 2013, $2.3 billion, or 29% of consolidated revenue, in 2012, $2.0 billion, or 22% of consolidated revenue, in 2011, and $1.8 billion, or 18% of consolidated revenue, in 2010. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On August 26, 2011, KBR announced that its Board of Directors authorized a share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2013. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2 – 31, 2013
Repurchases	98,275	$29.12	—	7,584,764
Employee transactions	5,127	$29.60	—	—
February 1 – 28, 2013
Repurchases	10,000	$29.98	—	7,584,764
Employee transactions	337	$31.46	—	—
March 1 – 28, 2013
Repurchases	40,000	$31.28	—	7,584,764
Employee transactions	37,640	$30.61	—	—
Total
Repurchases	148,275	$29.76	—	7,584,764
Employee transactions	43,104	$30.50	—	—

(1)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.

(2)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs pertains to repurchases under our share maintenance program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.1 Charter to KBR’s current report on Form 8-K filed January 23, 2012; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1*	Form of revised Nonstatutory Stock Option Agreement For US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.2*	Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.3*	Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.4*	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.5*	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan.

10.6
Severance and Change of Control by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated March 8, 2013; File No. 1-33146)

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

Date: April 25, 2013