Form 10-Q
period 2013-06-30
KBR, INC.
filed 2013-07-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

As of July 12, 2013, there were 147,994,430 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Services	$1,950	$2,029	$3,779	$3,993
Equity in earnings of unconsolidated affiliates, net	46	33	76	70
Total revenue	1,996	2,062	3,855	4,063
Operating costs and expenses:
Cost of services	1,810	1,879	3,483	3,717
General and administrative	63	52	115	107
Loss (gain) on disposition of assets, net	—	2	1	(2)
Total operating costs and expenses	1,873	1,933	3,599	3,822
Operating income	123	129	256	241
Interest expense, net	(1)	(2)	(2)	(4)
Foreign currency gains, net	4	3	—	2
Other non-operating income (expense)	—	1	(1)	(1)
Income before income taxes and noncontrolling interests	126	131	253	238
Provision for income taxes	(15)	(19)	(45)	(28)
Net income	111	112	208	210
Net income attributable to noncontrolling interests	(21)	(8)	(30)	(15)
Net income attributable to KBR	$90	$104	$178	$195
Net income attributable to KBR per share:
Basic	$0.61	$0.70	$1.21	$1.31
Diluted	$0.61	$0.70	$1.20	$1.31
Basic weighted average common shares outstanding	147	148	147	148
Diluted weighted average common shares outstanding	148	149	148	149
Cash dividends declared per share	$0.08	$0.05	$0.08	$0.10
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	111	112	208	210
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	(44)	(17)	(52)	(15)
Reclassification adjustment for CTA included in net income	—	1	1	(2)
Net cumulative translation adjustment, net of tax of ($10), $0, ($10) and $0	(44)	(16)	(51)	(17)
Pension liability adjustments, net of tax:
Reclassification adjustment for pension liability losses included in net income, net of taxes of ($1), $2, $1 and $4	9	6	16	11
Unrealized gains on derivatives:
Unrealized holding gains on derivatives, net of tax	1	1	—	2
Reclassification adjustments for losses included in net income	—	—	—	2
Net unrealized gain on derivatives, net of taxes of $0, $0, $0 and $1	1	1	—	4
Other comprehensive income (loss), net of tax	(34)	(9)	(35)	(2)
Comprehensive income	77	103	173	208
Less: Comprehensive income attributable to noncontrolling interests	(26)	(8)	(35)	(16)
Comprehensive income attributable to KBR	51	95	138	192
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$800	$1,053
Receivables:
Accounts receivable, net of allowance for bad debts of $21 and $15	1,224	1,196
Unbilled receivables on uncompleted contracts	710	704
Total receivables	1,934	1,900
Current deferred income tax asset	171	251
Other current assets	288	464
Total current assets	3,193	3,668
Property, plant, and equipment, net of accumulated depreciation of $363 and $356 (including net PPE of $64 and $72 owned by a variable interest entity - See Note 10)	395	390
Goodwill	775	779
Intangible assets, net	91	99
Equity in and advances to related companies	179	217
Noncurrent deferred tax asset	247	203
Noncurrent unbilled receivables on uncompleted contracts	402	294
Other noncurrent assets	126	117
Total assets	$5,408	$5,767
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$701	$756
Due to former parent, net	49	49
Advance billings on uncompleted contracts	459	536
Reserve for estimated losses on uncompleted contracts	40	56
Employee compensation and benefits	233	242
Current non-recourse project-finance debt of a variable interest entity (Note 10)	9	10
Other current liabilities	352	628
Total current liabilities	1,843	2,277
Noncurrent employee compensation and benefits	469	511
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 10)	75	84
Other noncurrent liabilities	214	217
Noncurrent income tax payable	80	90
Noncurrent deferred tax liability	86	77
Total liabilities	2,767	3,256
KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,767,508 and 173,218,898 shares issued, and 147,978,932 and 147,584,764 shares outstanding	—	—
Paid-in capital in excess of par	2,064	2,049
Accumulated other comprehensive loss	(645)	(610)
Retained earnings	1,875	1,709
Treasury stock, 25,788,576 shares and 25,634,134 shares, at cost	(611)	(606)
Total KBR shareholders’ equity	2,683	2,542
Noncontrolling interests	(42)	(31)
Total shareholders’ equity	2,641	2,511
Total liabilities and shareholders’ equity	$5,408	$5,767
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$208	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	33
Equity in earnings of unconsolidated affiliates	(76)	(70)
Deferred income tax expense	103	57
Other	9	14
Changes in operating assets and liabilities:
Receivables	(58)	44
Unbilled receivables on uncompleted contracts	(57)	(286)
Accounts payable	(31)	52
Advance billings on uncompleted contracts	(25)	(110)
Accrued employee compensation and benefits	(18)	(53)
Reserve for loss on uncompleted contracts	(16)	(7)
Repayment of advances to unconsolidated affiliates, net	6	(3)
Distributions of earnings from unconsolidated affiliates	101	47
Payment on performance bonds	(108)	—
Other, net	(166)	17
Total cash flows used in operating activities	(97)	(55)
Cash flows from investing activities:
Capital expenditures	(40)	(33)
Acquisition of business, net	—	(2)
Proceeds from sale of property, plant and equipment	6	—
Return of capital from equity method joint ventures	—	4
Total cash flows used in investing activities	(34)	(31)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Payments to reacquire common stock	(6)	(25)
Distributions to noncontrolling interests, net	(46)	(7)
Payments of dividends to shareholders	(12)	(15)
Net proceeds from issuance of stock	4	3
Excess tax benefits from share-based compensation	—	4
Payments on short-term and long-term borrowings	(9)	(10)
Other financing activities	—	1
Total cash flows used in financing activities	(69)	(49)
Effect of exchange rate changes on cash	(53)	(7)
Decrease in cash and equivalents	(253)	(142)
Cash and equivalents at beginning of period	1,053	966
Cash and equivalents at end of period	$800	$824
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$8
Cash paid for income taxes (net of refunds)	$84	$56
Noncash operating activities
Other assets change for Barracuda arbitration (Note 7)	$(219)	$8
Other liabilities change for Barracuda arbitration (Note 7)	$219	$(8)
Noncash financing activities
Dividends declared	$12	$8
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

Accounting for pre-contract costs

Pre-contract costs incurred in anticipation of a specific contract award are deferred only if the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable. Pre-contract costs related to unsuccessful bids are written off no later than the period we are informed that we are not awarded the specific contract. Costs related to one-time activities such as introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing new operations are expensed when incurred. We had no deferred pre-contract costs at June 30, 2013 and December 31, 2012.

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $141 million at June 30, 2013 and $201 million at December 31, 2012. We expect to use the cash in these joint ventures to pay project costs.

Accounting for retainage receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in the contracts and will be due upon completion of specific tasks or the completion of the contract. Our retainage receivable excludes amounts withheld under Form 1s related to certain contracts with the U.S. government (see Note 5). As of June 30, 2013 and December 31, 2012, the current portion of retainage receivable included in accounts receivable was $115 million and $84 million, respectively, and the noncurrent portion of retainage receivable included in other noncurrent assets was $12 million and $11 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of Shares	2013	2012	2013	2012
Basic weighted average common shares outstanding	147	148	147	148
Stock options and restricted shares	1	1	1	1
Diluted weighted average common shares outstanding	148	149	148	149

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, and $0.5 million and $1 million for the three and six months ended June 30, 2012, respectively. The diluted earnings per share calculation did not include 2.2 million and 1.7 million antidilutive weighted average shares for the three and six months ended June 30, 2013, respectively. The diluted earnings per share calculation did not include 1.6 million and 1.1 million antidilutive weighted average shares for the three and six months ended June 30, 2012, respectively.

Note 3. Percentage-of-Completion Contracts

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts and recorded in current and noncurrent unbilled receivables on uncompleted contracts are as follows:

	June 30,	December 31,
Millions of dollars	2013	2012
Claims	$170	$126
Unapproved change orders	$28	$35

As of June 30, 2013, claims and unapproved change orders related to several projects. Included in the table above are claims associated with the reimbursable portion of an Engineering, Procurement and Construction (“EPC”) contract to construct an LNG facility for which we have recognized additional contract revenue totaling $134 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. See Note 5 for a discussion of U.S. government claims, which are not included in the table above. Also included in the table above are unapproved change orders of $9 million associated with one of our Indonesian projects and $14 million related to a building expansion project for which we are currently negotiating contractual terms with the customer.

For our unconsolidated subsidiaries, our share of claims and unapproved change orders was $1 million and $54 million, respectively, as of June 30, 2013.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $8 million at June 30, 2013 and $2 million at December 31, 2012, respectively, (including amounts related to our share of unconsolidated subsidiaries) that we could incur based upon completing the projects as currently forecasted.

Advances

We receive customer advances in the normal course of business.  Most of these are periodic progress payments and are applied to invoices usually within one to three months. However, as of June 30, 2013 and December 31, 2012, we held advances from customers of $72 million and $82 million, respectively, which were designed to assist us in financing project activity including subcontractor costs. These balances are included in advance billings on uncompleted contracts in our condensed consolidated balance sheets. For these customers, the balances in trade accounts receivable and unbilled receivables on uncompleted contracts exceeded the amount of the advances.

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

The table below presents information on our reportable segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2013	2012	2013	2012
Revenue:
Hydrocarbons	$955	$1,122	$1,902	$2,238
Infrastructure, Government and Power	392	491	799	1,009
Services	622	425	1,107	773
Other	27	24	47	43
Total revenue	$1,996	$2,062	$3,855	$4,063
Segment operating income:
Hydrocarbons	$141	$131	$289	$236
Infrastructure, Government and Power	25	28	52	67
Services	23	16	41	28
Other	14	12	21	22
Segment operating income	203	187	403	353
Unallocated amounts:
Labor cost absorption income (expense)	(17)	(6)	(32)	(5)
Corporate general and administrative expense	(63)	(52)	(115)	(107)
Total operating income	$123	$129	$256	$241

Revenue and cost estimates for our engineering and construction contracts and government contracts are continuously revised in the normal course of operating our business. Under ASC 605-35, Revenue Recognition-Construction-Type and Production, changes in estimates from continuous and normal processes require disclosure if the effect is material. Significant revisions to contract estimates had a $13 million positive impact during the three months ended June 30, 2013, and a $51 million positive impact during the six months ended June 30, 2013, on the segment operating income of our Hydrocarbons business group as a result of client-driven revised project man-hour and other project estimate changes in our Gas Monetization business unit.

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

We have experienced and expect to be a party to various claims against us by employees, third parties, soldiers, subcontractors and others, such as claims for wrongful termination, personal injury claims by third parties and army personnel, and subcontractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most employment claims are subject to binding arbitration. However, as a result of amendments to the Department of Defense Appropriations Act of 2010, certain types of employee claims cannot be compelled to binding arbitration. An unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Government Compliance Matters

The negotiation, administration and settlement of our contracts with the U.S. government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”), which is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s Administrative Contracting Officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, the DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved,” which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. KBR is permitted to respond to these actions and provide additional support. At June 30, 2013, we have open Form 1s from the DCAA recommending suspension of payments totaling approximately $283 million associated with our contract costs incurred in prior years, of which $138 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld $36 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $108 million of disapproved costs for which we do not believe we have a legal obligation to pay. We continue to work with our ACOs, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In February 2007, we received a DCAA Form 1 informing us of the Government's intent to adjust payments under the LogCAP III contract associated with amounts allegedly charged for the use of private security contractors ("PSCs") by one of KBR's subcontractors, ESS, in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. Based on that notice, the Government withheld its initial assessment of approximately $20 million. The Government based its calculation on communications with the subcontractor which, according to the Government, indicated that ESS had included an amount for private security in the fixed-price it charged KBR for the dining facility services it provided. We subsequently received a revised Form 1 from the DCAA disapproving an additional $83 million of costs for a total of $103 million alleged to have been charged for the use by us and our subcontractors of PSCs during the same periods. In late January 2013, the Principal

Contracting Officer (PCO) issued a Contracting Officers Final Determination (“COFD”) which challenged an amount of only approximately $55 million allegedly related to the use of PSCs under LogCAP III between 2003 and 2006. It is our position that this rendered the prior $103 million amount irrelevant. The Government has withheld a total of $45 million as of June 30, 2013 out of the Form 1s issued to date of $55 million. Of the $55 million, approximately $20 million relates to PSCs hired by KBR and charged to the LogCAP III contract on an indirect basis, and the remainder relates to alleged charges relating to the use of PSCs by KBR's subcontractors.

The Government has indicated that it believes our LogCAP III contract prohibited us and our subcontractors from billing amounts related to the use of PSCs. We believe that, while the LogCAP III contract obligated the Department of the Army ("Army") to provide force protection, it did not prohibit us or any of our subcontractors from using PSCs to provide force protection to KBR or subcontractor personnel. We also contend that the Army breached its obligation to provide force protection. In addition, a significant portion of our subcontracts were fixed price subcontracts awarded without obtaining certified cost or pricing data. As a result, we did not receive details of the subcontractors’ cost estimate, and it is our position that we were not legally entitled to that information. Further, we have not paid our subcontractors any additional compensation for security services. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. Therefore, we do not agree with the Army’s position that such costs are unallowable and that they are entitled to withhold the amounts in question.

In 2007, following the issuance of the initial Form 1, we provided at the Army’s request information that addressed the use of PSCs either directly or indirectly charged to LogCAP III. Between 2008 and 2013, we filed five appeals with the ASBCA to recover the amounts withheld from us and for judgment that the Government was not entitled to any recovery on this basis. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army did not prohibit the use of PSCs by either KBR or its subcontractors.  However, the ASBCA found that there were potential issues remaining in the case that prevented the entry of immediate judgment for KBR, including a question regarding whether KBR and/or its subcontractors reasonably determined they needed to use PSCs. Four of the five private security-related appeals currently pending before the ASBCA were consolidated for a single, four-week hearing starting April 15, 2013. Subsequent testimony was scheduled to conclude during the week of July 22, 2013, and it is KBR's position that the hearing in the four consolidated appeals also will obviate the need for a hearing in the one remaining unconsolidated appeal. These appeals potentially involve the alleged use of PSCs by both KBR and up to 14 of its LogCAP III subcontractors. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving $25 million in costs related to containerized housing that had previously been deemed allowable. As of June 30, 2013, $51 million of costs have been suspended under Form 1s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter. In April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the $51 million we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. During the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by our customer. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act suit described below. We are free to re-file the complaint in the future. We believe that the costs incurred associated with providing containerized housing are reasonable, and we intend to vigorously defend ourselves in this matter. We do not believe that we face a risk of material loss from any disallowance of these costs in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote. This matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of June 30, 2013, we have outstanding Form 1s from the DCAA disapproving $104 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on these matters. We filed claims in the U.S. COFC or ASBCA to recover $55 million of the $57 million withheld from us by the customer. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a noncash, pre-tax charge of $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the U.S. COFC ruling and are awaiting a hearing date. With respect to remaining questions raised regarding billing in accordance with contract terms, as of June 30, 2013, we believe it is reasonably possible that we could incur losses in excess of the amount accrued for possible subcontractor costs billed to the customer that were possibly not in accordance with contract terms. However, we do not believe we face a risk of material loss from any disallowance of these costs in excess of amounts withheld from subcontractors. As of June 30, 2013, we had withheld $2 million in payments from several of our subcontractors pending the resolution of these remaining matters with our customer.

In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ sought disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. The DOJ has filed a notice of appeal. Briefing has been completed and oral arguments before the Federal Circuit Court of Appeals were held on May 6, 2013. We expect the decision of the Court within several months.

In August 2011, another DFAC subcontractor, Gulf Catering Company, filed for arbitration in the London Court of International Arbitration to recover $11 million for payments we have withheld from them pending resolution of outstanding Form 1s with our customer. The hearing was held in November 2012 in London and in May 2013, the panel awarded Gulf Catering Company the full amount. We paid Gulf Catering Company the amount awarded. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In February 2012, the DCAA commenced an audit of our estimate. This audit is in process. Included in our June 30, 2013 and December 31, 2012 accompanying consolidated balance sheets is an accrued estimate of the cost incurred for these potentially noncompliant flights. As a result of their audit, the DCAA may consider additional flights to be noncompliant resulting in potentially larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Construction services. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a COFD allowing $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. We are now in the discovery stage, and trial is set for September 2014. As of June 30, 2013, the U.S. Navy has withheld $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. Notwithstanding, as of June 30, 2013, we have accrued our estimate of probable loss related to this matter and do not believe we face a risk of material loss in excess of the amounts accrued.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

McBride Qui Tam suit. In September 2006, we became aware of a qui tam action filed against us in the U.S. District Court in the District of Columbia by a former employee alleging various wrongdoings in the form of overbillings to our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (“MWR”) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that, during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and our provision of services to our employees and contractors. On July 5, 2007, the court granted our motion to dismiss the qui tam claims and to compel arbitration of employment claims including a claim that the plaintiff was unlawfully discharged. The majority of the plaintiff’s claims were dismissed but the plaintiff was allowed to pursue limited claims pending discovery and future motions. Substantially all employment claims were sent to arbitration under the Company’s dispute resolution program and were subsequently resolved in our favor. In January 2009, the Relator filed an amended complaint which KBR sought to dismiss at the close of discovery. On January 24, 2011, Magistrate Facciola ruled on contested discovery motions which had been pending for months, (1) striking the Relator's supplemental expert report which sought to add allegations of overcharging for additional locations and times; (2) finding that the Relator's current complaint was inadequate to support those additional allegations, and ordering her to seek leave to file an amended complaint setting forth with specificity any new claims; and (3) denying the Relator's motion to require KBR to provide additional electronic discovery. On February 7, 2011, the Relator filed her notice of appeal on these rulings to Judge Kennedy and KBR opposed.

On November 16, 2011, this case was reassigned to Judge Frederick J. Scullin, Jr. from the Northern District of New York. On March 13, 2012, Judge Scullin held a status conference and on March 19th issued an Order acknowledging the Relator's representation that she would not amend her pleadings; referring the case back to Magistrate Facciola for full case management; and denying the Relator's Motion for an "adverse inference" instruction due to alleged document destruction. On September 5, 2012, the magistrate granted KBR's motion for protective order which limits the issues to be tried and struck the Relator's supplemental expert reports which sought to address other issues and add other alleged damages.

On September 17, 2012, the Relator filed a Rule 72 Objection to the Magistrate's ruling, essentially appealing the ruling to Judge Scullin and once again delaying the forward progress of the suit. On November 19, 2012, Judge Scullin affirmed and adopted the good discovery ruling made by Magistrate Facciola, limiting the Relator's claims to the sites and dates previously claimed.

The remaining discovery deposition has been concluded. On March 7, 2013 the Magistrate issued an order canceling a status conference and setting a schedule for the filing of any dispositive motions, and on April 30, 2013, KBR filed its Motion for Summary Judgment. On May 31, 2013, the Relator filed its brief in opposition and on June 14, 2013, KBR filed its reply briefs. The motion previously set for hearing on July 11, 2013 has been delayed and no rescheduled hearing date has been issued. We continue to believe the Relator's claim is without merit and the likelihood that a loss has been incurred is remote. As of June 30, 2013, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is conducted under the rules of the American Association / International Centre for Dispute Resolution and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date, arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns and interest thereon, net of maintenance, storage and security costs awarded to KBR. In addition, we have stipulated that we owe FKTC $26 million in connection with five other subcontracts. No payments are expected to occur until all claims are arbitrated and awards finalized. The most recent hearing on FKTC's claims was heard before the arbitration panel in January 2013, and there is one more claim that will be submitted to the arbitration panel for decision without the need for a hearing. KBR's counterclaims have not yet been scheduled for hearing. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals in the Western District of Pennsylvania, and filed their first brief October 12, 2012. We filed our brief on November 30, 2012, and the Appellants filed their reply brief on December 20, 2012. Oral arguments were heard in Pittsburgh, Pennsylvania on May 14, 2013, and the case was taken under advisement. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of June 30, 2013, no amounts have been accrued.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs collectively representing approximately 250 individual plaintiffs. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiffs' request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combat Activities Exception in the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiff's filed their notice of appeal with the Fourth Circuit Court of Appeals on March 27, 2013. Briefing has been completed, and no date has been set for oral arguments. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2013, no amounts have been accrued.

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

On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the United States Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal, and the appeal is underway. Oral arguments have been scheduled for the week of September 2, 2013. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2013, no amounts have been accrued.

In the Oregon case, the Court denied KBR's motion to dismiss, and thereafter denied our request to certify the ruling for immediate appeal to the Ninth Circuit Court of Appeals.  On October 9, 2012, the case for a subset of plaintiffs proceeded to trial on the merits and resulted in an adverse jury verdict against KBR. On November 2, 2012, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. Trials for the remaining plaintiffs in Oregon will not take place until the appellate process is concluded. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR posted an appeal bond which was approved by the court on May 23, 2013. KBR filed a notice of appeal on June 10, 2013. KBR's brief is currently due on July 26, 2013. Our basis for appeal include the court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act, and numerous other legal issues stemming from the court's rulings before and during the trial. We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the Federal Acquisition Regulations under the Restore Iraqi Oil contract ("RIO contract") with the U.S. Army Corp. of Engineers. At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of June 30, 2013, no amounts have been accrued.

During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases (the "Indemnity COFC claim").  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The Indemnity COFC claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. The contracting officer declined to issue a decision on the claim. Therefore on March 6, 2013, we filed this claim for $23 million in the COFC (the "Second COFC claim"). The COFC granted our request to treat this claim as related to the previously mentioned, pending indemnity claim. The two COFC cases are assigned to the same judge and the judge has indicated she will hear oral arguments on the Government's motions to dismiss both claims in the same hearing. Contemporaneously, in February 2013, we filed another claim with the RIO contracting officer due to notification we received of underfunding of the RIO contract. The contracting officer issued a decision declining this claim so we have added it to the Second COFC claim.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract, and we strongly contend that no fraud was committed. We have moved to transfer the case to the Eastern District of Virginia, because it is the proper venue and we are seeking as speedy a trial as possible. On May 6, 2013, KBR filed a motion to dismiss. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2013, no amounts have been accrued.

Other Matters

Claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $260 million at June 30, 2013, of which $102 million is included in “Accounts receivable” and $158 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $102 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $158 million primarily represents costs for which incremental funding is pending in the normal course of business.  The claims outstanding at June 30, 2013 are considered to be probable of collection and have been previously recognized as revenue.

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

On March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating that they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. In accordance with the indemnity clauses under the MSA, we notified Halliburton and they have responded that the matter does not fall within the scope of their indemnity.  We disagree with Halliburton's position and have taken necessary actions to preserve our rights. We are working with the ADBG to resolve the issue. At this time we are still in the process of evaluating the matter and it is not possible to determine the outcome, financial implications or possible debarment of one or more KBR related entities arising from this investigation.

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

EPC 1

U.S. Proceedings

PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract. As a result of the ensuing dispute, we filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of approximately $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit and asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling.

After remand to the District Court in New York, both parties filed briefs and hearings were conducted in May, July and September 2012 at which time the matter was put on informal stay and KBR was ordered to file suit in Mexican courts in order to determine if such remedies were, in fact, available. As requested by the District Court, we filed suit in Mexico on November 6, 2012 in the Tax and Administrative Court. On December 3, 2012, the Mexican Tax and Administrative Court decided not to admit the lawsuit, and the suit could not proceed. This result indicated that we did not have a remedy in Mexico where we could fully and fairly present our claims. Both parties informed the District Court of this outcome. In their communication with the District Court, PEMEX argued that we did not file suit in the correct Mexican court, and that we should be required to appeal the denial of admission of the Mexican suit or file suit in a different Mexican court. We strongly disagree with this conclusion. At the instruction of the of the trial court in New York, we met with PEMEX in Mexico on March 5, 2013, to discuss if we had any further remedy in Mexico. We were unable to reach any further agreement with PEMEX on this issue. Additionally, the District Court Judge held a three day hearing on April 10-12, 2013 to hear evidence about the Collegiate Court decision in Mexico described below, which annulled the arbitration award and about whether we have a full and fair remedy in Mexico. At the conclusion of the hearing the judge took the matter under advisement and we have not yet received a decision as to whether the Court will confirm the award.

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

Mexico Proceedings

PEMEX's attempt to nullify the award in Mexico was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated and this action was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as the other Mexican courts which have denied PEMEX's repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect the outcome of the U.S. appeal discussed above or our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S.

Luxembourg Collection Proceedings

Earlier this year, we petitioned the Luxembourg court to issue a seizure order on the assets of PEMEX with a number of banks and financial institutions in that country. We believe these institutions may have PEMEX assets that are subject to seizure which could be used to satisfy our award. However under Luxembourg procedure, we will not find out the value of the seized assets until the proceeding is validated, which will take several months. PEMEX contested the Luxembourg seizure order and the matter was heard on May 27, 2013 where their petition to lift the seizure order was denied.
Concurrent with our filing of the seizure order, we filed an action in Luxembourg seeking to enforce the ICC award. In March, we received an order from the Luxembourg court recognizing the award. On June 25, 2013, PEMEX filed an appeal challenging the enforcement order. We cannot begin the validation proceeding until the appeal is concluded and this could take several months.
We will continue to pursue our remedies in the U.S., Luxembourg and any other jurisdiction that we determine have assets which can be used to pay the award.

Performance Bonds

In connection with the EPC 1 project, we had approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project, and we believe recovery on the bonds by PEMEX was precluded by the ICC Award.  PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award determined the limited amounts to be paid to PEMEX on their counterclaims. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award.  The decision was immediately appealed by the bonding company, and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing a direct amparo action in the Mexican court, and we filed a bond to cover interest of approximately $28 million accruing during the pendency of our amparo action.

During the third quarter of 2012, the Collegiate Court hearing the amparo action asked the lower court to review the proceedings. We filed a revision appeal with the Mexican Supreme Court, and in January 2013, this Court denied our amparo action, returning the case to the lower court with instructions to enter judgment in favor of PEMEX, allowing them to collect on the bonds. The judgment issued by the lower court contained an error, and the Mexican bond company filed an amparo as a result of this error. The amparo was denied and the Mexican bond company appealed to the Collegiate Court. The court denied the appeal and returned the matter to the lower court. On June 17, 2013, following a demand for payment, we paid $108 million which includes principal, interest and expenses to the Mexican bond company. On June 21, 2013, we filed a supplemental writ in Luxembourg to cover the amounts paid to the bonding company on the performance bonds. We will pursue reimbursement of the sums paid in the current enforcement action in the U.S. District Court for the Southern District of New York, the courts of Luxembourg, or by our recently filed NAFTA arbitration seeking to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

Consistent with our treatment of claims, we have recorded a long term receivable as we believe it is probable we will recover the amounts awarded to us, including interest and expense and the amounts we recently paid on the bonds. PEMEX has sufficient assets in the U.S. and Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, consistent with our prior practice, as of June 30, 2013, we continue to classify the amount due from PEMEX, including the amounts paid on the performance bonds, as a long term unbilled receivable included in “Noncurrent unbilled receivable on uncompleted contracts”.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of June 30, 2013, we have utilized $726 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $235 million issued under our Credit Agreement and $491 million issued under uncommitted bank lines at June 30, 2013. Of the total letters of credit outstanding, $262 million relate to our joint venture operations. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis.

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

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for $256 million, an amount significantly greater than our accrued liability, that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the MSA precludes the filing of this claim, and we believe the amount demanded by Halliburton is invalid based on our assessment of Halliburton’s methodology for computing the claim and due to the time limits in the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. As of June 30, 2013, “Due to former parent, net” was $49 million. As a result of our consideration of the risks associated with this matter as well as discussions with outside counsel, we believe the probability that we will incur a loss in excess of this amount is remote. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts potentially owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies before issues in dispute under the tax sharing agreement were submitted to the designated accounting referee as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007. Halliburton subsequently challenged the arbitration panel's jurisdiction over this dispute in Texas State Court. The Texas State Court denied Halliburton's request and Halliburton filed an appeal which is pending resolution. An arbitration hearing was held on this matter in May 2013. On June 24, 2013 the arbitration panel ruled that claims brought by Halliburton against KBR under the tax sharing agreement were required to have been brought before an arbitration panel within two years of the date the claim arose or would reasonably have been discovered by the claimant and that the parties were to return to the accounting referee within thirty days for determination of the remaining claims under the tax sharing agreement.  The remaining tax-related issues in dispute will be referred to the accounting referee as provided for under the terms of the tax sharing agreement.

As of June 30, 2013, included in “Other assets” is an income tax receivable of approximately $22 million related to a foreign tax credit generated as a result of a final settlement we paid to a foreign taxing authority in 2011 for a disputed tax matter that arose prior to our separation from Halliburton. In order to claim the tax credit, we requested, and Halliburton agreed to and did file an amended U.S. Federal tax return for the period in which the disputed tax liability arose. However, Halliburton notified us that it does not intend to remit to us the refund received or to be received by Halliburton as a result of the amended return. KBR disputes Halliburton’s position on this matter and believes it has legal entitlement to the $22 million refund. We intend to vigorously pursue collection of this amount and certain other unrecorded counterclaims.

As previously discussed in Note 6, on March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating that they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. In accordance with the indemnity clauses under the MSA, we notified Halliburton and they have responded that the matter does not fall within the scope of their indemnity.  We disagree with Halliburton's position and have taken necessary actions to preserve our rights. We are working with the ADBG to resolve the issue. At this time we are still in the process of evaluating the matter and it is not possible to determine the outcome, financial implications or possible debarment of one or more KBR related entities arising from this investigation.

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

In January 2013, Halliburton paid $219 million to the claimant and the matter is considered concluded. We believe the arbitration award to Petrobras is deductible by KBR for tax purposes and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. At June 30, 2013, the $79 million is recorded as a current asset. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes.

Note 8. Income Taxes

Our effective tax rate was approximately 12% for the three months ended June 30, 2013 and 18% for the six months ended June 30, 2013. The adjusted effective tax rate excluding discrete items was approximately 19% and 23% for the three and six months ended June 30, 2013, respectively. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the three months ended June 30, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. In the first six months of 2013, we recognized discrete net tax benefits of approximately $14 million including benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

Our effective tax rate was approximately 14% for the three months ended June 30, 2012 and 12% for the six months ended June 30, 2012. Our adjusted effective tax rate was 30% and 28% for the three and six months ended June 30, 2012, respectively. Our adjusted effective tax rate for the three and six months ended June 30, 2012 increased during the second quarter of 2012 by approximately 3% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The adjusted effective tax was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first six months of 2012, we recognized discrete net tax benefits of approximately $39 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Note 9. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Distributions to noncontrolling interests	(55)	—	—	—	—	(55)
Net income	208	—	178	—	—	30
Other comprehensive income, net of tax	(30)	—	—	—	(35)	5
Balance at June 30, 2013	$2,641	$2,064	$1,875	$(611)	$(645)	$(42)

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Share-based compensation	9	9	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Tax benefit increase related to share-based plans	4	4	—	—	—	—
Dividends declared to shareholders	(15)	—	(15)	—	—	—
Repurchases of common stock	(25)	—	—	(25)	—	—
Issuance of ESPP shares	1	—	—	1	—	—
Distributions to noncontrolling interests	(7)	—	—	—	—	(7)
Net income	210	—	195	—	—	15
Other comprehensive income, net of tax	(1)	—	—	—	(2)	1
Balance at June 30, 2012	$2,621	$2,021	$1,787	$(593)	$(550)	$(44)

Changes in accumulated other comprehensive loss, net of tax, by component

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(52)	—	—	(52)
Amounts reclassified from accumulated other comprehensive income	1	16	—	17
Balance at June 30, 2013	$(139)	$(505)	$(1)	$(645)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Millions of dollars	June 30, 2013	Affected line item in the Condensed Consolidated Statements of Income
Accumulated CTA
Realized CTA	1	Gain on disposition of assets
Tax expense	—	Income tax expense
Net CTA realized	1	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss	17	See Note 1 below
Tax expense	(1)	Income tax expense
Net pension liability adjustment realized	16	Net of tax

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

Related Party Transactions

We often participate in larger projects as a joint venture partner and provide services, which include engineering and construction management services, to the joint venture as a subcontractor. The amounts included in our revenue represent our share of the earnings from joint ventures and revenue from services provided directly to the joint ventures. As of June 30, 2013, our revenues included $119 million and our receivables included $14 million related to services we provided to our joint ventures.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of June 30, 2013
Unconsolidated VIEs (in millions, except for percentages)	VIE Total assets	VIE Total liabilities	Maximum exposure to loss
Aspire Defence project	$2,745	$2,683	$23
Inpex LNG project	$2,056	$1,949	$21
U.K. Road projects	$1,237	$1,384	$31
EBIC Ammonia project	$565	$246	$32
Fermoy Road project	$218	$239	$3

Unconsolidated VIEs (in millions, except for percentages)	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Aspire Defence project	$2,981	$2,926
Inpex LNG project	$1,417	$1,324
U.K. Road projects	$1,387	$1,539
EBIC Ammonia project	$675	$379
Fermoy Road project	$255	$253

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between us, Carillion Plc. and two financial investors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. As of June 30, 2013, our performance through the construction phase is supported by $14 million in letters of credit. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to our proportional share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. As of June 30, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $23 million and $2 million, respectively. The $21 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and other receivables in the project as of June 30, 2013.

Inpex LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Inpex Ichthys Onshore LNG Export Facility in Darwin, Australia (“Inpex LNG project”). The project will be executed using two joint ventures in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting.  At June 30, 2013, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $21 million and $3 million, respectively.  The $18 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of June 30, 2013. The joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

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

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the engineering, procurement and construction (“EPC”) work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of June 30, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $51 million and $2 million, respectively. The $30 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of June 30, 2013.

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

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs (in millions, except for percentages)	As of June 30, 2013
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$452	$499
Escravos Gas-to-Liquids project	$246	$281
Fasttrax Limited project	$91	$93

Consolidated VIEs (in millions, except for percentages)	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$580	$620
Escravos Gas-to-Liquids project	$267	$320
Fasttrax Limited project	$101	$105

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPC management ("EPCm") services to construct a LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes.

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at June 30, 2013 and December 31, 2012, the joint venture had approximately $79 million and $117 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. Assets collateralizing the JV’s senior bonds include cash and equivalents of $23 million and property, plant and equipment of approximately $64 million, net of accumulated depreciation of $53 million as of June 30, 2013.

Note 11. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
Millions of dollars	2013		2012
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	—	20	1	20
Expected return on plan assets	(1)	(23)	(1)	(23)
Recognized actuarial loss	1	9	—	6
Net periodic benefit cost	$—	$6	$—	$3

	Six Months Ended June 30,
Millions of dollars	2013		2012
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	41	2	40
Expected return on plan assets	(2)	(45)	(2)	(46)
Recognized actuarial loss	1	17	1	12
Net periodic benefit cost	$—	$14	$1	$7

For the six months ended June 30, 2013, we contributed approximately $12 million of the $43 million we currently expect to contribute to our international plans in 2013. We have made no contributions towards the $1 million we currently expect to contribute to our domestic plans in 2013.

Note 12. Recent Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in this ASU are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

On July 17, 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to the U.S. Treasury Rate and the LIBOR rate. The ASU also removes the restriction on using different benchmark rates for similar hedges. The amendments in this ASU are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on our financial position, results of operations or cash flows.

On March 4, 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This ASU requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, then the parent is required to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance still applies. In the case of an equity method investment that is not a foreign entity, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The amendments in this ASU are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

On February 28, 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU requires an entity to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has both agreed and expects to pay on the basis of its arrangement among its co-obligors. The entity is also required to disclose the nature and amount of the obligation. The amendments in this ASU are effective retrospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Abundant shale gas supplies and resulting low prices in North America are driving renewed interest in petrochemical project investments. We continue to be engaged in studies and front-end engineering and design projects, reflecting clients' intentions to invest in capital intensive energy projects that utilize our process technologies and EPC project delivery skills.

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

Infrastructure, Government and Power Markets (“IGP”). A significant portion of our IGP business group’s current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending, including the effects of sequestration. The logistics support services we provide to the U.S. government are delivered under the LogCAP IV contract and other competitively bid contracts. As a result of withdrawal of U.S. combat troops in Iraq, we demobilized our operations under the LogCAP III contract, which effectively ended in December 2011, while continuing to support the U.S. Department of State's presence in Iraq under LogCAP IV. We expect the volume of services we provide to the US and UK governments in the Middle East to continue to decline as troop counts are drawn down, which will be offset by increased opportunity to supply logistics and infrastructure services to these clients as troops and equipment are redeployed to other locations.

We operate in diverse civil infrastructure markets, including transportation, water and waste treatment and facilities. In addition to U.S. state, local and federal agencies, we provide these services to governments around the world including the U.K., Australia and the Middle East. There has been a general trend of under-investment in public infrastructure, particularly related to the quality of water, wastewater, roads and transit, rail, airports and educational facilities, where demand for expanded and improved infrastructure has historically outpaced funding. We have seen increased activity related to these types of projects particularly in the Middle East; however, the global economic recession has caused markets to remain flat in the U.S., U.K. and Australia, which has resulted in delays or slow start-ups to major projects.

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

Ongoing major programs for our IGP business group include the LogCAP IV and the Aspire Defence Services projects. The LogCAP IV project ramped up in 2011, simultaneously with the completion and ramp-down of the LogCAP III project. The Aspire Defence project is an ongoing project to provide support to the United Kingdom MoD. We expect both projects to continue to provide significant revenue streams to our IGP business group in 2013.

We provide a wide range of construction and maintenance services to a variety of industries in the U.S. and Canada, including forest products, power, commercial and institutional buildings, general industrial and manufacturing.  Demand for industrial construction services is increasing in the U.S and Canada, while the commercial building market shows signs of improvement.

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

In our intangible assets discussion in Note 6 Goodwill and Intangible Assets to our Form 10-K for the year ended December 31, 2012, we disclosed that we performed an undiscounted cash flow analysis due to the triggering event identified in the Minerals reporting unit and did not identify any impairment of intangible assets. In addition, we evaluated the other long term assets consisting mainly of property, plant and equipment and did not identify an impairment of those assets.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Revenue by Business Group	Three Months Ended June 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Revenue: (1)
Hydrocarbons:
Gas Monetization	$612	$809	$(197)	(24)%
Oil & Gas	113	135	(22)	(16)%
Downstream	174	131	43	33%
Technology	56	47	9	19%
Total Hydrocarbons	955	1,122	(167)	(15)%
Infrastructure, Government and Power:
North American Government and Logistics	139	173	(34)	(20)%
International Government, Defence and Support Services	85	93	(8)	(9)%
Infrastructure	49	68	(19)	(28)%
Minerals	34	62	(28)	(45)%
Power and Industrial	85	95	(10)	(11)%
Total Infrastructure, Government and Power	392	491	(99)	(20)%
Services	622	425	197	46%
Ventures	19	15	4	27%
Other	8	9	(1)	(11)%
Total revenue	$1,996	$2,062	$(66)	(3)%

(1)
We often participate in larger projects as a joint venture partner and provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group	Three Months Ended June 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Business group income:
Hydrocarbons:
Gas Monetization	$101	$94	$7	7%
Oil & Gas	26	38	(12)	(32)%
Downstream	22	13	9	69%
Technology	28	19	9	47%
Total job income	177	164	13	8%
Divisional overhead	(36)	(33)	(3)	(9)%
Total Hydrocarbons	141	131	10	8%
Infrastructure, Government and Power:
North American Government and Logistics	14	5	9	180%
International Government, Defence and Support Services	31	26	5	19%
Infrastructure	8	16	(8)	(50)%
Minerals	3	6	(3)	(50)%
Power and Industrial	6	10	(4)	(40)%
Total job income	62	63	(1)	(2)%
Divisional overhead	(37)	(35)	(2)	(6)%
Total Infrastructure, Government and Power	25	28	(3)	(11)%
Services:
Job income	38	29	9	31%
Divisional overhead	(15)	(13)	(2)	(15)%
Total Services	23	16	7	44%
Ventures:
Job income	12	10	2	20%
Total Ventures	12	10	2	20%
Other:
Job income	4	5	(1)	(20)%
Loss on sale of assets	—	(2)	2	100%
Divisional overhead	(2)	(1)	(1)	(100)%
Total Other	2	2	—	—%
Total business group income	203	187	16	9%
Unallocated amounts:
Labor cost absorption expense	(17)	(6)	(11)	(183)%
Corporate general and administrative expense	(63)	(52)	(11)	(21)%
Total operating income	$123	$129	$(6)	(5)%

n/m - not meaningful

Hydrocarbons

Gas Monetization. Gas Monetization revenue decreased by $197 million in the second quarter of 2013 compared to the same period of the prior year, primarily driven by lower volume of work associated with project completions or near completions on the Escravos GTL and the Skikda LNG projects. The decrease in revenues was partially offset by increased activity on the Gorgon LNG project and the EPC phase of the Ichthys LNG project.

Gas Monetization job income increased by $7 million in the second quarter of 2013 compared to the same period of the prior year. Activity on the Gorgon, Ichthys and other projects contributed $45 million to this increase, which was offset by decreases of $38 million primarily due to lower activity and project completions of Skikda LNG and other projects.

Oil & Gas. Oil & Gas revenue and job income decreased by $22 million and $12 million, respectively, in the second quarter of 2013 compared to the same period of the prior year. The decreases in revenue and job income were primarily due to the completion or near-completion of several long term projects including a project in the North Sea, as well as recognition of approximately $8 million of license fee revenue and income in 2012 for several semi-submersible hulls. These decreases were partially offset by new project awards including a FEED project in Iraq, other long term technical service projects and progress on existing projects including a project in Azerbaijan.

Downstream. Downstream revenue and job income increased by $43 million and $9 million, respectively, in the second quarter of 2013 compared to the same period of the prior year. These increases were primarily due to increased activity on newly awarded and other existing projects in Uzbekistan, the Middle East and North America, including the recently awarded Dyno Nobel project, partially offset by completions and near completions on projects in North America and the Middle East.

Technology. Technology revenue and job income both increased by $9 million in the second quarter of 2013 compared to the same period of the prior year. This increase was primarily due to the progress achieved on license and engineering projects in the U.S., Hungary, India, Bolivia, Nigeria and Indonesia which collectively contributed $20 million to revenues and $14 million to job income. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on ammonia projects located in Latin America and China, as well as other projects.

Infrastructure, Government and Power

North American Government and Logistics (“NAGL”). NAGL revenue decreased by $34 million in the second quarter of 2013 compared to the same period of the prior year, due to reduced activity under the LogCAP IV contract. This reduction was driven by base closures and headcount reductions under the LogCAP IV contract supporting the U.S. Military and Department of State in Iraq. This decrease was partially offset by continuing close-out activities under the LogCAP III contract.

NAGL job income increased by $9 million in the second quarter of 2013 compared to the same period of the prior year, primarily due to the unfavorable ruling from the U.S. COFC regarding the reasonableness of certain questioned costs associated with dining facility services which resulted in a noncash, pre-tax charge of $28 million and a favorable adjustment associated with its incurred cost rates of $10 million in the second quarter of 2012. Partially offsetting the increase was lower income related to the LogCAP IV contract in 2013.

International Government, Defence and Support Services (“IGDSS”). IGDSS revenue decreased by $8 million in the second quarter of 2013 compared to the same period of the prior year. The decrease was driven by reduced activity related to support services in Africa as well as completions on U.K. MoD contracts, partially offset by new awards and activity on a NATO contract in Afghanistan.

IGDSS job income increased by $5 million in the second quarter of 2013 compared to the same period of the prior year. The increase was driven by activity on the NATO contract in Afghanistan and the Aspire Defence project, partially offset by the completion of a U.K. MoD contract in Afghanistan.

Infrastructure. Infrastructure revenue and job income decreased by $19 million and $8 million, respectively, in the second quarter of 2013 compared to the same period of the prior year. The decrease in revenue and job income was due to a continuing decline in market conditions in the APAC market and the completion and near completion of several projects, partially offset by increased activity in the Middle East associated with the expansion of the Doha Expressway program.

Minerals. Minerals revenue decreased by $28 million in the second quarter of 2013 compared to the same period of the prior year due to lower volume of work and progress on existing projects. The decline in mining and mineral market conditions has delayed previously planned capital projects and consequently led to a decline in project awards.

Minerals job income decreased by $3 million in the second quarter of 2013 compared to the same period of the prior year. The decrease was due to completion and ramping down of existing projects in Australia as well as favorable subcontractor charges recognized in the second quarter of 2012 which did not recur in our North American business.

Power and Industrial (“P&I”). P&I revenue and job income decreased by $10 million and $4 million, respectively, in the second quarter of 2013 compared to the same period of the prior year. The decreases were due to declining workload on a coal gasification project in Mississippi, partially offset by increased progress on a waste-to-energy project in Florida and progress on an air quality controls systems project in Kentucky.

Services

Services revenue increased by $197 million in the second quarter of 2013 compared to the same period of the prior year. This increase was primarily driven by increases of $126 million in our Canada product line, $54 million in our Building Group product line and $29 million in our Industrial Services and other product lines due to several new awards and increased activity on new and existing projects. The increased activity in our Canada product line was primarily related to construction services for gas plants in Northern British Columbia and construction, modules and turnaround services for oil sands projects in Alberta. The increase in our Building Group product line was due to activity on new awards including projects in the aerospace and defense industry. These increases were partially offset by lower revenue of $12 million related to the 2013 drydocking of two vessels in our MMM joint venture and our U.S. Construction product line due to a higher volume of work in 2012 associated with a paper mill upgrade project that was completed in June 2012.

Services job income increased by $9 million in the second quarter of 2013 compared to the same period of the prior year due to increased income from our Canadian product line related to construction services for gas plants in Northern British Columbia and construction, modules and turnaround services for oil sands projects in Alberta. This increase was partially offset by lower job income in international operations related to the 2013 drydocking of two vessels in our MMM joint venture. For the year ended December 31, 2012, job income losses of $82 million were recognized for several fixed-price projects due to estimated increased costs at completion.  The increase in estimated costs was primarily related to lower productivity and higher wage rates.  In the second quarter of 2013, one of these projects experienced increased estimated costs that were offset by lower estimated costs to complete on two other projects.

Ventures

Ventures revenue was $19 million and job income was $12 million in the second quarter of 2013 compared to revenue of $15 million and job income of $10 million in the second quarter of 2012. The increases were primarily driven by lower maintenance expenditures on a project in the UK in 2013 and charges associated with hedging activities incurred during 2012 for the EBIC ammonia plant in Egypt that did not occur in 2013. These increases were partially offset by declines for the EBIC ammonia plant in Egypt resulting from continued low gas feedstock supply which we began experiencing in late 2012.

Changes in Estimates

Revenue and cost estimates for our engineering and construction contracts and government contracts are continuously revised in the normal course of operating our business. Under ASC 605-35, Revenue Recognition-Construction-Type and Production, changes in estimates from continuous and normal processes require disclosure if the effect is material. Significant revisions to contract estimates had a $13 million positive impact during the three months ended June 30, 2013 on the segment operating income of our Hydrocarbons business group as a result of client-driven revised project man-hour estimates on projects in our Gas Monetization business unit.

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

	Three Months Ended June 30, 2013
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$612	$—	$612
Oil & Gas	113	163	276
Downstream	174	157	331
Technology	56	—	56
Total Hydrocarbons	955	320	1,275
Infrastructure, Government and Power:
North American Government and Logistics	139	21	160
International Government, Defence and Support Services	85	—	85
Infrastructure	49	—	49
Minerals	34	—	34
Power and Industrial	85	281	366
Total Infrastructure, Government and Power	392	302	694
Services	622	(622)	—
Other	27	—	27
Total KBR Revenue	$1,996	$—	$1,996

	Three Months Ended June 30, 2012
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$809	$—	$809
Oil & Gas	135	77	212
Downstream	131	98	229
Technology	47	—	47
Total Hydrocarbons	1,122	175	1,297
Infrastructure, Government and Power:
North American Government and Logistics	173	15	188
International Government, Defence and Support Services	93	—	93
Infrastructure	68	—	68
Minerals	62	—	62
Power and Industrial	95	235	330
Total Infrastructure, Government and Power	491	250	741
Services	425	(425)	—
Other	24	—	24
Total KBR Revenue	$2,062	$—	$2,062

Corporate, tax and other matters

Labor cost absorption expense represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $17 million in the second quarter of 2013 compared to $6 million over the same period of the prior year. This increase was primarily due to lower chargeable hours and utilization in several of our engineering offices as a result of delays in awards of certain expected projects as well as charges of $5 million related to closure costs in one of our non-core offices.

General and administrative expense was $63 million in the second quarter of 2013 compared to $52 million in the second quarter of 2012. The increase was primarily due to higher enterprise resource planning ("ERP") project expenses and information technology infrastructure costs.

Net interest expense and interest income both remained flat, respectively, in the second quarter of 2013 compared to the same period of the prior year

Our effective tax rate was approximately 12% for the three months ended June 30, 2013. The adjusted effective tax rate excluding discrete items was approximately 19% for the three months ended June 30, 2013. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the three months ended June 30, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. During the second quarter of 2013, we recognized discrete net tax benefits of approximately $9 million including benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

Our effective tax rate was approximately 14% for the three months ended June 30, 2012. Our adjusted effective tax rate was 30% for the three months ended June 30, 2012, respectively. Our adjusted effective tax rate increased during the second quarter of 2012 by approximately 3% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The adjusted effective tax was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the second quarter of 2012, we recognized discrete net tax benefits of approximately $19 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Net income attributable to noncontrolling interests was $21 million and $8 million in the second quarter of 2013 and 2012, respectively. The increase primarily resulted from higher income on an LNG project executed by a consolidated joint venture and an industrial project in Egypt.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Revenue by Business Group	Six Months Ended June 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Hydrocarbons:
Gas Monetization	$1,217	$1,614	$(397)	(25)%
Oil & Gas	224	256	(32)	(13)%
Downstream	352	272	80	29%
Technology	109	96	13	14%
Total Hydrocarbons	1,902	2,238	(336)	(15)%
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	298	382	(84)	(22)%
International Government, Defence and Support Services	159	191	(32)	(17)%
Infrastructure	100	132	(32)	(24)%
Minerals	72	125	(53)	(42)%
Power and Industrial	170	179	(9)	(5)%
Total IGP	799	1,009	(210)	(21)%
Services	1,107	773	334	43%
Ventures	33	29	4	14%
Other	14	14	—	—%
Total revenue	$3,855	$4,063	$(208)	(5)%

(1)
We often participate in larger projects as a joint venture partner and provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Group	Six Months Ended June 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Business group income (loss):
Hydrocarbons:
Gas Monetization	$205	$173	$32	18%
Oil & Gas	51	61	(10)	(16)%
Downstream	48	27	21	78%
Technology	53	39	14	36%
Total job income	357	300	57	19%
Divisional overhead	(68)	(64)	(4)	(6)%
Total Hydrocarbons	289	236	53	22%
Infrastructure, Government and Power (“IGP”):
North American Government and Logistics	34	20	14	70%
International Government, Defence and Support Services	53	62	(9)	(15)%
Infrastructure	18	31	(13)	(42)%
Minerals	6	5	1	20%
Power and Industrial	14	20	(6)	(30)%
Total job income	125	138	(13)	(9)%
Gain on sale of assets	—	2	(2)	(100)%
Divisional overhead	(73)	(73)	—	—%
Total IGP	52	67	(15)	(22)%
Services:
Job income	69	57	12	21%
Divisional overhead	(28)	(29)	1	3%
Total Services	41	28	13	46%
Ventures:
Job income	20	18	2	11%
Divisional overhead	(1)	(1)	—	—%
Total Ventures	19	17	2	12%
Other:
Job income	7	9	(2)	(22)%
Gain on sale of assets	(1)	—	(1)	—%
Divisional overhead	(4)	(4)	—	—%
Total Other	2	5	(3)	(60)%
Total business group income	403	353	50	14%
Unallocated amounts:
Labor cost absorption (expense)	(32)	(5)	(27)	(540)%
Corporate general and administrative expense	(115)	(107)	(8)	(7)%
Total operating income	$256	$241	$15	6%

n/m - not meaningful

Hydrocarbons

Gas Monetization. Gas Monetization revenue decreased by $397 million in the first six months of 2013 compared to the same period of the prior year, primarily driven by lower volume of work associated with project completions or near completions on the Escravos GTL and the Skikda LNG projects. The decrease in revenues was offset by increased activity on the Gorgon LNG project and the EPC phase of the Ichthys LNG project.

Gas Monetization job income increased by $32 million in the first six months of 2013 compared to the same period of the prior year. Activity on the Gorgon, Ichthys and other projects contributed $63 million to this increase. This increase was partially offset by decreases of $29 million primarily due to lower activity and project completions of Skikda LNG and other projects.

Oil & Gas. Oil & Gas revenue and job income decreased by $32 million and $10 million, respectively, in the first six months of 2013 compared to the same period of the prior year. The decreases in revenue and job income were primarily due to the completion or near-completion of several long term projects including a project in the North Sea, as well as recognition of approximately $8 million of license fee revenue and income in 2012 for several semi-submersible hulls. These decreases were partially offset by new project awards, other long term technical service projects and progress on existing projects including a project in Azerbaijan.

Downstream. Downstream revenue and job income increased by $80 million and $21 million, respectively, in the first six months of 2013 compared to the same period of the prior year. These increases were primarily due to increased activity on newly awarded and other existing projects in Uzbekistan, the Middle East and North America, including the recently awarded Dyno Nobel project, partially offset by completions and near completions on projects in North America, Africa and the Middle East.

Technology. Technology revenue and job income increased by $13 million and $14 million, respectively, in the first six months of 2013 compared to the same period of the prior year. This increase was primarily due to the progress achieved on license and engineering projects in the U.S., Uzbekistan, Hungary, Bolivia, Nigeria and Indonesia which collectively contributed $31 million to revenues and $23 million to job income. Partially offsetting these increases were decreases in revenue and job income associated with the completion of engineering services on ammonia projects located in Latin America and the Middle East, as well as other projects.

Infrastructure, Government and Power

North American Government and Logistics (“NAGL”). NAGL revenue decreased by $84 million in the first six months of 2013 compared to the same period of the prior year, due to reduced activity under the LogCAP IV contract. This reduction was driven by base closures and headcount reductions as the government continues its withdrawal from Iraq. This decrease was partially offset by continued close-out activities under the LogCAP III contract.

NAGL job income increased by $14 million in the first six months of 2013 compared to the same period of the prior year, primarily due to the unfavorable ruling from the U.S. COFC regarding the reasonableness of certain questioned costs associated with dining facility services which resulted in a noncash, pre-tax charge of $28 million and a favorable adjustment associated with its incurred costs rates of $8 million in 2012 and award and base fees earned under the LogCAP III contract in 2013. These amounts were partially offset by lower income related to the LogCAP IV contract.

International Government, Defence and Support Services (“IGDSS”). IGDSS revenue decreased by $32 million in the first six months of 2013 compared to the same period of the prior year. The decrease was driven by lower activity on a support services contract in Africa, completions on U.K. MoD contracts and lower activity on the Aspire Defence project. The decrease was partially offset by new awards and activity on a NATO contract in Afghanistan.

IGDSS job income decreased by $9 million in the first six months of 2013 compared to the same period of the prior year. The decrease was driven by lower activity on the Aspire Defence project and the completion of a U.K. MoD contract in Afghanistan. These decreases were partially offset by activity on the NATO contract in Afghanistan.

Infrastructure. Infrastructure revenue and job income decreased by $32 million and $13 million, respectively, in the first six months of 2013 compared to the same period of the prior year. The decrease in revenue and job income was due to a continuing decline in market conditions in the APAC market and the completion and near completion of several projects, partially offset by increased activity in the Middle East associated with the expansion of the Doha Expressway program.

Minerals. Minerals revenue decreased by $53 million in the first six months of 2013 compared to the same period of the prior year due to lower volume of work and progress on existing projects. The decline in mining and mineral market conditions has delayed previously planned capital projects and consequently led to a decline in project awards.

Minerals job income increased by $1 million in the first six months of 2013 compared to the same period of the prior year. The increase was primarily due to charges recognized in the first quarter of 2012 in our North American business stemming from increased costs to complete our legacy projects which did not recur in 2013 and charges recognized in the second quarter of 2012 stemming from increased costs to complete the two Indonesian projects which did not recur in 2013. We are holding discussions with our client surrounding project closeout issues about which we currently differ; however, we view our services as concluded and are proceeding to demobilize. These increases were offset by decreased activity in Australia due to project completions in 2012.

Power and Industrial (“P&I”). P&I revenue and job income decreased by $9 million and $6 million, respectively, in the first six months of 2013 compared to the same period of the prior year. The decreases were due to declining workload on a coal gasification project in Mississippi, partially offset by increased progress on a waste-to-energy project in Florida and progress on an air quality controls systems project in Kentucky.

Services

Services revenue increased by $334 million in the first six months of 2013 compared to the same period of the prior year. This increase was driven by increases of $221 million in our Canada product line, $49 million in our Building Group, $35 million in our Industrial Services product line and $29 million in our U.S. Construction product line due to several new awards and increased activity on new and existing projects. The increased activity in our Canada product line was primarily related to construction services for gas plants in Northern British Columbia and construction, modules and turnaround services for oil sands projects in Alberta. The increase in our Building Group and Industrial Services product line was due to activity on new awards, including projects in the aerospace and defense industry for the Building Group. The increase in our U.S. Construction product line was primarily associated with the construction of a base oil facility and a gas plant expansion, which had increased activities in 2013.

Services job income increased by $12 million in the first six months of 2013 compared to the same period of the prior year due to increased income from our Canadian product line related to construction services for gas plants in Northern British Columbia and construction, modules and turnaround services for oil sands projects in Alberta. This increase was partially offset by lower job income in international operations due to drydocking activities in 2013 and our U.S. Construction product line due to the continued progress on several loss projects in 2013 that did not occur in first six months of 2012.

Ventures

Ventures revenue was $33 million and job income was $20 million in the first six months of 2013, compared to revenues of $29 million and job income of $18 million in the first six months of 2012. The increases were primarily driven by lower maintenance expenditures on a project in the UK in 2013 and charges associated with hedging activities incurred during 2012 for the EBIC ammonia plant in Egypt that did not occur in 2013. These increases were partially offset by declines for the EBIC ammonia plant in Egypt resulting from continued low gas feedstock supply which we began experiencing in late 2012.

Changes in Estimates

Revenue and cost estimates for our engineering and construction contracts and government contracts are continuously revised in the normal course of operating our business. Under ASC 605-35, Revenue Recognition-Construction-Type and Production, changes in estimates from continuous and normal processes require disclosure if the effect is material. Significant revisions to contract estimates had a $51 million positive impact during the six months ended June 30, 2013 on the segment operating income of our Hydrocarbons business group as a result of client-driven revised project man-hour and other project estimate changes in our Gas Monetization business unit.

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

	Six Months Ended June 30, 2013
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$1,217	$—	$1,217
Oil & Gas	224	293	517
Downstream	352	287	639
Technology	109	—	109
Total Hydrocarbons	1,902	580	2,482
Infrastructure, Government and Power:
North American Government and Logistics	298	31	329
International Government, Defence and Support Services	159	—	159
Infrastructure	100	—	100
Minerals	72	—	72
Power and Industrial	170	496	666
Total Infrastructure, Government and Power	799	527	1,326
Services	1,107	(1,107)	—
Other	47	—	47
Total KBR Revenue	$3,855	$—	$3,855

	Six Months Ended June 30, 2012
(in millions)	Business Group Revenue	Services Revenue	Total Revenue by Market Sectors
Hydrocarbons:
Gas Monetization	$1,614	$—	$1,614
Oil & Gas	256	118	374
Downstream	272	183	455
Technology	96	—	96
Total Hydrocarbons	2,238	301	2,539
Infrastructure, Government and Power:
North American Government and Logistics	382	28	410
International Government, Defence and Support Services	191	—	191
Infrastructure	132	—	132
Minerals	125	—	125
Power and Industrial	179	444	623
Total Infrastructure, Government and Power	1,009	472	1,481
Services	773	(773)	—
Other	43	—	43
Total KBR Revenue	$4,063	$—	$4,063

Corporate, tax and other matters

Labor cost absorption expense represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business units. Labor cost absorption expense was $32 million in the first six months of 2013 compared to $5 million compared to the same period of the prior year. This increase was primarily due to lower chargeable hours and utilization in several of our engineering offices as a result of delays in awards of certain expected projects as well as $5 million related to closure costs in one of our non-core offices.

General and administrative expense was $115 million in the first six months of 2013 compared to $107 million in the same period of the prior year. The increase was primarily due to higher enterprise resource planning ("ERP") project expenses.

Net interest expense and interest income both remained flat, respectively, in the first six months of 2013 compared to the same period of the prior year.

Our effective tax rate was approximately 18% for the six months ended June 30, 2013. The adjusted effective tax rate excluding discrete items was approximately 23% for the six months ended June 30, 2013. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the six months ended June 30, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. In the first six months of 2013, we recognized discrete net tax benefits of approximately $14 million including benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

Our effective tax rate was approximately 12% for the six months ended June 30, 2012. Our adjusted effective tax rate was 28% for the six months ended June 30, 2012, respectively. Our adjusted effective tax rate for the six months ended June 30, 2012 increased during the second quarter of 2012 by approximately 3% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The adjusted effective tax was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first six months of 2012, we recognized discrete net tax benefits of approximately $39 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Net income attributable to noncontrolling interests was $30 million and $15 million in the second quarter of 2013 and 2012, respectively. The increase primarily resulted from higher income on an LNG project executed by a consolidated joint venture and a general engineering services joint venture.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.3 billion at June 30, 2013 and $5.8 billion at December 31, 2012. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.8 billion at June 30, 2013 and $2.1 billion at December 31, 2012. All backlog is attributable to firm orders as of June 30, 2013 and December 31, 2012. Backlog attributable to unfunded government orders was $100 million at June 30, 2013 and $236 million as of December 31, 2012.

Backlog

	June 30,	December 31,
(in millions)	2013	2012
Hydrocarbons:
Gas Monetization	$6,672	$7,745
Oil & Gas	126	215
Downstream	1,523	740
Technology	425	399
Total Hydrocarbons	$8,746	$9,099
Infrastructure, Government and Power:
North American Government and Logistics	419	645
International Government, Defence and Support Services	875	975
Infrastructure	176	205
Minerals	73	131
Power and Industrial	722	868
Total Infrastructure, Government and Power	$2,265	$2,824
Services	1,862	2,025
Ventures	931	983
Total backlog	$13,804	$14,931

We estimate that as of June 30, 2013, 51% of our backlog will be executed within one year. As of June 30, 2013, 48% of our backlog was attributable to fixed-price contracts and 52% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Hydrocarbons backlog decreased $353 million primarily due to $1.5 billion of work performed on existing projects and was partially offset by new awards of $1.2 billion primarily in our Downstream business unit. IGP backlog decreased by $559 million primarily as a result of work performed on existing projects across all IGP business units. Services backlog decreased $163 million due to $669 million of work performed on various construction projects in the U.S. and Canada and was partially offset by new awards of $507 million primarily in our Building Group and Canada product lines.

Liquidity and Capital Resources

Cash and equivalents totaled $800 million at June 30, 2013 and $1.1 billion at December 31, 2012, which included $141 million and $201 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distribution of profits.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world, the majority of which are outside of the U.S. Of the $659 million in non-joint venture cash and equivalents held at June 30, 2013, approximately $458 million is held in foreign subsidiaries. The remaining cash is non-joint venture domestic cash. Demands on our domestic cash have increased as a result of our increased dividend and our strategic initiatives including business acquisitions, share repurchases and capital expenditures. We fund these initiatives through our existing cash and investment balances and internally generated cash. When appropriate, we may access offshore cash and equivalents. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for foreign activities primarily associated with project execution. We believe that internally generated cash flows are sufficient to support our day-to-day business operations, both domestically and internationally, for at least the next 12 months.

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations in Australia.  Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. Beginning in the second quarter of 2012, we provided for U.S. federal and state income taxes on 50% of the earnings of our Australian operations. We will continue to provide for U.S. federal and state taxes on this portion of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether the remaining 50% of our Australia earnings would be considered permanently reinvested, we considered our future non-US cash needs such as, 1) our anticipated international operations' working capital requirements, including funding of our non-US pension plans; 2) the expected growth opportunities in our international markets, and; 3) our plans to capture strategic acquisition and investment opportunities in the international arena. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of June 30, 2013, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $439 million.

Cash flow activities summary
	Six Months Ended June 30,
Millions of dollars	2013	2012
Cash flows used in operating activities	$(97)	$(55)
Cash flows used in investing activities	(34)	(31)
Cash flows used in financing activities	(69)	(49)
Effect of exchange rate changes on cash	(53)	(7)
Decrease in cash and equivalents	(253)	(142)

Operating activities. Cash used in operations totaled $97 million in the first six months of 2013 and was driven by our payment of $108 million in outstanding performance bonds to PEMEX (see Note 6). In addition, we contributed approximately $12 million to our pension funds.

Cash used in operations totaled $55 million in the first six months of 2012 and was driven primarily by the timing of working capital requirements on several large projects. In addition, we contributed approximately $15 million to our pension funds during the first six months of 2012.

Investing activities. Cash used in investing activities in the first six months of 2013 totaled $34 million which was primarily due to capital expenditures associated with information technology projects.

Cash used in investing activities in the first six months of 2012 totaled $31 million which was primarily due to capital expenditures of $33 million associated with information technology projects and leasehold improvements.

Financing activities. Cash used in financing activities in the first six months of 2013 totaled $69 million and included $46 million for distributions to noncontrolling interests, $12 million for dividend payments to common shareholders, $9 million for principal payments on other long-term borrowings and $6 million for the repurchase of common stock. The uses of cash were partially offset by $4 million of net proceeds from the issuance of stock.

Cash used in financing activities in the first six months of 2012 totaled $49 million and included $25 million for the repurchase of common stock, $15 million for dividend payments to common shareholders and $10 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010.

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

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of June 30, 2013, there were $235 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At June 30, 2013, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 6 to our condensed consolidated financial statements). At June 30, 2013, the remaining availability under the Distribution Cap was approximately $643 million.

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

Off-balance sheet arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of June 30, 2013, we have utilized $726 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $235 million issued under our Credit Agreement and $491 million issued under uncommitted bank lines at June 30, 2013. Of the total letters of credit outstanding, $262 million relate to our joint venture operations. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other factors affecting liquidity

Percentage-of-completion contracts claims. As of June 30, 2013, claims were approximately $170 million and included claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $134 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. If we are unable to settle the claim with the customer, we intend to pursue recovery through other dispute resolution procedures. The claims related to this EPC contract have been recorded as a current assets in "Unbilled receivables on uncompleted contracts."

Government claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $260 million at June 30, 2013, of which $102 million is included in “Accounts receivable” and $158 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $102 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $158 million primarily represents costs for which incremental funding is pending in the normal course of business.  The claims outstanding at June 30, 2013 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $8 million at June 30, 2013 and $2 million at December 31, 2012, (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business group, totaled $690 million or 9% of consolidated revenue, in 2012, $2.2 billion or 24% of consolidated revenue in 2011, and $3.3 billion or 32% of consolidated revenue in 2010. Revenue from the Chevron Corporation, which was derived almost entirely from our Hydrocarbons business group, totaled $1,028 million or 27% of consolidated revenue for the six months ended June 30, 2013, $2.3 billion or 29% of consolidated revenue in 2012, $2.0 billion or 22% of consolidated revenue in 2011, and $1.8 billion or 18% of consolidated revenue in 2010. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On August 26, 2011, KBR announced that its Board of Directors authorized a share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2013. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2013
Repurchases	—	$—	—	7,584,764
Employee transactions	23,733	$29.48	—	—
May 1 -31, 2013
Repurchases	—	$—	—	7,584,764
Employee transactions	597	$33.80	—	—
June 3 - 28, 2013
Repurchases	—	$—	—	7,584,764
Employee transactions	760	$32.29	—	—
Total
Repurchases	—	$—	—	7,584,764
Employee transactions	25,090	$29.67	—	—

(1)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.

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

Date: July 25, 2013