Form 10-Q
period 2013-09-30
KBR, INC.
filed 2013-10-24
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

As of October 15, 2013, there were 148,129,997 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Services	$1,780	$1,949	$5,559	$5,942
Equity in earnings of unconsolidated affiliates, net	31	43	107	113
Total revenue	1,811	1,992	5,666	6,055
Operating costs and expenses:
Cost of services	1,579	1,767	5,062	5,484
General and administrative	66	56	181	163
Impairment of goodwill and long-lived assets	—	180	—	180
Loss (gain) on disposition of assets, net	—	—	1	(2)
Total operating costs and expenses	1,645	2,003	5,244	5,825
Operating income (loss)	166	(11)	422	230
Interest expense, net	(1)	(2)	(3)	(6)
Foreign currency losses, net	(2)	(2)	(2)	—
Other non-operating expense	(1)	—	(2)	(1)
Income (loss) before income taxes and noncontrolling interests	162	(15)	415	223
Provision for income taxes	(75)	(45)	(120)	(73)
Net income (loss)	87	(60)	295	150
Net income (loss) attributable to noncontrolling interests	(63)	(21)	(93)	(36)
Net income (loss) attributable to KBR	$24	$(81)	$202	$114
Net income (loss) attributable to KBR per share:
Basic	$0.16	$(0.55)	$1.37	$0.77
Diluted	$0.16	$(0.55)	$1.36	$0.76
Basic weighted average common shares outstanding	148	147	148	148
Diluted weighted average common shares outstanding	149	147	149	149
Cash dividends declared per share	$0.08	$0.05	$0.16	$0.15
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$87	$(60)	$295	$150
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	17	4	(35)	(11)
Reclassification adjustment for CTA included in net income	—	—	1	(2)
Net cumulative translation adjustment, net of tax of $2, $7, $(8) and $7	17	4	(34)	(13)
Pension liability adjustments, net of tax:
Reclassification adjustment for pension liability losses included in net income, net of taxes of $4, $1, $6 and $5	5	5	21	16
Unrealized gains on derivatives:
Unrealized holding gains on derivatives, net of tax	—	—	—	2
Reclassification adjustments for losses included in net income	—	—	—	2
Net unrealized gain on derivatives, net of taxes of $0, $0, $0 and $1	—	—	—	4
Other comprehensive income (loss), net of tax	22	9	(13)	7
Comprehensive income (loss)	109	(51)	282	157
Less: Comprehensive income attributable to noncontrolling interests	(65)	(20)	(100)	(36)
Comprehensive income (loss) attributable to KBR	$44	$(71)	$182	$121
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$959	$1,053
Receivables:
Accounts receivable, net of allowance for bad debts of $15 and $15	1,046	1,196
Unbilled receivables on uncompleted contracts	740	704
Total receivables	1,786	1,900
Current deferred income tax asset	153	251
Other current assets	320	464
Total current assets	3,218	3,668
Property, plant, and equipment, net of accumulated depreciation of $384 and $356 (including net PPE of $67 and $72 owned by a variable interest entity - See Note 10)	405	390
Goodwill	776	779
Intangible assets, net	90	99
Equity in and advances to related companies	154	217
Noncurrent deferred tax asset	286	203
Noncurrent unbilled receivables on uncompleted contracts	401	294
Other noncurrent assets	90	117
Total assets	$5,420	$5,767
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$642	$756
Due to former parent, net	105	49
Advance billings on uncompleted contracts	390	536
Reserve for estimated losses on uncompleted contracts	25	56
Employee compensation and benefits	236	242
Current non-recourse project-finance debt of a variable interest entity (Note 10)	9	10
Other current liabilities	357	628
Total current liabilities	1,764	2,277
Noncurrent employee compensation and benefits	474	511
Noncurrent non-recourse project-finance debt of a variable interest entity (Note 10)	80	84
Other noncurrent liabilities	209	217
Noncurrent income tax payable	68	90
Noncurrent deferred tax liability	88	77
Total liabilities	2,683	3,256
KBR Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,856,741 and 173,218,898 shares issued, and 148,128,264 and 147,584,764 shares outstanding	—	—
Paid-in capital in excess of par	2,061	2,049
Accumulated other comprehensive loss	(623)	(610)
Retained earnings	1,887	1,709
Treasury stock, 25,728,477 shares and 25,634,134 shares, at cost	(610)	(606)
Total KBR shareholders’ equity	2,715	2,542
Noncontrolling interests	22	(31)
Total shareholders’ equity	2,737	2,511
Total liabilities and shareholders’ equity	$5,420	$5,767
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$295	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	48
Equity in earnings of unconsolidated affiliates	(107)	(113)
Deferred income tax expense	70	61
Impairment of goodwill and long-lived assets	—	180
Other	18	22
Changes in operating assets and liabilities:
Receivables	126	(94)
Unbilled receivables on uncompleted contracts	(72)	(292)
Accounts payable	(64)	117
Advance billings on uncompleted contracts	(103)	(144)
Accrued employee compensation and benefits	(14)	(49)
Reserve for loss on uncompleted contracts	(31)	(3)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	12	(2)
Distributions of earnings from unconsolidated affiliates	151	60
Payment on performance bonds	(108)	—
Other, net	(141)	48
Total cash flows provided by (used in) operating activities	81	(11)
Cash flows from investing activities:
Capital expenditures	(57)	(53)
Acquisition of business, net	—	(1)
Proceeds from sale of property, plant and equipment	7	—
Return of capital from equity method joint ventures	—	4
Total cash flows used in investing activities	$(50)	$(50)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Payments to reacquire common stock	$(7)	$(36)
Distributions to noncontrolling interests, net	(49)	(9)
Payments of dividends to shareholders	(24)	(22)
Net proceeds from issuance of stock	5	5
Excess tax benefits from share-based compensation	—	3
Payments on short-term and long-term borrowings	(9)	(10)
Other financing activities	1	1
Total cash flows used in financing activities	(83)	(68)
Effect of exchange rate changes on cash	(42)	9
Decrease in cash and equivalents	(94)	(120)
Cash and equivalents at beginning of period	1,053	966
Cash and equivalents at end of period	$959	$846
Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$12
Cash paid for income taxes (net of refunds)	$107	$75
Noncash operating activities
Other assets change for Barracuda arbitration (Note 7)	$(219)	$13
Other liabilities change for Barracuda arbitration (Note 7)	$219	$(13)
Noncash financing activities
Dividends declared	$12	$8
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Company and Basis of Presentation

KBR, Inc., a Delaware corporation, was formed on March 21, 2006. KBR, Inc. and its subsidiaries (collectively, “KBR”) is a global engineering, construction and services company supporting the energy, hydrocarbons, government services, minerals, civil infrastructure, power, industrial and commercial markets. Headquartered in Houston, Texas, we offer a wide range of services through our Gas Monetization; Hydrocarbons; Infrastructure, Government and Power (“IGP”); Services and Other business segments. See Note 4 for additional financial information about our business segments.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.  We believe the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all normal adjustments that management considers necessary for a fair presentation of our condensed consolidated results of operations, financial position and cash flows.  Operating results for interim periods are not necessarily indicative of results to be expected for the full fiscal year 2013 or any other future periods.

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

Accounting for pre-contract costs

Pre-contract costs incurred in anticipation of a specific contract award are deferred only if the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable. Pre-contract costs related to unsuccessful bids are written off no later than the period we are informed that we are not awarded the specific contract. Costs related to one-time activities such as introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing new operations are expensed when incurred. We had no deferred pre-contract costs at September 30, 2013 and December 31, 2012.

Cash and equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash related to contracts in progress as well as cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. Cash held by our joint ventures that we consolidate for accounting purposes totaled approximately $102 million at September 30, 2013 and $201 million at December 31, 2012. We expect to use joint venture cash for project costs and distributions of profits related to joint venture operations.

Accounting for retainage receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in the contracts and will be due upon completion of specific tasks or the completion of the contract. Our retainage receivable excludes amounts withheld under Form 1s related to certain contracts with the United States ("U.S.") government (see Note 5). As of September 30, 2013 and December 31, 2012, the current portion of retainage receivable included in accounts receivable was $101 million and $84 million, respectively, and the noncurrent portion of retainage receivable included in other noncurrent assets was $12 million and $11 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of Shares	2013	2012	2013	2012
Basic weighted average common shares outstanding	148	147	148	148
Stock options and restricted shares	1	—	1	1
Diluted weighted average common shares outstanding	149	147	149	149

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. There were no net earnings allocated to participating securities for the three months ended September 30, 2012, and $0.4 million for the nine months ended September 30, 2012. The diluted earnings per share calculation did not include 1.9 million and 1.8 million antidilutive weighted average shares for the three and nine months ended September 30, 2013, respectively. The diluted earnings per share calculation did not include 2.4 million and 1.3 million antidilutive weighted average shares for the three and nine months ended September 30, 2012, respectively.

Note 3. Percentage-of-Completion Contracts

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts and recorded in current and noncurrent unbilled receivables on uncompleted contracts are as follows:

	September 30,	December 31,
Millions of dollars	2013	2012
Claims	$167	$126
Unapproved change orders	$23	$35

As of September 30, 2013, claims and unapproved change orders related to several projects. Included in the table above are claims associated with the reimbursable portion of an engineering, procurement and construction (“EPC”) contract to construct an LNG facility for which we have recognized additional contract revenue totaling $129 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. See Note 5 for a discussion of U.S. government claims, which are not included in the table above. Also included in the table above are unapproved change orders of $5 million associated with one of our Indonesian projects and $13 million related to a building expansion project for which we are currently negotiating the change orders with the customer.

For our unconsolidated subsidiaries, our share of claims and unapproved change orders was $1 million and $53 million, respectively, as of September 30, 2013 and $3 million and $43 million, respectively as of December 31, 2012.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $7 million at September 30, 2013 and $2 million at December 31, 2012, respectively, (including amounts related to our share of unconsolidated subsidiaries) that we could incur based upon completing the projects as currently forecasted.

Advances

We receive customer advances in the normal course of business.  Most of these are periodic progress payments and are applied to invoices usually within one to three months. However, as of September 30, 2013 and December 31, 2012, we held advances from customers of $65 million and $82 million, respectively, which were designed to assist us in financing project activities including subcontractor costs. These balances are included in advance billings on uncompleted contracts in our condensed consolidated balance sheets. For these customers, the balances in trade accounts receivable and unbilled receivables on uncompleted contracts exceeded the amount of the advances.

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

Reportable segment performance is evaluated by our chief operating decision maker ("CODM") using operating segment income which is defined as operating segment revenue less the cost of services and segment overhead directly attributable to the operating segment. Reportable segment income excludes certain cost of services and general and administrative expenses directly attributable to the operating segment that is managed and reported at the corporate level and corporate general and administrative expenses. Labor cost absorption in the following table represents income or expense generated by our central service labor and resource groups for amounts charged to the operating segments. Additionally in the following table, depreciation and amortization associated with corporate assets are allocated to our operating segments for determining operating income or loss.

Business Reorganization

During the third quarter of 2013, we reorganized our business to better serve our customers, improve our organizational efficiency, increase sales and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, for a total of five reportable segments: Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our CODM. We have revised our segment reporting to represent how we currently manage our business and recasted prior periods to conform to the current segment presentation.

The table below presents information on our reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Revenue:
Gas Monetization	$552	$808	$1,769	$2,422
Hydrocarbons	364	311	1,050	935
Infrastructure, Government and Power	383	433	1,182	1,442
Services	494	419	1,601	1,192
Other	18	21	64	64
Total revenue	$1,811	$1,992	$5,666	$6,055
Business segment operating income:
Gas Monetization	$153	$141	$349	$300
Hydrocarbons	40	50	133	127
Infrastructure, Government and Power (a)	26	(149)	78	(82)
Services	17	—	58	28
Other	6	11	27	33
Business segment operating income	242	53	645	406
Unallocated amounts:
Labor cost absorption income (expense)	(10)	(8)	(42)	(13)
Corporate general and administrative expense	(66)	(56)	(181)	(163)
Total operating income	$166	$(11)	$422	$230

(a) - As a result of our interim goodwill impairment test, we recorded a noncash goodwill impairment charge of $178 million in our Minerals reporting unit, which is part of our IGP segment, for the three and nine months ended September 30, 2012.

Revenue and cost estimates for our engineering and construction contracts and government contracts are continuously revised in the normal course of operating our business. Under ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, changes in estimates from continuous and normal processes require disclosure if the effect is material. During the three and nine months ended September 30, 2013, significant revisions to contract estimates had a positive impact of

$90 million and a $141 million, respectively, on our Gas Monetization business segment operating income, due to a $71 million change order executed on the Gorgon LNG project during the third quarter, as well as changes in other project estimates.

Note 5. U.S. Government Matters

We provide substantial work under our government contracts to various governmental agencies, which include the United States Department of Defense (“DoD”), the United States Department of State and others. Given the demands of working domestically and overseas for the U.S. government, we may have disagreements or experience performance issues. When performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination, under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have received and expect to be a party to various claims against us by employees, third parties, soldiers, subcontractors and others, such as claims for wrongful termination, personal injury claims by third parties and army personnel, and subcontractor claims. While we believe we conduct our operations safely, the environments in which we operate often lead to these types of claims. We believe the vast majority of these claims are governed by the Defense Base Act or precluded by other defenses. We have a dispute resolution program under which most employment claims are subject to binding arbitration. However, as a result of amendments to the Department of Defense Appropriations Act of 2010 and subsequent litigation, certain types of employee claims cannot be compelled to binding arbitration. An unfavorable resolution or disposition of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Government Compliance Matters

The negotiation, administration and settlement of our contracts with the U.S. government, consisting primarily of DoD contracts, are subject to audit by the Defense Contract Audit Agency (“DCAA”), which serves in an advisory role to the Defense Contract Management Agency (“DCMA”). The DCMA is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Issues identified during these audits are typically discussed and reviewed with us, and certain matters are included in audit reports issued by the DCAA, with its recommendations to our customer’s Administrative Contracting Officer (“ACO”). We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the ACO. When agreement cannot be reached, the DCAA may issue a Form 1, “Notice of Contract Costs Suspended and/or Disapproved” or a Memorandum for Record, which recommends withholding the previously paid amounts or it may issue an advisory report to the ACO. Under regulatory authority, KBR is permitted to respond to these actions and provide additional support. At September 30, 2013, we have open Form 1s from the DCAA recommending suspension of payments totaling approximately $284 million associated with our contract costs incurred in prior years, of which $138 million has been withheld from our current billings. As a consequence, for certain of these matters, we have withheld $36 million from our subcontractors under the payment terms of those contracts. In addition, we have outstanding demand letters received from our customer requesting that we remit a total of $109 million of disapproved costs for which we do not believe we have a legal obligation to pay. During the course of their audits, DCAA also questions costs other than those identified in Form 1's that are, in their opinion, potentially unallocable, unallowable or unreasonable. These costs are not deemed unallowable until the Contracting Officer issues a Final Decision (COFD). We continue to work with our ACOs, the DCAA and our subcontractors to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals (“ASBCA”) or the United States Court of Federal Claims (“U.S. COFC”).

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

Private Security. In February 2007, we received a DCAA Form 1 informing us of the Government's intent to adjust payments under the LogCAP III contract associated with amounts allegedly charged for the use of private security contractors ("PSCs") by one of KBR's subcontractors, ESS, in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. Based on that notice, the Government withheld its initial assessment of approximately $20 million. The Government based its calculation on communications with the subcontractor which, according to the Government, indicated that ESS had included an amount for private security in the fixed-price it charged KBR for the dining facility services it provided. We subsequently received a revised Form 1 from the DCAA disapproving an additional $83 million of costs for a total of $103 million alleged to have been charged for the use by us and our subcontractors of PSCs during the same periods. In late January 2013, the Principal Contracting Officer (PCO) issued a Contracting Officers Final Determination (“COFD”) which challenged an amount of only approximately $55 million allegedly related to the use of PSCs under LogCAP III between 2003 and 2006. It is our position that this rendered the prior $103 million amount irrelevant. The Government has withheld a total of $45 million as of September 30, 2013 out of the Form 1s issued to date of $55 million. Of the $55 million, approximately $20 million relates to PSCs hired by KBR and charged to the LogCAP III contract on an indirect basis, and the remainder relates to alleged charges relating to the use of PSCs by KBR's subcontractors.

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

In 2007, following the issuance of the initial Form 1, we provided at the Army’s request information that addressed the use of PSCs either directly or indirectly charged to LogCAP III. Between 2008 and 2013, we filed five appeals with the ASBCA to recover the amounts withheld from us and for judgment that the Government was not entitled to any recovery on this basis. In April 2012, the ASBCA ruled, as requested by KBR, that our contract with the Army did not prohibit the use of PSCs by either KBR or its subcontractors.  However, the ASBCA found that there were potential issues remaining in the case that prevented the entry of immediate judgment for KBR, including a question regarding whether KBR and/or its subcontractors reasonably determined they needed to use PSCs. Four of the five private security-related appeals currently pending before the ASBCA were consolidated for a single, four-week hearing starting April 15, 2013 and concluded July 19, 2013. The first round of post-trial briefs were filed in September 2013 and the second round are due in November 2013. It is KBR's position that the hearing in the four consolidated appeals will obviate the need for a hearing in the one remaining unconsolidated appeal. These appeals potentially involve the alleged use of PSCs by both KBR and up to 14 of its LogCAP III subcontractors. We believe these sums were properly billed under our contract with the Army. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. We have not adjusted our revenues or accrued any amounts related to this matter.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCMA agreed that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the first quarter of 2011, we received a Form 1 from the DCAA disapproving $25 million in costs related to containerized housing that had previously been deemed allowable. As of September 30, 2013, $51 million of costs have been suspended under Form 1s of which $26 million have been withheld from us by our customer. We have withheld $30 million from our subcontractor related to this matter.

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

Dining facilities. In 2006, the DCAA raised questions regarding our billings and price reasonableness of costs related to dining facilities in Iraq. We responded to the DCMA that our costs are reasonable. As of September 30, 2013, we have outstanding Form 1s from the DCAA disapproving $104 million in costs related to these dining facilities until such time we provide documentation to support the price reasonableness of the rates negotiated with our subcontractor and demonstrate that the amounts billed were in accordance with the contract terms. We believe the prices obtained for these services were reasonable and intend to vigorously defend ourselves on these matters. We filed claims in the U.S. COFC and ASBCA to recover $55 million of the $57 million withheld from us by the customer. As of September 30, 2013, we had withheld $2 million in payments from several of our subcontractors. Included in our September 30, 2013 and December 31, 2012 accompanying consolidated balance sheets is an accrued estimate of the cost incurred for these potentially unreasonable costs. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued.

Tamimi. In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain DFAC services were not reasonable and that we are entitled to $12 million of the total $41 million withheld from us by our customer related to one of our subcontractors, Tamimi. As a result of this ruling, we recognized a noncash, pre-tax charge of $28 million as a reduction to revenue related to the disallowed portion of the questioned costs in the second quarter of 2012. We appealed the U.S. COFC ruling and in September 2013 the Federal Circuit Court of Appeals issued its opinion upholding the ruling. However, we do not believe we face a risk of material loss from any disallowance of these costs in excess of amounts withheld from subcontractors or loss accruals we have recorded in prior periods.

Tamimi - DOJ. In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ sought disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. The DOJ filed a notice of appeal and oral arguments before the Federal Circuit Court of Appeals were held on May 6, 2013. In September 2013, the Federal Circuit Court of Appeals issued its opinion upholding the judgment in favor of KBR.

Gulf Catering Company. In August 2011, another DFAC subcontractor, Gulf Catering Company, filed for arbitration in the London Court of International Arbitration to recover $11 million for payments we have withheld from them pending resolution of outstanding Form 1s with our customer. The hearing was held in November 2012 in London and in May 2013, the panel awarded Gulf Catering Company the full amount. We paid Gulf Catering Company the amount awarded. As noted above, we have claims pending in the U.S. COFC to recover these amounts from the U.S. government.

Transportation costs. In 2007, the DCAA raised a question about our compliance with the provisions of the Fly America Act. During the first quarter of 2011, we received a Form 1 from the DCAA totaling $6 million for alleged violations of the Fly America Act in 2004. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. There are times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In February 2012, the DCAA commenced an audit of our estimate. This audit is in process. Included in our September 30, 2013 and December 31, 2012 accompanying consolidated balance sheets is an accrued estimate of the cost incurred for these potentially noncompliant flights. As a result of their audit, the DCAA may consider additional flights to be noncompliant resulting in potentially larger amounts of disallowed costs than the amount we have accrued. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amount accrued. We will continue to work with our customer to resolve this matter.

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

Construction services. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving $25 million in costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a COFD allowing $10 million and disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. We are now in the discovery stage, and trial is set for September 2014. As of September 30, 2013, the U.S. Navy has withheld $10 million from us. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the customer were reasonable and not in violation of the FAR. Notwithstanding, as of September 30, 2013, we have accrued our estimate of probable loss related to this matter and do not believe we face a risk of material loss in excess of the amounts accrued.

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

The remaining discovery deposition has been concluded. On March 7, 2013 the Magistrate issued an order canceling a status conference and setting a schedule for the filing of any dispositive motions, and on April 30, 2013, KBR filed its Motion for Summary Judgment. On May 31, 2013, the Relator filed its brief in opposition and on June 14, 2013, KBR filed its reply briefs. The motion previously set for hearing on July 11, 2013 has been delayed and no rescheduled hearing date has been issued. We continue to believe the Relator's claim is without merit and the likelihood that a loss has been incurred is remote. As of September 30, 2013, no amounts have been accrued.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is conducted under the rules of the American Association / International Centre for Dispute Resolution and the venue is in the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and seeks damages in the amount of $134 million. We filed a counterclaim to recover amounts which may ultimately be determined due to the government for the $51 million in suspended costs as discussed in the preceding section of this footnote titled “Containers.” To date, arbitration hearings for four subcontracts have taken place primarily related to claims involving unpaid rents and damages on lost or unreturned vehicles. The arbitration panel has awarded $16 million to FKTC for claims involving unpaid rents and damages on lost or unreturned vehicles, repair costs on certain vehicles, damages suffered as a result of late vehicle returns and interest thereon, net of maintenance, storage and security costs awarded to KBR. In addition, we have stipulated that we owe FKTC $26 million in connection with five other subcontracts. No payments are expected to occur until all claims are arbitrated and awards finalized. The most recent hearing on FKTC's claims was heard before the arbitration panel in January 2013, and in September 2013 the panel issued a "take nothing" award. KBR's counterclaims have not yet been scheduled for hearing. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts payable and a related unbilled receivable for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals in the Western District of Pennsylvania, and filed their first brief October 12, 2012. We filed our brief on November 30, 2012, and the Appellants filed their reply brief on December 20, 2012. Oral arguments were heard in Pittsburgh, Pennsylvania on May 14, 2013, and in August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further findings. KBR filed its motion for rehearing en banc, which was denied, and intends to file an application for writ of certiorari to the U.S. Supreme Court. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of September 30, 2013, no amounts have been accrued.

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

In December 2010, the Court stayed virtually all discovery proceedings pending a decision from the Fourth Circuit Court of Appeals on three other cases involving the Political Question Doctrine and other jurisdictional issues. In May 2012, the Court denied plaintiffs' request for jurisdictional discovery. In June 2012, KBR filed a renewed motion to dismiss which was heard in July 2012. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combat Activities Exception in the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiff's filed their notice of appeal with the Fourth Circuit Court of Appeals on March 27, 2013. Briefing has been completed and oral arguments have been set for October 30, 2013. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2013, no amounts have been accrued.

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

On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the United States Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal, and the appeal is underway. Oral arguments were heard on September 3, 2013. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2013, no amounts have been accrued.

In the Oregon case, the Court denied KBR's motion to dismiss, and thereafter denied our request to certify the ruling for immediate appeal to the Ninth Circuit Court of Appeals.  On October 9, 2012, the case for a subset of plaintiffs proceeded to trial on the merits and resulted in an adverse jury verdict against KBR. On November 2, 2012, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. Trials for the remaining plaintiffs in Oregon will not take place until the appellate process is concluded. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR posted an appeal bond which was approved by the court on May 23, 2013 and filed a notice of appeal on June 10, 2013. KBR submitted its brief on July 26, 2013 with a motion for leave to file an oversize brief which has been accepted. Additionally, five amicus curiae briefs have been filed in support of our arguments. Our basis for appeal include the court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act, and numerous other legal issues stemming from the court's rulings before and during the trial. We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the Federal Acquisition Regulations under the Restore Iraqi Oil contract ("RIO contract") with the USACE. At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of September 30, 2013, no amounts have been accrued.

During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related customer contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases (the "Indemnity COFC claim").  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The Indemnity COFC claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. The contracting officer declined to issue a decision on the claim. Therefore on March 6, 2013, we filed this claim for $23 million in the COFC (the "Second COFC claim"). The COFC granted our request to treat this claim as related to the previously mentioned, pending indemnity claim. The two COFC cases are assigned to the same judge and oral arguments on the Government's motions to dismiss both claims were heard on August 20, 2013. We filed supplemental briefs on September 16, 2013. Contemporaneously, in February 2013, we filed another claim with the RIO contracting officer due to notification we received of underfunding of the RIO contract. The contracting officer issued a decision declining this claim so we have added it to the Second COFC claim.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract, and we strongly contend that no fraud was committed. We have moved to transfer the case to the Eastern District of Virginia, because it is the proper venue and we are seeking as speedy a trial as possible. On May 6, 2013, KBR filed a motion to dismiss. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2013, no amounts have been accrued.

Other Matters

Claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $239 million at September 30, 2013, of which $109 million is included in “Accounts receivable” and $130 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $109 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $130 million primarily represents costs for which incremental funding is pending in the normal course of business along with specific items listed above.  The claims outstanding at September 30, 2013 are considered to be probable of collection and have been previously recognized as revenue.

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

In February 2011, M.W. Kellogg Limited (“MWKL”) reached a settlement with the United Kingdom ("U.K.") Serious Fraud Office (“SFO”) in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty of approximately $11 million including interest and reimbursement of certain costs of the investigation, which was paid during the first quarter of 2011. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project. Due to the indemnity from Halliburton under the MSA, we received approximately $6 million from Halliburton in the second quarter of 2011.

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

EPC 1

U.S. Proceedings. PEMEX took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract. As a result of the ensuing dispute, we filed for arbitration with the International Chamber of Commerce (“ICC”) in 2004 claiming recovery of damages of approximately $323 million for the EPC 1 project. PEMEX subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEMEX was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009. The arbitration award is legally binding and on November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEMEX initiated an appeal to the U.S. Court of Appeals for the Second Circuit and asked for a stay of the enforcement of the judgment while on appeal. The stay was granted, but PEMEX was required to post collateral of $395 million with the court registry. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling.

After remand to the District Court in New York, the collateral was released. Both parties filed briefs and hearings were conducted in May, July and September 2012 at which time the matter was put on informal stay and KBR was ordered to file suit in Mexican courts in order to determine if such remedies were, in fact, available. As requested by the District Court, we filed suit in Mexico on November 6, 2012 in the Tax and Administrative Court. On December 3, 2012, the Mexican Tax and Administrative Court decided not to admit the lawsuit, and the suit could not proceed. This result indicated that we did not have a remedy in Mexico where we could fully and fairly present our claims. Both parties informed the District Court of this outcome. In their communication with the District Court, PEMEX argued that we did not file suit in the correct Mexican court, and that we should be required to appeal the denial of admission of the Mexican suit or file suit in a different Mexican court. We strongly disagreed with this conclusion. At the instruction of the of the trial court in New York, we met with PEMEX in Mexico on March 5, 2013, to discuss if we had any further remedy in Mexico. We were unable to reach any further agreement with PEMEX on this issue. Additionally, the District Court Judge held a three day hearing on April 10-12, 2013 to hear evidence about the Collegiate Court decision in Mexico described below, which annulled the arbitration award and about whether we have a full and fair remedy in Mexico.

On August 27, 2013, the District Court entered an order stating that it would confirm the award even though it had been annulled in Mexico. On September 25, 2013, the District Court entered the signed final judgment of $465 million to be recovered, which includes the original confirmation of the arbitration award and approximately $106 million for performance bonds plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEMEX filed a motion of appeal on October 16, 2013 and have been ordered to post a bond to secure the judgment by November 29, 2013.

Mexico Proceedings. PEMEX's attempt to nullify the award in Mexico was rejected by the Mexican trial court in June 2010. PEMEX then filed an “amparo” action on the basis that its constitutional rights had been violated and this action was denied by the Mexican court in October 2010. PEMEX subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court ruled that PEMEX, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as the other Mexican courts which have denied PEMEX's repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect our ability to ultimately collect the ICC arbitration award in the U.S. due to the significant assets of PEMEX in the U.S.

Luxembourg Collection Proceedings. Earlier this year, we petitioned the Luxembourg court to issue a seizure order on the assets of PEMEX which has been served on a number of banks and financial institutions in that country. We believe these institutions may have PEMEX assets that are subject to seizure which could be used to satisfy our award. However under Luxembourg procedure, we will not find out the value of the seized assets until the proceeding is validated, which will take several months. PEMEX contested the Luxembourg seizure order and the matter was heard on May 27, 2013 where their petition to lift the seizure order was denied. PEMEX has filed an appeal and oral pleadings are scheduled to begin November 13, 2013.

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

Performance Bonds

In connection with the EPC 1 project, we had approximately $80 million in outstanding performance bonds furnished to PEMEX when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project, and we believe recovery on the bonds by PEMEX was precluded by the ICC Award.  PEMEX filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award determined the limited amounts to be paid to PEMEX on their counterclaims and netted those claims against the award in favor of KBR. In May 2011, the Mexican trial court ruled PEMEX could collect the bonds even though PEMEX at the time was unsuccessful in its attempts to nullify the arbitration award.  The decision was immediately appealed by the bonding company, and PEMEX was not able to call the bonds while on appeal. In October 2011, we were officially notified that the appellate court ruled in favor of PEMEX, therefore allowing PEMEX to call the bonds. In December 2011, we and the Mexican bond company stayed payment of the bonds by filing a direct amparo action in the Mexican court, and we filed a bond to cover interest of approximately $28 million accruing during the pendency of our amparo action.

During the third quarter of 2012, the Collegiate Court hearing the amparo action asked the lower court to review the proceedings. We filed a revision appeal with the Mexican Supreme Court, and in January 2013, this Court denied our amparo action, returning the case to the lower court with instructions to enter judgment in favor of PEMEX, allowing them to collect on the bonds. The judgment issued by the lower court contained an error, and the Mexican bond company filed an amparo as a result of this error. The amparo was denied and the Mexican bond company appealed to the Collegiate Court. The court denied the appeal and returned the matter to the lower court. On June 17, 2013, following a demand for payment, we paid $108 million which includes principal, interest and expenses to the Mexican bond company. On June 21, 2013, we filed a supplemental writ in Luxembourg to cover the amounts paid to the bonding company on the performance bonds. That writ was granted and served on Luxembourg banks. PEP and PEMEX have refused service in Luxembourg and we are currently serving that writ on PEP and PEMEX. On September 25, 2013, the U.S. District Court for the Southern District of New York entered the signed final judgment that included the amount paid on the bonds plus interest. We will pursue reimbursement of the sums paid in the current enforcement action in the U.S. District Court for the Southern District of New York, the courts of Luxembourg, or by our recently filed NAFTA arbitration seeking to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

Consistent with our treatment of claims, we have recorded a long term receivable as we believe it is probable we will recover the amounts awarded to us, including interest and expense and the amounts we recently paid on the bonds. PEMEX has sufficient assets in the U.S. and Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEMEX in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, consistent with our prior practice, as of September 30, 2013, we continue to classify the amount due from PEMEX, including the amounts paid on the performance bonds, as a long term unbilled receivable included in “Noncurrent unbilled receivable on uncompleted contracts.”

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of September 30, 2013, we have utilized $708 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $233 million issued under our Credit Agreement and $475 million issued under uncommitted bank lines at September 30, 2013. Of the total letters of credit outstanding, $250 million relate to our joint venture operations. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis.

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

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for $256 million, an amount significantly greater than our accrued liability, that it alleges are owed by us under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the MSA precludes the filing of this claim, and we believe the amount demanded by Halliburton is invalid based on our assessment of Halliburton’s methodology for computing the claim and due to the time limits in the MSA. Our estimate of amounts due to Halliburton under the tax sharing agreement relates to income tax adjustments paid by Halliburton subsequent to our separation that were directly attributable to us, primarily for the years from 2001 through 2006. As a result of our consideration of the risks associated with this matter as well as discussions with outside counsel, we believe the probability that we will incur a loss in excess of this amount is remote. Based on advice from internal and external legal counsel, we do not believe that Halliburton has a legal entitlement to payment of the amount in the demand. However, although we believe we have appropriately accrued for amounts potentially owed to Halliburton based on our interpretation of the tax sharing agreement, there may be changes to the amounts ultimately paid to or received from Halliburton under the tax sharing agreement upon final settlement. On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement in effect between the companies before issues in dispute under the tax sharing agreement were submitted to the designated accounting referee as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007. Halliburton subsequently challenged the arbitration panel's jurisdiction over this dispute in Texas State Court. The Texas State Court denied Halliburton's request and Halliburton filed an appeal which is pending resolution. An arbitration hearing was held on this matter in May 2013. On June 24, 2013 the arbitration panel ruled that claims brought by Halliburton against KBR under the tax sharing agreement were required to have been brought before an arbitration panel within two years of the date the claim arose or would reasonably have been discovered by the claimant and that the parties were to return to the accounting referee within thirty days for determination of the remaining claims under the tax sharing agreement.  The remaining tax-related issues in dispute were referred to the accounting referee as provided for under the terms of the tax sharing agreement.

On October 9, 2013 the Accounting Referee issued a report stating that KBR owed Halliburton approximately $105 million with each party bearing its own costs related to the matter. As a result, we increased our tax provision by $38 million, reduced Paid-in Capital (“PIC”) by $7 million (see Note 9) and recorded a deferred tax asset of $29 million. As of September 30, 2013, we increased our “Due to former parent, net” to $105 million, which is net of $22 million awarded to KBR by the accounting referee previously recorded in non-current taxes receivable account.

Previously, an arbitration panel hearing disputes between Halliburton and KBR under the Master Separation Agreement, had found several unspecified claims of Halliburton's to be time barred. We are reviewing our ability to return to the arbitration panel to determine if any of Halliburton's claims submitted to the referee were time barred and if there are any other remedies available to KBR.

As previously discussed in Note 6, on March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating that they are in the process of opening a formal investigation into corruption related to the Bonny Island project. In accordance with the indemnity clauses under the MSA, we notified Halliburton and they have responded that the matter does not fall within the scope of their indemnity.  We disagree with Halliburton's position and have taken necessary actions to preserve our rights. We are working with the ADBG to resolve the issue. At this time we are still in the process of evaluating the matter and it is not possible to determine the outcome, financial implications or possible debarment of one or more KBR related entities arising from this investigation.

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

In January 2013, Halliburton paid $219 million to the claimant and the matter is considered concluded. We believe the arbitration award to Petrobras is deductible by KBR for tax purposes and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. At September 30, 2013, the $79 million is recorded as a current tax asset. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes.

Note 8. Income Taxes

Our effective tax rate was approximately 46% and 29% for the three and nine months ended September 30, 2013, respectively, which included a charge of $38 million as a result of an unfavorable ruling with respect to our tax dispute with our former parent Halliburton (see Note 7). The adjusted effective tax rate excluding discrete items was approximately 18% and 21% for the three and nine months ended September 30, 2013, respectively. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the three and nine months ended September 30, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. In the three and nine months ended September 30, 2013, we recognized discrete net tax expense of approximately $46 million and $31 million, respectively, which included a charge of $38 million as a result of the unfavorable ruling described above, partially offset by benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

For both the three and nine months ended September 30, 2012, our adjusted effective tax rate was 29%, excluding the noncash goodwill impairment charge of $178 million, which is not deductible for U.S. taxes, and discrete items. The adjusted effective tax rate includes increases of 2% and 1%, respectively, for the three and nine months as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The effective tax rate excluding discrete items was lower than the U.S. statutory rate of 35% due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures, and tax benefits from incorporated joint ventures. In the three and nine months ended September 30, 2012, we recognized discrete net tax benefits of approximately $2 million and $42 million. The net tax benefits for the nine months primarily relate to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Note 9. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Adjustment pursuant to Accounting Referee's report on tax sharing agreement (See Note 7)	(7)	(7)	—	—	—	—
Dividends declared to shareholders	(24)	—	(24)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Change in NCI due to consolidation of previously unconsolidated JV	2	—	—	—	—	2
Distributions to noncontrolling interests	(58)	—	—	—	—	(58)
Net income	295	—	202	—	—	93
Other comprehensive income, net of tax	(6)	—	—	—	(13)	7
Balance at September 30, 2013	$2,737	$2,061	$1,887	$(610)	$(623)	$22

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Deferred tax and foreign currency adjustments (a)	9	16	—	—	(7)	—
Share-based compensation	14	14	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Tax benefit increase related to share-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(22)	—	(22)	—	—	—
Repurchases of common stock	(36)	—	—	(36)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income	150	—	114	—	—	36
Other comprehensive income, net of tax	14	—	—	—	14	—
Balance at September 30, 2012	$2,572	$2,043	$1,699	$(603)	$(541)	$(26)

(a) During the third quarter of 2012, we recorded out-of-period adjustments in our deferred tax accounts, most of which relate to years before 2010. These adjustments are not material to the third quarter of 2012 or the periods to which they relate. The out-of-period adjustments were $3 million to our current period tax expense and $9 million to various equity accounts.

Changes in accumulated other comprehensive loss, net of tax, by component

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(35)	—	—	(35)
Amounts reclassified from accumulated other comprehensive income	1	21	—	22
Balance at September 30, 2013	$(122)	$(500)	$(1)	$(623)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Millions of dollars	September 30, 2013	Affected line item in the Condensed Consolidated Statements of Income
Accumulated CTA
Realized CTA	$(1)	Loss (gain) on disposition of assets, net
Tax expense	—	Provision for income taxes
Net CTA realized	$(1)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (b)	$(27)	See (b) below
Tax benefit	6	Provision for income taxes
Net pension liability adjustment realized	$(21)	Net of tax

(b) This item is included in the computation of net periodic pension cost (see Note 11).

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which are in partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities.

Related Party Transactions

We often participate in larger projects as a joint venture partner and provide services, which include engineering and construction management services, to the joint venture as a subcontractor. The amounts included in our revenue represent our share of the earnings from joint ventures and revenue from services provided directly to the joint ventures. As of the nine months ended September 30, 2013 and September 30, 2012, our revenues included $186 million and $100 million, respectively, related to services we provided to our joint ventures. As of September 30, 2013 and December 31, 2012, our receivables included $12 million and $48 million, respectively, related to services we provided to our joint ventures. Our payables for both periods were immaterial.

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	As of September 30, 2013
Unconsolidated VIEs Millions of dollars	VIE Total assets	VIE Total liabilities	Maximum exposure to loss
Aspire Defence project	$2,953	$2,891	$20
Ichthys LNG project	$2,521	$2,498	$6
U.K. Road projects	$1,342	$1,502	$33
EBIC Ammonia project	$520	$297	$29
Fermoy Road project	$222	$243	$3

Unconsolidated VIEs Millions of dollars	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Aspire Defence project	$2,981	$2,926
Ichthys LNG project	$1,417	$1,324
U.K. Road projects	$1,387	$1,539
EBIC Ammonia project	$675	$379
Fermoy Road project	$255	$253

Aspire Defence project. Aspire Defence, a joint venture between us and two financial investors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. Our maximum exposure to construction and operating joint venture losses is limited to our proportional share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. As of September 30, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $20 million and $2 million, respectively. The $18 million difference between our recorded liabilities and aggregate maximum exposure to loss was primarily related to our equity investments and other receivables in the project as of September 30, 2013.

Ichthys LNG project. In January 2012, we signed an agreement to provide fixed-price and cost-reimbursable EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia (“Ichthys LNG project”). The project will be executed using two joint ventures in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting.  At September 30, 2013, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance were $6 million and $7 million, respectively.  The $1 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our equity investment and other receivables due from the entity as of September 30, 2013. The joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

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

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is non-recourse to us. We are not the primary beneficiary of the variable interest entity. As of September 30, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheet, were $48 million and $2 million, respectively. The $27 million difference between our recorded liabilities and aggregate maximum exposure to loss was related to our investment balance and other receivables in the project as of September 30, 2013.

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

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs Millions of dollars	As of September 30, 2013
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$487	$454
Escravos Gas-to-Liquids project	$203	$230
Fasttrax Limited project	$99	$101

Consolidated VIEs Millions of dollars	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$580	$620
Escravos Gas-to-Liquids project	$267	$320
Fasttrax Limited project	$101	$105

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron for cost-reimbursable FEED and EPC management services to construct a LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes.

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at September 30, 2013 and December 31, 2012, the joint venture had approximately $27 million and $117 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract.

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

The JV’s purchase of the assets was funded through the issuance of several series guaranteed secured bonds totaling approximately £84.9 million issued by the SPV including £12.2 million which was replaced in 2005 when the shareholders funded combined equity and subordinated debt of approximately £12.2 million. Assets collateralizing the JV’s senior bonds include cash and equivalents of $25 million and property, plant and equipment of approximately $67 million, net of accumulated depreciation of $58 million as of September 30, 2013.

Note 11. Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
Millions of dollars	2013		2012
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	18	—	20
Expected return on plan assets	(2)	(19)	(1)	(23)
Recognized actuarial loss	1	7	1	6
Net periodic benefit cost	$—	$7	$—	$4

	Nine Months Ended September 30,
Millions of dollars	2013		2012
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2
Interest cost	2	59	2	60
Expected return on plan assets	(4)	(64)	(3)	(69)
Recognized actuarial loss	2	24	2	18
Net periodic benefit cost	$—	$21	$1	$11

For the nine months ended September 30, 2013, we contributed approximately $25 million of the $42 million we currently expect to contribute to our international plans in 2013. We have contributed substantially all of the $1 million we currently expect to contribute to our domestic plans in 2013.

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

Executive Overview

Business Reorganization

During the third quarter of 2013, we reorganized our business to better serve our customers, improve our organizational efficiency, increase sales and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, for a total of five reportable segments: Gas Monetization; Hydrocarbons; Infrastructure, Government and Power ("IGP"); Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our chief operating decision maker ("CODM"). We have revised our segment reporting to represent how we currently manage our business and recasted prior periods to conform to the current segment presentation.

Business Environment

Gas Monetization Markets.  We design and construct facilities that enable our customers to monetize their natural gas resources. We design and build liquefied natural gas ("LNG") and gas-to-liquids ("GTL") facilities that allow for the economic development and transportation of resources across the globe. We provide a full range of services for large and complex LNG and GTL projects, as well as provide significant contributions in advancing gas processing development, equipment design and innovative construction methods.

Prospects continue to develop in the Asia-Pacific region, as well as in East Africa and North America as a result of recent gas discoveries.  Ongoing major projects for our Gas Monetization business segment, which we expect to significantly impact our results of operations, include the Ichthys and the Gorgon LNG projects.  Work began on the Ichthys LNG project in 2012, and the project is expected to contribute significant revenues to the Gas Monetization business segment in 2013 and beyond.  Major projects expected to be nearing completion in 2013 are the Escravos GTL and Skikda LNG projects.

Hydrocarbon Markets.  We provide technology licenses and a full range of engineering, procurement and construction ("EPC") and project management services for large and complex upstream and downstream projects, including onshore and offshore oil and gas production facilities, floating liquefied natural gas facilities, refining, chemicals, petrochemicals, biofuels and other projects throughout the world.  Our projects are generally long term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters.  Demand for our services depends primarily on our customers' capital expenditures in our market sectors.

Capital expenditures in our refining and petrochemical markets are driven by global and regional economic growth expectations reflected in a long global spending cycle.  The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to volatility of financial markets.  The hydrocarbons market in most regions is improving from the downturn that occurred as a result of the worldwide economic recession.  We now see long term growth in energy projects including demand for related licensed process technologies, offshore oil and gas production, refining, chemicals, petrochemicals and fertilizers.  Upstream and downstream investment plans are advancing in such resource rich areas as North America, the Middle East, Brazil, North Sea and East and West Africa.   Each of these trends lends to our particular capability to deliver large projects in remote locations and harsh environments.

Abundant shale gas supplies and resulting low prices in North America are driving renewed interest in petrochemical project investments.  We continue to be engaged in studies and front-end engineering and design projects, reflecting clients' intentions to invest in capital intensive energy projects that utilize our process technologies and EPC project delivery skills.

Ongoing major projects for our Hydrocarbons business segment, which we expect to significantly impact our results of operations, include the Dyno Nobel and other North American ammonia plants. Major projects expected to be nearing completion in 2013 are several long term projects, including the Jazan Gasifier FEED, Molycorp Mountain Pass project, Quad 204 FPSO project, Big Foot, Shah Deniz and the Chirag projects.

Infrastructure, Government and Power Markets. A significant portion of our IGP business segments current activities supports the United States’ and the United Kingdom’s government operations in Iraq, Afghanistan and in other parts of the Middle East region. As a defense contractor, our financial performance is impacted by the allocation and prioritization of United States ("U.S.") defense spending, including the effects of sequestration. The logistics support services we provide to the U.S. government are delivered under the LogCAP IV contract and other competitively bid contracts. As a result of withdrawal of U.S. combat troops in Iraq, we demobilized our operations under the LogCAP III contract, which effectively ended in December 2011, while continuing to support the U.S. Department of State's presence in Iraq under LogCAP IV. We expect the volume of services we provide to the U.S. and United Kingdom ("U.K.") governments in the Middle East to continue to decline as troop counts are drawn down, which will be offset by increased opportunity to supply logistics and infrastructure services to these clients as troops and equipment are redeployed to other locations.

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

In the industrial sector, we operate in a number of markets, including utility and non-utility power, forest products, mining, advanced manufacturing, minerals and metals and consumer products, both domestically and internationally. Forest products, advanced manufacturing and consumer products are experiencing modest market improvements. However, the mining, minerals and metals markets remain flat pending a pick-up in global demand for commodities. In the power sector, we serve regulated utilities, power cooperatives, municipalities and various non-regulated providers, primarily in the U.S. and U.K. markets. The power sector continues to be driven by long-term economic and demographic trends and changes in environmental regulations. Projects in the power sector are currently concentrated in emissions control, repowering, renewable power and new gas-fired power generation.

Ongoing major programs for our IGP business segment include the LogCAP IV and the Aspire Defence Services projects. The LogCAP IV project ramped up in 2011, simultaneously with the completion and ramp-down of the LogCAP III project. The Aspire Defence project is an ongoing project to provide support to the United Kingdom MoD. We expect both projects to continue to provide significant revenue streams to our IGP business segment in 2013.

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

To arrive at the Minerals reporting unit's future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We have completed our annual strategic planning process and did not identify significant change in expected income and cash flows for our Minerals reporting unit. We will perform our annual impairment test for goodwill in the fourth quarter and we will continue to monitor conditions in the minerals market and its potential effects on the recoverability of the Minerals reporting unit assets. However, if market conditions materially change compared to our expectations, or if actual future new project awards or results of operations fall below our projections, the remaining $85 million of the Minerals reporting unit goodwill could become further impaired in the future.

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

Services Markets. We provide a wide range of construction and maintenance services to a variety of industries globally, including forest products, power, commercial and institutional buildings, hydrocarbons and manufacturing.  Demand for industrial construction services is increasing in North America, primarily due to shale gas and oil sand related projects. Prospects continue to develop for maintenance services in North America and the Middle East. The commercial building market shows signs of improvement and recovery.

Ongoing major projects for our Services business segment include providing maintenance services for the SATORP project in the Middle East and construction, modules and turnaround services for the Syncrude and Suncor oil sands projects in Alberta, Canada. We expect these projects to continue to provide significant revenue streams to our Services business segment in 2013.

For a more detailed discussion of the results of operations for each of our business segments, corporate general and administrative expense, income taxes and other items, see “Results of Operations” below.

Results of Operations

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 4 to our condensed consolidated financial statements.

The following discussion includes business segment income, a non-GAAP financial measure. Business segment income is intended to enhance the usefulness of our financial information by providing measures which KBR management uses internally to evaluate performance on a comparable basis. On the Income (loss) by Business Segment table below, we reconcile the non-GAAP total business segment income to the most directly comparable financial measure presented in accordance with GAAP, which is total operating income. Business segment income excludes unallocated corporate, general and administrative expenses and other non-operating income and expense items that are included in total operating income. Since business segment income is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, total operating income as an indicator of operating performance. For purposes of reviewing the results of operations, business segment income is calculated as revenue less cost of services managed and reported by the business segment and directly attributable to the business segment.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Revenue by Business Segment
	Three Months Ended September 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Revenue: (1)
Gas Monetization	$552	$808	$(256)	(32)%
Hydrocarbons	364	311	53	17%
Infrastructure, Government and Power	383	433	(50)	(12)%
Services	494	419	75	18%
Other	18	21	(3)	(14)%
Total revenue	$1,811	$1,992	$(181)	(9)%

(1)
We often participate in larger projects as a joint venture partner and provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Segment
	Three Months Ended September 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Business segment operating income:
Gas Monetization
Job income	$157	$147	$10	7%
Business segment overhead	(4)	(6)	2	33%
Total Gas Monetization	153	141	12	9%
Hydrocarbons:
Job income	69	72	(3)	(4)%
Business segment overhead	(29)	(22)	(7)	(32)%
Total Hydrocarbons	40	50	(10)	(20)%
Infrastructure, Government and Power:
Job income	56	62	(6)	(10)%
Impairment of goodwill	—	(178)	178	100%
Business segment overhead	(30)	(33)	3	9%
Total Infrastructure, Government and Power	26	(149)	175	117%
Services:
Job income	31	15	16	107%
Business segment overhead	(14)	(15)	1	7%
Total Services	17	—	17	—%
Other:
Job income	9	15	(6)	(40)%
Impairment of long-lived asset	—	(2)	2	100%
Business segment overhead	(3)	(2)	(1)	(50)%
Total Other	6	11	(5)	(45)%
Total business segment operating income	242	53	189	357%
Unallocated amounts:
Labor cost absorption expense	(10)	(8)	(2)	(25)%
Corporate general and administrative expense	(66)	(56)	(10)	(18)%
Total operating income	$166	$(11)	$177	n/m

n/m - not meaningful

Gas Monetization

Gas Monetization revenue decreased by $256 million in the third quarter of 2013 compared to the same period of the prior year, as a result of lower volume of work associated with project completions or near completions on the Escravos GTL and the Skikda LNG projects. This decrease was partially offset by $71 million of additional revenue from a change order executed on the Gorgon LNG project during the third quarter, along with normal progress and increased activity in the EPC phase of the Ichthys LNG and other active projects.

Gas Monetization job income increased by $10 million in the third quarter of 2013 compared to the same period of the prior year. This increase was primarily driven by $71 million of additional job income from the change order executed on the Gorgon LNG project during the third quarter, along with $15 million related to normal progress and increased activity in the EPC phase of Ichthys and other active projects. This increase was offset by decreases of $78 million primarily due to lower activity and project completions on Skikda LNG and other projects.

Hydrocarbons

Hydrocarbons revenue increased by $53 million in the third quarter of 2013 compared to the same period of the prior year. The increase was primarily due to new ammonia project awards at the end of 2012 and during 2013 for EPC, licensing and proprietary equipment on the Dyno Nobel ammonia plant and other projects in North America. Also contributing to the increase in revenue was an increase in ammonia technology licenses revenue on other projects worldwide, including the associated basic engineering scope and proprietary equipment, and increased activity on existing projects, including an oil and gas project in Azerbaijan. These increases were partially offset by a decline in revenue due to the completion or near completion of several long term oil and gas projects including the Quad 204 and Chirag projects.

Hydrocarbons job income decreased by $3 million in the third quarter of 2013 compared to the same period of the prior year. This decrease was due to the completion or near completion of several long term oil and gas projects including Quad 204 and Chirag, as well as a non-recurring item in the third quarter of 2012 which contributed $8 million to job income associated with the completion of an ammonia license and basic engineering contract in Venezuela. These declines were partially offset by increases due to a $5 million favorable arbitration award on an Egyptian project completed in a prior year, progress on EPC and ammonia plants in North America which are in the early stages, as well as progress on projects in Azerbaijan and Uzbekistan.

Infrastructure, Government and Power

IGP revenue decreased $50 million in the third quarter of 2013 compared to the same period of the prior year. The decrease was largely driven by reduced contingency operations in the Middle East for services performed under the LogCAP IV contract supporting the U.S. Military and the Department of State in Iraq, as well as reduced contributions from contract completions related to commercial support services in Africa and U.K. MoD contracts in Afghanistan. There was also decreased activity in the infrastructure and minerals sector due to the continuing decline in market conditions in the APAC region, which negatively impacted government and private sector spending, and the near completion of several projects. Partially offsetting the revenue decrease was the growth in workload on a waste-to-energy expansion project and an air quality project.

IGP job income decreased $6 million in the third quarter of 2013 compared to the same period of the prior year. The decrease was driven by several factors including the continuing decline in market conditions in the APAC region for infrastructure related projects, reduced activity in the Middle East under the LogCap IV contract as well as reduced work volumes and lower construction volumes on the Aspire project. These decreases were partially offset by $6 million in cost reductions in the third quarter of 2013, as well as $8 million of non-recurring unfavorable liquidated damages in the third quarter of 2012 for a project in Indonesia.

Services

Services revenue increased by $75 million in the third quarter of 2013 compared to the same period of the prior year. This change was primarily driven by an increase of $36 million related to construction, fabrication and turnaround services in Canada, an increase of $47 million from building and construction projects in U.S. markets, as well as $11 million related to global maintenance and specialty services. These increases were partially offset by lower revenue of $23 million due to the completion or near completion of certain U.S. construction projects that had significant contributions in 2012.

Services job income increased by $16 million in the third quarter of 2013 compared to the same period of the prior year. This increase was due to increased income from U.S. construction projects primarily related to the third quarter 2012 loss provisions of $21 million recorded on certain projects due to increased cost estimates that were not recurring in the third quarter of 2013.

These increases were partially offset by lower job income in international operations primarily related to the 2013 scheduled drydocking of a maintenance vessel in our MMM joint venture.

Other

Other revenue was $18 million and job income was $9 million in the third quarter of 2013 compared to revenue of $21 million and job income of $15 million in the third quarter of 2012. The decreases were primarily driven by continued low gas feedstock supply at the EBIC ammonia plant in Egypt, which we began experiencing in late 2012, as well as increased maintenance expenditures on a project in the U.K. in 2013.

Changes in Estimates

Revenue and cost estimates for our engineering and construction contracts and government contracts are continuously revised in the normal course of operating our business. Under ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, changes in estimates from continuous and normal processes require disclosure if the effect is material. Significant revisions to contract estimates had a $90 million positive impact during the three months ended September 30, 2013 on the segment operating income of our Gas Monetization business. This resulted from a $71 million change order executed on the Gorgon LNG project during the third quarter and $19 million changes in other project estimates on one of our Gas Monetization projects.

Services Revenue by Market Sector

The Services business segment provides construction management, direct hire construction and maintenance services to clients in a number of markets. We believe customer focus, attention to highly productive delivery and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services based on the markets served, some of which are the same sectors served by our other business segments.

	Three Months Ended September 30, 2013
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$552	$—	$552
Hydrocarbons	364	228	592
Infrastructure, Government and Power	383	266	649
Services	494	(494)	—
Other	18	—	18
Total KBR Revenue	$1,811	$—	$1,811

	Three Months Ended September 30, 2012
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$808	$—	$808
Hydrocarbons	311	205	516
Infrastructure, Government and Power	433	214	647
Services	419	(419)	—
Other	21	—	21
Total KBR Revenue	$1,992	$—	$1,992

Corporate, tax and other matters

Labor cost absorption expense represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business segments. Labor cost absorption expense was $10 million in the third quarter of 2013 compared to $8 million over the same period of the prior year. This increase was primarily due to lower contract hours and resource utilization in several of our engineering offices as a result of delays in awards of certain expected projects.

General and administrative expense was $66 million in the third quarter of 2013 compared to $56 million in the third quarter of 2012. The increase was primarily due to higher enterprise resource planning ("ERP") project expenses and information technology infrastructure costs.

Our effective tax rate was approximately 46% for the three months ended September 30, 2013, which included a charge of $38 million as a result of an unfavorable ruling with respect to our tax dispute with our former parent Halliburton. The adjusted effective tax rate excluding discrete items was approximately 18% for the three months ended September 30, 2013. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the three months ended September 30, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. During the third quarter of 2013, we recognized discrete net tax expense of approximately $46 million, which included a charge of $38 million as a result of the unfavorable ruling described above.

For the three months ended September 30, 2012, our adjusted effective tax rate was approximately 29%, excluding discrete items and the noncash goodwill impairment charge of $178 million, which is not deductible for U.S. taxes. Our adjusted effective tax rate increased during the third quarter of 2012 by approximately 2% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The adjusted effective tax was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures and tax benefits from incorporated joint ventures. In the third quarter of 2012, we recognized discrete net tax expense of approximately $2 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to statute expirations on certain domestic tax matters and other reductions to foreign tax exposures.

Net income attributable to noncontrolling interests was $63 million and $21 million in the third quarter of 2013 and 2012, respectively. The increase primarily resulted from additional income of $50 million attributable to noncontrolling interests as a result of the change order executed on the Gorgon LNG project.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Revenue by Business Segment
	Nine Months Ended September 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Revenue: (1)
Gas Monetization	$1,769	$2,422	$(653)	(27)%
Hydrocarbons	1,050	935	115	12%
Infrastructure, Government and Power	1,182	1,442	(260)	(18)%
Services	1,601	1,192	409	34%
Other	64	64	—	—%
Total revenue	$5,666	$6,055	$(389)	(6)%

(1)
We often participate in larger projects as a joint venture partner and provide services to the joint venture as a subcontractor. The amount included in our revenue represents our share of the earnings (loss) from joint ventures and revenue from services provided to joint ventures.

Income (loss) by Business Segment
	Nine Months Ended September 30,
			2013 vs. 2012
Millions of dollars	2013	2012	$	%
Business segment operating income (loss):
Gas Monetization:
Job income	$363	$320	$43	13%
Business segment overhead	(14)	(20)	6	30%
Total Gas Monetization	349	300	49	16%
Hydrocarbons:
Job income	220	199	21	11%
Business segment overhead	(87)	(72)	(15)	(21)%
Total Hydrocarbons	133	127	6	5%
Infrastructure, Government and Power (“IGP”):
Job income	181	200	(19)	(10)%
Impairment of goodwill	—	(178)	178	100%
Gain on sale of assets	—	2	(2)	(100)%
Business segment overhead	(103)	(106)	3	3%
Total IGP	78	(82)	160	195%
Services:
Job income	100	72	28	39%
Business segment overhead	(42)	(44)	2	5%
Total Services	58	28	30	107%
Other:
Job income	36	42	(6)	(14)%
Impairment of long-lived assets	—	(2)	2	100%
Gain on sale of assets	(1)	—	(1)	—%
Business segment overhead	(8)	(7)	(1)	(14)%
Total Other	27	33	(6)	(18)%
Total business segment operating income	645	406	239	59%
Unallocated amounts:
Labor cost absorption (expense)	(42)	(13)	(29)	(223)%
Corporate general and administrative expense	(181)	(163)	(18)	(11)%
Total operating income	$422	$230	$192	83%

Gas Monetization

Gas Monetization revenue decreased by $653 million in the first nine months of 2013 compared to the same period of the prior year, as a result of lower volume of work associated with project completions or near completions on the Escravos GTL and the Skikda LNG projects. This decrease was partially offset by $71 million of additional revenue from a change order executed on the Gorgon LNG project during the third quarter, along with normal progress and increased activity in the EPC phase of the Ichthys LNG and other active projects.

Gas Monetization job income increased by $43 million in the first nine months of 2013 compared to the same period of the prior year. This increase was primarily driven by $71 million of additional job income from the change order executed on the Gorgon LNG project during the third quarter, along with $65 million related to normal progress and increased activity in the EPC phase of Ichthys and other active projects. This increase was offset by decreases of $99 million primarily due to lower activity and project completions on Skikda LNG and other projects.

Hydrocarbons

Hydrocarbons revenue increased by $115 million in the first nine months of 2013 compared to the same period of the prior year. The increase was primarily due to new ammonia project awards at the end of 2012 and during 2013 for EPC, licensing and proprietary equipment on the Dyno Nobel ammonia plant and other projects in North America. Additionally, there was increased activity and progress achieved on other existing projects including an oil and gas project in Azerbaijan. These increases were partially offset by the completions or near completions of several long term oil and gas projects including the Quad 204 and Chirag projects, as well as other projects in the Middle East and North Sea.

Hydrocarbons job income increased by $21 million in the first nine months of 2013 compared to the same period of the prior year. The increase was primarily due to increased activity on newly awarded and other existing projects in Azerbaijan, Uzbekistan, the Middle East and North America, including the recently awarded Dyno Nobel ammonia plant in North America, as well as an increase in ammonia technology licenses and the associated basic engineering scope on projects in the U.S., Hungary, India, Bolivia, Nigeria and Indonesia. The increase in job income was also the result of a $5 million favorable arbitration award on an Egyptian project completed in a prior year, progress on ammonia plants in North America which are in the early stages, and progress on a project in Uzbekistan. These increases were partially offset by the completion or near completion of several long term oil and gas projects.

Infrastructure, Government and Power

IGP revenue decreased $260 million in the first nine months of 2013 compared to the same period of the prior year. The decrease was driven by base closures and headcount reductions under the Log CAP IV contract supporting the U.S. military and the Department of State in Iraq as the U.S. government continues its withdrawal from Iraq. There was also reduced activity related to commercial support services in Africa, reduced activity on the Aspire Defence project, and completions on U.K. MoD contracts in Afghanistan. Our infrastructure and minerals sectors were impacted by the continuing decline in market conditions in the APAC region, which have resulted in reduced government and private sector spending as well as delayed or canceled capital projects. These decreases were partially offset by new awards and activity on U.K. MoD contracts in our international government operations and increased revenue from the growth in workload on a waste-to-energy expansion project and an air quality project.

IGP job income decreased $19 million in the first nine months of 2013 compared to the same period of the prior year. The decrease was driven by several factors including the continuing decline in market conditions in the APAC region in the infrastructure market, reduced activity in the Middle East under the LogCap IV contract as well as reduced work volumes and the completion of existing projects in Africa and Afghanistan. Substantial completion of an engineering project and an industrial project also contributed unfavorably to the job income for the period. These decreases were partially offset by $6 million in cost reductions in the third quarter of 2013 on a project in Indonesia, as well as nonrecurring charges in 2012 of $28 million associated with the unfavorable ruling by the U.S. COFC regarding the reasonableness of costs associated with dining facility services and $8 million of unfavorable liquidated damages for a project in Indonesia.

Services

Services revenue increased by $409 million in the first nine months of 2013 compared to the same period of the prior year. This increase was driven by increases of $257 million related to construction, fabrication and turnaround services in Canada, $109 million from building and construction projects in the U.S. and $44 million related to global maintenance and specialty services. The increase from U.S. construction projects was primarily associated with the construction of a base oil facility and a gas plant expansion, which had increased activities in 2013.

Services job income increased by $28 million in the first nine months of 2013 compared to the same period of the prior year due to increased income from construction, fabrication and turnaround services in Canada, as well as loss provisions of $21 million recorded on certain U.S. construction projects during 2012 that were not recurring in 2013 due to increased cost estimates. These increases were partially offset by lower job income in international operations primarily related to the 2013 scheduled drydocking of a maintenance vessel in our MMM joint venture.

Other

Other revenue was $64 million and job income was $36 million in the first nine months of 2013, compared to revenues of $64 million and job income of $42 million in the first nine months of 2012. This decrease in job income was primarily driven by declines for the EBIC ammonia plant in Egypt resulting from continued low gas feedstock supply which we began experiencing in late 2012; partially offset by the timing of maintenance expenditures on a project in the U.K. in 2013 and charges associated with hedging activities incurred during 2012 for the EBIC ammonia plant in Egypt that did not occur in 2013.

Changes in Estimates

Revenue and cost estimates for our engineering and construction contracts and government contracts are continuously revised in the normal course of operating our business. Under ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, changes in estimates from continuous and normal processes require disclosure if the effect is material. Significant revisions to contract estimates had a $141 million positive impact during the nine months ended September 30, 2013 on the segment operating income of our Gas Monetization business. This resulted from a $71 million change order executed on the Gorgon LNG project during the third quarter and $70 million, as well as changes in other project estimates.

Services Revenue by Market Sector

The Services business segment provides construction management, direct hire construction and maintenance services to clients in a number of markets. We believe customer focus, attention to highly productive delivery and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services based on the markets served, some of which are the same sectors served by our other business segments.

	Nine Months Ended September 30, 2013
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$1,769	$—	$1,769
Hydrocarbons	1,050	808	1,858
Infrastructure, Government and Power	1,182	793	1,975
Services	1,601	(1,601)	—
Other	64	—	64
Total KBR Revenue	$5,666	$—	$5,666

	Nine Months Ended September 30, 2012
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$2,422	$—	$2,422
Hydrocarbons	935	507	1,442
Infrastructure, Government and Power	1,442	685	2,127
Services	1,192	(1,192)	—
Other	64	—	64
Total KBR Revenue	$6,055	$—	$6,055

Corporate, tax and other matters

Labor cost absorption expense represents costs incurred by our central labor and resource groups net of the amounts charged to the operating business segments. Labor cost absorption expense was $42 million in the first nine months of 2013 compared to $13 million compared to the same period of the prior year. This increase was primarily due to lower contract hours and resource utilization in several of our engineering offices as a result of delays in awards of certain expected projects as well as $5 million related to closure costs in one of our non-core offices.

General and administrative expense was $181 million in the first nine months of 2013 compared to $163 million in the same period of the prior year. The increase was primarily due to higher enterprise resource planning ("ERP") project expenses.

Our effective tax rate was approximately 29% for the nine months ended September 30, 2013, which included a charge of $38 million as a result of an unfavorable ruling with respect to our tax dispute with our former parent Halliburton. The adjusted effective tax rate excluding discrete items was approximately 21% for the nine months ended September 30, 2013. The U.S. statutory tax rate for all periods was 35%. Our adjusted effective tax rate for the nine months ended September 30, 2013 was lower than the U.S. statutory rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. In the first nine months of 2013, we recognized discrete net tax expense of approximately $31 million, which included a charge of $38 million as a result of the unfavorable ruling described above, partially offset by benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

For the nine months ended September 30, 2012, our adjusted effective tax rate was approximately 29%, excluding discrete items and the noncash goodwill impairment charge of $178 million, which is not deductible for U.S. taxes. The adjusted effective tax rate includes increases of 1% for the nine months as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. The adjusted effective tax rate was lower than the U.S. statutory rate primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In the first nine months of 2012, we also recognized discrete net tax benefits of approximately $42 million including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia.

Net income attributable to noncontrolling interests was $93 million in the first nine months of 2013 compared to $36 million in the first nine months of 2012, respectively. The increase primarily resulted from additional income of $50 million attributable to noncontrolling interests as a result of the change order executed on the Gorgon LNG project.

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

For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures totaled $5.2 billion at September 30, 2013 and $5.8 billion at December 31, 2012. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.5 billion at September 30, 2013 and $2.1 billion at December 31, 2012. All backlog is attributable to firm orders as of September 30, 2013 and December 31, 2012. Backlog attributable to unfunded government orders was $120 million at September 30, 2013 and $236 million as of December 31, 2012.

Backlog

	September 30,	December 31,
Millions of dollars	2013	2012
Gas Monetization	$6,068	$7,745
Hydrocarbons	2,334	1,354
Infrastructure, Government and Power	2,284	2,824
Services	2,506	2,025
Other	976	983
Total backlog	$14,168	$14,931

We estimate that as of September 30, 2013, 50% of our backlog will be executed within one year. As of September 30, 2013, 46% of our backlog was attributable to fixed-price contracts and 54% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract except for smaller contracts where we characterize the entire contract based on the predominant component.

Gas Monetization backlog decreased $1.7 billion primarily due to work performed on existing projects. Hydrocarbons backlog increased $980 million primarily due to new awards for ammonia plants. IGP backlog decreased by $540 million primarily as a result of work performed on existing projects. Services backlog increased $481 million due to new awards of $1.5 billion primarily in maintenance and specialty services, partially offset by $1.0 billion of work performed on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $959 million at September 30, 2013 and $1.1 billion at December 31, 2012, which included $102 million and $201 million, respectively, of cash held by our joint ventures that we consolidate for accounting purposes. Joint venture cash balances are limited to joint venture activities and are not available for use on other projects, general cash needs or distributions to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distributions of profits related to joint venture operations.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world, the majority of which are outside of the U.S. Of the $857 million in non-joint venture cash and equivalents held at September 30, 2013, approximately $636 million is held in foreign subsidiaries. The remaining cash is non-joint venture domestic cash. Demands on our domestic cash have increased as a result of our increased dividend and our strategic initiatives including share repurchases and capital expenditures. We generally fund these initiatives through our existing cash and investment balances. When appropriate, we may access offshore cash and equivalents. Where local regulations limit efficient transfers of foreign cash balances, we expect to continue utilizing these funds for foreign activities primarily associated with project execution and non-U.S. corporate operations. We believe that internally generated cash flows are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations in Australia.  Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. Beginning in the second quarter of 2012, we provided for U.S. federal and state income taxes on 50% of the earnings of our Australian operations. We will continue to provide for U.S. federal and state taxes on this portion of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether the remaining 50% of our Australia earnings would be considered permanently reinvested, we considered our future non-U.S. cash needs such as, 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets, and; 3) our plans to invest in strategic acquisitions and other opportunities around the world. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credits associated with the deferred income would be available to reduce the resulting U.S. tax liabilities. As of September 30, 2013, foreign cash and equivalents that could be subject to additional U.S. income taxes and withholding taxes payable to the various foreign jurisdictions if remitted, or deemed remitted, as a dividend, excluding cash held by consolidated joint ventures, is estimated to be approximately $624 million.

Cash flow activities summary
	Nine Months Ended September 30,
Millions of dollars	2013	2012
Cash flows provided by (used in) operating activities	$81	$(11)
Cash flows used in investing activities	(50)	(50)
Cash flows used in financing activities	(83)	(68)
Effect of exchange rate changes on cash	(42)	9
Decrease in cash and equivalents	$(94)	$(120)

Operating activities. Cash provided by operations totaled $81 million in the first nine months of 2013 and resulted from our earnings, adjusted for items to reconcile to net income of $325 million, distributions from unconsolidated affiliates of $151 million and a source of cash of $126 million from the collection of receivables. This increase was partially offset by working capital uses, our payment of $108 million in outstanding performance bonds to PEMEX (see Note 6) and contributions of approximately $26 million to our pension funds.

Cash used in operations totaled $11 million in the first nine months of 2012 and was driven primarily by the timing of working capital requirements on several large projects. Cash paid for income taxes, net of refunds, was approximately $75 million for the first nine months of 2012. In addition, we contributed approximately $23 million to our pension funds during the first nine months of 2012.

Investing activities. Cash used in investing activities in the first nine months of 2013 totaled $50 million which was primarily due to capital expenditures associated with information technology projects.

Cash used in investing activities in the first nine months of 2012 totaled $50 million which was primarily due to capital expenditures of $53 million associated with information technology projects and leasehold improvements.

Financing activities. Cash used in financing activities in the first nine months of 2013 totaled $83 million and included $49 million for distributions to noncontrolling interests, $24 million for dividend payments to common shareholders, $9 million for principal payments on other long-term borrowings and $7 million for the repurchase of common stock. The uses of cash were partially offset by $5 million of net proceeds from the issuance of stock.

Cash used in financing activities in the first nine months of 2012 totaled $68 million and included $36 million for the repurchase of common stock, $22 million for dividend payments to common shareholders and $10 million for principal payments on other long-term borrowings consisting primarily of non-recourse debt of the Fasttrax VIE and computer software purchases financed in 2010.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and advances under our Credit Agreement.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, including any payments on the Halliburton award, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement expires in December 2016 and may be used for working capital, the issuance of letters of credit and other general corporate purposes. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (ii) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of September 30, 2013, there were $233 million in letters of credit and no advances outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At September 30, 2013, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not to exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEMEX contracts as discussed in Note 6 to our condensed consolidated financial statements). At September 30, 2013, the remaining availability under the Distribution Cap was approximately $631 million.

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

Off-balance sheet arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of September 30, 2013, we have utilized $708 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $233 million issued under our Credit Agreement and $475 million issued under uncommitted bank lines at September 30, 2013. Of the total letters of credit outstanding, $250 million relate to our joint venture operations. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other factors affecting liquidity

Percentage-of-completion contracts claims. As of September 30, 2013, claims were approximately $167 million and included claims associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $129 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the EPC contract. If we are unable to settle the claim with the customer, we intend to pursue recovery through other dispute resolution procedures. The claims related to this EPC contract have been recorded as current assets in "Unbilled receivables on uncompleted contracts."

Government claims. Included in receivables in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $239 million at September 30, 2013, of which $109 million is included in “Accounts receivable” and $130 million is included in “Unbilled receivables on uncompleted contracts.” These claims relate to contracts where our costs have exceeded the customer’s funded value of the task order. The $109 million of claims included in Accounts receivable results primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues.  We believe such disputed costs will be resolved in our favor at which time the customer will be required to obligate funds from appropriations for the year in which resolution occurs.  The remaining claims balance of $130 million primarily represents costs for which incremental funding is pending in the normal course of business along with specific items listed in Note 5.  The claims outstanding at September 30, 2013 are considered to be probable of collection and have been previously recognized as revenue.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $7 million at September 30, 2013 and $2 million at December 31, 2012, (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are in the process of a phased implementation of a new company-wide enterprise resource planning (ERP) system. During the third quarter of 2013, we substantially completed our first implementation of certain modules of our new ERP system in Canada resulting in certain changes in our internal controls over financial reporting. Each completed phase of our ERP implementation becomes a significant component of our internal control over financial reporting. With the exception of this first phase of our ERP implementation, there were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Operations of our Business

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. Revenue from the United States government, which was derived almost entirely from our IGP business segment, totaled $690 million or 9% of consolidated revenue, in 2012, $2.2 billion or 24% of consolidated revenue in 2011, and $3.3 billion or 32% of consolidated revenue in 2010. Revenue from the Chevron Corporation, which was derived primarily from our Gas Monetization segment, totaled $1.5 billion or 27% of consolidated revenue for the nine months ended September 30, 2013, $2.3 billion or 29% of consolidated revenue in 2012, $2.0 billion or 22% of consolidated revenue in 2011, and $1.8 billion or 18% of consolidated revenue in 2010. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On August 26, 2011, KBR announced that its Board of Directors authorized a share repurchase program to repurchase up to 10 million of our outstanding common shares. The authorization does not specify an expiration date. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2013. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2013
Repurchases	—	$—	—	7,584,764
Employee transactions	3,316	$32.48	—	—
August 1 - 30, 2013
Repurchases	—	$—	—	7,584,764
Employee transactions	2,542	$30.64	—	—
September 2 - 30, 2013
Repurchases	—	$—	—	7,584,764
Employee transactions	497	$33.20	—	—
Total
Repurchases	—	$—	—	7,584,764
Employee transactions	6,355	$31.80	—	—

(1)	Represents remaining common shares that may be repurchased pursuant to the August 26, 2011 announced share repurchase program.

(2)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs pertains to repurchases under our share maintenance program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; Registration No. 333-133302)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 99.1 Charter to KBR’s current report on Form 8-K filed January 23, 2012; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*10.1	Severance and Change of Control Agreement, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat; File No. 1-33146

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.

/s/ William P. Utt	/s/ Dennis S. Baldwin
William P. Utt	Dennis S. Baldwin
President and Chief Executive Officer, acting Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Date: October 24, 2013