Form 10-K
period 2013-12-31
KBR, INC.
filed 2014-02-27
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 28, 2013 was approximately $4.8 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $32.50.

As of January 31, 2014, there were 148,152,414 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, "KBR") is a global engineering, construction and services company supporting the energy, hydrocarbons, power, minerals, civil infrastructure, government services, industrial and commercial market segments. We offer an extensive portfolio of services through our Gas Monetization, Hydrocarbons, Infrastructure, Government and Power ("IGP"), Services and Other business segments. Information regarding business segment disclosures is incorporated by reference in Note 2 to our consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

KBR, Inc. was incorporated in Delaware on March 21, 2006 prior to an exchange offer transaction that separated us from our former parent, Halliburton Company, which was completed on April 5, 2007. We trace our history and culture to two businesses, The M.W. Kellogg Company ("Kellogg") and Brown & Root, Inc. ("Brown & Root"). Kellogg dates back to a pipe fabrication business that was founded in New York in 1901 and evolved into a technology and service provider for petroleum refining and petrochemicals processing. Brown & Root was founded in Houston, Texas in 1919 and built the world’s first offshore platform in 1947. Brown & Root was acquired by Halliburton in 1962 and Kellogg was acquired by Halliburton in 1998 through its merger with Dresser Industries.

Our Business Segments

Business Reorganization

During the third quarter of 2013, we reorganized our business to better serve our customers, improve our organizational efficiency, increase sales and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, such that we now have a total of five reportable segments: Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Business Segment President who reports directly to our chief operating decision maker ("CODM"). We have revised our business segment reporting to represent how we currently manage our business and recast prior periods to conform to the current business segment presentation.

The five business segments are consistent with our segment reporting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting and are described below.

Demand for our services depends primarily on our customers' capital expenditures in our market sectors. Our customers' capital expenditures in our markets are driven by global and regional economic growth expectations reflected in a long global spending cycle.  The spending cycle is moderated by fluctuations in crude oil prices and chemical feedstock costs including natural gas prices, and is also partially subject to volatility of financial markets.

Gas Monetization.  Our Gas Monetization business segment designs and constructs liquefied natural gas ("LNG") and gas-to-liquids ("GTL") facilities that allow for the economic development and transportation of resources across the globe. We provide our customers a full range of services for large and complex LNG and GTL projects, as well as provide significant contributions in advancing gas processing development, equipment design and innovative construction methods.

Hydrocarbons. Our Hydrocarbons business segment provides services ranging from pre-feasibility studies to front-end engineering design ("FEED") through construction and commissioning of process facilities in remote locations and developed areas around the world. We design and construct onshore and offshore oil and natural gas production facilities that include platforms, floating production and floating liquefied natural gas ("FLNG") facilities. We provide specialty consulting services that include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls. We also license technology and provide basic engineering and design packages for highly efficient differentiated proprietary process technologies. We also provide process technology and project design and execution for oil and gas, refining, chemicals, petrochemical, biofuels, fertilizers, coal gasification and syngas markets.

Abundant shale gas supplies and the resulting low gas prices in North America are driving renewed interest in petrochemical project investments.  We continue to be engaged in studies and FEED projects, reflecting our clients' intentions to invest in capital-intensive energy projects that utilize our process technologies and engineering, procurement and construction ("EPC") project-delivery skills.

We now see long-term growth in energy projects, including demand for related licensed process technologies, offshore oil and gas production, refining, chemicals, petrochemicals and fertilizers.  Upstream and downstream investment plans are advancing in such resource-rich areas as North America, the Middle East, Brazil, the North Sea and East and West Africa.  Each of these trends lends to our particular capability to deliver large projects in remote locations and harsh environments.

Infrastructure, Government & Power. Our IGP business segment designs and executes projects for industrial, commercial and defense and governmental agencies worldwide. These projects range from basic deliverables to complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater, building and pipeline projects. Our capabilities include operations, maintenance, logistics and field support, facilities management and border security, and design or build services. Our suite of services includes project management, construction management, training, and visualization software, as well as engineering, construction and project management services across the world.

Industries served by this segment include support for the U.S. and U.K. government operations in Iraq, Afghanistan and other regions, as well as diverse infrastructure markets including transportation and water facilities, and industrial markets including electric power generation, mining, minerals and other industrial clients.

Services. Our Services business segment delivers direct-hire construction and construction management for stand-alone construction projects in a variety of global markets as well as construction execution support on all U.S. EPC projects. We provide module assembly, fabrication and maintenance services, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals processing, mining, power, alternate energy, pulp and paper, industrial and manufacturing and consumer product industries. Our Services business segment also provides global maintenance, on-call construction, turnaround and specialty services where today more than 90 locations have embedded KBR personnel that provide commercial general contractor services for education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building clients. Our Services business segment periodically works on projects with other business segments.

Other. Our business segment information has been prepared in accordance with ASC 280 - Segment Reporting. Certain of our reporting units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as "Other" and include our Ventures and Technical Staffing Resources (formerly a part of Allstates) as well as corporate expenses not included in the operating segments’ results.

Ventures invests alongside clients in projects where one or more of KBR’s other business segments has a direct role in technology supply, engineering, construction, construction management or operations and maintenance. Project investments have been made in business sectors including defense equipment and housing, toll roads and petrochemicals.

Our Business Strategy

We create shareholder value through a business strategy of providing our customers differentiated and consistent capital project delivery and services offerings across the entire engineering, construction and operations project lifecycle as a vertically integrated global contractor. Our projects are generally long-term in nature and are impacted by factors including market conditions, financing arrangements, governmental approvals and environmental matters. An essential feature of our global strategy is to establish local operations in locations where services demand growth is expected. Our core skills are conceptual design, FEED, engineering, project management, procurement, construction, construction management, logistics, commissioning, operations and maintenance. When necessary, we complement organic growth by pursuing targeted acquisitions that focus on expanding our capabilities and market coverage or accelerating business growth strategies. Key features of our business segment strategies include:

•
The Gas Monetization business segment continues to be a leader in gas monetization, having designed and constructed, alone or with joint venture partners, a number of the world's operating LNG production facilities over the past 30 years. The development of large gas fields and the increased use of high-volume horizontal hydraulic fracturing ("fracking") are forecast to help drive growth for the Gas Monetization business segment. We continue to target a strong pipeline of LNG prospects, while seeking new GTL opportunities.

•
The Hydrocarbons business segment builds on our world-class strength and experience with hydrocarbon processing projects and seeks to expand our presence in both offshore and onshore oil and gas services. We continue to grow by utilizing our technology and execution expertise to provide high-value process facilities to our customers. We expect to continue to broaden our portfolio of differentiated process technologies and associated service, proprietary equipment and catalyst offerings delivered through a global platform. We utilize our differentiated process technologies, but also execute projects using technologies supplied by others.

•
The Infrastructure, Government & Power business segment broadens our commercial, government operations, EPC logistics, construction and maintenance services internationally. We apply our design, project management and construction skills to infrastructure, industrial, mining, minerals and power markets utilizing the same global delivery platform already in place for Hydrocarbons.

•
The Services business segment capitalizes on our brand reputation and core competencies to expand our direct-hire construction, general contracting and industrial services operations, both domestically and internationally, with a focus on safe operations and high-value outcomes. Demand for industrial construction services is increasing in North America, primarily due to shale gas and oil sands-related projects. Prospects continue to develop for maintenance services in North America and the Middle East, while the commercial building market shows signs of improvement and recovery.

Competition and Scope of Global Operations

We operate in highly competitive markets throughout the world and we believe the following are the areas where we have a competitive advantage in the markets in which we operate. The types of competition with respect to sales of our capital project and service offerings include:

•	customer relationships;

•	successful prior execution of large projects in difficult locations;

•	technical excellence and differentiation;

•	high value in delivered projects and services measured by performance, quality, operability and cost;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an "as needed, where needed and when needed" basis with the required local content and presence;

•	consistent superior service quality;

•	market-leading health, safety and environmental standards and sustainable practices;

•	financial strength through liquidity, capital capacity and the ability to support warranties;

•	breadth of proprietary technology and technical sophistication; and

•	robust risk awareness and management processes.

We conduct business in over 70 countries. Based on the location of projects executed, our operations in countries other than the U.S. accounted for 66% of our consolidated revenue during 2013, 73% of our consolidated revenue during 2012 and 78% of our consolidated revenue during 2011. See Note 2 to our consolidated financial statements for selected geographic information.

We have summarized our revenues by geographic location as a percentage of total revenues below:

	Years ended December 31,
	2013	2012	2011
Revenue:
United States	34%	27%	22%
Asia Pacific (includes Australia)	26%	25%	16%
Canada	10%	6%	3%
Africa	8%	21%	23%
Middle East (excluding Iraq)	8%	7%	8%
Europe	8%	7%	6%
Iraq	4%	6%	22%
Other Countries	2%	1%	—%
Total	100%	100%	100%

We market substantially all of our project and service offerings through our business segments. The markets we serve are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Corporation, CH2M Hill Companies Ltd., Fluor Corporation, Jacobs Engineering Group, Inc., URS Corporation, AECOM Technology Corporation, and international-based companies such as AMEC plc, Chicago Bridge and Iron Co., N.V., Chiyoda Corporation ("Chiyoda"), Foster Wheeler A.G., Hyundai Engineering and Construction Company, JGC Corporation ("JGC"), McDermott International, Petrofac PLC, Saipem S.p.A., Technip, John Wood Group PLC and Worley Parsons Ltd. Since the markets for our services are vast and extend across multiple geographic regions, we cannot make a definitive estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation and foreign currency exchange controls and fluctuations. We strive to manage or mitigate these risks through a variety of means including contract provisions, contingency planning, insurance schemes, hedging and other risk management activities. See "Item 1A. Risk Factors," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments Market Risk" and Note 21 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to manage our risks.

Significant Acquisitions and Other Transactions

In November 2013, we closed on the sale of a portion of a subsidiary, Allstates Technical Services, for $10 million in cash. The sale resulted in a $3 million pre-tax gain and is recorded in "gain on disposition of assets" in our accompanying consolidated statements of income.

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

In November 2012, we closed on the sale of our former headquarters campus located at 4100 Clinton Drive in Houston, Texas for $42 million in cash. The sale resulted in a $27 million pre-tax gain on disposal of assets in "gain on disposition of assets" in our accompanying consolidated statements of income.

On December 31, 2010, we obtained control of the remaining 44.94% interest in our M.W. Kellogg Limited (“MWKL”) consolidated joint venture previously held by JGC. MWKL is located in the U.K. and provides EPC services primarily for LNG, GTL and onshore oil and gas projects.

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately-held EPC services company for material handling systems. R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. ENI and its acquired businesses have been integrated into our IGP business segment.

See Note 20 to our consolidated financial statements for further discussion of our business combinations and other transactions.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce exposure and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party, facilitate relationships between us, our venture partners and different potential customers and allow for greater flexibility in delivering our services based on cost and geographical efficiency. Clients of the Gas Monetization business segment frequently require EPC contractors to work in teams given the size and complexity of LNG projects that may cost billions of dollars to complete. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2013.

We are working with JGC and Chiyoda for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed using two joint ventures (collectively "JKC") and we own a 30% equity interest in each joint venture. The investments are accounted for using the equity method of accounting and reported in our Gas Monetization business segment.

KJVG is a joint venture consisting of JGC, Hatch Associates PTY LTD, Clough Projects Australia PTY LTD and KBR for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Gorgon downstream LNG project ("Gorgon LNG project") located on Barrow Island off the northwest coast of Western Australia. We hold a 30% interest in the joint venture which is consolidated for financial accounting purposes and reported in our Gas Monetization business segment.

Aspire Defence Holdings Limited ("Aspire Defence") is a joint venture currently owned by KBR and two financial investors to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the U.K. We own a 45% interest in Aspire Defence, which is reported in our Ventures business and is included in our Other business segment. In addition, we own a 50% interest in each of the two joint ventures within our IGP business segment that provides the construction and related support services to Aspire Defence. We account for our investments in these entities using the equity method of accounting.

Mantenimiento Marino de Mexico (“MMM”) is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The principal Grupo R entity is Corporative Grupo R, S.A. de C.V. and Discoverer ASA, Ltd., a Cayman Islands company. The Partners’ Agreement covers five joint venture entities executing Mexican contracts with Petróleos Mexicanos ("PEMEX"). MMM was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render maintenance, repair and restoration services of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures. We account for our investment in these entities using the equity method of accounting and report them within our Services business segment.

Backlog of Unfulfilled Orders

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded. For our projects related to unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenue in backlog to provide an indication of future work to be performed. Our backlog was $14.4 billion and $14.9 billion at December 31, 2013 and 2012, respectively. We estimate that, as of December 31, 2013, 49% of our backlog will be recognized as revenue within one year. All backlog is attributable to firm orders at December 31, 2013 and 2012. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as either cost-reimbursable or fixed-price, although a portion of our contracts are “hybrid” contracts containing both cost-reimbursable and fixed-price scopes.

Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine the quantities of work to be performed, the project execution schedule and the costs associated with the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer project risks to us.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates and reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred, or a combination of the two. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our IGP business segment provides substantial work under cost-reimbursable contracts with the United States Department of Defense (“DoD”) and other governmental agencies that are generally subject to applicable statutes and regulations. If the government finds that we improperly charged any costs to a contract under the terms of the contract or applicable Federal Procurement Regulations, these costs are potentially not reimbursable or, if already reimbursed, we may be required to refund the costs to the customer. Such conditions may also include financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Item 1A. Risk Factors” for more information.

Significant Customers

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, regulated and independent power companies, manufacturers, mining companies and domestic and foreign governments. A considerable percentage of revenue is generated from transactions with the Chevron Corporation (“Chevron”) primarily from our Gas Monetization business segment and the U.S. government from our IGP business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The information in the following tables has summarized data related to our revenue from Chevron and the U.S. government.

Revenue and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
	2013		2012		2011
Millions of dollars, except percentage amounts	$	%	$	%	$	%
Chevron revenue	$1,871	26%	$2,302	30%	$2,048	22%
U.S. Government revenue	$567	8%	$688	9%	$2,216	24%

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of sources throughout the world. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement department seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedules. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. See “Item 1A. Risk Factors” for more information.

Intellectual Property

We have developed or otherwise have the right to license leading technologies including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification and semi-submersible technology. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer end-products. We are a licensor of ammonia process technologies used in the conversion of synthetic gas to ammonia. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us, enhances our margins and encourages customers to utilize our broad range of EPC and construction services.

Our rights to make use of technologies licensed to us are governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. Generally, each agreement may be further extended and we have historically been able to renew existing agreements before they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal. However, the majority of our license fees tend to result in a one-time payment per agreement rather than ongoing royalty-type payments. For technologies we own, we protect our rights, know-how and trade secrets through patents and confidentiality agreements. Our expenditures for research and development activities were immaterial in each of the past three fiscal years.

Seasonality

On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services.

Employees

As of December 31, 2013, we had approximately 27,000 employees, of which approximately 17% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Health and Safety

We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include the Federal Occupational Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws, and safety requirements of the Departments of State, Defense, Energy and Transportation of the U.S. government. We are also subject to similar requirements in other countries in which we have extensive operations, including the United Kingdom where we are subject to the various regulations enacted by the Health and Safety Act of 1974.

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

We continue to monitor conditions at sites owned or previously owned, and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect that costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, as of December 31, 2013, we have accrued approximately $2 million for the assessment and remediation costs associated with all environmental matters and could possibly incur an additional $1 million for which we have not accrued. See Note 14 to our consolidated financial statements for more information on environmental matters.

We have been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. At this time, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a short-term material direct effect on our business, the markets that we serve or on our results of operations or financial position with the possible exception of the power generation projects within our IGP business segment. However, climate change legislation could have a direct effect on our customers or suppliers, which could impact our business. For example, our commodity-based markets depend on the level of activity of mineral and oil and gas companies and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, which could impact our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for minerals, oil and natural gas.  We will continue to monitor developments in this area.

Compliance

We are subject to numerous compliance-related laws and regulations, including the U.S. Foreign Corrupt Practices Act "the "FCPA"), the U.K. Bribery Act, other applicable anti-bribery legislation and laws and regulations regarding trade and exports. We are also governed by our own Code of Business Conduct and other compliance-related corporate policies and procedures that mandate compliance with these laws. Conducting our business with ethics and integrity is a key priority for KBR. Our Code of Business Conduct is a guide for every employee in applying legal and ethical practices to our everyday work. The Code of Business Conduct describes not only our standards of integrity but also some of the specific principles and areas of the law that are most likely to affect our business. We regularly train our employees regarding anti-bribery issues and our Code of Business Conduct.

Website Access

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers. No such waivers were granted during 2013.

Item 1A. Risk Factors

Risks Related to Operations of our Business

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A substantial portion of our revenue is directly or indirectly derived from new contract awards. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, governmental and environmental approvals. Since a significant portion of our revenue is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts, in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on our business, financial condition and results of operations.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. Approximately 43% of the value of our backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced based in part on cost and scheduling estimates that are based on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct a portion of our EPC operations through large project-specific joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners, and we typically share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to our customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

Operating through joint ventures in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that we follow. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations. Additionally, in order to establish or preserve relationships with our joint venture partners, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and returns on these investments compared to what we may have received if the risks and resources we contributed were always proportionate to our returns.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may exceed or be excluded from existing insurance coverage.

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties or delays in completion or commencement of commercial operations, exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in us assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which may result in additional direct and indirect costs. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

International and political events may adversely affect our operations.

A significant portion of our revenue is derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include, but not be limited to:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war or other armed conflict;

•	currency fluctuations, devaluations and conversion restrictions;

•	confiscatory taxation or other adverse tax policies; or

•
governmental activities or judicial actions that limit or disrupt markets, restrict payments, limit the movement of funds, result in the deprivation of contract rights or result in the inability for us to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries and other countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Our operations are conducted in areas that have significant political risk. In addition, military action or continued unrest in the Middle East could restrict the supply of oil and gas, disrupt our operations in the region and elsewhere and increase our costs related to security worldwide.

We may have additional tax liabilities associated with our domestic and international operations.

We are subject to income taxes in the United States and numerous foreign jurisdictions, many of which are developing countries. Significant judgment is required in determining our worldwide provision for income taxes due to lack of clear and concise tax laws and regulations in certain developing jurisdictions. It is not unlikely that laws may be changed or clarified and such changes may require material changes to our tax provisions. We are audited by various U.S. and foreign tax authorities and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, such as Iraq, Afghanistan, certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we have and may continue to incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors that has resulted in claims and litigation. In the future, the safety of our personnel in these and other locations may continue to be at risk, exposing us to the potential loss of additional employees and contractors that could lead to future claims and litigation.

We ship a significant amount of cargo using seagoing vessels exposing us to certain maritime risks.

We execute different projects in remote locations around the world. Depending on the type of contract, location and the nature of the work, we may charter seagoing vessels under time and bareboat charter parties and assume certain risks typical of those agreements. Such risks may include damage to the ship, liability for cargo and liability which charterers and vessel operators have to third parties “at law”. In addition, we ship a significant amount of cargo and are subject to hazards of the shipping and transportation industry.

Demand for our services depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial, mining and power companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide construction services could decrease in the event of a sustained reduction in demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices for oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

•	worldwide or regional political, social or civil unrest, military action and economic conditions;

•	the level of demand for oil, natural gas, industrial services and power generation;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the level of oil production by non-OPEC countries and the available excess production capacity from OPEC countries;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets in which we operate.

Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings.

As of December 31, 2013, our backlog was approximately $14.4 billion. We cannot guarantee that the revenue projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing and the breadth and technical sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a material adverse effect on the margins we generate from our projects as well as our ability to maintain or increase market share.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenue is generated from transactions with Chevron, primarily from our Gas Monetization business segment, and the U.S. government from our IGP business segment. Revenue from Chevron and the U.S. government in 2013 represented 26% and 8%, respectively, of our total consolidated revenue.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in the provisioning of services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Since we license technologies from third parties, there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. In some, but not all cases, we may be able to obtain the necessary intellectual property rights from alternative sources. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

Our current business strategy includes the possibility of acquisitions, which present certain risks and uncertainties.

We may seek business acquisitions as a means of broadening our offerings and capturing additional market opportunities by our business segments and we may be exposed to certain additional risks resulting from these activities. These risks include, but are not limited to the following:

•	Valuation methodologies may not accurately capture the value proposition;

•
Future completed acquisitions may not be integrated within our operations with the efficiency and effectiveness initially expected, resulting in a potentially significant detriment to the associated product/service line financial results, and pose additional risks to our operations as a whole;

•	We may have difficulty managing our growth from acquisition activities;

•	Key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;

•	The effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;

•
We may assume liabilities of an acquired business (e.g. litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	We may assume unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	Business acquisitions may include substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits; or

•
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all. Moreover, to the extent an acquisition transaction results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit capacity.

We rely on information technology ("IT") systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely heavily on IT systems in order to achieve our business objectives.  We also rely upon industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber attacks or other malicious software programs.  The failure of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. We have experienced limited and infrequent security threats, none of which we considered to be significant to our business or results of operations, but significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We are implementing a new enterprise resource planning software system ("ERP") and failure to implement the ERP successfully could adversely affect our business and results of operations.

We are incurring costs associated with designing and implementing a new company-wide ERP with the objective of gradually migrating to the new system. We had capital expenditures of $53 million in 2013 for ERP design and implementation. In addition, we incurred expenses related to the ERP initiative of $41 million during 2013. Capital expenditures and expenses for ERP for 2014 and beyond will depend upon the pace of conversion. If implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of ERP timely and successfully, we may incur additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies.

An impairment of all or part of our goodwill and/or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2013, we had $772 million of goodwill and $85 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheets, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual and an interim analysis, if appropriate, of our goodwill to determine if it has become impaired. The analysis requires us to make assumptions in estimates of fair value of our reporting units. If actual results are significantly different from the estimates, we might be required to write down the impaired portion of goodwill. An impairment of all or a part of our goodwill and/or intangible assets could have a material adverse effect on our net earnings and net worth.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project, the ratio of hours performed to date to our estimate of total expected hours at completion, or the physical progress methodology. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Risks Related to U.S. Government Operations of our Business

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles, such as support for the military in Iraq, have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government has also favored multiple award task order contracts in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. It may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win. In addition, negative publicity regarding findings stemming from audits by the Defense Contract Audit Agency (the "DCAA") and Congressional investigations may adversely affect our ability to obtain future awards. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Analysis - U.S. Government Matters."

Demand for our services provided under U.S. government contracts are directly affected by spending and capital expenditures by our customers.

We derive a portion of our revenue from contracts with agencies and departments of the U.S. government, which is directly affected by changes in government spending and availability of adequate funding. Additionally, U.S. government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a defense contractor, our financial performance is affected by the allocation and prioritization of U.S. defense spending, including sequestration. Factors that could effect current and future U.S. government spending include:

•	policy and/or spending changes implemented by the current administration, DoD or other government agencies;

•	changes, delays or cancellations of U.S. government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the U.S. government;

•	curtailment of the U.S. governments’ outsourcing of services to private contractors; or

•	level of political instability due to war, conflict or natural disasters.

We face uncertainty with respect to our U.S. government contracts due to the fiscal and economic challenges facing the U.S. government, including sequestration and issues surrounding the U.S. national debt ceiling. Potential contract cancellations, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. The loss of work we perform for the U.S. government or decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flows.

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if KBR is complying with the requirements under FAR and CAS, pertaining to the allocation, period assignment, and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages.

Given the demands of working domestically and overseas for the U.S. government, we may have disagreements or experience performance issues. When performance issues arise under any of our U.S. government contracts, the U.S. government retains the right to pursue remedies, which could include termination under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts. Other remedies that could be sought by our government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Governmental Regulations and Law

We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government.

To the extent that we export products, technical data and services outside of the United States, we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible U.S. government contractor and cause us to suffer serious harm to our reputation. Any suspension or termination of our U.S. government contractor status could have a material adverse effect on our business, financial condition or results of operations.

We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could include suspension or debarment of our ability to contract with the U.S. state or local governments, U.S. government agencies or the U.K. MoD, third-party claims, loss of customers, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

The FCPA, the U.K. Anti-Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of the FCPA and other anti-corruption laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot provide complete assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We could be adversely impacted if we fail to comply with domestic and international export laws.

To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

We are subject to various environmental, health and safety laws and regulations. If we fail to comply with these laws and regulations, we may incur significant costs and penalties that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to a variety of environmental, health and safety laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination associated with the release of hazardous substances and human health and safety. Violations of these laws and regulations can cause significant delays and add significant cost to a project.

Various U.S. federal, state, local, and foreign environmental laws and regulations may impose liability for property damage and costs of investigation and clean up of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge or causation of the presence of contaminants. The liability under these laws is joint and several. The ongoing costs of complying with existing environmental laws and regulations could be substantial and have a material adverse impact on our financial condition, results of operations and cash flows.

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to claims alleging personal injury, property damage or natural resource damages by employees, customers and third parties as a result of alleged exposure to or contamination by hazardous substances. In addition, we may be subject to fines, penalties or other liabilities arising under environmental safety laws. A claim, if not covered by insurance at all or only partially, could have a material adverse impact on our financial condition, results of operations and cash flows.

Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate.

Risks Related to Financial Conditions and Markets

Current or future economic conditions in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy and access our cash and short-term investments.

We finance our business using cash provided by operations, but also depend on the availability of credit for growth. Our ability to obtain capital or financing on satisfactory terms will depend in part upon prevailing market conditions as well as our operating results. If adequate credit or funding is not available, or is not available on terms satisfactory to us, there could be a material adverse effect on our business and financial performance.

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

In addition, we are subject to the risk that the counterparties to our Credit Agreement may be unable to meet their contractual obligations to us if they suffer catastrophic demands on their liquidity. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors, that may be negatively affected by events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held at major banks and financial institutions located primarily in North America, the United Kingdom and Australia. Deposits are in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, been forced into receivership or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash and investments which may result in a temporary liquidity crisis that could impede our ability to fund operations.

We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Credit Agreement is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, letters of credit and/or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially strong. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current Credit Agreement. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonding and/or other customary credit enhancements could have a material adverse effect on our business prospects and future revenue.

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

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, prohibiting stockholder action by written consent, advance notice for making nominations at meetings of stockholders, providing for the State of Delaware as the exclusive forum for lawsuits concerning certain corporate matters and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline. Additionally, our Credit Agreement contains a default provision that is triggered upon a change in control of at least 25%.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations, and our ability to reinvest earnings from operations. Our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs. However, we do enter into contracts that subject us to currency risk exposure, primarily when our contract revenue is denominated in a currency different from the contract costs. A significant portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant foreign currency risks, including risks resulting from changes in currency exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

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

Part of our business strategy is to expand into new markets and enhance our position in existing markets, both domestically and internationally, which may include the acquiring and merging of complementary businesses. To successfully fund and complete such potential acquisitions, we may issue additional equity securities that may result in dilution of our existing shareholder ownership's earnings per share.

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable governments and other customers to finance large-scale projects, such as the acquisition and maintenance of major military equipment, capital projects and service purchases. These projects typically include the facilitation of nonrecourse financing, the design and construction of facilities and the provision of operation and maintenance services for an agreed-upon period after the facilities have been completed. We may incur contractually reimbursable costs and typically make investments prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our investments can be dependent on the operational success of the project and market factors, which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
Birmingham, Alabama	Owned	Office facility	Hydrocarbons, IGP and Services

Greenford, Middlesex United Kingdom	Owned	Office facilities	Gas Monetization and Hydrocarbons

Leatherhead, United Kingdom	Owned	Office facility	Gas Monetization, Hydrocarbons and IGP

North America:

Arlington, Virginia	Leased	Office facilities	IGP

Edmonton, Alberta, Canada	Leased	Project facilities	Services

Houston, Texas	Leased	Office facilities	All and corporate functions

Monterrey, Nuevo Leon, Mexico	Leased	Office facilities	Gas Monetization and Hydrocarbons

Newark, Delaware	Leased	Office facilities	Hydrocarbons

Australia:

Perth, Australia	Leased	Office and project facilities	Gas Monetization and IGP

South Brisbane, Queensland, Australia	Leased	Office and project facilities	Hydrocarbons and IGP

We also own or lease numerous small facilities that include sales offices and project offices throughout the world and lease office space in other buildings owned by unrelated parties. All of our owned properties are unencumbered and we believe all properties that we currently occupy are suitable for their intended use.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Item 1A. Risk Factors” and in Notes 13 and 14 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices per share for our common stock as reported by the New York Stock Exchange and dividends declared. In the fourth quarter of 2013, we declared a dividend of $0.08 per share on October 2, 2013.

	Common Stock Price Range		Dividends Declared Per Share
	High	Low
Fiscal Year 2013
First quarter ended March 31, 2013	$32.65	$28.24	$—
Second quarter ended June 30, 2013	$36.69	$27.60	$0.08
Third quarter ended September 30, 2013	$34.01	$29.42	$0.08
Fourth quarter ended December 31, 2013	$36.70	$29.32	$0.08
Fiscal Year 2012
First quarter ended March 31, 2012	$38.00	$27.68	$0.05
Second quarter ended June 30, 2012	$35.97	$22.73	$0.05
Third quarter ended September 30, 2012	$32.10	$22.09	$0.05
Fourth quarter ended December 31, 2012	$31.84	$25.95	$0.13
At January 31, 2014, there were 116 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Share repurchases
On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program.

On August 26, 2011, we announced that our Board of Directors authorized a share repurchase program to repurchase up to 10 million shares of our outstanding common stock. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2013. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – 31, 2013
Repurchase program	—	$—	—	7,584,764
Employee transactions	707	$33.20	—	—
November 1 – 29, 2013
Repurchase program	—	$—	—	7,584,764
Employee transactions	88	$33.95	—	—
December 2 – 31, 2013
Repurchase program	—	$—	—	7,584,764
Employee transactions	29	$31.02	—	—
Total
Repurchase program	—	$—	—	7,584,764
Employee transactions	824	$33.20	—	—

(a)
The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs pertains to repurchases under our share maintenance program.

(b)	Represents remaining common shares that may be repurchased pursuant to the share repurchase program authorized and announced on August 26, 2011.

Under our Credit Agreement, we are permitted to repurchase our common stock, provided that no such repurchases shall be made from the proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2013 does not exceed the Distribution Cap. At December 31, 2013, the remaining availability under the Distribution Cap was approximately $619 million. The declaration, payment or increase of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions. We have had several share repurchase programs, including the 10 million shares authorized under our 2011 share repurchase program discussed above. Since January 2007, we have repurchased $625 million of our outstanding common stock.

Performance Graph

The chart below compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2013, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 31, 2008, and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/30/2012	12/31/2013
KBR	$100.00	$126.46	$204.49	$188.30	$203.54	$216.94
Dow Jones Heavy Construction	100.00	113.81	145.55	119.54	144.42	188.76
Russell 1000	100.00	125.47	142.87	142.15	161.94	211.24

Item 6.Selected Financial Data
The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Millions of dollars, except per share amounts
Statement of Operations Data:
Revenues	$7,283	$7,770	$9,103	$9,962	$12,060
Gross profit	581	518	640	689	712
Equity in earnings of unconsolidated affiliates (a)	137	151	158	137	45
Impairment of goodwill and long-lived assets (b)	—	(180)	—	(5)	(6)
Operating income	471	299	587	609	536
Income from continuing operations, net of tax	327	202	540	395	364
Net income attributable to noncontrolling interests	(98)	(58)	(60)	(68)	(74)
Net income attributable to KBR	229	144	480	327	290
Basic net income attributable to KBR per share	$1.55	$0.97	$3.18	$2.08	$1.80
Diluted net income attributable to KBR per share	$1.54	$0.97	$3.16	$2.07	$1.79
Cash dividends declared per share (c)	$0.24	$0.28	$0.20	$0.15	$0.20

Balance Sheet Data (as of the end of period):
Total assets	$5,516	$5,767	$5,673	$5,417	$5,327
Long-term nonrecourse project-finance debt	78	84	88	92	—
Total shareholders’ equity	$2,595	$2,511	$2,442	$2,204	$2,296

Other Financial Data (as of the end of period):
Backlog of unfulfilled orders	$14,414	$14,931	$10,931	$12,041	$14,098

(a)
In 2013, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our consolidated statement of income. We reclassified the prior year amounts to conform to our revised presentation as a component of operating income but not a component of revenues.

(b)
Included in 2012 is a goodwill impairment charge of $178 million in our IGP business segment. Included in 2009 is a goodwill impairment charge of $6 million in our Other business segment. Included in 2012 and 2010 are impairment of long-lived asset charges of $2 million and $5 million, respectively, primarily related to equipment, land and buildings.

(c)
In 2012, we declared five dividends totaling $0.28 per share. In each quarter during 2012, we declared a dividend of $0.05 per share. In the fourth quarter of 2012, we declared an additional dividend of $0.08 per share on December 18, 2012. Consequently, in 2013 we declared only three dividends totaling $0.24 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with Part I of this Form 10-K as well as the consolidated financial statements and related notes included in Item 8 of this Form 10-K.

Executive Overview

Business Reorganization

During the third quarter of 2013, we reorganized our business to better serve our customers, improve our organizational efficiency, increase sales and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, such that now we have a total of five reportable segments: Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our CODM. We have revised our business segment reporting to represent how we currently manage our business and recast prior periods to conform to the current business segment presentation.

Overview of Financial Results

2013 compared to 2012

2013 net income attributable to KBR increased to $229 million from $144 million in 2012. We generated $290 million in operating cash flow in 2013 as compared to $142 million in 2012. The 2013 operating cash flow amount includes the one-time payment of $108 million in performance bonds relating to an ongoing dispute on a long completed project in Mexico that we believe will be recoverable in the future. See Note 14 to our consolidated financial statements for further discussion of the performance bonds.

2013 financial performance was driven by our Gas Monetization business segment, which generated the highest revenue of $2.2 billion and gross profit of $324 million during the year. This segment is currently executing two multi-billion dollar LNG projects in Australia which are expected to continue throughout 2014. We are nearing completion of a major GTL project in Nigeria and an LNG project in Algeria, which we expected to successfully close out. Although progress has been made in our negotiations, we have not signed any agreements and thus are not able to release certain remaining contingencies. Gas Monetization is actively pursuing new LNG prospects but is not expecting an EPC award on these prospects until 2015 or beyond.

The Hydrocarbons business segment also had a strong year in 2013 with revenues increasing 18% from 2012 to approximately $1.5 billion, led by an increase in the number of downstream projects such as ammonia plants for clients taking advantage of a relatively abundant supply of natural gas throughout the world. However, the mix of projects has trended toward more construction activities and as such the total gross profit for this segment was relatively flat in 2013 when compared to 2012. We expect the global hydrocarbons markets to continue to improve in 2014 with energy demand driven by long-term global GDP growth.

The overall volume of business in our IGP business segment declined in 2013 with revenue declining to approximately $1.5 billion from $1.8 billion in 2012 as government expenditures and investments in mining and infrastructure projects remain slow. However, IGP gross profit increased to $65 million in 2013 from $20 million in 2012 due to significant job losses on two projects in Indonesia in 2012 and an adverse ruling on a U.S. government contract, both of which were not repeated in 2013. We believe opportunities for our services are growing with non-U.S. governments and with electric power generating companies investing in new natural gas-fired power generation plants in the U.S. and/or projects to improve air emissions at existing coal-fired power plants.

Our Services business segment had a strong year in 2013 with revenues increasing 28% to $2.1 billion primarily driven by construction activities on oil sands-related projects in western Canada. Gross profit increased $106 million from 2012 due to the higher volume of business and the impact in 2012 from profit reversals and project losses. We expect western Canada to remain a strong market for our construction services in 2014.

As part of an effort to right size the company to match the expected workloads, we executed a reduction in force in the fourth quarter of 2013, and took an associated charge of approximately $10 million across the functions and businesses. This charge is included in cost of revenues and general and administrative expenses on the consolidated statement of income. We continue to examine our overhead and our expected revenue and workload and will continue to take measures in an effort to appropriately size the organization as workloads vary going forward.

2012 compared to 2011

2012 net income attributable to KBR decreased to $144 million from $480 million in 2011.  This decline in performance was related to the December 2011 decline in government operations in Iraq, project completions or near completions on three significant projects in the Gas Monetization segment, project losses in the IGP and Services business segments, and a $178 million charge in 2012 related to the impairment of a portion of the goodwill from our acquisition of R&S in 2010. Partially offsetting these items were new awards and increased activity in several market segments.

Gas Monetization revenue was flat in 2012 compared to 2011; however, gross profit increased $168 million as a result of incentive awards, increased activity and additional change orders on our largest LNG projects in Algeria and in Australia.

The Hydrocarbons business segment had a strong year in 2012 with revenues up slightly compared to 2011 and gross profit increasing 15% from $161 million to $185 million driven by an increase in the number of long-term technical service and engineering projects, recognition of license fee renewals, increased progress on existing projects primarily located in the U.S., the North Sea and Azerbaijan, as well as recognition of amounts related to the settlement of the Fina Antwerp Olefins ("FAO") claim.

IGP business segment revenue declined by $1.4 billion in 2012, or 43%, compared to 2011 and gross profit decreased by $181 million due primarily to the completion of operations in Iraq with the U.S. government, reduced activity due to a market slowdown and reduced investment in our Asia Pacific ("APAC") region, additional project costs and liquidated damages related to two projects in Indonesia associated with our acquisition of R&S, and an unfavorable ruling from the U.S. Court of Federal Claims ("COFC") regarding costs associated with dining facility services. Offsetting these declines were increases in activity from new awards in certain sectors, a shift from the LogCAP III contract to the LogCAP IV contract supporting the U.S. Department of State in Iraq, new projects in the power sector related to air emissions controls systems, coal gasification projects and a waste-to-energy expansion project, and increased activity on certain projects in the Middle East.

Our Services business segment revenues were almost flat in 2012 compared to 2011. However, gross profit was $80 million lower in 2012 than in 2011 due to increased estimated costs to complete several U.S. construction fixed-price projects and the overall decline in our U.S. construction business. The higher costs on these fixed-price projects resulted in $75 million in project loss provisions in 2012. Offsetting these losses was increased income from significant new awards in Canada driven by construction activities on oil sands-related projects in western Canada.

For a more detailed discussion of the results of operations for each of our business segments, corporate general and administrative expense, income taxes and other items, see the “Results of Operations” section below.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements. While certain business segments below do not meet the criteria for reportable segments in accordance with ASC 280 - Segment Reporting, we believe this supplemental information is relevant and meaningful to our investors.

For the year ended December 31, 2013, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our consolidated statement of income. We reclassified the 2012 and 2011 amounts to conform to our revised presentation. For purposes of reviewing the results of operations, "gross profit" is calculated as business segment revenue less cost of revenue, which includes business segment overhead costs directly attributable to the business segment but excludes equity in earnings of unconsolidated affiliates.

	Years Ended December 31,
			2013 vs. 2012			2012 vs. 2011
Millions of dollars	2013	2012	$	%	2011	$	%
Revenue
Gas Monetization	$2,155	$3,006	$(851)	(28)%	$3,017	$(11)	—%
Hydrocarbons	1,482	1,260	222	18%	1,210	50	4%
Infrastructure, Government and Power	1,535	1,848	(313)	(17)%	3,261	(1,413)	(43)%
Services	2,051	1,600	451	28%	1,564	36	2%
Other	60	56	4	7%	51	5	10%
Total	$7,283	$7,770	$(487)	(6)%	$9,103	$(1,333)	(15)%

Gross profit
Gas Monetization	$324	$381	$(57)	(15)%	$213	$168	79%
Hydrocarbons	177	185	(8)	(4)%	161	24	15%
Infrastructure, Government and Power	65	20	45	225%	201	(181)	(90)%
Services	57	(49)	106	216%	31	(80)	(258)%
Other	15	16	(1)	(6)%	16	—	—%
Labor cost absorption not allocated to the business segments	(57)	(35)	(22)	(63)%	18	(53)	(294)%
Total	$581	$518	$63	12%	$640	$(122)	(19)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$55	$33	$22	67%	$27	$6	22%
Hydrocarbons	—	1	(1)	(100)%	5	(4)	(80)%
Infrastructure, Government and Power	47	56	(9)	(16)%	67	(11)	(16)%
Services	13	33	(20)	(61)%	26	7	27%
Other	22	28	(6)	(21)%	33	(5)	(15)%
Total	$137	$151	$(14)	(9)%	$158	$(7)	(4)%

Impairment of goodwill and long-lived assets
Infrastructure, Government and Power	$—	$(178)	$178	100%	$—	$(178)	—%
Other	—	(2)	2	100%	—	(2)	—%
Total	$—	$(180)	$180	100%	$—	$(180)	—%

Gain on disposition of assets	$2	$32	$(30)	(94)%	$3	$29	n/m

Amounts not allocated to the business segments
Corporate general and administrative expense not allocated to the business segments	$(249)	$(222)	$(27)	(12)%	$(214)	$(8)	(4)%
Total operating income	$471	$299	$172	58%	$587	$(288)	(49)%

n/m - not meaningful

Gas Monetization

Gas Monetization revenue decreased by $851 million in 2013 compared to 2012, as a result of reduced volume on a GTL project in Nigeria and an LNG project in Algeria as these projects completed or neared completion. This decrease was partially offset by revenue of $71 million recorded in the third quarter of 2013 resulting from a change order on an LNG project in Australia, higher activity and growth on a second LNG project in Australia as a result of the project advancing to the EPC phase and increased activity on a number of FEED projects.

Gas Monetization gross profit decreased by $57 million in 2013 compared to 2012 primarily as a result of lower activity, cost savings realized in the prior period with no corresponding cost savings realized in the current period, as well as the correction of an error originating in periods prior to 2013 of approximately $25 million. The correction of this error combined with current year foreign currency effects resulted in a net unfavorable impact to gross profit of $22 million for the year ended December 31, 2013. The correction of the error was related to foreign currency accounting that resulted from activity over the course of the project. The decline in gross profit was also driven by $20 million of other project charges due to delays in project start-up, tax assessments and project execution costs as well as a $7 million proposed settlement with the African Development Bank on another project. The decrease in gross profit was partially offset by $71 million of additional gross profit from the change order recorded in the third quarter of 2013 related to the Australian LNG project.

Gas Monetization revenue decreased by $11 million in 2012 compared to 2011, primarily driven by lower volume of work associated with near-completion on the GTL project in Nigeria and the completion of another GTL project in Qatar, as well as the FEED phase of one of the Australian LNG projects. The decrease in 2012 revenues was offset by increased activity and schedule incentive awards on the LNG project in Australia and the start of the EPC phase of the other LNG project in Australia.

Gas Monetization gross profit increased by $168 million in 2012 compared to 2011, as a result of increased activity on our three LNG projects.  The increased activity was related to change orders which revised the estimated cost-to-complete for the Algerian LNG project, as well as schedule awards for the Australian LNG project. Partially offsetting these increases was a reduction in gross profit of $47 million primarily due to near-completion on the GTL project in Nigeria and the completion of the GTL project in Qatar in 2011.

Gas Monetization equity in earnings of unconsolidated affiliates, increased by $22 million in 2013 compared to 2012, primarily due to increased activity and overall project growth on the other LNG project in Australia.

Hydrocarbons

Hydrocarbons revenue increased $222 million and gross profit decreased $8 million in 2013 compared to 2012. The increase in revenue was primarily due to an increase in large EPC contracts for downstream ammonia, urea and ethylene projects utilizing natural gas feedstock in North America, progress on an ethylene project in Uzbekistan and a services project in Azerbaijan. The mix of revenue between EPC projects with generally lower margins as a percentage of revenue compared with services projects contributed to the decline in gross profit, as well as the recognition of a $14 million increase in gross profit in 2012 from the FAO settlement. The higher revenue in 2013 was partially offset by completion of a floating production storage and offloading (“FPSO”) project in the North Sea and several engineering and technical services projects.

Hydrocarbons revenue increased $50 million and gross profit increased by $24 million in 2012 compared to 2011. These increases were primarily due to the progress achieved on license and engineering projects in various geographic locations. We also recognized an additional $20 million in revenue related to the FAO claim settlement which resulted in a $14 million increase in gross profit. These increases were partially offset by the completion or near-completion of several long-term projects in late 2012.

Infrastructure, Government and Power

IGP revenue decreased $313 million in 2013 compared to 2012 driven by base closures and headcount reductions under the contract supporting the U.S. Military and the U.S. Department of State in Iraq. As the U.S. government continues its withdrawal from Iraq, the volume of support services also continues to decline. There was also reduced activity related to commercial support services in Africa, reduced activity on a major contract for the U.K. Ministry of Defence (“MoD”), and completion of a portion of U.K. MoD contracts in Afghanistan. Our infrastructure and minerals market offerings were affected by the continuing slow market conditions in the APAC region, and also from reduced government and private sector investments. These decreases were partially offset by new awards and activity on waste-to-energy expansion projects and on an air-quality project in the U.S.

IGP gross profit increased $45 million in 2013 compared to 2012, as a result of provisions taken in 2012 of $72 million from cost overruns and liquidated damages mainly on two projects in Indonesia. Additionally, project charges of $28 million related to the unfavorable U.S. government ruling associated with dining facility services in Iraq and $8 million of liquidated damages recorded for a project in Indonesia in 2012 that did not recur in 2013. Gross profit in 2013 includes the reversal of $25 million of reserves due to the progress of audits, offset by declines related to the continuing challenging market conditions in the APAC region, reduced activity in the Middle East under the LogCAP IV contract, the completion and ramp down of existing projects in Africa and Afghanistan, and cost overruns on a large fixed-price power project in the U.S.

IGP revenue decreased $1.4 billion in 2012 compared to 2011. This decline was primarily driven by the $1.5 billion decline related to the completion of operations in Iraq under the U.S. Army contract in December 2011. In 2012, our services in the region shifted to our contract supporting the U.S. Department of State in Iraq. These decreases were partially offset by $130 million of new projects awarded in 2012 and increased progress on existing projects awarded during late 2011 in our power and industrial sector. New projects included air emissions controls systems in Illinois and Kentucky, and we saw existing project growth from a coal-gasification project in Mississippi and a waste-to-energy expansion project in Florida. There was also increased activity related to support services in Africa and a NATO contract in Afghanistan and increased activity in the Middle East associated with the expansion of the Doha Expressway program.

IGP gross profit decreased by $181 million in 2012 compared to 2011, primarily due to the completion of services under the U.S. Army contract for work in Iraq. The decrease also includes the unfavorable ruling from the U.S. COFC which resulted in a noncash, pre-tax charge of $28 million, lower minerals sector gross profit of $54 million due to increased operating costs, funding of liquidated damages and other items on various projects legacy charges related to R&S acquisition related projects in Indonesia. Our industrial sector experienced a $15 million decline in gross profit, driven by lower activity on a U.K. MoD project in the U.K. and reduced margins on a U.K. MoD contract in Afghanistan. Gross profit related to the two Indonesian projects declined $38 million as a result of additional project costs and liquidated damages. Gross profit in 2012 was further reduced due to increased costs, liquidated damages and technical delays mainly on the legacy R&S projects and due to a decline in market conditions in the APAC region.

The change in equity in earnings in unconsolidated affiliates, for IGP is primarily due to the U.K. MoD project in the U.K. slowly nearing completion.

In the third quarter of 2012, during the course of our annual strategic planning process, we identified a deterioration in the economic conditions of the minerals markets as well as less than expected actual and projected income and cash flows due to lower project bookings and losses from ongoing projects that were acquired as part of KBR’s acquisition of R&S. As a result of our interim goodwill impairment test, we recorded a non-cash goodwill impairment charge of $178 million in the third quarter of 2012.

In the fourth quarter of 2013, during the course of our annual goodwill impairment test, we determined that expected income and cash flows for one reporting unit in our IGP business segment was substantially lower than previous forecasts due to the continuing decline in market conditions in the APAC region in the minerals sector, which has resulted in delays in award of certain expected projects. However, the results of our annual goodwill impairment test indicated no impairment of the goodwill related to the reporting unit in our IGP business.

To arrive at the reporting unit's future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We will continue to monitor conditions in the market and its potential effects on the recoverability of the reporting unit assets. However, if market conditions materially change compared to our expectations, or if actual future new project awards fall below our projections, the goodwill could become impaired in the future.

In our intangible assets discussion in Note 8, we disclosed that we performed an undiscounted cash flow analysis due to the annual goodwill impairment test and did not identify any impairment of intangible assets. In addition, we evaluated the other long-term assets consisting mainly of property, plant and equipment and did not identify an impairment of those assets.

Services

Services revenue increased by $451 million to $2.1 billion and gross profit increased by $106 million to $57 million in 2013 as compared to 2012. These increases were broad-based, driven primarily by increases in the construction, fabrication and turnaround services in Canada, building and construction projects in the U.S. and global maintenance and specialty services projects. Gross profit was also higher due to project loss provisions of $75 million recorded on certain U.S. construction projects during 2012 that did not recur in 2013.

Services revenue increased by $36 million in 2012 compared to 2011. This increase was driven by a number of projects, including construction services for gas plants in Northern British Colombia, fabrication modules for oil sands-related projects in Canada, as well as building and construction projects in the U.S. such as a base oil facility and turnaround upgrades and rebuilds. These increases were partially offset by lower revenue on other projects, including the completion of several large hospital projects and a major turnaround project that were finished in 2011.

Services gross profit decreased by $80 million in 2012 compared to 2011, primarily related to project loss provisions of $75 million recorded on certain U.S. construction projects in 2012. The provisions taken were primarily related to lower productivity and higher wage rates, which gave rise to higher direct labor costs, indirect costs and other extension-of-time-related costs.

Services equity in earnings in unconsolidated affiliates, decreased from $33 million in 2012 to $13 million in 2013 due to extended dry dock and out of contract periods for MMM.  Services equity in earnings in unconsolidated affiliates increased from $26 million in 2011 to $33 million in 2012 primarily due to the dry dock of Semi 2 in 2011 for MMM.

Other

Other revenue increased by $4 million and gross profit decreased by $1 million in 2013 compared to 2012. Included in Other is Ventures and other operations. Ventures operations consist of investments in joint ventures accounted for under the equity method of accounting, net of tax. Ventures revenue and gross profit decreased by $6 million and $7 million, respectively, in 2013 compared to 2012. This decrease was primarily driven by declines related to the ammonia plant in Egypt resulting from interruptions in natural gas feedstock supply which we began experiencing in late 2012, partially offset by the timing of maintenance expenditures on a project in the U.K. in 2013 and charges associated with hedging activities incurred during 2012 for the ammonia plant in Egypt that did not occur in 2013.

Ventures revenue decreased by $5 million while gross profit was unchanged in 2012 compared to 2011, due to a decline of $10 million on the ammonia plant in Egypt related to noncash hedge accounting adjustments, write-off of deferred losses related to the refinancing of the investment's debt, reduced productivity as a result of low gas feedstock pressure and plant closure for turnaround maintenance. This decline was partially offset by higher revenue and gross profit of $6 million achieved by other Ventures projects, primarily due to lower debt interest costs and lower maintenance costs.

Changes in Estimates

There are many factors, including, but not limited to, the ability to properly execute the engineering and designing phases consistent with our customers’ expectations, the availability and costs of labor and resources, productivity and weather that can affect the accuracy of our cost estimates, and ultimately, our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs; however, historically, our estimates have been reasonably dependable regarding the recognition of revenue and profit on percentage of completion contracts. During 2013, we recognized revisions in estimates on an LNG project in Australia as a result of an approved change order and increases in estimated project hours which impacted our 2013 gross profit by $190 million.

Services Business Segment Revenue by Market Sector

The Services business segment provides construction management, direct-hire construction and maintenance services to clients in a number of markets. We believe customer focus, attention to delivery and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis below is supplementally provided to present the revenue generated by Services business segment based on the markets served, some of which are the same sectors served by our other business segments.

	Year Ending December 31, 2013
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$2,155	$—	$2,155
Hydrocarbons	1,482	801	2,283
Infrastructure, Government and Power	1,535	1,250	2,785
Services	2,051	(2,051)	—
Other	60	—	60
Total KBR Revenue	$7,283	$—	$7,283

	Year Ending December 31, 2012
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$3,006	$—	$3,006
Hydrocarbons	1,260	739	1,999
Infrastructure, Government and Power	1,848	861	2,709
Services	1,600	(1,600)	—
Other	56	—	56
Total KBR Revenue	$7,770	$—	$7,770

	Year Ending December 31, 2011
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$3,017	$—	$3,017
Hydrocarbons	1,210	652	1,862
Infrastructure, Government and Power	3,261	912	4,173
Services	1,564	(1,564)	—
Other	51	—	51
Total KBR Revenue	$9,103	$—	$9,103

Corporate, tax and other matters

Labor cost absorption not allocated to our business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost under-absorption was $57 million in 2013 compared to under-absorption of $35 million in 2012 and an over-absorption of $18 million in 2011. The increase in labor cost absorption not allocated to our business segments of $22 million in 2013 compared to 2012 was primarily due to reduced volumes of contract hours and resource utilization in several of our engineering offices as a result of delays in awards of certain expected projects as well as $5 million related to closure costs in one of our non-core offices. The 2012 labor cost absorption difference of $53 million compared to an over-absorption in 2011 was primarily due to lower chargeable hours and utilization in several of our engineering offices as a result of delays in awards of certain expected projects.

General and administrative expense was $249 million in 2013, $222 million in 2012 and $214 million in 2011. The increase in 2013 was primarily due to higher ERP project expenses of $21 million, consulting and legal expenses related to tax items, including arbitration with our former parent and charges in our risk and benefit programs. These increases were partially offset by lower incentive compensation costs in 2013. The increase in general and administrative expense in 2012 was primarily due to ERP project expenses, higher pension costs driven by unfavorable changes in assumptions that impacted 2012 expense and charges in our risk and benefit programs. The increases were partially offset by lower information technology support costs, lower legal costs and reductions associated with other cost containment measures.

Interest expense, net of interest income, was $5 million, $7 million and $18 million in 2013, 2012 and 2011, respectively. The 2013 reduction in interest expense, net of interest income, compared to 2012 is primarily due to higher interest income in 2013 on our treasury-managed time deposits. Interest expense was substantially the same in 2013 and 2012. The 2012 reduction in expense compared to 2011 was primarily associated with favorable terms of the new Credit Agreement. Interest income was substantially the same in 2012 and 2011.

We had net foreign currency gains of less than $1 million in 2013, losses of $2 million in 2012 and gains of $3 million in 2011. Foreign currency losses in 2012 were primarily due to the fluctuating Euro and currencies with limited hedge markets such as the Algerian Dinar. Foreign currency gains in 2011 were primarily due to the weakening U.S. Dollar against most major currencies. Some of these positions were not fully hedged.

Our effective tax rate on pretax earnings was 29.4%, 29.9% and 5.6% for the years ended December 31, 2013, 2012 and 2011, respectively. The U.S. statutory tax rate for all years was 35%. Our effective tax rate includes a charge of $38 million as a result of an unfavorable ruling with respect to our tax dispute with our former parent Halliburton. Our adjusted effective tax rate excluding discrete items was approximately 23% for the year ended December 31, 2013. Our adjusted effective tax rate was lower than the U.S. statutory tax rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. In 2013, we recognized discrete net tax expense of approximately $30 million, which included a charge of $38 million as a result of the unfavorable ruling described above, partially offset by benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries. Included in the discrete net tax expense is a charge for valuation allowances. We are relying on a forecast of future taxable income in making our determination regarding the need for a valuation allowance on the deferred tax assets related to net operating losses and foreign tax credits. In the event our future taxable income is less than the forecasted amount, an additional valuation allowance may need to be recorded in the future. Provision for income taxes was $136 million for the year ended December 31, 2013.

Our effective tax rate, excluding discrete items was approximately 29.9% for the year ended December 31, 2012. In the third quarter of 2012, we recorded a noncash goodwill impairment charge of $178 million in our IGP business segment, which is not deductible for U.S. taxes. Excluding the nondeductible goodwill impairment charge and discrete items, our adjusted effective tax rate was 29.1% for year ended December 31, 2012. The adjusted effective tax rate includes increases of 3.9% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. Our adjusted effective tax rate excluding discrete items for 2012 was lower than our statutory tax rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In 2012, we also recognized discrete net tax benefits of approximately $50 million, including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures, tax benefits associated with the interest on an adverse arbitration award associated with the Barracuda-Caratinga project in Brazil, as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia. Provision for income taxes was $86 million for the year ended December 31, 2012.

Our effective tax rate excluding discrete items was approximately 29.3% for the year ended December 31, 2011. The effective tax rate was lower than the U.S. statutory tax rate due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In 2011, we recognized discrete tax benefits including a $69 million tax benefit related to the arbitration award related to the Barracuda-Caratinga project as well as $32 million in tax benefits due to the reduction of deferred tax liabilities associated with the pending liquidation of an unconsolidated joint venture in Australia, resulting in a net effective tax rate of approximately 5.6%. In September 2011, an arbitration panel in the Barracuda-Caratinga arbitration awarded Petrobras $193 million, which will be deductible for tax purposes, and for which we are indemnified by our former parent, Halliburton. The indemnification payment from Halliburton to KBR will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable income. Consequently, the arbitration ruling resulted in a tax benefit during 2011. In addition, we recognized other discrete tax benefits in 2011 totaling $34 million primarily from favorable return to accrual adjustments, I.R.S. audit adjustments and the execution of tax planning strategies. Provision for income taxes was $32 million for the year ended December 31, 2011.

Net income attributable to noncontrolling interests was $98 million, $58 million and $60 million in 2013, 2012 and 2011, respectively. The increase in 2013 from 2012 primarily resulted from additional income of $50 million attributable to noncontrolling interests as a result of the change order executed on an LNG project on Barrow Island in Australia. The slight decrease in 2012 from 2011 resulted from lower earnings on projects that were completed or nearing completion on our consolidated joint ventures.

Acquisitions and Other Transactions

Information relating to various acquisitions and other transactions is described in "Item 1. Business" and in Note 20 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenue and our pro-rata share of work to be performed by unconsolidated joint ventures we expect to realize in the future as a result of performing work on contracts. We generally include total expected revenue in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive in nature and may fluctuate depending on estimated revenue and contract duration. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. For certain long-term service contracts with a defined contract term, such as those associated with privately financed projects, the amount included in backlog is limited to five years.

We have included in the table below our proportionate share of unconsolidated joint ventures estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $5.5 billion at December 31, 2013 and $5.8 billion at December 31, 2012. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.4 billion at December 31, 2013 and $2.1 billion at December 31, 2012. All backlog is attributable to firm orders as of December 31, 2013 and 2012. Backlog attributable to unfunded government orders was $166 million at December 31, 2013 and $236 million at December 31, 2012. The following table summarizes our backlog by business segment.

	December 31,
Millions of dollars	2013	2012
Gas Monetization	$6,158	$7,745
Hydrocarbons	2,619	1,354
Infrastructure, Government and Power	2,097	2,824
Services	2,544	2,025
Other	996	983
Total backlog	$14,414	$14,931

We estimate that as of December 31, 2013, 49% of our backlog will be executed within one year. As of December 31, 2013, 43% of our backlog was attributable to fixed-price contracts and 57% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Gas Monetization backlog decreased $1.6 billion primarily due to work performed on existing projects, specifically the large GTL and LNG projects in Nigeria and Algeria. We expect Gas Monetization backlog to continue to decline in 2014 as no major EPC awards are forecasted until 2015. Hydrocarbons backlog increased $1.3 billion primarily due to new awards for downstream projects such as ammonia plants. IGP backlog decreased by $727 million primarily as a result of work performed on existing projects and the continued level of reduced U.S. government spending and investments in mining projects. Services backlog increased $519 million due to new awards of $2.6 billion primarily in maintenance and specialty services, partially offset by work performed of $2.1 billion on various construction projects in the U.S. and Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $1.1 billion at December 31, 2013, and December 31, 2012, respectively, as follows:

	December 31,
Millions of dollars	2013	2012
Domestic U.S. cash	$355	$242
International cash	675	610
Joint venture cash	69	201
Total	$1,099	$1,053

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as implementation of our new ERP systems, the payment of dividends to shareholders and potential repurchases of our outstanding common stock.

Joint venture cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. Such amounts are limited to joint venture activities and are not readily available for general corporate purposes but portions of such amounts may become available to us in the future should there be distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

The international cash balances may be available for general corporate purposes but are subject to local restrictions such as capital adequacy requirements and local obligations such as the funding of our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Additionally, repatriated foreign cash may become subject to U.S. income taxes.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world. We believe that existing cash balances and internally generated cash flows are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia.  Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. We will continue to provide for U.S. federal and state taxes on 50% of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether earnings would be considered permanently invested, we considered future non-U.S. cash needs such as, 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets and; 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. As of December 31, 2013, foreign cash and equivalents on which U.S. income taxes have not been recognized, excluding cash held by consolidated joint ventures, is estimated to be approximately $554 million of the $675 million of the total international cash referenced in the table above. We have estimated the amount of unrecognized deferred U.S. tax liability to be approximately $91 million, which includes the effects of foreign tax credits associated with the deferred income to reduce the U.S. tax liabilities.

Our operating cash flow can vary significantly from year to year and is affected by the mix, terms and percentage of completion of our engineering and construction projects. We sometimes receive cash through billings to our customers on our larger engineering and construction projects and those of our consolidated joint ventures in advance of incurring the related costs. In other projects our net investment in the project costs may be greater than available project cash and we may utilize other cash on hand or availability under our Credit Agreement to satisfy any periodic operating cash requirements.

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

Our excess cash is generally invested in either time deposits with commercial banks or money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA by Standard & Poor’s or Aaa by Moody’s Investors Service. As of December 31, 2013, substantially all of our excess cash was held in commercial bank time deposits with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	December 31,
Millions of dollars	2013	2012	2011
Cash flows provided by operating activities	$290	$142	$650
Cash flows provided by (used in) investing activities	(62)	52	(88)
Cash flows used in financing activities	(148)	(116)	(377)
Effect of exchange rate changes on cash	(34)	9	(5)
Increase in cash and equivalents	$46	$87	$180

Operating activities. Cash provided by operations totaled $290 million in 2013 and resulted from our earnings, working capital and distributions of earnings received from unconsolidated affiliates of $180 million, partially offset by our payment of $108 million in outstanding performance bonds to PEMEX Exploration and Production ("PEP"), other uses driven by taxes and contributions of approximately $54 million to our pension funds. See Note 14 to our consolidated financial statements for further discussion of the performance bonds.

Cash provided by operations totaled $142 million in 2012 and resulted from our earnings, adjusted for items to reconcile to net income, of $317 million and distributions of earnings received from unconsolidated affiliates, including repayment of advances to unconsolidated affiliates of $102 million, partially offset by working capital uses related to our business with the U.S. government and the Gas Monetization and Services business segments.

Cash provided by operations totaled $650 million in 2011, driven primarily by strong earnings and collections of advances and distributions from unconsolidated affiliates of $196 million. Operating cash flow was primarily driven by the timing of working capital requirements on several large projects. Cash remitted for income taxes, net of refunds, was $201 million. In addition, we contributed $74 million to our pension plans, including a lump sum contribution of $40 million which had been previously agreed with the trustees of our international U.K. plans. Cash held by consolidated joint ventures increased by $99 million.

Investing activities. Cash used in investing activities totaled $62 million in 2013, which was primarily due to purchases of property, plant and equipment associated with information technology projects.

Cash provided by investing activities totaled $52 million in 2012 which was primarily due to proceeds of $127 million from the sale of our interest in the 601 Jefferson building and the Clinton Drive campus facility. These proceeds were offset by capital expenditures of $75 million associated with information technology projects and leasehold and facility improvements.

Cash used in investing activities totaled $88 million for 2011 which was primarily due to capital expenditures of $83 million largely related to information technology projects and leasehold improvements. Additionally, we made investments totaling $11 million in an equity method joint venture associated with the lease of our corporate headquarters and received proceeds of $6 million from the sale of an investment.

Financing activities. Cash used in financing activities totaled $148 million in 2013 and included $7 million for the purchase of treasury stock, $36 million for dividend payments to common shareholders, $108 million for distributions to noncontrolling interests and $14 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax variable interest entity ("VIE") and computer software purchases financed in 2010. The uses of cash were partially offset by $9 million of investments from noncontrolling interests and $6 million of proceeds from the exercise of stock options.

Cash used in financing activities totaled $116 million in 2012 and included $40 million for the purchase of treasury stock, $37 million for dividend payments to common shareholders, $36 million for distributions to noncontrolling interests and $14 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE and computer software purchases financed in 2010. The uses of cash were partially offset by $11 million of tax benefits associated with stock exercises and proceeds from the exercise of stock options.

Cash used in financing activities totaled $377 million in 2011 and included $178 million of payments to acquire the noncontrolling interest in MWKL, $118 million of payments to purchase 4 million shares of treasury stock, $63 million for distributions to noncontrolling interests, $30 million for dividend payments to common shareholders and $15 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE and computer software purchases financed in 2010. These payments were partially offset by a return of cash of $17 million used to collateralize standby letters of credit.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management and cash borrowings under our Credit Agreement as well as potential litigation proceeds.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, including any payments on the Halliburton award, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment. See “Off-Balance Sheet Arrangements” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of December 31, 2013, there were $226 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, including financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At December 31, 2013, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 14 to our consolidated financial statements). At December 31, 2013, the remaining availability under the Distribution Cap was approximately $619 million.

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains 92 heavy equipment transporters ("HETs") for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction) and a bridge loan totaling approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) which are nonrecourse to KBR and its partner. The bridge loan was replaced when the shareholders funded combined equity and subordinated debt in 2005. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR because they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds, which mature in 2021.  Subordinated notes payable to each of the 50% partners initially bear interest at 11.25% and increase to 16% over the term of the notes through 2025.  For financial reporting purposes, only our partner’s portion of the subordinated notes appears in the consolidated financial statements. Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the notes.

The combined principal installments for both classes of bonds and subordinated notes, including inflation-adjusted bond indexation, over the next five years and beyond as of December 31, 2013 are included in the commitments and contractual obligations table in the following section. See Note 9 for further discussion on equity method investments and variable interest entities and see Note 11 for further discussion on this debt.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and, as of December 31, 2013, we have utilized $687 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $226 million issued under our Credit Agreement and $461 million issued under uncommitted bank lines at December 31, 2013. Of the total letters of credit outstanding, $249 million relate to our joint venture operations where the letters of credit are posted by our banks on our behalf using our capacity to support our agreed upon pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2013:

	Payments Due
Millions of dollars	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$100	$88	$80	$62	$55	$399	$784
Purchase obligations (a)	18	4	1	1	1	3	28
Pension funding obligation (b)	46	46	46	46	46	234	464
Nonrecourse project finance debt	10	10	11	12	12	33	88
Total (c)	$174	$148	$138	$121	$114	$669	$1,364

(a)
In the ordinary course of business, we enter into commitments for the purchase or lease of software, materials, supplies and similar items. The purchase obligations can span several years depending on the duration of the projects. In general, the costs associated with those purchase obligations are expensed to correspond with the revenue earned on the related projects. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers.

(b)
Included in our pension obligations are payments related to our agreement with the trustees of our international plan. The agreement calls for minimum contributions of £28 million in 2014 through 2023. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2013. KBR, Inc. has provided a guarantee for up to £125 million in support of Kellogg Brown & Root (U.K.) Limited's obligation to make payments to the plan in respect of its liability under the Pensions Act 1995.

(c)
Not included in the total are uncertain tax positions recorded pursuant to ASC 740 - Income Taxes, which totaled $69 million as of December 31, 2013. The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above. See Note 12 for further discussion on income taxes.

Other factors potentially affecting liquidity

Contract claims. As of December 31, 2013, claims and unapproved change orders related to several projects. Included in the table above are claims included in project estimates-at-completion associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $46 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the contract. We also have claims associated with one of our APAC projects for which we have recognized contract revenue of $10 million. These claims are recorded in "costs and estimated earnings in excess of billings on uncompleted contracts" on our accompanying consolidated balance sheets.

Liquidated damages. Some of our engineering and construction contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages in the event claims are asserted for which we were responsible for the delays. These generally relate to specified activities that must be completed within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract.

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $10 million at December 31, 2013 and $2 million at December 31, 2012, (including amounts related to our share of unconsolidated subsidiaries) that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

Information relating to our transactions with former parent commitments and contingencies is described in Note 15 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

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

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 22 to the consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 13 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Legal Proceedings

Information relating to various commitments and contingencies is described in Note 14 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to select appropriate accounting policies and to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are described below to provide a better understanding of our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A significant accounting estimate is one that requires difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.

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

Engineering and Construction Contracts. Revenue from long-term contracts to provide construction, engineering, design or similar services is recognized as contract performance progresses using the percentage-of-completion method. We estimate the progress towards completion to determine the amount of revenue and profit to be recognized in each reporting period, based upon estimates of the total cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable claims and change orders included in revenue. Progress is generally based upon a cost incurred to total estimated costs at completion approach but we also use alternative methods including physical progress, labor hours incurred to total estimated labor hours at completion or others depending on the type of project.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss. Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled timeline. We recognize accrued liquidated damages as a reduction in revenues. We generally include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders or claims to our clients as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims against others are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until such time as they are finalized and approved. See Note 5 for our discussion on unapproved change orders and claims.

At least quarterly, significant projects are reviewed in detail by senior management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in “Item 1A. Risk Factors”. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

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

Accounting for government contracts. Frequently, services provided to the United States government are governed by cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work) and incentive/award fees.

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

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. KBR excludes from billings to the U.S. government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts based on the applicable regulations. Revenue recorded for government contract work is reduced for our estimate of potentially unallowable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred and subcontract terms, as applicable. From time to time, we engage outside counsel to advise us in determining whether certain costs are allowable. We also review our analysis and findings with the administrative contracting officer (“ACO”) as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”) or the COFC. We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Goodwill Impairment Testing. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations and, in accordance with ASC 350 - Intangibles - Goodwill and Other, we are required to test goodwill for impairment on an annual basis, and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1. As of December 31, 2013, we had goodwill totaling $772 million on our consolidated balance sheets. In accordance with ASC 350 - Intangibles - Goodwill and Other, we conduct our goodwill impairment testing at the reporting unit level.

Our October 1, 2013, annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

Consistent with prior years, the fair values of reporting units in 2013 were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a ten year period plus a terminal value (the income approach).

Under the market approach, we estimate fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The earnings multiples for the market approach ranged from 7.6 to 10.9 times the earnings for each of our reporting units. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 12.5% to 17.8%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. Given this, if market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

At the annual testing date of October 1, 2013, our market capitalization exceeded the carrying value of our consolidated net assets by $2.8 billion and, except for one reporting unit in our IGP business segment, the fair value of all our reporting units substantially exceeded their respective carrying amounts as of that date. The fair value for one reporting unit in our Hydrocarbons business segment and two reporting units in our IGP business segment exceeded their carrying values based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. If future variances for these assumptions are negative and significant, the fair values of these reporting units may not substantially exceed their carrying values in future periods.

The carrying value of the one reporting unit in our IGP business segment exceeded its fair value by approximately 30%, thus failing Step 1. This is the same reporting unit discussed below in relation to the goodwill impairment in 2012. We then performed Step 2 of the goodwill impairment test which compares the implied fair value of goodwill to the carrying value of that goodwill. The implied fair value of the reporting unit's goodwill exceeds its carrying value by approximately $5 million or 6%. Therefore, no impairment was indicated, but changes in the actual performance versus the assumptions used in the Step 2 impairment test could result in a future impairment.

On January 1, 2014, we reorganized four of the five reporting units in the IGP business segment into three geographic-based reporting units. This reorganization allows the IGP business segment to focus its full-scope engineering, procurement, construction and defense services on a regional level. We have concluded that each will be considered a separate reporting unit for goodwill impairment testing purposes. As a result, we performed an additional impairment test immediately before and after this change in reporting units, utilizing the same methodology as our October test and no indication of impairment was identified.

In the third quarter of 2012, we recognized a noncash goodwill impairment charge of $178 million related to the IGP business segment in connection with our interim impairment review. The charge was primarily the result of the determination that both the actual and expected income and cash flows for our IGP business segment were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of Roberts & Schaefer Company. We also identified a deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the IGP business segment, which reduced forecasts of the sales, operating income and cash flows expected in 2013 and beyond.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization and the evaluation of tax planning strategies in making an assessment of realization. The company is relying on a forecast of future taxable income in making its determination regarding the need for a valuation allowance on the deferred tax assets related to state net operating losses. In the event our future taxable income is less than the forecasted amount, an additional valuation allowance may need to be recorded in the future. As of December 31, 2013, we had net deferred tax assets of $390 million, which are net of deferred tax liabilities of $208 million and a valuation allowance of $44 million primarily related to certain U.S. state and foreign branch net operating losses.

We have operations in the United States and in numerous other countries. Consequently, we are subject to the jurisdictions of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned and revenue-based tax withholding. The final determination of our worldwide tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

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

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined in the normal course of business by tax authorities. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest and penalties as needed based on this outcome.

Legal and Investigation Matters. As discussed in Notes 13 and 14 of our consolidated financial statements, as of December 31, 2013 and 2012, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and external legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, differ from our estimates after appeals, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715 - Compensation - Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses include inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically and updated accordingly to reflect our actual experience and expectations.

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity securities, fixed income funds and securities, hedge funds, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 3.38% at December 31, 2013 from 3.09% at December 31, 2012. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 96% of all plans, decreased to 4.45% at December 31, 2013 from 4.50% at December 31, 2012. An additional future decrease in the discount rate of 25 basis points for our pension plans would increase our projected benefit obligation by an estimated $101 million and $2 million for the U.K. and U.S. plans, respectively, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $96 million and $2 million for the U.K. and U.S. plans, respectively. Our expected long-term rates of return on plan assets utilized at the measurement date remained unchanged at 7.00% for our U.S. pension plans and increased to 6.45% from 6.15% for our U.K. pension plans.

To calculate the expected return on pension plan assets, the market-related value of assets for our U.S. pension plans is actual fair value.  For our international plan, a method is used that recognizes investment gains or losses, the difference between the expected and actual return based on market-related value of assets over a five-year period, which has the effect of reducing year-to-year volatility.

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive income at December 31, 2013 was $829 million, of which $42 million is expected to be recognized as a component of our expected 2014 pension expense compared to $36 million in 2013. During 2013, we made contributions to fund our defined benefit plans of $54 million. We currently expect to make contributions in 2014 of approximately $46 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations, or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed in Note 10 in the accompanying financial statements.

Variable Interest Entities. We account for VIEs in accordance with ASC 810 - Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. An unconsolidated VIE is accounted for under the equity method of accounting.

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer, such as a governmental agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects in our Gas Monetization business segment are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require other financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as privately financed initiatives in our Ventures business unit, generally require the partners to invest and take an ownership position in an entity that manages and operates an asset post construction.

As required by ASC 810 - Consolidation, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

We invest excess cash and equivalents in short-term securities, primarily time deposits, which carry a fixed rate of return for a given duration of time. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We have foreign currency exchange rate risk resulting from our international operations. We selectively manage our exposure to currency rate changes through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods and services from market fluctuations in currency rates. We do not use derivative instruments for speculative trading purposes. We generally utilize currency options and forward exchange contracts to hedge foreign currency exposures encountered in the ordinary course of business. As of December 31, 2013, we had forward foreign exchange contracts of up to 26 months in duration to exchange major world currencies. The total gross notional amount of these contracts at December 31, 2013, 2012 and 2011 was $771 million, $517 million and $352 million, respectively. These contracts had fair values of $1 million, $(1) million and $5 million at December 31, 2013, 2012 and 2011, respectively.

Information relating to market risk is included in Note 21 of our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7A.

Item 8. Financial Statements and Supplementary Data
The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 27, 2014

KBR, Inc.
Consolidated Statements of Income
(In millions, except for per share data)

	Years ended December 31,
	2013	2012	2011
Revenues	$7,283	$7,770	$9,103
Cost of revenues	(6,702)	(7,252)	(8,463)
Gross profit	581	518	640
Equity in earnings of unconsolidated affiliates	137	151	158
General and administrative expenses	(249)	(222)	(214)
Impairment of goodwill and long-lived assets	—	(180)	—
Gain on disposition of assets	2	32	3
Operating income	471	299	587
Interest expense, net of interest income	(5)	(7)	(18)
Foreign currency gains (losses)	—	(2)	3
Other non-operating expenses	(3)	(2)	—
Income before income taxes and noncontrolling interests	463	288	572
Provision for income taxes	(136)	(86)	(32)
Net income	327	202	540
Net income attributable to noncontrolling interests	(98)	(58)	(60)
Net income attributable to KBR	$229	$144	$480
Net income attributable to KBR per share:
Basic	$1.55	$0.97	$3.18
Diluted	$1.54	$0.97	$3.16
Basic weighted average common shares outstanding	148	148	150
Diluted weighted average common shares outstanding	149	149	151
Cash dividends declared per share	$0.24	$0.28	$0.20
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended December 31,
	2013	2012	2011
Net income	$327	$202	$540
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	(36)	(11)	(17)
Reclassification adjustment for CTA included in net income	1	(7)	(2)
Net cumulative translation adjustment, net of tax of $(27), $8 and $1	(35)	(18)	(19)
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	(122)	(77)	(110)
Reclassification adjustment for pension liability losses included in net income	35	27	21
Net pension liability adjustments, net of taxes of $(18), $(14) and $(32)	(87)	(50)	(89)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives, net of tax	1	2	(5)
Reclassification adjustments for losses included in net income	(1)	4	2
Net unrealized gain (loss) on derivatives, net of taxes of $0, $(1) and $1	—	6	(3)
Other comprehensive (loss), net of tax	(122)	(62)	(111)
Comprehensive income, net of tax	205	140	429
Less: Comprehensive income attributable to noncontrolling interests	(106)	(58)	(59)
Comprehensive income attributable to KBR	$99	$82	$370
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and equivalents	$1,099	$1,053
Accounts receivable, net of allowance for doubtful accounts of $18 and $15	1,063	1,087
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	458	589
Deferred income taxes	194	251
Other current assets	196	464
Total current assets	3,010	3,444
Property, plant, and equipment, net of accumulated depreciation of $397 and $356 (including net PPE of $67 and $72 owned by a variable interest entity)	415	390
Goodwill	772	779
Intangible assets, net of amortization	85	99
Equity in and advances to unconsolidated affiliates	156	217
Deferred income taxes	337	203
Claims and accounts receivable	628	518
Other assets	113	117
Total assets	$5,516	$5,767
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$747	$756
Payable to former parent	105	49
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	392	439
Accrued salaries, wages and benefits	239	242
Other current liabilities	345	698
Total current liabilities	1,828	2,184
Pension obligations	477	391
Employee compensation and benefits	114	120
Income tax payable	70	90
Deferred income taxes	87	77
Other liabilities	345	394
Total liabilities	2,921	3,256
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,924,509 and 173,218,898 shares issued, and 148,195,208 and 147,584,764 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,065	2,049
Accumulated other comprehensive loss ("AOCL")	(740)	(610)
Retained earnings	1,902	1,709
Treasury stock, 25,729,301 shares and 25,634,134 shares, at cost	(610)	(606)
Total KBR shareholders’ equity	2,617	2,542
Noncontrolling interests ("NCI")	(22)	(31)
Total shareholders’ equity	2,595	2,511
Total liabilities and shareholders’ equity	$5,516	$5,767
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2013	2012	2011
Balance at January 1,	$2,511	$2,442	$2,204
Deferred tax and foreign currency adjustments to PIC	—	17	—
Share-based compensation	16	16	19
Common stock issued upon exercise of stock options	6	7	7
Post-closing adjustment related to acquisition of former NCI partner	—	—	(5)
Tax benefit increase related to share-based plans	—	4	3
Dividends declared to shareholders	(36)	(42)	(30)
Adjustments pursuant to Accounting Referee's report on tax sharing agreement	(7)	—	—
Repurchases of common stock	(7)	(40)	(118)
Issuance of employee stock purchase plan ("ESPP") shares	4	3	3
Distributions to noncontrolling interests	(108)	(36)	(63)
Investments from noncontrolling interests	9	—	—
Change in NCI due to consolidation of previously unconsolidated JV	2	—	—
Other noncontrolling interests activity	—	—	(7)
Comprehensive income	205	140	429
Balance at December 31,	$2,595	$2,511	$2,442
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$327	$202	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	65	71
Equity in earnings of unconsolidated affiliates	(137)	(151)	(158)
Deferred income tax (benefit) expense	24	18	(173)
Gain on disposition of assets	(2)	(32)	(3)
Impairment of goodwill and long-lived assets	—	180	—
Other	21	35	17
Changes in operating assets and liabilities:
Accounts receivable	(7)	(9)	265
Costs and estimated earnings in excess of billings on uncompleted contracts	80	(239)	(32)
Accounts payable	49	(14)	(110)
Billings in excess of costs and estimated earnings on uncompleted contracts	(29)	(93)	61
Accrued salary, wages and benefits	(10)	(8)	31
Reserve for loss on uncompleted contracts	(44)	34	(4)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	14	(6)	14
Distributions of earnings received from unconsolidated affiliates	180	108	182
Payment on performance bonds for the EPC 1 project in Mexico	(108)	—	—
Income taxes payable	(22)	(62)	12
Pension funding	(54)	(30)	(74)
Retainage payable	(35)	(70)	(28)
Subcontractor advances	20	131	36
Other assets and liabilities	(45)	83	3
Total cash flows provided by operating activities	290	142	650
Cash flows from investing activities:
Acquisition or disposition of businesses	10	(3)	—
Purchases of property, plant and equipment	(78)	(75)	(83)
Proceeds from sale of assets and investments	6	127	6
(Investment in)/return of capital from equity method joint ventures	—	3	(11)
Total cash flows provided by (used in) investing activities	$(62)	$52	$(88)

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Acquisition of noncontrolling interest	$—	$—	$(178)
Purchases of treasury stock	(7)	(40)	(118)
Distributions to noncontrolling interests	(108)	(36)	(63)
Investments from noncontrolling interests	9	—	—
Payments of dividends to shareholders	(36)	(37)	(30)
Net proceeds from issuance of common stock	6	7	7
Excess tax benefits from share-based compensation	—	4	3
Payments on short-term and long-term borrowings	(14)	(14)	(15)
Return of cash collateral on letters of credit, net	—	—	17
Other	2	—	—
Total cash flows used in financing activities	(148)	(116)	(377)
Effect of exchange rate changes on cash	(34)	9	(5)
Increase in cash and equivalents	46	87	180
Cash and equivalents at beginning of period	1,053	966	786
Cash and equivalents at end of period	$1,099	$1,053	$966
Supplemental disclosure of cash flows information:
Cash paid for interest	$12	$15	$22
Cash paid for income taxes (net of refunds)	$127	$81	$201
Noncash operating activities
Other assets change for Barracuda arbitration and FCPA matters (Note 15)	$(219)	$22	$185
Other liabilities change for Barracuda arbitration and FCPA matters (Note 15)	$219	$(22)	$(185)
Noncash financing activities
Dividends declared	$12	$12	$7
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 and is headquartered in Houston, Texas. KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", "the Company", "we", "us" or "our") is a global provider of engineering, procurement, construction, construction management, technology licensing, operations and maintenance and other support services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, regulated utilities, manufacturers, power and mining companies and domestic and foreign governments.

Principles of consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned, controlled subsidiaries and variable interest entities of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 9 for further discussion on our equity investments and variable interest entities. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statement of income, consolidated balance sheets and the consolidated statements of cash flows. For the year ended December 31, 2013, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our consolidated statement of income. We reclassified the 2012 and 2011 amounts to conform to our revised presentation as a component of operating income but not a component of revenues.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.

Use of estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•project revenues, costs and profits on engineering and construction contracts and government services contracts,            including recognition of estimated losses on uncompleted contracts
•provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others
•provisions for income taxes and related valuation allowances and tax uncertainties
•recoverability of goodwill
•recoverability of other intangibles and long-lived assets and related estimated lives
•recoverability of equity method and cost method investments
•valuation of pension obligations
•accruals for estimated liabilities, including litigation accruals
•consolidation of variable interest entities
•valuation of stock-based compensation

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.

Revenue Recognition - Engineering and construction contracts

Contracts. Revenue from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting. Depending on the type of job, progress is generally measured based upon man-hours expended to total man-hours estimated at completion, costs incurred to total estimated costs at completion or physical progress. All known or anticipated losses on contracts are provided for in the period they become evident. Claims and change orders that are in the process of negotiation with customers for additional work or changes in the scope of work are included in contract value when collection is deemed probable and the value can be reliably estimated.

Our work is performed under two general types of contracts: fixed-price contracts and cost-reimbursable plus a fee or mark-up contracts, although a portion of our contracts are "hybrid" contracts containing both cost-reimbursable and fixed-price scopes. Both contract types may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified time frame; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages. We generally include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other negotiated events.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates and reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred, or a combination of the two. Cost reimbursable contracts are generally less risky than fixed-price contracts because the customer retains many of the project risks. Our cost-reimbursable contracts include the following:

•
Cost-plus and Time and Material contracts - These are contracts under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•
Target-price contracts - These are contracts under which we are reimbursed for costs plus a fee consisting of two parts: (1) a fixed amount, which does not vary with performance, but may be at risk when a target price is exceeded; and (2) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or savings for costs less than the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.

Unapproved Change Orders and Claims. Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately approved until the later stages of a contract or subsequent to the date a project is completed. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that the costs will be recovered through a change order, the costs are treated as contract costs and contract revenue is recognized to the extent of the lesser of the amounts management expects to recover or the costs expected to be incurred.

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders or claims to our clients as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims against others are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until such time as they are finalized and approved. See Note 5 for our discussion on unapproved change orders and claims.

Revenue Recognition - Government contracts

Most of the services provided to the United States Government are governed by cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work).

Revenue is recognized at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable pursuant to the terms of the contract or the federal acquisition regulations.

Accounting for multiple deliverables contracts

For contracts containing multiple deliverables, we analyze each activity within the contract to ensure that we adhere to the separation guidelines for revenue arrangements with multiple deliverables in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 605 - Revenue Recognition.

Gross Profit

Gross profit represents business segment revenue less the cost of revenue, which includes business segment overhead costs directly attributable to the business segment, but excludes equity in earnings of unconsolidated affiliates.

Cost estimates

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bid and proposals and procurement.

General and administrative expenses

Our general and administrative expenses represent corporate overhead expenses that are not associated with the execution of the contracts. General and administrative expenses include charges for such items as executive management, corporate business development, information technology, finance and corporate accounting, human resources and various other corporate functions.

Cash and Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. See Note 3 for our discussion on cash and equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

We establish an allowance for doubtful accounts based on the assessment of the clients’ willingness and ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due. See Note 4 for our discussion on accounts receivable.

Retainage, included in accounts receivable, represents amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage receivable excludes amounts withheld by the U.S. government on certain contracts. See Note 13 for our discussion on U.S. government receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Including Claims, and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts. See Note 5 for our discussion on CIE and BIE.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation except for those assets that have been written down to their fair values due to impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the lease term. See Note 7 for our discussion on property, plant and equipment.
Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We perform our annual impairment review of goodwill at October 1, and when a triggering event occurs between impairment tests.

Our October 1, 2013 annual impairment test for goodwill was a quantitative analysis using a two-step goodwill impairment test that first involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Consistent with prior years, the fair values of reporting units in 2013 were determined using a combination of two methods, one utilizing market earnings multiples of peer companies identified for each reporting unit (the market approach), and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a ten year period plus a terminal value (the income approach).

The market approach estimates fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums. See Note 8 for our discussion on our annual impairment test.

On January 1, 2014, we reorganized four of the five reporting units in the Infrastructure, Government and Power ("IGP") business segment into three geographic-based reporting units. This reorganization allows the IGP business segment to focus its full-scope engineering, procurement, construction and defense services on a regional level. We have concluded that each will be considered a separate reporting unit for goodwill impairment testing purposes. As a result, we performed an additional impairment test immediately before and after this change in reporting units, utilizing the same methodology as our October test and no indication of impairment was identified.

Intangible assets

Our intangible assets are related to various licenses, patents, technology and related processes. Except for a $10 million indefinite lived trade name, which we do not amortize, the costs of our intangible assets are generally amortized over their estimated useful lives up to 25 years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to trade names, client relationships and non-compete agreements which are associated with acquisitions we have completed and are generally amortized over a three-to ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 8 for our discussion on intangible assets.

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.

Equity in earnings of unconsolidated affiliates, in the consolidated statements of income, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the accompanying consolidated statements of shareholders’ equity and consolidated statements of comprehensive income (loss). In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings.

We evaluate our equity method investments for impairment at least annually and whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 9 for our discussion on equity method investments.

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings, or additional investments.

Pensions

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715 - Compensation - Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses include inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically and are updated accordingly to reflect our actual experience and expectations.

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity securities, fixed income funds and securities, hedge funds, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

To calculate the expected return on pension plan assets, the market-related value of assets for our U.S. pension plans is actual fair value.  For our international plan, a method is used that recognizes investment gains or losses, the difference between the expected and actual return based on market-related value of assets over a five-year period, which has the effect of reducing year-to-year volatility.

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from factors including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income and is recognized as a decrease or an increase in future pension expense.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are reasonable based on our experience and market conditions, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed further in Note 10.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A current tax asset or liability is recognized for the estimated taxes refundable or payable on tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization in making this assessment of realization. Given the inherent uncertainty involved with the use of such estimates and assumptions, there can be significant variation between estimated and actual results.

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

We recognize the effect of income tax positions only if it is more-likely-than-not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The company records potential interest and penalties related to unrecognized tax benefits in income tax expense.

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined by tax authorities in the normal course of business. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest and penalties as needed based on this outcome. See Note 12 for our discussion on income taxes.

Derivative instruments

We enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 21 for our discussion on derivative instruments.

The ineffective portion of a derivative’s change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of income.

Concentration of credit risk

Financial instruments which potentially subject our company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. Our cash is primarily held with major banks and financial institutions throughout the world. We believe the risk of any potential loss on deposits held in these institutions is minimal.

Contracts with clients usually contain standard provisions allowing the client to curtail or terminate contracts for convenience. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination.

We have revenues and receivables from transactions with individual external customers that amount to 10% or more of our revenues (which are generally not collateralized). A significant percentage of revenue is generated from transactions with Chevron Corporation (“Chevron”), which is derived primarily from our Gas Monetization business segment, and in prior years from transactions with the U. S. government, which is derived from our IGP business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following tables present summarized data related to our transactions with Chevron and the U.S. government.

Revenues from major customers:
	Years ended December 31,
Millions of dollars	2013	2012	2011
Chevron revenue	$1,871	$2,302	$2,048
U.S. Government revenue	$567	$688	$2,216

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2013	2012	2011
Chevron revenue percentage	26%	30%	22%
U.S. government revenue percentage	8%	9%	24%
Chevron receivables percentage	13%	17%	9%
U.S. government receivables percentage	5%	5%	17%

Noncontrolling interest

Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

Foreign currency

Our reporting currency is the U.S. dollar. The functional currency of our non-U.S subsidiaries is typically the currency of the primary environment in which they operate. Where the functional currency for a non-U.S subsidiary is not the U.S. dollar, translation of all of the assets and liabilities (including long term assets, such as goodwill) to U.S. dollars is based on exchange rates in effect at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period and shareholders’ equity accounts are translated at historical rates. Translation gains or losses, net of income tax effects, are reported in "accumulated other comprehensive loss" on our consolidated balance sheets.

Transaction gains and losses that arise from foreign currency exchange rate fluctuations on transactions denominated in a currency other than the functional currency are credited or charged to income as incurred. Transaction gains and losses on intra-entity foreign currency transactions and balances including advances and demand notes payable, on which settlement is not planned or anticipated in the foreseeable future, are recorded in “accumulated other comprehensive loss” on our consolidated balance sheets.

Variable Interest Entities

The majority of our joint ventures are variable interest entities ("VIEs"). We account for VIEs in accordance with ASC 810 - Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE. Our unconsolidated VIE's are accounted for under the equity method of accounting.

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects in our Gas Monetization business segment are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as privately financed initiatives in our Ventures operations, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset after construction is complete.

As required by ASC 810 - Consolidation, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support.

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 5 years. See Note 18 for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2013, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $75 million, comprised of $12 million included in "accrued salaries, wages and benefits," $26 million included in "other current liabilities" and $37 million included in "other liabilities" all on our accompanying consolidated balance sheets. As of December 31, 2012, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $79 million, comprised of $13 million included in "accrued salaries, wages and benefits," $22 million included in "other current liabilities" and $44 million included in "other liabilities" all on our accompanying consolidated balance sheets.

Additional Balance Sheet Information

The components of “other current assets” on our consolidated balance sheets as of December 31, 2013 and 2012 are presented below:

	December 31,
Millions of dollars	2013	2012
Barracuda arbitration and FCPA matters (Note 15)	$—	$219
Prepaid expenses	72	64
VAT	24	16
Refundable income taxes	64	98
Other miscellaneous assets	36	67
Total other current assets	$196	$464

The components of “other current liabilities” on our consolidated balance sheets as of December 31, 2013 and 2012 are presented below:

	December 31,
Millions of dollars	2013	2012
Barracuda arbitration and FCPA matters (Note 15)	$—	$219
Retainage payable	102	136
Income taxes payable	60	116
Deferred tax liability	55	44
Other miscellaneous liabilities	128	183
Total other current liabilities	$345	$698

Prior Period Adjustment

We corrected an error in our Gas Monetization business segment, originating in periods prior to 2013, which resulted in a net unfavorable impact to gross profit of $25 million and an after tax unfavorable impact to net income of $17 million for the year ended December 31, 2013. The error related to the accounting over the last several years for foreign currency in the determination of revenue on one of our long term construction projects with multiple currencies. We evaluated the cumulative error on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements for the years ended December 31, 2012 and 2011. Additionally, we determined our consolidated financial statements for the fiscal year ended December 31, 2013 were not materially impacted by the error correction.

Note 2. Business Segment Information

We provide a wide range of services and the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our reportable segments follow the same accounting policies as those described in Note 1.

Business Reorganization

During the third quarter of 2013, we reorganized our business to better serve our customers, improve our organizational efficiency, increase sales and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, such that now we have a total of five reportable segments: Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our chief operating decision maker ("CODM"). We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

The following is a description of our reportable segments:

Gas Monetization. Our Gas Monetization business segment designs and constructs liquefied natural gas ("LNG") and gas-to-liquids ("GTL") facilities that allow for the economic development and transportation of resources across the globe. We provide our customers a full range of services for large and complex LNG and GTL projects, as well as provide significant contributions in advancing gas processing development, equipment design and innovative construction methods.

As discussed in Note 1, the Gas Monetization business segment corrected an error, originating in periods prior to 2013, of approximately $25 million, reducing revenues and gross profit for the period ended December 31, 2013.

Hydrocarbons. Our Hydrocarbons business segment provides services ranging from prefeasibility studies to front-end engineering design (“FEED”) through construction and commissioning of process facilities in remote locations and developed areas around the world. We design and construct onshore and offshore oil and natural gas production facilities that include platforms, floating production and floating liquefied natural gas ("FLNG") facilities. We also provide specialty consulting services that include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls. We license technology and provide base engineering and design packages for highly efficient differentiated proprietary process technologies. Our global business segment also provides process technology and project design and execution for oil and gas, refining, chemicals, petrochemical, biofuels, fertilizers, coal gasification and syngas markets.

Infrastructure, Government & Power. Our IGP business segment designs and executes projects for industrial, commercial, defense and governmental agencies worldwide. These projects range from basic deliverables to complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater, building and pipeline projects. Our capabilities include operations, maintenance, logistics and field support, facilities management and border security, and design or build services. Our suite of services include project management, construction management, training, and visualization software, as well as engineering, construction, and project management services across the world. For the industrial manufacturing and process markets, we provide a full range of pre-FEED, FEED and engineering, procurement and construction ("EPC") services to a variety of heavy industrial and advanced manufacturing clients, frequently employing our clients’ proprietary knowledge and technologies in strategically critical projects. For the power market, customers look to us for full-scope EPC expertise to execute projects which play a distinctive role in increasing the world’s power generation capacity from multiple fuel sources and in enhancing the efficiency and environmental compliance of existing power facilities.

Services. Our Services business segment delivers direct-hire construction and construction management for stand-alone construction projects in a variety of global markets as well as construction execution support on all U.S. EPC projects. We provide module assembly, fabrication and maintenance services, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals processing, mining, power, alternate energy, pulp and paper, industrial and manufacturing and consumer product industries. Our Services business segment also provides global maintenance, on-call construction, turnaround and specialty services, where, today more than 90 locations have embedded KBR personnel that provide commercial general contractor services for education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building clients. Our Services business segment periodically works on projects with other business segments.

Our business segment information has been prepared in accordance with ASC 280 - Segment Reporting. Certain of our reporting units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Ventures and Technical Staffing Resources (formerly a part of Allstates) as well as corporate expenses not included in the operating segments’ results.

Reportable segment performance is evaluated by our CODM using reportable segment gross profit (loss) which is defined as business segment revenue less the cost of revenue, which includes business segment overhead directly attributable to the segment, but excludes equity in earnings of unconsolidated affiliates.

The following table presents revenue, gross profit, equity in earnings of unconsolidated affiliates, capital expenditures, and depreciation and amortization by reporting segment.

Operations by Reportable Segment

	Years ended December 31,
Millions of dollars	2013	2012	2011
Revenue:
Gas Monetization	$2,155	$3,006	$3,017
Hydrocarbons	1,482	1,260	1,210
Infrastructure, Government and Power	1,535	1,848	3,261
Services	2,051	1,600	1,564
Other	60	56	51
Total	$7,283	$7,770	$9,103
Gross profit (loss):
Gas Monetization	$324	$381	$213
Hydrocarbons	177	185	161
Infrastructure, Government and Power	65	20	201
Services	57	(49)	31
Other	15	16	16
Labor cost absorption not allocated to the business segments	(57)	(35)	18
Total	$581	$518	$640
Equity in earnings of unconsolidated affiliates:
Gas Monetization	$55	$33	$27
Hydrocarbons	—	1	5
Infrastructure, Government and Power	47	56	67
Services	13	33	26
Other	22	28	33
Total	$137	$151	$158
Segment operating income
Gas Monetization	$379	$414	$240
Hydrocarbons	177	186	167
Infrastructure, Government and Power	112	(103)	267
Services	70	(16)	58
Other	39	75	51
Labor cost absorption not allocated to the business segments	(57)	(35)	18
Corporate general and administrative expense not allocated to the business segments	(249)	(222)	(214)
Total operating income	$471	$299	$587
Capital expenditures:
Gas Monetization	$—	$—	$—
Hydrocarbons	—	1	—
Infrastructure, Government and Power	2	1	3
Services	7	5	3
Other (a)	69	68	77
Total	$78	$75	$83
Depreciation and amortization:
Gas Monetization	$—	$—	$—
Hydrocarbons	1	1	2
Infrastructure, Government and Power	11	13	14
Services	8	8	9
Other	48	43	46
Total	$68	$65	$71

(a)	Other includes corporate capital expenditures for ERP of $53 million, $55 million, and $20 million for the years ended December 2013, 2012, and 2011, respectively.

Changes in Estimates

There are many factors, including, but not limited to, the ability to properly execute the engineering and designing phases consistent with our customers’ expectations, the availability and costs of labor and resources, productivity, weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs; however, historically, our estimates have been reasonably dependable regarding the recognition of revenue and profit on percentage of completion contracts. During 2013, we recognized revisions in estimates on an LNG project in Australia as a result of an approved change order and increases in estimated project hours which impacted our 2013 gross profit by $190 million.

Within KBR, not all assets are associated with specific business segments. Those assets specific to business segments include receivables, inventories, certain identified property, plant and equipment and equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the business segments and are therefore reported in "Other."
Balance Sheet Information by Reportable Segment

	December 31,
Millions of dollars	2013	2012
Total assets:
Gas Monetization	$2,267	$2,150
Hydrocarbons	1,253	1,161
Infrastructure, Government and Power	2,506	2,551
Services	1,030	1,020
Other (a)	(1,540)	(1,115)
Total	$5,516	$5,767
Goodwill:
Gas Monetization	$85	$85
Hydrocarbons	170	170
Infrastructure, Government and Power	222	225
Services	286	287
Other	9	12
Total	$772	$779
Equity in and advances to related companies:
Gas Monetization	$6	$37
Hydrocarbons	—	2
Infrastructure, Government and Power (b)	(85)	(76)
Services	49	54
Other (b)	186	200
Total	$156	$217

(a)	Includes intercompany obligations.

(b)
The credit balance in the IGP business segment is related to activity on the same project performed by a joint venture within the "Other" business segment, resulting in a net equity in and advances to related companies position of $19 million and $24 million as of December 31, 2013 and 2012, respectively.

Revenue by country is determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

Selected Geographic Information

	Years ended December 31,
Millions of dollars	2013	2012	2011
Revenue:
United States	$2,470	$2,118	$1,979
Asia Pacific (includes Australia)	1,913	1,910	1,424
Africa	593	1,610	2,079
Europe	575	582	519
Middle East (excluding Iraq)	590	568	701
Iraq	322	445	1,969
Canada	747	431	299
Other Countries	73	106	133
Total	$7,283	$7,770	$9,103

	December 31,
Millions of dollars	2013	2012
Property, Plant & Equipment, Net:
United States	$272	$238
United Kingdom	83	92
Other Countries	60	60
Total	$415	$390

Note 3. Cash and Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash balances held by our wholly-owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distributions of earnings related to joint venture operations. However, some of the earnings distributions may be paid to other KBR entities where the cash can be used for general corporate needs.

The components of our cash and equivalents balance are as follows:

	December 31, 2013
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$197	$215	$412
Time deposits	478	140	618
Cash held in joint ventures	60	9	69
Total	$735	$364	$1,099

	December 31, 2012
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$169	$233	$402
Time deposits	441	9	450
Cash held in joint ventures	65	136	201
Total	$675	$378	$1,053

(a)	Includes deposits held in non-U.S. operating accounts considered to be permanently reinvested outside the U.S. and for which no incremental U.S. tax has been provisioned or paid

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

Our international cash balances are primarily held in the U.K., Australia and Canada. We generally do not provide for U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for 50% of our earnings from our operations in Australia since the beginning of 2012. Taxes are provided for as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided for because such earnings are intended to be reinvested indefinitely to finance foreign activities. As of December 31, 2013, foreign cash and equivalents on which U.S. income taxes have not been recognized, excluding cash held by consolidated joint ventures, is estimated to be approximately $554 million of $675 million (total of the international operating cash and international time deposits referenced in the table above). We have estimated the amount of unrecognized deferred U.S. tax liability to be approximately $91 million, which includes the effects of foreign tax credits associated with the deferred income to reduce the U.S. tax liabilities.

Restricted cash

Restricted cash primarily consists of amounts held in deposit with certain banks to collateralize standby letters of credit as well as amounts held in deposit with certain banks to establish foreign operations. Our restricted cash is included in “other current assets” and “other assets” on our consolidated balance sheets. Our restricted cash balances were $1 million at December 31, 2013 and $2 million at December 31, 2012.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	December 31, 2013
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$262	$—	$262
Hydrocarbons	284	31	315
Infrastructure, Government and Power	137	15	152
Services	278	54	332
Other	2	—	2
Total	$963	$100	$1,063

	December 31, 2012
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$261	$—	$261
Hydrocarbons	225	15	240
Infrastructure, Government and Power	242	12	254
Services	270	56	326
Other	6	—	6
Total	$1,004	$83	$1,087

As of December 31, 2013 and 2012, the noncurrent portion of retainage receivable included in "other assets" on our consolidated balance sheets was $14 million and $11 million, respectively, primarily related to our IGP business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	December 31,
Millions of dollars	2013	2012
Gas Monetization	$44	$165
Hydrocarbons	146	131
Infrastructure, Government and Power	131	171
Services	132	117
Other	5	5
Total	$458	$589

Our BIE balances by business segment are as follows:

	December 31,
Millions of dollars	2013	2012
Gas Monetization	$30	$121
Hydrocarbons	139	101
Infrastructure, Government and Power	200	174
Services	23	43
Other	—	—
Total	$392	$439

Unapproved change orders and claims

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders or claims to our clients as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims against others are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until they are finalized and approved.

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

	December 31,
Millions of dollars	2013	2012
Amounts included in project estimates-at-completion at January 1	$167	$19
Changes in estimates-at-completion	109	150
Approved	(161)	(2)
Amounts included in project estimates-at-completion at December 31, for unapproved change orders and claims	$115	$167

Amounts recorded in revenues on a percentage-of-completion basis at December 31	$93	$140

As of December 31, 2013, claims and unapproved change orders related to several projects. Included in the table above are claims included in project estimates-at-completion associated with the reimbursable portion of an EPC contract to construct an LNG facility for which we have recognized additional contract revenue totaling $46 million. The claims on this project represent incremental subcontractor costs that we are legally entitled to recover from the customer under the terms of the contract. We also have claims associated with one of our APAC projects for which we have recognized contract revenue of $10 million. Also included in the table above are unapproved change orders of $19 million related to a an EPC contract to install air emissions controls systems and $12 million related to a construction project, all for which we are currently negotiating the change orders with the customer.

Excluded from the table above are our share of claims and unapproved change orders related to our unconsolidated subsidiaries of $1 million and $57 million, respectively, as of December 31, 2013 and $3 million and $43 million, respectively, as of December 31, 2012.

Liquidated damages

Some of our engineering and construction contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages in the event claims are asserted for which we were responsible for the delays. These generally relate to specified activities that must be completed within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in the consolidated statements of income.

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $10 million at December 31, 2013 and $2 million at December 31, 2012, (including amounts related to our share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we hold advances from customers to assist us in financing project activities, including subcontractor costs. As of December 31, 2013, $50 million of these finance-related advances are included in "BIE" on our consolidated balance sheets. As of December 31, 2012, $82 million of these advances are included in "CIE" on our consolidated balance sheets.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance are as follows:

	December 31,
Millions of dollars	2013	2012
Hydrocarbons	$401	$293
Infrastructure, Government and Power	226	224
Other	1	1
Total	$628	$518

Hydrocarbons claims and accounts receivable includes $401 million related to our EPC 1 arbitration. We expect the signed final judgment of $465 million to be recovered from Petróleos Mexicanos ("PEMEX") Exploration and Production ("PEP"), which includes the original confirmation of the 2009 arbitration award and approximately $106 million for 2013 performance bonds recovery, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. See Note 14 for further discussion on our EPC 1 arbitration.

IGP claims and accounts receivable includes $226 million of claims for costs incurred under various U.S. government contracts. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. A portion of these claims resulted from de-obligated funding on certain task orders on LogCAP III, a contract with the U.S. government, that were also subject to Form 1s relating to certain government audit issues.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. We also have claims including costs for which incremental funding is pending in the normal course of business on our U.S. government contracts. The claims outstanding are considered to be probable of collection and have been previously recognized as revenue. See "Other Matters" in Note 13 for further discussion on our U.S. government matters.

Note 7. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Millions of dollars		2013	2012
Land	N/A	$19	$19
Buildings and property improvements	5-40	213	210
Equipment and other	3-25	580	517
Total		812	746
Less accumulated depreciation		(397)	(356)
Net property, plant and equipment		$415	$390

Depreciation expense was $54 million, $50 million, and $55 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In November 2012, the joint venture in which we held a 50% interest sold the office building in which we lease office space for our corporate headquarters and offices in Houston, Texas, for $175 million. Since we continue to lease the office building from the new owner under essentially the same lease terms, the $44 million pre-tax gain on the sale was deferred and is being amortized using the straight-line method over the remaining term of the lease, which expires in 2030. We recognized $3 million and less than $1 million of amortization of deferred gain at December 31, 2013 and 2012, respectively, on our consolidated statements of income. Deferred gain of $3 million at December 31, 2013 and 2012, respectively, is recorded in "other current liabilities" on our consolidated balance sheets, and the deferred gain of $39 million and $41 million at December 31, 2013 and 2012, respectively, is recorded in "other liabilities" on our consolidated balance sheets.

In November 2012, we closed on the sale of our former campus located at 4100 Clinton Drive in Houston, Texas for approximately $42 million in cash. The sale resulted in a $27 million pre-tax gain on disposal of assets in "gain on disposition of assets" in our consolidated statements of income.

Note 8. Goodwill and Intangible Assets

Goodwill

The table below summarizes our goodwill by business segment.

Millions of dollars	Gas Monetization	Hydrocarbons	IGP	Services	Other	Total
Balance at December 31, 2011	$85	$164	$403	$287	$12	$951
Other changes	—	6	—	—	—	6
Impairment of goodwill	—	—	(178)	—	—	(178)
Balance at December 31, 2012	85	170	225	287	12	779
Other changes	—	—	(3)	(1)	(3)	(7)
Balance at December 31, 2013	$85	$170	$222	$286	$9	$772

The decrease in goodwill in 2013 of $7 million was due to a $3 million decrease in the Other business segment related to the sale of a portion of a subsidiary, Allstates Technical Services, and $4 million in the IGP and Services business segments related to translation losses on the foreign goodwill balances.

Goodwill Impairment

We perform our annual goodwill impairment test as of October 1 of each year. The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. At the annual testing date of October 1, 2013, the result of the first step of our goodwill impairment test indicated the carrying value of one reporting unit in our IGP business segment exceeded its fair value. This is the same reporting unit discussed below in relation to the goodwill impairment in 2012. As a result, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. Step two requires significant unobservable inputs (Level 3 fair value measurements) in the calculation. We determine the implied fair value of goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the reporting unit estimated in step one to all the assets and liabilities of the reporting unit. The implied fair value of the reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. The result of our step two test indicated that the implied fair value of goodwill exceeded its carrying value and that the goodwill was not impaired.

In the third quarter of 2012 in connection with our interim impairment review, we recognized a noncash goodwill impairment charge of $178 million related to a reporting unit within our IGP business segment. The charge was primarily the result of the determination that both the actual and expected income and cash flows for the reporting unit were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of Roberts & Schaefer Company. See Note 20 for further discussion on the acquisition.

Intangible Assets

Intangible assets are comprised of customer relationships, trade names licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

	December 31,
Millions of dollars	2013	2012
Intangibles not subject to amortization	$11	$11
Intangibles subject to amortization	186	192
Total intangibles	197	203
Accumulated amortization of intangibles	(112)	(104)
Net intangibles	$85	$99

Intangibles subject to amortization are amortized over their estimated useful lives of up to 25 years. These intangible assets are tested annually for impairment or more often if events or circumstances change that would create a triggering event. We performed an undiscounted cash flow analysis in conjunction with our annual goodwill impairment test. No impairment of the intangibles was identified.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Millions of dollars	2013	2012	2011
Intangibles amortization expense	$14	$15	$16
Our expected intangibles amortization expense for the next five years is presented below:

Millions of dollars	Expected future intangibles amortization expense
2014	$11
2015	$10
2016	$10
2017	$10
2018	$9

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities which are further described under ASC 810 - Consolidations - Variable Interest Entities.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Millions of dollars	2013	2012
Balance at January 1,	$217	$190
Investments	—	(21)
Equity in earnings of unconsolidated affiliates	137	151
Dividends	(180)	(108)
Advances	(14)	6
Cumulative translation adjustment	(5)	2
Other	1	(3)
Balance at December 31,	$156	$217

Related Party Transactions

We participate in larger projects as a joint venture partner and provide services, which include engineering and construction management services, to the joint venture as a subcontractor. The amounts included in our revenue represent revenue from services provided directly to the joint ventures as a subcontractor. As of the years ended December 31, 2013, 2012, and 2011, our revenues included $253 million, $145 million and $62 million, respectively, related to services we provided to our joint ventures.

Amounts included in our consolidated balance sheets related to services we provided to our joint ventures for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
Millions of dollars	2013	2012
Accounts Receivable, net of allowance for doubtful accounts	$6	$28
Costs and estimated earnings in excess of billings on uncompleted contracts	$2	$3
Billings in excess of costs and estimated earnings on uncompleted contracts	$24	$6

Our payables for both periods were immaterial.

Equity Method Investments

Mantenimiento Marino de Mexico, S. de R.L. de C.V. ("MMM"). MMM is a joint venture formed under a Partners Agreement related to the contract with PEMEX. We determined that MMM was not a variable interest entity. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services for maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. KBR holds a 50% interest in the MMM joint venture. Results from MMM are included in our Services business segment.

Summarized financial information

As of December 31, 2013 and 2012, our summarized financial information included no amounts related to redeemable stock. Summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Millions of dollars	2013	2012
Current assets	$4,114	$3,129
Noncurrent assets	4,222	4,159
Total assets	$8,336	$7,288
Current liabilities	$3,679	$2,460
Noncurrent liabilities	4,400	4,424
Total KBR-partner equity	145	286
Noncontrolling interests	112	118
Total partners' equity	257	404
Total liabilities and partners' equity	$8,336	$7,288

Statements of Operations

	Years ended December 31,
Millions of dollars	2013	2012	2011
Revenue	$4,800	$3,442	$2,638
Operating income	$660	$777	$666
Net income	$355	$363	$314

Unconsolidated VIEs

The following is a summary of the significant variable interest entities in which we have a significant variable interest, but we are not the primary beneficiary:

	Year ended December 31, 2013
Millions of dollars	VIE Total assets	VIE Total liabilities	Maximum exposure to loss
Aspire Defence project	$2,985	$2,920	$20
Ichthys LNG project	$2,737	$2,731	$1
U.K. Road projects	$1,314	$1,479	$34
EBIC Ammonia project	$529	$293	$29
Fermoy Road project	$228	$248	$3

Millions of dollars	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Aspire Defence project	$2,981	$2,926
Ichthys LNG project	$1,417	$1,324
U.K. Road projects	$1,387	$1,539
EBIC Ammonia project	$675	$379
Fermoy Road project	$255	$253

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between KBR and two financial investors, was awarded a privately financed project contract by the U.K. Ministry of Defence ("MoD") to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $20 million and $2 million, respectively. Our maximum exposure to loss of $20 million indicated in the table above is limited to our equity interest and amounts payable to us for services provided to the entity as of December 31, 2013. Our maximum exposure to construction and operating joint venture losses is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company.

Ichthys LNG project. In January 2012, we became involved in an agreement to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia (“Ichthys LNG project”). The project is being executed using two joint ventures, which are variable interest entities, in which we own a 30% equity interest. The investments are accounted for using the equity method of accounting.  At December 31, 2013, our assets and liabilities associated with our investment in this project recorded in our condensed consolidated balance sheets were $1 million and $18 million, respectively.  Our maximum exposure to loss of $1 million indicated in the table above is limited to our equity interest and amounts payable to us for services provided to the entity as of December 31, 2013. In addition, the joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

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

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the variable interest entity. As of December 31, 2013, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $48 million and $2 million, respectively. Our maximum exposure to loss of $29 million indicated in the table above is limited to our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2013.

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

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs Millions of dollars	Year ended December 31, 2013
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$448	$476
Escravos Gas-to-Liquids project	$43	$72
Fasttrax Limited project	$96	$98

Consolidated VIEs Millions of dollars	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$580	$620
Escravos Gas-to-Liquids project	$267	$320
Fasttrax Limited project	$101	$105

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract by Chevron in 2005 for FEED and in 2009 for EPC management ("EPCm") services to construct an LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity.

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility in Escravos, Nigeria, which is planned to be completed in 2014. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2013 and 2012, the joint venture had approximately $8 million and $117 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract that is nearing completion.

Fasttrax Limited project. In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the U.K. MoD a fleet of 92 new heavy equipment transporters (“HETs”) capable of carrying a 72-ton Challenger II tank. The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023. The JV’s entity structure includes a parent entity and its 100% owned subsidiary, Fasttrax Ltd (the “SPV”). KBR and its partner own each 50% of the parent entity, which is considered a variable interest entity. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. Therefore, we consolidate this VIE.

The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction) and a bridge loan totaling approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) which are nonrecourse to KBR and its partner. The bridge loan was replaced when the shareholders funded combined equity and subordinated debt in 2005. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR because they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment. Assets collateralizing the JV’s senior bonds include cash and equivalents of $26 million and property, plant and equipment of approximately $67 million, net of accumulated depreciation as of December 31, 2013. See Note 11 for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2013.

Note 10. Pension Plans

We have various retirement plans that provide retirement benefits to employees in different locations. We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. In addition, we have two defined benefit plans in the U.S. and one in the U.K. and participate in multi-employer plans in Canada.

•
Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $78 million in 2013, $81 million in 2012 and $71 million in 2011.

•	Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation.

We account for our defined benefit pension plans in accordance with ASC 715 - Compensation - Retirement Benefits, which requires an employer to:

•	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of the pension plan;

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit plan in the year in which the changes occur;

•	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•	disclose additional information.

Benefit obligations and plan assets

Our pension plans are frozen. We used a December 31 measurement date for all plans in 2013 and 2012. Plan assets, expenses and obligations for retirement plans are presented in the following tables.

	Pension Benefits
Benefit obligation	United States	Int’l	United States	Int’l
Millions of dollars	2013		2012
Change in projected benefit obligations
Projected benefit obligations at beginning of period	$91	$1,862	$88	$1,660
Service cost	—	2	—	2
Interest cost	3	79	3	81
Foreign currency exchange rate changes	—	37	—	63
Actuarial (gain) loss	(5)	129	5	115
Other	—	(2)	—	(2)
Benefits paid	(10)	(59)	(5)	(57)
Projected benefit obligations at end of period	$79	$2,048	$91	$1,862
Accumulated benefit obligations at end of period	$79	$2,048	$91	$1,862

	Pension Benefits
Plan assets	United States	Int’l	United States	Int’l
Millions of dollars	2013		2012
Change in plan assets
Fair value of plan assets at beginning of period	$71	$1,491	$64	$1,354
Actual return on plan assets	8	65	9	117
Employer contributions	1	53	3	27
Foreign currency exchange rate changes	—	33	—	52
Benefits paid	(10)	(59)	(5)	(57)
Other	—	(3)	—	(2)
Fair value of plan assets at end of period	$70	$1,580	$71	$1,491
Funded status	$(9)	$(468)	$(20)	$(371)

Pension obligations	United States	Int’l	United States	Int’l
Millions of dollars	2013		2012
Amounts recognized on the consolidated balance sheet
Pension obligations	$(9)	$(468)	$(20)	$(371)
Net periodic cost

	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
Millions of dollars	2013		2012		2011
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2	$—	$1
Interest cost	3	79	3	81	4	86
Expected return on plan assets	(5)	(86)	(4)	(93)	(4)	(98)
Settlements/curtailments	2	—	—	—	—	—
Recognized actuarial loss	2	33	2	25	1	20
Net periodic benefit cost	$2	$28	$1	$15	$1	$9
The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013, net of tax were as follows:

	Pension Benefits
Millions of dollars	United States	Int’l
Net actuarial loss, net of tax of $10 and $210, respectively	$18	$590
Total in accumulated other comprehensive loss	$18	$590
Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2014 are as follows:

	Pension Benefits
Millions of dollars	United States	International
Actuarial loss	$2	$31
Total	$2	$31

Weighted-average assumptions used to determine net periodic benefit cost	Pension Benefits
	United States	Int’l	United States	Int’l	United States	Int’l
	2013		2012		2011
Discount rate	3.09%	4.50%	3.74%	4.90%	4.84%	5.45%
Expected return on plan assets	7.00%	6.15%	7.00%	6.60%	7.00%	7.00%

Weighted-average assumptions used to determine benefit obligations at measurement date	Pension Benefits
	United States	Int’l	United States	Int’l
	2013		2012
Discount rate	3.38%	4.45%	3.09%	4.50%

Assumed long-term rates of return on plan assets and discount rates for estimating benefit obligations vary for the different plans according to the local economic conditions. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans’ asset mix. The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. Because all plans have been frozen, there is no rate of compensation increase.

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

During 2013, the Company determined that one of its U.S. pension plans will be terminated in the near future. Accordingly, the Company changed the asset allocations for this plan by transferring amounts allocated to a balance portfolio of equities and fixed income to cash and cash equivalents as reflected in the tables below.

The target asset allocation for the U.S. and International plans for 2014 is as follows:

Target Allocation - Asset Class	2014 Targeted
	Asset Allocation
	United States	Int'l
Cash and cash equivalents	25%	—%
Equity funds and securities	30%	19%
Fixed income funds and securities	45%	56%
Hedge funds	—%	8%
Real estate funds	—%	5%
Other	—%	12%
Total	100%	100%

The range of targeted asset allocations for the International plans for 2014 and 2013, by asset class, are as follows:

International Plans	2014 Targeted		2013 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	—%	51%	—%	51%
Fixed income funds and securities	—%	100%	—%	100%
Hedge funds	—%	20%	—%	20%
Real estate funds	—%	10%	—%	10%
Other	—%	35%	—%	35%

The range of targeted asset allocations for the U.S. plans for 2014 and 2013, by asset class, are as follows:

Domestic Plans	2014 Targeted		2013 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Cash and cash equivalents	25%	25%	—%	—%
Equity funds, securities and other	39%	51%	56%	71%
Fixed income funds and securities	24%	36%	29%	44%

ASC 820 - Fair Value Measurement addresses fair value measurements and disclosures, defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies and classification used for assets measured at fair value.

Fair values of our Level 1 assets are based on observable inputs such as unadjusted quoted prices for identical assets or liabilities in active markets. These consist of securities valued at the closing price reported on the active market on which the individual securities are traded and funds which have readily determinable or published net asset values and may be liquidated in the near term without restrictions.

Fair values of our Level 2 assets are based on inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our level 2 assets include securities that are observable directly or indirectly as described above or funds which are valued using net asset values provided by the investment managers and may be liquidated at net asset value within 90 days without restrictions.

Fair values of our Level 3 assets are based on unobservable inputs in which there is little or no market data and require us to develop our own assumptions. Such assets are generally valued using net asset values provided by the investment managers, have inherent liquidity restrictions that may affect our ability to sell the investment at its net asset value within 90 days or reflect funds with lagged valuation data.

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Millions of dollars	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2013
United States plan assets
Equity funds	$15	$10	$5	$—
Equity securities	17	16	1	—
Fixed income funds	8	8	—	—
Government bonds	4	—	4	—
Corporate bonds	8	—	8	—
Cash and cash equivalents	18	—	18	—
Total United States plan assets	$70	$34	$36	$—
International plan assets
Equity funds	$378	$116	$261	$1
Equity securities	51	50	1	—
Fixed income funds	768	400	335	33
Hedge funds	130	—	25	105
Real estate funds	69	—	36	33
Other funds	120	—	69	51
Cash and cash equivalents	50	50	—	—
Other	14	7	—	7
Total international plan assets	$1,580	$623	$727	$230
Total plan assets at December 31, 2013	$1,650	$657	$763	$230

	Fair Value Measurements at Reporting Date
Millions of dollars	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2012
United States plan assets
Equity funds	$25	$19	$6	$—
Equity securities	22	22	—	—
Fixed income funds	10	10	—	—
Government bonds	4	—	4	—
Corporate bonds	9	—	9	—
Cash and cash equivalents	1	—	1	—
Total United States plan assets	$71	$51	$20	$—
International plan assets
Equity funds	$357	$94	$263	$—
Equity securities	40	39	1	—
Fixed income funds	784	410	330	44
Hedge funds	115	—	27	88
Real estate funds	62	—	35	27
Other funds	110	—	57	53
Cash and cash equivalents	13	11	2	—
Other	10	3	—	7
Total international plan assets	$1,491	$557	$715	$219
Total plan assets at December 31, 2012	$1,562	$608	$735	$219

The fair value measurement of plan assets using significant unobservable inputs (level 3) changed each year due to the following:
Level 3 fair value measurement rollforward

Millions of dollars	Total	Equity Funds	Fixed Income Funds	Hedge Funds	Real Estate Funds	Other Funds	Other
International plan assets
Balance at December 31, 2011	$10	$—	$—	$—	$—	$—	$10
Return on assets held at end of year	6	—	2	3	1	—	—
Purchases, sales and settlements	198	—	41	83	25	52	(3)
Foreign exchange impact	5	—	1	2	1	1	—
Balance at December 31, 2012	$219	$—	$44	$88	$27	$53	$7
Return on assets held at end of year	20	—	(1)	15	3	3	—
Return on assets sold during the year	3	—	3	—	—	—	—
Purchases, sales and settlements, net	(15)	1	(12)	—	2	(6)	—
Foreign exchange impact	3	—	(1)	2	1	1	—
Balance at December 31, 2013	$230	$1	$33	$105	$33	$51	$7
At December 31, 2013, we had no transfers in or out of our Level 3 fair value hierarchy.
Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $46 million to our international pension plan in 2014.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Millions of dollars	United States	Int’l
2014	$3	$64
2015	$24	$66
2016	$4	$68
2017	$4	$71
2018	$4	$73
Years 2019 – 2023	$21	$405

Multiemployer Pension Plans

We participate in multi-employer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.

Our aggregate contributions to these plans were $22 million in 2013 and $10 million in both 2012 and 2011. At December 31, 2013, none of the plans in which we participate are individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Except for $12 million of mutual funds designated for a portion of our employee deferral plan, the plan is unfunded. The mutual funds are carried at fair value which includes readily determinable or published net asset values and may be liquidated in the near term without restrictions.
The following table presents our obligations under our employee deferred compensation plan, which are included in "employee compensation and benefits", and the fair value of the designated assets which are included in "other assets" on our consolidated balance sheets.

Millions of dollars	December 31,
	2013	2012
Deferred compensation plans obligations	$66	$58

In December 2013, we announced a new non-employee directors elective deferred compensation plan starting in 2014.

Note 11. Debt and Other Credit Facilities

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs. The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of December 31, 2013, there were $226 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At December 31, 2013, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 14 to our consolidated financial statements). At December 31, 2013, the remaining availability under the Distribution Cap was approximately $619 million.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counter-parties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2013, we have utilized in aggregate $687 million of our present letter of credit capacity. The letters of credit outstanding included $226 million issued under our Credit Agreement and $461 million issued under uncommitted bank lines at December 31, 2013. Of the total letters of credit outstanding, $249 million relate to our joint venture operations where the letters of credit are posted by our banks on our behalf using our capacity to support our agreed upon pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Nonrecourse Project Finance Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. Ministry of Defence (“MoD”) to provide a Heavy Equipment Transporter Service to the British Army. See Note 9 for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 92 heavy equipment transporters (“HETs”) for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction) and a bridge loan totaling approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) which are nonrecourse to KBR and its partner. The bridge loan was replaced when the shareholders funded combined equity and subordinated debt in 2005. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR because they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

The table below presents the current and noncurrent portion of the nonrecourse debt in "other liabilities" on our consolidated balance sheets.

Millions of dollars	December 31, 2013
Current nonrecourse project-finance debt of a VIE consolidated by KBR	$10
Noncurrent nonrecourse project-finance debt of a VIE consolidated by KBR	$78
Total nonrecourse project-finance debt of a VIE consolidated by KBR	$88

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds which mature in 2021.  Subordinated notes payable to each of the 50% partners initially bear interest at 11.25% increasing to 16% over the term of the notes through 2025.  For financial reporting purposes, only our partner’s portion of the subordinated notes appears in the consolidated financial statements. Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the notes.

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2013:

Millions of dollars	Payments Due
2014	$10
2015	$10
2016	$11
2017	$12
2018	$12
Beyond 2018	$33

Note 12. Income Taxes

The components of the (provision)/benefit for income taxes are as follows:

	Years ended December 31,
Millions of dollars	2013	2012	2011
Current income taxes:
Federal	$(7)	$61	$(19)
Foreign	(109)	(130)	(183)
State	4	1	(3)
Total current	(112)	(68)	(205)
Deferred income taxes:
Federal	13	12	110
Foreign	(44)	(42)	62
State	7	12	1
Total deferred	(24)	(18)	173
Provision for income taxes	$(136)	$(86)	$(32)

The United States and foreign components of income from continuing operations before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Millions of dollars	2013	2012	2011
United States	$(142)	$(366)	$12
Foreign	605	654	560
Total	$463	$288	$572

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and noncontrolling interests are as follows:

	Years ended December 31,
	2013	2012	2011
U.S. statutory federal rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	(3.1)	(7.9)	(3.8)
Non-deductible goodwill impairment	—	21.6	—
State and local income taxes	(0.6)	0.2	0.4
Foreign, federal and state tax adjustments	(0.6)	(2.9)	(5.4)
Halliburton tax sharing agreement arbitration	8.1	—	—
Barracuda arbitration award indemnification	—	(2.8)	(12.1)
Tax benefit from Australian joint venture losses	—	(3.2)	(5.6)
U.S. taxes provided on 50% of Australian earnings	1.2	3.9	—
Valuation allowance	1.3	3.4	(1.4)
Uncertain tax position changes	(3.9)	(9.9)	(1.8)
Taxes on unconsolidated affiliates	(3.4)	(3.2)	—
Taxes on unincorporated joint ventures	(6.0)	(5.0)	(1.8)
U.K. tax rate change	2.8	3.5	1.2
Other permanent items, net	(1.4)	(2.8)	0.9
Total effective tax rate on pretax earnings	29.4%	29.9%	5.6%
We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations since 2012 in Australia. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. As of December 31, 2013, we had approximately $1.7 billion of foreign earnings on which no U.S. taxes have been provided. Were those earnings to be distributed as dividends, the additional tax due would be approximately $334 million. See Note 3 for our discussion on unrecognized deferred taxes related to certain of our non-U.S. subsidiaries and joint ventures.
KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to its business activity for periods prior to its separation from our former parent. As of December 31, 2013 and 2012, we have recorded a $105 million and $49 million in "payable to our former parent" on our consolidated balance sheets, respectively, for tax related items under the tax sharing agreement. Of the $105 million, approximately $20 million is not due until KBR collects that amount from the IRS. See Note 15 for further discussion related to our transactions with our former parent.
The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31,
Millions of dollars	2013	2012
Deferred tax assets:
Employee compensation and benefits	$176	$185
Foreign tax credit carryforwards	179	24
Accrued foreign tax credit carryforwards	81	—
Loss carryforwards	123	74
Insurance accruals	25	29
Allowance for bad debt	8	9
Accrued liabilities	50	69
Barracuda arbitration award indemnification	—	79
Total	642	469
Valuation allowances	(44)	(36)
Net deferred tax asset	598	433
Deferred tax liabilities:
Construction contract accounting	$(87)	$(15)
Intangibles	(49)	(47)
Depreciation and amortization	(43)	(25)
Other	(29)	(13)
Total	(208)	(100)
Deferred income tax asset, net	$390	$333

At December 31, 2013, we had foreign tax credit carryforwards of $179 million that will expire between 2021 and 2023.

At December 31, 2013, we had foreign net operating loss carryforwards of approximately $270 million of which $124 million will expire by 2023, $93 million will expire between 2024 and 2033 and $53 million can be carried forward indefinitely. At December 31, 2013, we also have federal and state income tax net operating loss carryforwards of approximately $85 million and $520 million, respectively, which will expire by 2033. We have a related deferred tax asset recorded for all three types of net operating losses in the table above.

We believe that it is more likely than not that the benefit from certain deferred tax assets, primarily foreign and state net operating loss carryforwards, will not be realized. In recognition of this risk, we have provided a valuation allowance for the year ended December 31, 2013 of $44 million. This increase from the prior year is primarily as a result of a change in assessment regarding our state income tax net operating loss carryforwards. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The company is relying on a forecast of future taxable income in making its determination regarding the need for a valuation allowance on the deferred tax assets related to state net operating losses. In the event our future taxable income is less than the forecasted amount, an additional valuation allowance may need to be recorded in the future.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007, or for non-U.S. income tax for years before 2002.
We account for uncertain tax positions in accordance with guidance in ASC 740 - Income Taxes which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Millions of dollars	2013	2012	2011
Balance at January 1	$95	$120	$95
Increases in tax positions for current year	4	6	37
Increases in tax positions for prior years	15	13	11
Decreases in tax positions for prior years	(36)	(25)	(5)
Reductions in tax positions for audit settlements	—	(11)	(7)
Reductions in tax positions for lapse of statute of limitations	(2)	(9)	(11)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(7)	1	—
Balance at December 31	$69	$95	$120
The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $50 million as of December 31, 2013. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred U.S. federal and non-U.S. income tax benefits on uncertain tax positions related to U.S. federal and non-U.S. income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $24 million due to the expirations of the statute of limitations.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Our accrual for interest and penalties was $11 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, 2012 and 2011, we recognized net interest and penalties charges (benefits) of $(1) million, $(6) million and $4 million, respectively related to uncertain tax positions.

As of December 31, 2013, a portion of the uncertain tax positions and accrued interest and penalties were expected to be settled for cash within one year and therefore that portion is classified in "other current liabilities" on our consolidated balance sheets with the remaining balance of uncertain tax positions and related accrued interest and penalties classified in "income tax payable" on our consolidated balance sheets.

Note 13. U.S. Government Matters

We provide substantial work under our contracts to various U.S. governmental agencies, which include the United States Department of Defense (“DoD”), the Department of State and others. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the government.

With the U.S. Army's withdrawal from Iraq, our work with the U.S. government in the war zone areas has significantly declined. We have been in the process of closeout with these contracts since 2011, and we expect the closeout process to continue for several years. As a result of our work in a war zone from 2002 to 2011, the government has multiple claims against us and we have multiple claims against the government, all of which need to be resolved to close the contracts. The closeout process includes resolving objections raised by the government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from government audits. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

As of December 31, 2013, the government has issued Form 1s questioning or objecting to costs billed to them totaling $276 million. Of this amount, the government has withheld payments to us for $138 million which we have recorded in "claims and accounts receivable" on our consolidated balance sheets. We believe the amount we have invoiced the customer is in compliance with our contract terms; however, we evaluate our ability to recover these amounts from our customer. We have accrued $76 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our consolidated balance sheets. Further, we have withheld payments of $50 million to subcontractors related to pay-when-paid contractual terms.

Private Security. In February 2007, we received a Form 1 from the Defense Contract Audit Agency ("DCAA") informing us of the government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The Form 1 was issued for $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of December 31, 2013 we have recorded due from the government related to this matter in "claims and accounts receivable" on our consolidated balance sheets. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

The government has indicated that it believes our LogCAP III contract prohibited us and our subcontractors from billing amounts related to the use of PSCs. We believe that, while the LogCAP III contract obligated the Department of the Army ("Army") to provide force protection, it did not prohibit us or any of our subcontractors from using PSCs to provide force protection to KBR or subcontractor personnel. We also contend that the Army breached its obligation to provide force protection. In addition, a significant portion of our subcontracts were fixed price subcontracts awarded without obtaining certified cost or pricing data. As a result, we did not receive details of the subcontractors’ cost estimate, and it is our position that we were not legally entitled to that information. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. Therefore, we do not agree with the Army’s position that such costs are unallowable and that they were entitled to withhold payment for the billed amounts in question. We presented our claims for reimbursement to the Armed Services Board Contract Appeals ("ASBCA") in late 2013 and expect a ruling in 2014.

Containers. In June 2005, the DCAA questioned billings related to costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") agreed that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. The government had previously paid $25 million and has withheld payments of $26 million.

As of December 31, 2013, we have recorded $41 million (of which the government has withheld $26 million) due from the government related to these matters in "claims and accounts receivable" on our consolidated balance sheets and have withheld payments to subcontractors of $45 million related to pay-when-paid contractual terms. Also, we have accrued our estimate related to any probable loss in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008 we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. Second, during the first quarter of 2011 we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the government. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the DOJ for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Tamimi.
Tamimi - Form 1. In 2006, the DCAA questioned the price reasonableness of billed costs related to dining facilities in Iraq. We responded to the DCMA that we believe our costs are reasonable. The prices obtained for these services were from our subcontractor Tamimi and we are vigorously defending ourselves on these matters. The Form 1 was issued for $71 million in billings. The government had previously paid $28 million and has withheld payments of $43 million.

At December 31, 2013, we have recorded $43 million due from the government related to these matters in "claims and accounts receivable" on our consolidated balance sheets and accrued our estimate related to any probable loss in "other liabilities" on our consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

In April 2012, the U.S. Court of Federal Claims ("COFC") ruled that KBR's negotiated price for certain dining facility services were not reasonable and that we were entitled to only $12 million of the amounts withheld from us by the government. As a result of this ruling, we recognized a pre-tax charge of $28 million as a reduction to revenue. We appealed the U.S. COFC ruling and in September 2013, a three judge panel of the Federal Circuit Court of Appeals issued its opinion upholding the ruling. We have requested a review by the entire court.

Tamimi - Department Of Justice ("DOJ"). In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The DOJ sought disgorgement of all funds paid to KBR under the master agreement as well as all award fees paid to KBR under the related task orders. Trial in the U.S. COFC took place during the fourth quarter of 2011. In conjunction with the April 2012 ruling on the Tamimi matter discussed above, the U.S. COFC issued a judgment in favor of KBR on the common law fraud counterclaim ruling that the fraud allegations brought by the DOJ were without merit. The DOJ filed a notice of appeal, and in September 2013, the Federal Circuit Court of Appeals issued its opinion upholding the judgment in favor of KBR. The DOJ has sought review of this ruling.

Fly America. In 2007, the DCAA questioned costs related to our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. The Form 1 was issued for $6 million in billings, all of which had been previously paid by the government. No payments have been withheld by the government for this matter. At December 31, 2013, we have accrued our estimate of the cost incurred for these potentially noncompliant flights recorded in "other liabilities" on our consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

There were times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations ("FAR") and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In February 2012, the DCAA commenced an audit of our estimate and this audit is in process. We will continue to work with the government to resolve this matter.

H-29. In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain transportation costs associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days.  The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including sickness, death, termination for cause or resignation and that such costs should be allowable. The Form 1 was issued for $27 million in billings, all of which had been previously paid by the government. No payments have been withheld by the government for this matter.

At December 31, 2013, we have accrued our estimate of the potentially non-compliant cost incurred recorded in "other liabilities" on our consolidated balance sheets. At this time, we do not believe we face a risk of material loss from any disallowance of these costs in excess of the loss accruals we have recorded.

CONCAP III. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving billed costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The Form 1 was issued for $25 million in billings. The government had previously paid $15 million and has withheld payments of $10 million.

As of December 31, 2013, we have recorded $10 million due from the government related to these matters in "claims and accounts receivable" on our consolidated balance sheets. As of December 31, 2013, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

The DCAA claims the costs billed to the U.S. Navy primarily related to subcontract costs that were either inappropriately bid, included unallowable profit markup or were unreasonable. In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the government were reasonable and not in violation of the FAR.

Other. The government has issued Form 1s for other matters questioning $40 million of billed costs. For these matters, the government previously paid $26 million and has withheld payment of $14 million, which we have recorded in "claims and accounts receivable" on our consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Audits

In addition to reviews being performed by the U.S. government through the Form 1 process, the negotiation, administration and settlement of our contracts, consisting primarily of DoD contracts, are subject to audit by the DCAA, which serves in an advisory role to the DCMA. The DCMA is responsible for the administration of our contracts. The scope of these audits include, among other things, the allowability, allocability and reasonableness of incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the Administrative Contracting Officers ("ACOs").

As a result of these audits, there are risks that what we have billed as recoverable costs may be assessed by the government to be unallowable. We believe our billings are in compliance with our contract terms. In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the government. As of December 31, 2013, we have accrued $44 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our consolidated balance sheets.

We only include amounts in revenue related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenue. We generally do not recognize additional revenue for disputed or potentially unallowable costs for which revenue has been previously reduced until we reach agreement with the DCAA and/or the ACOs that such costs are allowable.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration of a subcontract under which KBR had leased vehicles related to work performed on our LogCAP III contract. The FKTC arbitration is conducted under the rules of the American Association/International Centre for Dispute Resolution and the venue is the District of Columbia. First Kuwaiti alleged that we did not return or pay rent for many of the vehicles and sought damages in the amount of $134 million. After complete hearings on all of FKTC's claims, an arbitration panel awarded $16 million to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we have stipulated that we owe FKTC $29 million in connection with five other subcontracts. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts in "accounts payable and "other current liabilities" on our consolidated balance sheets and related amounts in "claims and accounts receivable" on our consolidated balance sheets for the amounts awarded to First Kuwaiti pursuant to the terms of the contract.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs filed their notice of appeal with the Third Circuit Court of Appeals in the Western District of Pennsylvania. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further findings. KBR filed its motion for rehearing en banc, which was denied, and we have filed an application for writ of certiorari to the U.S. Supreme Court. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of December 31, 2013 and 2012, no amounts have been accrued.

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

In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combat Activities Exception in the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiff's filed their notice of appeal with the Fourth Circuit Court of Appeals on March 27, 2013. The case was argued on October 30, 2013 and we are awaiting a ruling from the Court. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2013 and 2012, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases, with one pending in the U.S. District Court for the Southern District of Texas and one pending in the U.S. District Court for the District of Oregon.  A new, single plaintiff case was filed on November 30, 2012 in the District of Oregon Eugene Division. Collectively, the suits represent approximately 170 individual plaintiffs all of which are current and former national guardsmen or British soldiers who claim they were exposed to sodium dichromate while providing security services or escorting KBR employees who were working at the water treatment plant, claim that the defendants knew or should have known that the potentially toxic substance existed and posed a health hazard, and claim that the defendants negligently failed to protect the plaintiffs from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Army Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR's commencement of work on the site. KBR notified the USACE within two days after discovering the potential sodium dichromate issue and took effective measures to remediate the site.  KBR services provided to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR also has asserted the Political Question Doctrine and other government contractor defenses. Additionally, the U.S. government and other studies on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.

On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the United States Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal. On November 7, 2013, the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We have sought review by the entire court on this opinion. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2013 and 2012, no amounts have been accrued.

On November 2, 2012 in the Oregon case, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. Trials for the remaining plaintiffs in Oregon will not take place until the appellate process is concluded. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR posted an appeal bond which was approved by the court on May 23, 2013 and filed a notice of appeal on June 10, 2013. Oral arguments have not been scheduled. Additionally, five amicus curiae briefs have been filed in support of our arguments. Our basis for appeal include the court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act, and numerous other legal issues stemming from the court's rulings before and during the trial. We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the FAR under the Restore Iraqi Oil contract ("RIO contract") with the USACE. At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of December 31, 2013 and 2012, no amounts have been accrued.

During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related government contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases (the "First COFC claim").  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The First COFC claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. The contracting officer declined to issue a decision on the claim. Therefore on March 6, 2013, we filed an additional claim for $23 million in the COFC

(the "Second COFC claim"). The COFC granted our request to treat this claim as related to the previously mentioned, pending indemnity claim. The two COFC cases are assigned to the same judge and oral arguments on the government's motions to dismiss both claims were heard on August 20, 2013. We are awaiting decision by the COFC. We filed supplemental briefs on September 16, 2013. Contemporaneously, in February 2013, we filed another claim with the RIO contracting officer due to notification we received of underfunding of the RIO contract. The contracting officer issued a decision declining this claim so we have added it to the Second COFC claim.

Qui tams. We have six active qui tams of which we are aware, and the government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that a loss has been incurred in the qui tams the government have not joined is remote and as of December 31, 2013 and 2012, no amounts have been accrued. We do incur costs in defending the qui tams. These costs cannot be billed to the government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the government under the controlling provisions of the FAR. As of December 31, 2013, we have incurred $8 million in legal costs to date in defending ourselves in qui tams.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract, and we strongly contend that no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss and on December 23, 2013, FKTC filed its motion to dismiss. On January 23, 2014, the U.S. government filed its opposition and the motion is pending. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2013 and 2012, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against us and two former KBR subcontractors alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the False Claims Act and the Anti-Kickback Act. While the suit is new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the government as appropriate. As of December 31, 2013, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other Matters

Claims. We have filed claims with the government related to payments not yet received for costs incurred under various government contracts. Included in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $237 million at December 31, 2013. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. We have $108 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our consolidated balance sheets.  Of the remaining claims balance of $129 million, $120 million is recorded in "claims and accounts receivable" and the remaining is recorded in "CIE" on our consolidated balance sheets. These claims represent costs for which incremental funding is pending in the normal course of business along with specific items listed above. The claims outstanding at December 31, 2013 are considered to be probable of collection and have been previously recognized as revenue.

Note 14. Other Commitments and Contingencies

Foreign Corrupt Practices Act (“FCPA”) Investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division (the “Court”), related to the Bonny Island investigation. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty. In addition, we settled a civil enforcement action by the U.S. Securities and Exchange Commission ("SEC"). We also agreed to a period of organizational probation over a three year period that ended on February 17, 2012. The monitor certified that KBR’s current anti-corruption compliance program is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws.

In February 2011, M.W. Kellogg Limited (“MWKL”) reached a settlement with the United Kingdom ("U.K.") Serious Fraud Office (“SFO”) in which the SFO accepted that MWKL was not party to any unlawful conduct and assessed a civil penalty. The settlement terms included a full release of all claims against MWKL, its current and former parent companies, subsidiaries and other related parties including their respective current or former officers, directors and employees with respect to the Bonny Island project.

On March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating that they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. In accordance with the indemnity clauses under the master separation agreement, we notified Halliburton and they have responded that the matter does not fall within the scope of their indemnity.  We disagree with Halliburton's position and have taken necessary actions to preserve our rights. We have been working with the ADBG to resolve the issue and have now reached an agreement in principle with the ADBG.  The Negotiated Resolution Agreement with the ADBG will likely include a financial assessment equivalent to approximately $6.6 million as well as a three-year debarment from ADBG-sponsored contracts of three Madeira, Portugal-based companies that KBR and its three joint venture partners used to participate in the Bonny Island project. We have accrued the financial penalty in "accounts payable" on our consolidated balance sheets.  There can be no assurances that such an agreement with the ADBG will be reached, and the final terms of the agreement are subject to the negotiation and execution of definitive agreements with the ADBG.

PEMEX and PEP Arbitration

In 1997 and 1998, we entered into three contracts with PEP, the project owner, to build offshore platforms, pipelines and related structures in the Bay of Campeche, offshore Mexico. PEP is part of PEMEX, the national oil company of Mexico. The three contracts were known as EPC 1, EPC 22 and EPC 28. All three projects encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. During 2008, we were successful in litigating and collecting on valid international arbitration awards against PEP on the EPC 22 and EPC 28 projects.

EPC 1

U.S. Proceedings. PEP took possession of the offshore facilities of EPC 1 in March 2004 after having achieved oil production but prior to our completion of our scope of work pursuant to the contract. As a result of the ensuing dispute, we filed for arbitration with the International Chamber of Commerce ("ICC") in 2004 claiming recovery of damages of approximately $323 million for the EPC 1 project. PEP subsequently filed counterclaims totaling $157 million. In December 2009, the ICC ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEP was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009.

Our collection efforts have been ongoing and have involved multiple actions. On November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEP initiated an appeal to the U.S. Court of Appeals for the Second Circuit. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling.

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

On August 27, 2013, the District Court entered an order stating that it would confirm the award even though it had been annulled in Mexico. On September 25, 2013, the District Court entered the signed final judgment of $465 million to be recovered, which includes the original confirmation of the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted security for the judgment pending appeal. The case is now on appeal before the U.S. Court of Appeals. PEP has filed its initial brief and KBR will file its answer brief around the end of the first quarter of 2014.

Mexico Proceedings. PEP's attempt to nullify the award in Mexico was rejected by the Mexican trial court in June 2010. PEP then filed an “amparo” action on the basis that its constitutional rights had been violated and this action was denied by the Mexican court in October 2010. PEP subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court ruled that PEP, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as the other Mexican courts which have denied PEP's repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect our ability to ultimately collect the ICC arbitration award in the U.S. due to the posting of security for the judgment pending appeal and significant assets of PEP in the U.S.

Luxembourg Collection Proceedings. In 2013, we petitioned the Luxembourg court to issue two seizure orders on the assets of PEP and PEMEX which has been served on a number of banks and financial institutions in that country. We believe these institutions may have PEP and PEMEX assets that are subject to seizure which could be used to satisfy our award. However under Luxembourg procedure, we will not find out the value of the seized assets until the proceeding is validated, which will take several months. The first seizure order is for the New York award confirmation; the second seizure order is for the performance bonds payment discussed below. PEP and PEMEX contested the first seizure order and the matter was heard on May 27, 2013 where their petition to lift the seizure order was denied. PEP and PEMEX filed an appeal and on December 18, 2013, the Luxembourg Court of Appeals stated that it was dissolving the first seizure order against both PEP and PEMEX. This decision is being appealed to the Luxembourg Supreme Court.

Concurrent with our filing of the seizure order, we filed an action in Luxembourg seeking to enforce the ICC award. In March 2013, we received an order from the Luxembourg court recognizing the award. On June 25, 2013, PEMEX and PEP filed an appeal challenging the enforcement order. The hearing on the appeal is scheduled for May 12, 2014. We cannot begin the validation proceeding until the appeal is concluded and this could take several months.

We will continue to pursue our remedies in the U.S., Luxembourg and other jurisdictions that we determine have assets which can be used to pay the award.

Performance Bonds

In connection with the EPC 1 project, we had approximately $80 million in outstanding performance bonds furnished to PEP when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project, and we believe recovery on the bonds by PEP was precluded by the ICC Award.  PEP filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds even though the arbitration award determined the limited amounts to be paid to PEP on their counterclaims and offset those claims against the award in favor of KBR.

After multiple proceedings in various Mexican courts, we paid $108 million (which includes the $106 million discussed above and $2 million in legal and banking fees) on June 17, 2013 following a demand for payment which includes principal, interest and expenses to the Mexican bond company. On June 21, 2013, we filed a supplemental writ in Luxembourg to cover the amounts paid to the bonding company on the performance bonds. That writ was granted and served on Luxembourg banks. PEP and PEMEX have refused service in Luxembourg and we are currently serving that writ on PEP and PEMEX. Since the decision by the Luxembourg Court of Appeals dissolved the first writ as to PEMEX, we have lifted the second writ as to PEMEX. The second writ remains in effect as to PEP.

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

Consistent with our treatment of the claims, we have recorded $401 million in claims and accounts receivable as we believe it is probable we will recover the amounts awarded to us, including interest and expense and the amounts we recently paid on the bonds. PEP has sufficient assets in the U.S. and Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain and therefore, consistent with our prior practice, as of December 31, 2013, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds as long term.

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

We continue to monitor conditions at sites we own or owned and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $2 million for the assessment and remediation costs associated with all environmental matters and could possibly incur an additional $1 million for which we have not accrued.

We have been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. We are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $159 million, $149 million and $145 million in 2013, 2012 and 2011, respectively.

Future total rental payments on noncancelable operating leases are as follows:

Millions of dollars	Future rental payments
2014	$100
2015	$88
2016	$80
2017	$62
2018	$55
Beyond 2018	$399

601 Jefferson Building Lease. In November 2012, the joint venture in which we hold a 50% interest sold the 601 Jefferson building in which we lease office space in Houston, Texas. We continue to lease the building from the new owner under the same lease agreement and terms, except for the elimination of an early termination and contraction option, for which we were paid an $11 million modification fee. This lease incentive will be amortized over the remaining term of the lease, which runs through June 30, 2030 and includes renewal options for three consecutive additional periods from 5 to 10 years each at prevailing market rates. Annual base rent for the leased office space escalates ratably over the lease term from $10 million to $15 million.

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

Note 15. Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our business and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations and the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 14 for further discussion on the FCPA and related corruption allegations. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

During the fourth quarter of 2011, Halliburton provided notice and demanded payment for $256 million that it alleged we owed under the tax sharing agreement for various other tax-related transactions pertaining to periods prior to our separation from Halliburton. We believe that the master separation agreement precludes the filing of this claim.

On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement before issues in dispute under the tax sharing agreement were submitted to the designated accounting referee as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007. Halliburton subsequently challenged the arbitration panel's jurisdiction over this dispute in Texas State Court. The Texas State Court denied Halliburton's request and Halliburton filed an appeal which is awaiting a decision.

In May 2013, an arbitration hearing was held on the matters related to the master separation agreement. On June 24, 2013 the arbitration panel ruled that claims brought by Halliburton against KBR under the tax sharing agreement were required to have been brought before an arbitration panel within two years of the date the claim arose or would reasonably have been discovered by the claimant and that the parties were to return to the accounting referee within thirty days for determination of the remaining claims under the tax sharing agreement.  The remaining tax-related issues in dispute were referred to the accounting referee as provided for under the terms of the tax sharing agreement.

On October 9, 2013, the accounting referee issued a report stating that KBR owed Halliburton approximately $105 million with each party bearing its own costs related to the matter. As a result, we increased our tax provision by $38 million, reduced Paid-in Capital by $7 million (as indicated in a table in Note 16) and recognized a deferred tax asset of $29 million for available foreign tax credits. As of December 31, 2013, we have recorded $105 million to our "Payable to former parent," on our consolidated balance sheets, which is net of $22 million awarded to KBR by the accounting referee.

As discussed above, the arbitration panel had found several of Halliburton's unspecified claims to be time barred. We have asked this arbitration panel to determine if any of Halliburton's claims submitted to the referee were time barred and to correctly interpret the relevant agreements.

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

At Petrobras’ direction, we replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. In March 2006, Petrobras notified us they submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys’ fees. The arbitration was conducted in New York under the guidelines of the United Nations Commission on International Trade Law.

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

Note 16. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2010	$2,204	$1,981	$1,157	(454)	$(438)	$(42)
Share-based compensation	19	19	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Post-closing adjustment related to acquisition of former NCI partner	(5)	(5)	—	—	—	—
Tax benefit increase related to share-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(30)	—	(30)	—	—	—
Repurchases of common stock	(118)	—	—	(118)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(63)	—	—	—	—	(63)
Other noncontrolling interests activity	(7)	—	—	—	—	(7)
Net income	540	—	480	—	—	60
Other comprehensive (loss), net of tax	(111)	—	—	—	(110)	(1)
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Deferred tax and foreign currency adjustments (a)	17	17	—	—	—	—
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Tax benefit increase related to share-based plans	4	4	—	—	—	—
Dividends declared to shareholders	(42)	—	(42)	—	—	—
Repurchases of common stock	(40)	—	—	(40)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(36)	—	—	—	—	(36)
Net income	202	—	144	—	—	58
Other comprehensive (loss), net of tax	(62)	—	—	—	(62)	—
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Adjustment pursuant to Accounting Referee's report on tax sharing agreement	(7)	(7)	—	—	—	—
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Dividends declared to shareholders	(36)	—	(36)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Change in NCI due to consolidation of previously unconsolidated JV and other transactions	2	—	—	—	—	2
Distributions to noncontrolling interests	(108)	—	—	—	—	(108)
Net income	327	—	229	—	—	98
Other comprehensive income (loss), net of tax	(122)	—	—	—	(130)	8
Balance at December 31, 2013	$2,595	$2,065	$1,902	$(610)	$(740)	$(22)

(a) During the third quarter of 2012, we recorded out-of-period adjustments in our deferred tax accounts, most of which relate to years before 2010. These adjustments were not material to 2012 or the periods to which they relate. The out-of-period adjustments were $3 million to our current period tax expense and $9 million to our equity accounts. The adjustments recorded to our equity accounts were $16 million to PIC and $(7) million to AOCL.

Accumulated other comprehensive loss, net of tax

	December 31,
Millions of dollars	2013	2012	2011
Accumulated CTA, net of tax of $0, $27 and $19	$(131)	$(88)	$(70)
Accumulated pension liability adjustments, net of tax of $(221), $(203) and $(189)	(608)	(521)	(471)
Accumulated unrealized losses on derivatives, net of tax of $0, $0 and $1	(1)	(1)	(7)
Total accumulated other comprehensive loss	$(740)	$(610)	$(548)

In the first quarter of 2013, we adopted ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")," which requires an entity to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.

Changes in accumulated other comprehensive loss, net of tax, by component

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(44)	(122)	1	(165)
Amounts reclassified from accumulated other comprehensive income	1	35	(1)	35
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Millions of dollars	December 31, 2013	Affected line item in the Condensed Consolidated Statements of Income
Accumulated CTA
Realized CTA	$(1)	Loss (gain) on disposition of assets, net
Tax expense	—	Provision for income taxes
Net CTA realized	$(1)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (b)	$(53)	See (b) below
Tax benefit	18	Provision for income taxes
Net pension liability adjustment realized	$(35)	Net of tax

Accumulated unrealized losses on derivatives
Realized losses on derivatives	$1	Cost of revenues
Tax benefit	—	Provision for income taxes
Net realized loss on derivatives	$1	Net of tax

(b) This item is included in the computation of net periodic pension cost. See Note 10 for further discussion.

Shares of common stock

Millions of shares	Shares
Balance at December 31, 2011	172.3
Common stock issued	0.9
Balance at December 31, 2012	173.2
Common stock issued	0.7
Balance at December 31, 2013	173.9

Shares of treasury stock

Millions of shares and dollars	Shares	Amount
Balance at December 31, 2011	24.2	$569
Treasury stock acquired, net of ESPP shares issued	1.4	37
Balance at December 31, 2012	25.6	606
Treasury stock acquired, net of ESPP shares issued	0.1	4
Balance at December 31, 2013	25.7	$610

Dividends

We declared dividends totaling $36 million in 2013 and $42 million in 2012. As of December 31, 2013, we had accrued dividends payable of $12 million.

Note 17. Share Repurchases
We have been authorized to repurchase up to 10 million of our outstanding common shares. The authorization does not obligate the company to acquire any particular number of common shares and may be commenced, suspended or discontinued without prior notice. The share repurchase authorization is intended to be funded through the company’s current and future cash and the authorization does not specify an expiration date. The table below presents information on our share repurchase activities under the 10 million share authorization. There were no share repurchases under the 10 million common share repurchase authorization in 2013.

Number of shares	2013	2012	2011
Number of shares authorized	7,584,764	7,975,906	10,000,000
Number of shares repurchased under the authorization	—	391,142	2,024,094
Number of authorized shares available for repurchase as of December 31,	7,584,764	7,584,764	7,975,906
On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program.

Note 18. Share-based Compensation and Incentive Plans

Stock Plans

In 2013, 2012 and 2011 share-based compensation awards were granted to employees under KBR share-based compensation plans.

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

In May 2012, the KBR Stock Plan was amended to add 2 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards or pursuant to performance awards by 2 million. Under the terms of the KBR Stock Plan, 12 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 5.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to cash performance awards. At December 31, 2013, approximately 4.3 million shares were available for future grants under the KBR Stock Plan, of which approximately 2.3 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under KBR’s Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors.

Total number of stock options granted and the assumptions used to determine the fair value of granted options were as follows:

	Years ended December 31,
KBR stock options assumptions summary	2013	2012
Granted stock options (millions of shares)	0.9	0.8
Weighted average expected term (in years)	6.5	6.3
Weighted average grant-date fair value per share	$11.40	$14.93

	Years ended December 31,
KBR stock options range assumptions summary	2013		2012
	Range		Range
	Start	End	Start	End
Expected volatility range	39.98%	41.89%	41.41%	53.10%
Expected dividend yield range	0.89%	1.11%	0.57%	0.80%
Risk-free interest rate range	0.98%	2.09%	0.86%	1.48%

For KBR stock options granted in 2013, 2012 and 2011, the fair value of options at the date of grant was estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. The expected term of KBR options granted in each year is based upon the average of the life of the option and the vesting period of the option. The simplified estimate of expected term is utilized as we lack sufficient history to estimate an expected term for KBR options. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2013.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	3,013,518	$24.00	6.86	$24.76
Granted	912,031	30.25
Exercised	(410,931)	15.03
Forfeited	(170,909)	32.44
Expired	(69,086)	31.36
Outstanding at December 31, 2013	3,274,623	$26.27	6.93	$22.49
Exercisable at December 31, 2013	1,860,125	$21.86	5.57	$20.73

The total intrinsic values of options exercised for the years ended December 31, 2013, 2012 and 2011 were $7 million, $9 million and $10 million, respectively. As of December 31, 2013, there was $11 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.78 years. Stock option compensation expense was $9 million in 2013, $8 million in 2012 and $7 million in 2011.

Total income tax benefit recognized in net income for share-based compensation arrangements was $3 million in 2013 and 2012 and $2 million in 2011.

KBR Restricted stock

Restricted shares issued under the KBR’s Stock Plan are restricted as to sale or disposition. These restrictions lapse periodically over a period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of meeting the performance criteria. Share-based compensation is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2013 under KBR’s Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2012	665,030	$27.83
Granted	383,284	30.64
Vested	(274,504)	26.44
Forfeited	(105,044)	30.23
Nonvested shares at December 31, 2013	668,766	$29.64

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2013, 2012 and 2011 were $30.64, $33.13 and $35.16, respectively. Restricted stock compensation expense was $7 million for 2013, $8 million for 2012 and $12 million for 2011.  Total income tax benefit recognized in net income for share-based compensation arrangements was $3 million in 2013 and 2012 and $4 million in 2011. As of December 31, 2013, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares vested was $8 million in 2013, $12 million in 2012 and $16 million in 2011 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $7 million in 2013, $9 million in 2012 and $11 million in 2011 based on the weighted-average fair value on the date of grant.

KBR Cash Performance Based Award Units (“Cash Performance Awards”)

Under KBR’s Stock Plan, for Cash Performance Awards granted in the year 2013, 2012 and 2011, performance is based 100% on average Total Shareholder Return (“TSR”), as compared to the average TSR of KBR’s peers. The cash performance award units may only be paid in cash. In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date.

Under KBR’s Stock Plan, in 2013, we granted 30 million performance based award units (“Cash Performance Awards”) with a three-year performance period from January 1, 2013 to December 31, 2015. In 2012, we granted 29 million Cash Performance Awards with a three-year performance period from January 1, 2012 to December 31, 2014. In 2011, we granted 28 million Cash Performance Awards with a performance period from January 1, 2011 to December 31, 2013. At December 31, 2013, Cash Performance Awards forfeited, net of previous plan payout, totaled $10 million in 2013, $8 million in 2012 and $6 million in 2011. At December 31, 2013, the outstanding balance for Cash Performance Awards is 68.6 million units. No Cash Performance Awards will vest until such earned Cash Performance Awards, if any, are paid, subject to approval of the performance results by the Board of Directors Compensation Committee.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2013, 2012 and 2011, we recognized $8 million, $18 million and $34 million, respectively, in expense for the Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of income. The liability for awards included in “Employee compensation and benefits” on our consolidated balance sheets were $23 million at December 31, 2013 of which $20 million will become due within one year, and $48 million at December 31, 2012.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the KBR ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors shall determine otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each six-month purchase period. During 2013 and 2012, our employees purchased approximately 131,000 and 138,000 shares, respectively, through the KBR ESPP. These shares were reissued from our treasury share account.

Share-based compensation

The grant-date fair value of employee share options is estimated using option-pricing models. If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $10 million recorded to cost of services on the consolidated income statements, while the remaining $6 million is recorded to general and administrative expenses on the consolidated income statements. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31
Millions of dollars	2013	2012	2011
Share-based compensation	$16	$16	$19
Total income tax benefit recognized in net income for share-based compensation arrangements	$6	$6	$6
Incremental compensation cost	$1	$1	$1
Tax benefit increase (decrease) related to share-based plans	$—	$4	$3

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the company. Excess tax benefits realized from the exercise of share-based compensation awards has been recognized as paid-in capital in excess of par.

Note 19. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Millions of shares	2013	2012	2011
Basic weighted average common shares outstanding	148	148	150
Stock options and restricted shares	1	1	1
Diluted weighted average common shares outstanding	149	149	151

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $1 million, $0.01 per share, for the fiscal year 2013, $1 million, a negligible amount per share, for fiscal year 2012 and $2 million, or $0.02 per share, for fiscal year 2011. The diluted earnings per share calculation did not include 1.8 million, 1.3 million and 0.5 million antidilutive weighted average shares for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 20. Business Combinations and Other Transactions

Business Combinations

ENI Holdings, Inc. (the “Roberts & Schaefer Company”). On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI is the parent to the Roberts & Schaefer Company (“R&S”), a privately held EPC services company for material handling and processing systems. Headquartered in Chicago, Illinois, R&S provides services and associated processing infrastructure to customers in the mining and minerals, power, industrial, refining, aggregates, precious and base metals industries. R&S and its acquired divisions have been integrated into our IGP business segment.

The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of December 31, 2013 and 2012 the remaining escrowed holdback was $25 million and primarily related to security for indemnification obligations.

Due to several disputed items related to the calculation of working capital, a working capital arbitration proceeding was initiated per the terms of the stock purchase agreement. In December 2012, ENI filed a lawsuit in Delaware Chancery Court alleging KBR is wrongfully withholding escrowed funds from the acquisition. In January 2013, we filed an answer denying the wrongful withholding allegation. In addition, we filed a counterclaim for indemnity and fraud under the terms of the stock purchase agreement and asked the court to stay the working capital arbitration pending the outcome of the litigation. In March 2013, ENI filed a motion to dismiss. The hearing on ENI's motion to dismiss and KBR's motion to stay the working capital arbitration took place in August 2013. The Court denied KBR's motion to stay the working capital arbitration and a hearing on the arbitration took place in December 2013.

A determination was issued in February 2014 which determined ENI is entitled to a working capital adjustment of approximately $2.4 million, which is less than what ENI claimed they were entitled to. The Court also denied in part ENI's motion to dismiss our counterclaims in their entirety. At this time, we cannot estimate a range of reasonably possible losses that may have been incurred, if any, in excess of the amounts escrowed.

The acquisition generated goodwill of approximately $250 million, which is not deductible for income tax purposes. Goodwill was recognized primarily as a result of acquiring an assembled workforce, expertise and capabilities in the material handling and processing systems market, cost saving opportunities and other synergies. During 2011, we recorded an increase to goodwill of approximately $4 million primarily associated with additional purchase consideration payable to the seller, based upon our estimates of post-closing working capital adjustments and final valuation of acquired intangible assets. In the third quarter of 2012, we recognized a noncash goodwill impairment charge of $178 million related to one reporting unit in our IGP business segment in connection with our interim impairment review. The charge was primarily the result of the determination that both the actual and expected income and cash flows for our IGP business segment were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of R&S. See Note 8 for further discussion on goodwill.

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

Other Transactions

M.W. Kellogg Limited (“MWKL”). On December 31, 2010, we obtained control of the remaining 44.94% interest in our MWKL subsidiary located in the U.K. for approximately £107 million (approximately $164 million at the exchange rate on the date of the acquisition) subject to certain post-closing adjustments. The acquisition was recorded as an equity transaction that reduced noncontrolling interests, accumulated other comprehensive income and additional paid-in capital by $180 million. We recognized direct transaction costs associated with the acquisition of approximately $1 million as a direct charge to additional paid in capital. The initial purchase price was paid on January 5, 2011. During the third quarter of 2011, we settled various post-closing adjustments that resulted in a decrease to “Paid-in capital in excess of par” of approximately $5 million. We also agreed to pay the former noncontrolling interest 44.94% of future proceeds collected on certain receivables owed to MWKL and the former noncontrolling interest agreed to indemnify us for 44.94% of certain MWKL liabilities to be settled and paid in the future. In the first quarter of 2013, we paid £9 million (approximately $14 million at the exchange rate on the date of the transaction) reflecting our accrual of 44.94% of proceeds from certain receivables owed to the former noncontrolling interest partner in MWKL.

LNG Joint Venture. On January 5, 2011, we sold our 50% interest in a joint venture to our joint venture partner for approximately $22 million. The joint venture was formed to execute an EPC contract for construction of an LNG plant in Indonesia. We recognized a gain on the sale of our interest of approximately $8 million which is included in “Equity in earnings of unconsolidated affiliates” in our consolidated income statements.

Note 21. Financial Instruments and Risk Management

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

We manage our foreign currency exposure through the use of currency derivative instruments as it relates to major currencies, which are generally the currencies of the countries in which we do the majority of our international business. These instruments generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.

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

Assets, liabilities and forecasted cash flows denominated in foreign currencies. We use the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we use the derivative instruments described above to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects. We designate these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges is included in operating income in the accompanying consolidated statements of income. During 2013, 2012 and 2011 no hedge ineffectiveness was recognized. Unrealized gains and losses include amounts attributable to cash flow hedges placed by our consolidated and unconsolidated subsidiaries and are included in "accumulated other comprehensive loss" on our consolidated balance sheets. We had $1 million in unrealized gains as of December 31, 2013 and 2012, respectively, and no unrealized gains on these cash flow hedges as of December 31, 2011. Changes in the timing or amount of the future cash flow being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from accumulated other comprehensive loss into earnings. At December 31, 2013, the maximum length of time over which we are hedging our exposure to the variability in future cash flow associated with foreign currency forecasted transactions is 26 months.

Notional amounts and fair market values. The notional amounts of open forward contracts and options held by our consolidated subsidiaries were $771 million, $517 million and $352 million at December 31, 2013, 2012 and 2011, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. These contract assets (liabilities) had a fair value of $1 million and $(1) million at December 31, 2013 and 2012, respectively.

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

There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheets and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. This variable-rate exposure is managed with interest rate swaps. We had unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint-ventures of approximately $2 million, $2 million and $4 million as of December 31, 2013, 2012 and 2011, respectively.

Fair market value of financial instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments, cash and equivalents, receivables and accounts payable, as reflected in the consolidated balance sheets, approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the consolidated balance sheets at fair value and are based upon third-party quotes. The financial assets and liabilities measured at fair value on a recurring basis are not material for any periods presented.

Note 22. Recent Accounting Pronouncements

On January 24, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-05, Service Concession Arrangements. A service concession agreement is an arrangement between a public-sector entity (a governmental body or an entity to which the responsibility for the public service has been delegated) and an operating entity under which the operating entity operates the grantor's infrastructure (for example, airports, roads and bridges). The operating entity may also provide the construction, upgrading or maintenance services of the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU 2014-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

On July 18, 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (a) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (b) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in this ASU are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

On July 17, 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815 - Derivatives and Hedging, in addition to the U.S. Treasury Rate and the LIBOR rate. The ASU also removes the restriction on using different benchmark rates for similar hedges. The amendments in this ASU are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This may be presented either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. We adopted ASU 2013-02 and have included the required disclosure in Note 16.

Note 23. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 are presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(in millions, except per share amounts)	First	Second	Third	Fourth	Year
2013
Total revenue	$1,829	$1,950	$1,780	$1,724	$7,283
Gross profit (a)	156	140	201	84	581
Equity in earnings of unconsolidated affiliates	30	46	31	30	137
Operating income	133	123	166	49	471
Net income (a)	97	111	87	32	327
Net income attributable to noncontrolling interests	(9)	(21)	(63)	(5)	(98)
Net income attributable to KBR	88	90	24	27	229
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.59	$0.61	$0.16	$0.19	$1.55
Net income attributable to KBR per share—Diluted	$0.59	$0.61	$0.16	$0.18	$1.54

2012
Total revenue	$1,964	$2,029	$1,949	$1,828	$7,770
Gross Profit	126	150	182	60	518
Equity in earnings of unconsolidated affiliates	37	33	43	38	151
Operating income (b)	112	129	(11)	69	299
Net income (loss)	98	112	(60)	52	202
Net income attributable to noncontrolling interests	(7)	(8)	(21)	(22)	(58)
Net income (loss) attributable to KBR	91	104	(81)	30	144
Net income attributable to KBR per share:
Net income (loss) attributable to KBR per share—Basic	$0.61	$0.70	$(0.55)	$0.20	$0.97
Net income (loss) attributable to KBR per share—Diluted	$0.61	$0.70	$(0.55)	$0.20	$0.97

(a)
As discussed in Note 1, we corrected an error, originating in periods prior to 2013. The correction of this error resulted in a net unfavorable impact to gross profit of $25 million in our Gas Monetization business segment for the year ended December 31, 2013, including $22 million in the fourth quarter. The correction of this error resulted in an after tax unfavorable impact to net income of $17 million for the year ended December 31, 2013, including $14 million in the fourth quarter.

(b)
Included in 2012 is a goodwill impairment charge of $178 million in our IGP business segment, as well as an impairment of long-lived asset charge of $2 million related to equipment, land and buildings.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

In conducting our evaluation, we concluded there is a material weakness in the operating effectiveness of our internal control over financial reporting, as described below.
As a result of the foregoing, we have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
In light of the material weakness identified above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect its financial position and results of operations as of and for the year ended December 31, 2013. We identified that the known financial error was attributable to one major project that is near completion. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that because of the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies. We determined that a material weakness in internal control over financial reporting existed since controls were not properly designed to determine that actual and estimated foreign currency effects were included in our estimates of revenues, costs and profit at completion for long-term construction contracts that contain multiple currencies. Additionally, our control to monitor the inclusion of foreign currency effects in our estimates of revenues, costs and profit at completion was not properly designed.
 These deficiencies gave rise to a reasonable possibility of a material misstatement in the Company’s annual or interim financial statements not being prevented or detected on a timely basis. This material weakness resulted in misstatements in the accounting for the foreign currency effects on long-term construction contracts which were corrected prior to issuance of the Company’s December 31, 2013 Annual Report on Form 10-K.
KPMG LLP, an independent registered public accounting firm, has issued audit reports on its assessment of internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K.
(c) Management’s Plans for Remediation of the Material Weakness

In response to the material weakness we have developed a preliminary plan with the oversight of the Audit Committee of the Board of Directors to remediate the material weakness. Currently, our plan to remediate the material weakness during fiscal 2014 includes:

•
Implement a control to include the actual and estimated foreign currency effects in the estimates of revenues, costs and profit at completion on projects with multiple currencies by enhancing the design of our project status templates and our procedures for completion of our project status templates.

•
Enhance the design of our monitoring controls over the completeness and accuracy of estimated revenues, costs and profit at completion for long-term construction projects with multiple currencies to specifically include a process for the person(s) responsible for the monitoring to perform inquiry or review of our controls over the review of the project status reports.

•	Provide training to our personnel involved in the estimation of estimates at completion of projects with multiple currencies.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.
(d) Changes in Internal Control Over Financial Reporting

We are in the process of a phased implementation of a new company-wide enterprise resource planning ("ERP") system. During the third quarter of 2013, we substantially completed our first phased implementation of our new ERP system in Canada resulting in certain changes in our internal controls over financial reporting. Each completed phase of our ERP implementation becomes a significant component of our internal control over financial reporting. With the exception of this first phase of our ERP implementation and the material weakness described above, there were no other changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
KBR, Inc.:
We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment (Item 9A(b)) related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and related consolidated financial statement schedule. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 27, 2014, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, KBR, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Houston, Texas
February 27, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1	Financial Statements:
	(a)
The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 47 and pages 48 through 108 of this annual report. See index on page 46.

2	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	118
	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2013	119

Note: All schedules not filed with this report required by Regulations S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.

3.	Exhibits:

On February 25, 2014, the Board of Directors of KBR, Inc. approved the amendment and restatement of the Company’s Bylaws. The changes to the Bylaws include modifying the definition of a “Continuing Director” for purposes of determining when a change in control occurs, expanding the information required to be disclosed by parties seeking to nominate candidates for Board membership and selecting the courts of the State of Delaware as the exclusive forum for corporate disputes such as shareholder derivative actions. The above summary of the changes in the Bylaws is qualified in its entirety by the terms of the Amended and Restated Bylaws filed herewith as Exhibit 3.2.

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 001-33416)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; Registration No. 333-133302)

3.2*	Amended and Restated Bylaws of KBR, Inc.

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

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

10.7*	Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers

10.8
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

10.9+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.10*	KBR, Inc. Senior Executive Performance Pay Plan

10.11*	KBR, Inc. Management Performance Pay Plan

10.12+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.14+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.15+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

Exhibit Number	Description
10.16+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.17+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.18+	Form of Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+
Form of KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	Form of KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.22+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146)

10.23+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.24+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.25+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.26+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.27+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.28+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.29+*	Form of Restricted Stock Unit Agreement (Three-Year Cliff Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.30+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.31+
Severance and Change of Control Agreement effective as of October 21, 2009, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.32+
Severance and Change of Control Agreement effective as of January 18, 2010, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

Exhibit Number	Description
10.33+
Severance and Change of Control Agreement effective as of August 16, 2010, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Dennis S. Baldwin (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010; File No. 1-33146)

10.34+
Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt (incorporated by reference to Exhibit 10.33 to KBR's annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.35+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and John L. Rose (incorporated by reference to Exhibit 10.33 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.36+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley (incorporated by reference to Exhibit 10.34 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.37+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and David L. Zimmerman (incorporated by reference to Exhibit 10.35 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.38+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.39+
Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010 (incorporated by reference to Exhibit 10.37 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.40+
Severance and Change of Control Agreement effective as of July 9, 2012, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 9, 2012; File No. 1-33146)

10.41+
Severance and Change of Control Agreement effective as of December 11, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Roy Oelking (incorporated by reference to Exhibit 10.38 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.42+
Severance and Change of Control Agreement effective as of April 8, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated March 6, 2013; File No. 1-33146)

10.43+
Severance and Change of Control Agreement effective as of December 14, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2013; File No. 1-33146)

10.44+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

10.45+
Transition Agreement dated December 13, 2013 among KBR, Inc., KBR Technical Services, Inc., a Delaware corporation, and William P. Utt (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2013; File No. 1-33146)

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	Management contracts or compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
KBR, Inc.:
Under date of February 27, 2014, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which report appears in the December 31, 2013 annual report on Form 10-K of KBR, Inc. and subsidiaries. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Houston, Texas
February 27, 2014

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts (Millions of Dollars)
The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2013:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$15	$5	$—		$(2	)(a)	$18
Reserve for losses on uncompleted contracts	$56	$9	$—		$(53)		$12
Reserve for potentially disallowable costs incurred under government contracts	$122	$—	$2	(b)	$(32)		$92
Year ended December 31, 2012:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$24	$6	$—		$(15	)(a)	$15
Reserve for losses on uncompleted contracts	$22	$53	$—		$(19)		$56
Reserve for potentially disallowable costs incurred under government contracts	$127	$—	$5	(b)	$(10)		$122
Year ended December 31, 2011:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$27	$(2)	$—		$(1	)(a)	$24
Reserve for losses on uncompleted contracts	$26	$13	$—		$(17)		$22
Reserve for potentially disallowable costs incurred under government contracts	$141	$—	$22	(b)	$(36)		$127

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2014

KBR, INC.

By:	/s/ William P. Utt
William P. Utt
President and Chief Executive Officer
Dated: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ William P. Utt	President, Chief Executive Officer and Director
William P. Utt	(Principal Executive Officer)

/s/ Brian K. Ferraioli	Executive Vice President and Chief Financial Officer
Brian K. Ferraioli	(Principal Financial Officer)

/s/ Dennis Baldwin	Senior Vice President and Chief Accounting Officer
Dennis Baldwin	(Principal Accounting Officer)

/s/ W. Frank Blount	Director
W. Frank Blount

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Linda Z. Cook	Director
Linda Z. Cook

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ John R. Huff	Director
John R. Huff

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Richard J. Slater	Director
Richard J. Slater

/s/ Jack B. Moore	Director
Jack B. Moore

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 001-33416)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; Registration No. 333-133302)

3.2*	Amended and Restated Bylaws of KBR, Inc.

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

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

10.7*	Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers

10.8
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

10.9+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.10*	KBR, Inc. Senior Executive Performance Pay Plan

10.11*	KBR, Inc. Management Performance Pay Plan

10.12+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

10.13+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.14+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.15+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

Exhibit Number	Description
10.16+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.17+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.18+	Form of Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.19+
Form of KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+	Form of KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.22+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146)

10.23+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.24+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.25+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.26+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.27+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.28+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.29+*	Form of Restricted Stock Unit Agreement (Three-Year Cliff Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.30+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.31+
Severance and Change of Control Agreement effective as of October 21, 2009, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.32+
Severance and Change of Control Agreement effective as of January 18, 2010, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

Exhibit Number	Description
10.33+
Severance and Change of Control Agreement effective as of August 16, 2010, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Dennis S. Baldwin (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 16, 2010; File No. 1-33146)

10.34+
Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt (incorporated by reference to Exhibit 10.33 to KBR's annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.35+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and John L. Rose (incorporated by reference to Exhibit 10.33 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.36+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley (incorporated by reference to Exhibit 10.34 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.37+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and David L. Zimmerman (incorporated by reference to Exhibit 10.35 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.38+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.39+
Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010 (incorporated by reference to Exhibit 10.37 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.40+
Severance and Change of Control Agreement effective as of July 9, 2012, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 9, 2012; File No. 1-33146)

10.41+
Severance and Change of Control Agreement effective as of December 11, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Roy Oelking (incorporated by reference to Exhibit 10.38 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.42+
Severance and Change of Control Agreement effective as of April 8, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated March 6, 2013; File No. 1-33146)

10.43+
Severance and Change of Control Agreement effective as of December 14, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2013; File No. 1-33146)

10.44+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

10.45+
Transition Agreement dated December 13, 2013 among KBR, Inc., KBR Technical Services, Inc., a Delaware corporation, and William P. Utt (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2013; File No. 1-33146)

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

+	Management contracts or compensatory plans or arrangements