Form 10-K/A
period 2013-12-31
KBR, INC.
filed 2014-05-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 ("Form 10-K/A") to our Form 10-K for the fiscal year ended December 31, 2013, which was originally filed ("Original Filing") on February 27, 2014 to restate our consolidated financial statements as of and for the year ended December 31, 2013 and to amend related disclosures, including our controls and procedures.

As described in more detail in Note 1 of the Notes to our Consolidated Financial Statements, we determined the estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts within our Services business segment that were awarded during 2012 and 2013 resulted in pre-tax charges, consisting of the reversal of previously recognized pre-tax profits and the recognition of pre-tax estimated losses at completion. To correct this and to address matters related to the foregoing with respect to our disclosure controls and procedures, we determined we must restate our Consolidated Financial Statements as of and for the year ended December 31, 2013. We are also amending our unaudited condensed consolidated financial statements as of September 30, 2013 and our unaudited quarterly data for the quarter ended December 31, 2013 within this Form 10-K/A. We believe presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K/A allows investors to review all pertinent data in a single presentation. We have not filed and do not intend to file an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. In addition, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, to be filed during 2014, will include the restated 2013 comparable prior quarter and year to date periods.

In addition, we identified an overstatement error in our revenue recognition on a long-term construction project in our Gas Monetization business segment and an error which resulted in an understatement of our provision for income taxes, both of which had not been properly included in the Consolidated Statement of Income for the year ended December 31, 2013. This Form 10-K/A does not modify or update other disclosures presented in the Original Filing, other than to address the adjustments discussed above and to correct several immaterial errors.

We determined that a material weakness in internal control over financial reporting existed in our Canadian pipe fabrication and modular assembly business within our Services business segment resulting from the Company having insufficiently trained project managers, project controls, accounting and executive management professionals to perform project oversight reviews and monitor compliance with the Company’s standard processes and controls. Furthermore, the control environment was ineffective in that the culture at the Canadian pipe fabrication and modular assembly business facilitated delayed identification and communication of project concerns and the proper preparation of complete and accurate estimates of revenues, costs and profit at completion. As a result, our controls over the completeness and accuracy of information used in our preparation of estimates and our control procedures over our preparation of estimates to complete and our controls over the reviews of such estimates to complete for our Canadian pipe fabrication and modular assembly business also were not affective. The effects of the material weakness are discussed in more detail in Item 9A, Controls and Procedures.

For the convenience of the reader, this form 10-K/A sets forth the Original Filing in its entirety; however, this Form 10-K/A amends and restates only the following items of the Original Filing and only with respect to matters affected by this restatement and the matters discussed above, as well as written comments received from the SEC relating to our Form 10-K:

Part I
•Item 1. Business
•Item 1A. Risk Factors
•Item 1B. Unresolved Staff Comments
Part II
•Item 6. Selected Financial Data
•Item 7. Management's Discussion and Analysis
•Item 8. Financial Statements and Supplementary Data
•Item 9A. Controls and Procedures
Part IV
•Item 15. Exhibits and Financial Statement Schedules
•Schedule II

We are also filing a Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, currently dated signatures from our Directors and currently dated certifications from our Principal Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, 32.2, as well as various exhibits related to XBRL.

This Form 10-K/A should be read in conjunction with our other filings with the SEC. For more information about the restatement and the related disclosure controls and procedures matters, please see KBR's Current Report on Form 8-K (Items 2.04, 4.02 and 9.01) filed on May 5, 2014.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Risk Factors” contained in Part I of this Annual Report on Form 10-K/A.

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

Industries served by this segment include support for the United States ("U.S.") and United Kingdom ("U.K.") government operations in Iraq, Afghanistan and other regions, as well as diverse infrastructure markets including transportation and water facilities, and industrial markets including electric power generation, mining, minerals and other industrial clients.

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

Other. Our business segment information has been prepared in accordance with ASC 280 - Segment Reporting. Certain of our reporting units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as "Other" and include our Ventures and Technical Staffing Resources (formerly a part of Allstates Technical Services) as well as corporate expenses not included in the operating segments’ results.

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

Backlog of Unfulfilled Orders

Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work on contracts awarded. For our projects related to unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenue in backlog to provide an indication of future work to be performed. Our backlog was $14.1 billion and $14.9 billion at December 31, 2013 and 2012, respectively. We estimate that, as of December 31, 2013, 49% of our backlog will be recognized as revenue within one year. All backlog is attributable to firm orders at December 31, 2013 and 2012. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as either cost-reimbursable or fixed-price, although a portion of our contracts are “hybrid” contracts containing both cost-reimbursable and fixed-price scopes.

Fixed-price contracts, which include our unit-rate contracts, are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine the quantities of work to be performed, the project execution schedule and the costs associated with the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer project risks to us.

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

Revenue and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
	2013		2012		2011
Millions of dollars, except percentage amounts	$	%	$	%	$	%
	As Restated
Chevron revenue	$1,859	26%	$2,302	30%	$2,048	22%
U.S. Government revenue	$567	8%	$688	9%	$2,216	24%

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

Website Access

Our annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers. No such waivers were granted during 2013.

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

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages. (As Restated)

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. Approximately 41% of the value of our backlog is attributable to fixed-price contracts, which include our unit-rate contracts, where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced based in part on cost and scheduling estimates that are based on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations.

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

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenue or earnings. (As Restated)

As of December 31, 2013, our backlog was approximately $14.1 billion. We cannot guarantee that the revenue projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenue and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues. (As Restated)

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenue is generated from transactions with Chevron, primarily from our Gas Monetization business segment, and the U.S. government from our IGP business segment. Revenue from Chevron and the U.S. government in 2013 represented 26% and 8%, respectively, of our total consolidated revenue.

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

U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if KBR is complying with the requirements under FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages.

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

In addition, we are subject to the risk that the counterparties to our Credit Agreement may be unable to meet their contractual obligations to us if they suffer catastrophic demands on their liquidity. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors that may be negatively affected by events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

There are currently no unresolved issues with respect to any SEC staff's written comments that were received at least 180 days before the end of our fiscal year to which this report relates and that relate to our periodic or current reports under the Exchange Act. In May 2014, we received written comments from the SEC related to our Form 10-K for the fiscal year ended December 31, 2013. We have responded to the staff's comments and have incorporated the responses within this filing as indicated in our comment letter responses.

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

Item 6.Selected Financial Data
The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements. See "Restatement of previously reported consolidated financial statements" in Note 1 for further discussion on the impact to the selected financial data below.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Millions of dollars, except per share amounts
Statement of Operations Data:	As Restated
Revenues	$7,214	$7,770	$9,103	$9,962	$12,060
Gross profit	417	518	640	689	712
Equity in earnings of unconsolidated affiliates (a)	137	151	158	137	45
Impairment of goodwill and long-lived assets (b)	—	(180)	—	(5)	(6)
Operating income	308	299	587	609	536
Income from continuing operations, net of tax	171	202	540	395	364
Net income attributable to noncontrolling interests	(96)	(58)	(60)	(68)	(74)
Net income attributable to KBR	75	144	480	327	290
Basic net income attributable to KBR per share	$0.50	$0.97	$3.18	$2.08	$1.80
Diluted net income attributable to KBR per share	$0.50	$0.97	$3.16	$2.07	$1.79
Cash dividends declared per share (c)	$0.24	$0.28	$0.20	$0.15	$0.20

Balance Sheet Data (as of the end of period):
Total assets	$5,438	$5,767	$5,666	$5,417	$5,327
Long-term nonrecourse project-finance debt	78	84	88	92	—
Total shareholders’ equity	$2,439	$2,511	$2,442	$2,204	$2,296

Other Financial Data (as of the end of period):
Backlog of unfulfilled orders	$14,118	$14,931	$10,931	$12,041	$14,098

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

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with Part I of this Form 10-K/A as well as the consolidated financial statements and related notes included in Item 8 of this Form 10-K/A.

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

Overview of Financial Results

Restatement

As indicated in our Current Report on Form 8-K (Items 2.04, 4.02 and 9.01) filed on May 5, 2014, after considering and concurring with the recommendation of management, the Audit Committee of our Board of Directors reached a decision to restate our previously filed audited consolidated financial statements as of December 31, 2013.  The restatement was determined to be necessary due to the materiality of the additional estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts within our Services business segment. The additional estimated costs to complete resulted in pre-tax charges for $156 million in 2013, consisting of the reversal of $24 million in previously recognized pre-tax profits and the recognition of $132 million in pre-tax losses at completion. The tax impact of this adjustment was $10 million.
We also identified a $9 million pre-tax error which resulted in an overstatement in our revenue recognition on a long-term construction project in our Gas Monetization business segment and a $7 million error which resulted in an understatement of our income tax provision both of which had not been properly included in the Consolidated Statement of Income for the year ended December 31, 2013. In addition, we have corrected several immaterial errors which resulted in a $6 million increase in net income.

2013 as restated compared to 2012

Net income attributable to KBR decreased from $144 million in 2012 to $75 million in 2013. We generated $297 million in operating cash flow in 2013 as compared to $142 million in 2012. The 2013 operating cash flow amount includes the one-time payment of $108 million in performance bonds relating to an ongoing dispute on a long completed project in Mexico that we believe will be recoverable in the future. See Note 14 to our consolidated financial statements for further discussion of the performance bonds.

2013 financial performance was driven by our Gas Monetization business segment, which generated the highest revenue of $2.1 billion and gross profit of $313 million during the year. This segment is currently executing two multi-billion dollar LNG projects in Australia which are expected to continue throughout 2014. We are nearing completion of a major GTL project in Nigeria and an LNG project in Algeria, which we expected to successfully close out. Although progress has been made in our negotiations, we have not signed any agreements and thus are not able to release certain remaining contingencies. Gas Monetization is actively pursuing new LNG prospects but is not expecting an EPC award on these prospects until 2015 or beyond.

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

The overall volume of business in our IGP business segment declined in 2013 with revenue declining to approximately $1.5 billion from $1.8 billion in 2012 as government expenditures and investments in mining and infrastructure projects remain slow. However, IGP gross profit increased to $66 million in 2013 from $20 million in 2012 due to significant job losses on two projects in Indonesia in 2012 and an adverse ruling on a U.S. government contract, both of which were not repeated in 2013. We believe opportunities for our services are growing with non-U.S. governments and with electric power generating companies investing in new natural gas-fired power generation plants in the U.S. and/or projects to improve air emissions at existing coal-fired power plants.

Our Services revenue increased by $392 million to $2.0 billion in 2013 as compared to 2012. These increases were broad-based, driven primarily by increases in the construction, fabrication and turnaround services in Canada, building and construction projects in the U.S. and global maintenance and specialty services projects. Gross profit decreased from a loss of $49 million in 2012 to a loss of $99 million in 2013, primarily due to charges of $156 million for the recognition of estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts, partially offset by project loss provisions of $75 million recorded on certain U.S. construction projects during 2012 that did not recur in 2013.

As part of an effort to appropriately size the company to match the expected workloads, we executed a reduction in force in the fourth quarter of 2013, and took an associated charge of $8 million across the functions and businesses. This charge is included in cost of revenues and general and administrative expenses on the consolidated statement of income. We continue to examine our overhead and our expected revenue and workload and will continue to take measures in an effort to appropriately size the organization as workloads vary going forward.

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

	Years Ended December 31,
			2013 vs. 2012			2012 vs. 2011
Millions of dollars	2013	2012	$	%	2011	$	%
Revenue	As Restated		As Restated
Gas Monetization	$2,144	$3,006	$(862)	(29)%	$3,017	$(11)	—%
Hydrocarbons	1,482	1,260	222	18%	1,210	50	4%
Infrastructure, Government and Power	1,536	1,848	(312)	(17)%	3,261	(1,413)	(43)%
Services	1,992	1,600	392	25%	1,564	36	2%
Other	60	56	4	7%	51	5	10%
Total	$7,214	$7,770	$(556)	(7)%	$9,103	$(1,333)	(15)%

Gross profit
Gas Monetization	$313	$381	$(68)	(18)%	$213	$168	79%
Hydrocarbons	177	185	(8)	(4)%	161	24	15%
Infrastructure, Government and Power	66	20	46	230%	201	(181)	(90)%
Services	(99)	(49)	(50)	(102)%	31	(80)	(258)%
Other	15	16	(1)	(6)%	16	—	—%
Labor cost absorption not allocated to the business segments	(55)	(35)	(20)	(57)%	18	(53)	(294)%
Total	$417	$518	$(101)	(19)%	$640	$(122)	(19)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$55	$33	$22	67%	$27	$6	22%
Hydrocarbons	—	1	(1)	(100)%	5	(4)	(80)%
Infrastructure, Government and Power	47	56	(9)	(16)%	67	(11)	(16)%
Services	13	33	(20)	(61)%	26	7	27%
Other	22	28	(6)	(21)%	33	(5)	(15)%
Total	$137	$151	$(14)	(9)%	$158	$(7)	(4)%

Impairment of goodwill and long-lived assets
Infrastructure, Government and Power	$—	$(178)	$178	100%	$—	$(178)	—%
Other	—	(2)	2	100%	—	(2)	—%
Total	$—	$(180)	$180	100%	$—	$(180)	—%

Gain on disposition of assets	$2	$32	$(30)	(94)%	$3	$29	n/m

Amounts not allocated to the business segments
Corporate general and administrative expense not allocated to the business segments	$(248)	$(222)	$(26)	(12)%	$(214)	$(8)	(4)%
Total operating income	$308	$299	$9	3%	$587	$(288)	(49)%

n/m - not meaningful

Gas Monetization

Gas Monetization revenue decreased by $862 million in 2013 compared to 2012, as a result of reduced volume on a GTL project in Nigeria and an LNG project in Algeria as these projects completed or neared completion. This decrease was partially offset by revenue of $71 million recorded in the third quarter of 2013 resulting from a change order on an LNG project in Australia, higher activity and growth on a second LNG project in Australia as a result of the project advancing to the EPC phase and increased activity on a number of FEED projects.

Gas Monetization gross profit decreased by $68 million in 2013 compared to 2012 primarily as a result of lower activity, cost savings realized in the prior period with no corresponding cost savings realized in the current period, as well as the correction of an error originating in periods prior to 2013 on an LNG project in Algeria of $25 million. The correction of this error combined with current year foreign currency effects resulted in a net unfavorable impact to gross profit of $22 million for the year ended December 31, 2013. The correction of the error was related to foreign currency accounting that resulted from activity over the course of the project. The decline in gross profit was also driven by $20 million of other project charges due to delays in project start-up, tax assessments and project execution costs as well as a $7 million proposed settlement with the African Development Bank The decrease in gross profit was partially offset by $71 million of additional gross profit from the change order recorded in the third quarter of 2013 related to the Australian LNG project.

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

Infrastructure, Government and Power

IGP revenue decreased $312 million in 2013 compared to 2012 driven by base closures and headcount reductions under the contract supporting the U.S. Military and the U.S. Department of State in Iraq. As the U.S. government continues its withdrawal from Iraq, the volume of support services also continues to decline. There was also reduced activity related to commercial support services in Africa, reduced activity on a major contract for the U.K. Ministry of Defence (“MoD”), and completion of a portion of U.K. MoD contracts in Afghanistan. Our infrastructure and minerals market offerings were affected by the continuing slow market conditions in the APAC region, and also from reduced government and private sector investments. These decreases were partially offset by new awards and activity on waste-to-energy expansion projects and on an air-quality project in the U.S.

IGP gross profit increased $46 million in 2013 compared to 2012, as a result of provisions taken in 2012 of $72 million from cost overruns and liquidated damages mainly on two projects in Indonesia. Additionally, project charges of $28 million related to the unfavorable U.S. government ruling associated with dining facility services in Iraq and $8 million of liquidated damages recorded for a project in Indonesia in 2012 that did not recur in 2013. Gross profit in 2013 includes the reversal of $25 million of reserves due to the progress of audits, offset by declines related to the continuing challenging market conditions in the APAC region, reduced activity in the Middle East under the LogCAP IV contract, the completion and ramp down of existing projects in Africa and Afghanistan, and cost overruns on a large fixed-price power project in the U.S.

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

Services

Services revenue increased by $392 million to $2.0 billion in 2013 as compared to 2012. These increases were broad-based, driven primarily by increases in the construction, fabrication and turnaround services in Canada, building and construction projects in the U.S. and global maintenance and specialty services projects. Gross profit decreased from a loss of $49 million in 2012 to a loss of $99 million in 2013, primarily due to charges of $156 million for the recognition of estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts, partially offset by project loss provisions of $75 million recorded on certain U.S. construction projects during 2012 that did not recur in 2013.

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

In connection with the restatement discussed in Note 1 to our consolidated financial statements, we recognized pre-tax losses of $156 million, including reversal of previously recognized profit of $24 million, on seven Canadian pipe fabrication and modular assembly projects in our Services business in Canada as a result of revisions of estimates of revenues and costs at completion.

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

	Year Ending December 31, 2013
	As Restated
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$2,144	$—	$2,144
Hydrocarbons	1,482	997	2,479
Infrastructure, Government and Power	1,536	995	2,531
Services	1,992	(1,992)	—
Other	60	—	60
Total KBR Revenue	$7,214	$—	$7,214

	Year Ending December 31, 2012
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$3,006	$—	$3,006
Hydrocarbons	1,260	739	1,999
Infrastructure, Government and Power	1,848	861	2,709
Services	1,600	(1,600)	—
Other	56	—	56
Total KBR Revenue	$7,770	$—	$7,770

	Year Ending December 31, 2011
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$3,017	$—	$3,017
Hydrocarbons	1,210	652	1,862
Infrastructure, Government and Power	3,261	912	4,173
Services	1,564	(1,564)	—
Other	51	—	51
Total KBR Revenue	$9,103	$—	$9,103

Corporate, tax and other matters

Labor cost absorption not allocated to our business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost under-absorption was $55 million in 2013 compared to under-absorption of $35 million in 2012 and an over-absorption of $18 million in 2011. The increase in labor cost absorption not allocated to our business segments of $20 million in 2013 compared to 2012 was primarily due to reduced volumes of contract hours and resource utilization in several of our engineering offices as a result of delays in awards of certain expected projects as well as $5 million related to closure costs in one of our non-core offices. The 2012 labor cost absorption difference of $53 million compared to an over-absorption in 2011 was primarily due to lower chargeable hours and utilization in several of our engineering offices as a result of delays in awards of certain expected projects.

General and administrative expense was $248 million in 2013, $222 million in 2012 and $214 million in 2011. The increase in 2013 was primarily due to higher ERP project expenses of $21 million, consulting and legal expenses related to tax items, including arbitration with our former parent and charges in our risk and benefit programs. These increases were partially offset by lower incentive compensation costs in 2013. The increase in general and administrative expense in 2012 was primarily due to ERP project expenses, higher pension costs driven by unfavorable changes in assumptions that impacted 2012 expense and charges in our risk and benefit programs. The increases were partially offset by lower information technology support costs, lower legal costs and reductions associated with other cost containment measures.

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

Our effective tax rate on pretax earnings was 43.0%, 29.9% and 5.6% for the years ended December 31, 2013, 2012 and 2011, respectively. The U.S. statutory tax rate for all years was 35%. Our effective tax rate includes a charge of $38 million as a result of an unfavorable ruling with respect to our tax dispute with our former parent Halliburton. Our adjusted effective tax rate excluding discrete items was approximately 33% for the year ended December 31, 2013. Our adjusted effective tax rate was lower than the U.S. statutory tax rate due to favorable tax rate differentials on foreign earnings, lower tax expense on foreign income from unconsolidated joint ventures and tax benefits from unincorporated joint ventures. In 2013, we recognized discrete net tax expense of approximately $30 million, which included a charge of $38 million as a result of the unfavorable ruling described above, partially offset by benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries. Included in the discrete net tax expense is a charge for valuation allowances. We recognized a valuation allowance of $45 million for the year ended December 31, 2013 primarily related to deferred tax assets resulting from losses recognized in Canada and state net operating losses, resulting in a total valuation allowance of $83 million recorded against the Company's deferred tax assets. We are relying on a forecast of future taxable income in making our determination regarding the need for a valuation allowance on the deferred tax assets related to net operating losses and foreign tax credits. In the event our future taxable income is less than the forecasted amount, an additional valuation allowance may need to be recorded in the future. Provision for income taxes was $129 million for the year ended December 31, 2013.

Our effective tax rate, excluding discrete items was approximately 29.9% for the year ended December 31, 2012. In the third quarter of 2012, we recorded a noncash goodwill impairment charge of $178 million in our IGP business segment, which is not deductible for U.S. taxes. Excluding the nondeductible goodwill impairment charge and discrete items, our adjusted effective tax rate was 29.1% for year ended December 31, 2012. The adjusted effective tax rate includes increases of 3.9% as a result of incremental income taxes on certain undistributed foreign earnings in Australia that were previously deemed to be permanently reinvested. Our adjusted effective tax rate excluding discrete items for 2012 was lower than our statutory tax rate of 35% primarily due to favorable tax rate differentials on foreign earnings and lower tax expense on foreign income from unincorporated joint ventures. In 2012, we also recognized discrete net tax benefits of approximately $50 million, including benefits primarily related to the recognition of previously unrecognized tax benefits related to tax positions taken in prior years due to progress in resolving transfer pricing matters with certain taxing jurisdictions, statute expirations on certain domestic tax matters and other reductions to foreign tax exposures, tax benefits associated with the interest on an adverse arbitration award associated with the Barracuda-

Caratinga project in Brazil, as well as discrete tax benefits related to deductions arising from an unconsolidated joint venture in Australia. Provision for income taxes was $86 million for the year ended December 31, 2012.

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

Net income attributable to noncontrolling interests was $96 million, $58 million and $60 million in 2013, 2012 and 2011, respectively. The increase in 2013 from 2012 primarily resulted from additional income of $50 million attributable to noncontrolling interests as a result of the change order executed on an LNG project on Barrow Island in Australia. The slight decrease in 2012 from 2011 resulted from lower earnings on projects that were completed or nearing completion on our consolidated joint ventures.

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

We have included in the table below our proportionate share of unconsolidated joint ventures estimated revenue in backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $5.5 billion at December 31, 2013 and $5.8 billion at December 31, 2012. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.5 billion at December 31, 2013 and $2.1 billion at December 31, 2012. All backlog is attributable to firm orders as of December 31, 2013 and 2012. Backlog attributable to unfunded government orders was $166 million at December 31, 2013 and $236 million at December 31, 2012. The following table summarizes our backlog by business segment.

	December 31,
Millions of dollars	2013	2012
	As Restated
Gas Monetization	$6,169	$7,745
Hydrocarbons	2,619	1,354
Infrastructure, Government and Power	2,079	2,824
Services	2,254	2,025
Other	997	983
Total backlog	$14,118	$14,931

We estimate that as of December 31, 2013, 49% of our backlog will be executed within one year. As of December 31, 2013, 41% of our backlog was attributable to fixed-price contracts and 59% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Gas Monetization backlog decreased $1.6 billion primarily due to work performed on existing projects, specifically the large GTL and LNG projects in Nigeria and Algeria. We expect Gas Monetization backlog to continue to decline in 2014 as no major EPC awards are forecasted until 2015. Hydrocarbons backlog increased $1.3 billion primarily due to new awards for downstream projects such as ammonia plants. IGP backlog decreased by $745 million primarily as a result of work performed on existing projects and the continued level of reduced U.S. government spending and investments in mining projects. Services backlog increased $229 million due to new awards of $2.2 billion primarily in maintenance and specialty services, partially offset by work performed of $2.0 billion on various construction projects in the U.S. and Canada and as a result of revisions of estimates of revenues on seven Canadian pipe fabrication and modular assembly projects in our Services business in Canada.

Liquidity and Capital Resources

Cash and equivalents totaled $1.1 billion at December 31, 2013, and December 31, 2012, respectively, as follows:

	December 31,
Millions of dollars	2013	2012
	As Restated
Domestic U.S. cash	$355	$242
International cash	675	610
Joint venture cash	76	201
Total	$1,106	$1,053

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

We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia.  Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. We will continue to provide for U.S. federal and state taxes on 50% of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether earnings would be considered permanently invested, we considered future non-U.S. cash needs such as, 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets and; 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. As of December 31, 2013, foreign cash and equivalents on which U.S. income taxes have not been recognized, excluding cash held by consolidated joint ventures, is estimated to be approximately $555 million of the $675 million of the total international cash referenced in the table above. We have estimated the amount of unrecognized deferred U.S. tax liability to be approximately $91 million, which includes the effects of foreign tax credits associated with the deferred income to reduce the U.S. tax liabilities.

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

Cash flows activities summary
	December 31,
Millions of dollars	2013	2012	2011
	As Restated
Cash flows provided by operating activities	$297	$142	$650
Cash flows provided by (used in) investing activities	(62)	52	(88)
Cash flows used in financing activities	(148)	(116)	(377)
Effect of exchange rate changes on cash	(34)	9	(5)
Increase in cash and equivalents	$53	$87	$180

Operating activities. Cash provided by operations totaled $297 million in 2013 and resulted from our earnings, working capital and distributions of earnings received from unconsolidated affiliates of $180 million, partially offset by our payment of $108 million in outstanding performance bonds to PEMEX Exploration and Production ("PEP"), other uses driven by taxes and contributions of approximately $54 million to our pension funds. See Note 14 to our consolidated financial statements for further discussion of the performance bonds.

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

Financing activities. Cash used in financing activities totaled $148 million in 2013 and included $7 million for the purchase of treasury stock, $36 million for dividend payments to common shareholders, $109 million for distributions to noncontrolling interests and $14 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax variable interest entity ("VIE") and computer software purchases financed in 2010. The uses of cash were partially offset by $9 million of investments from noncontrolling interests and $6 million of proceeds from the exercise of stock options.

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

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, including payments on the Halliburton award, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment. See “Off-Balance Sheet Arrangements” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

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

Pursuant to the terms of the Credit Agreement, it is an event of default if any certificate furnished to the bank syndicate is incorrect or proves to have been incorrect, when made or deemed made. In our Current Report on Form 8-K filed May 5, 2014, we announced that the previously issued consolidated financial statements as of and for the year ended December 31, 2013 as filed on February 27, 2014 should no longer be relied upon. At that time the management certifications we made to our financial institutions under the Credit Agreement were no longer valid. In our Current Report on Form 8-K filed May 13, 2014, we announced that we received a waiver under our Credit Agreement, providing for the waiver of compliance with certain representations, warranties and covenants of the Credit Agreement. The waiver relates to certain defaults triggered, or which might have been triggered, by our restatement of the December 31, 2013 financial statements and related documents. After giving effect to the waiver, no event of default exists under the Credit Agreement as a result of the restatement, and we may request the issuance of new letters of credit and loan advances under the Credit Agreement in accordance with its terms.

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

(c)
Not included in the total are uncertain tax positions recorded pursuant to ASC 740 - Income Taxes, which totaled $68 million as of December 31, 2013. The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above. See Note 12 for further discussion on income taxes.

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

The carrying value of the one reporting unit in our IGP business segment exceeded its fair value by approximately 30%, thus failing Step 1. This is the same reporting unit discussed below in relation to the goodwill impairment in 2012. We then performed Step 2 of the goodwill impairment test which compares the implied fair value of goodwill to the carrying value of that goodwill. The implied fair value of the reporting unit's goodwill exceeds its carrying value by approximately $5 million or 6%. Therefore, no impairment was indicated, but changes in the actual performance versus the assumptions used in the Step 2 impairment test could result in a future impairment. At December 31, 2013, the goodwill balance of this reporting unit in the IGP business segment is $85 million.

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

Subsequent to filing our Form 10-K on February 27, 2014, we identified additional estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts within the Services reporting unit. This resulted in a reversal of pre-tax profits in 2013, the recognition of pre-tax losses in 2013 and a reduction in our forecasts of operating income and cash flows expected beyond 2013. Therefore, we performed an update to our goodwill impairment test performed at our annual testing date of October 1, 2013 for the Services reporting unit. The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. The result of our updated test indicated the fair value of the Services reporting unit exceeded its carrying value. Therefore, a Step 2 test is not required and the Services reporting unit’s goodwill of $286 million is deemed not impaired.
The fair value of the Services reporting unit exceeded its carrying value by approximately 23%. The valuation model for the Services reporting unit assumes continuing growth in construction and turnaround services in Canada, steady growth in fabrication projects in Canada and growth opportunities in the Gulf Coast region for construction projects. The fair value for the Services reporting unit exceeded its carrying values based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. If future variances for these assumptions are negative and significant, the fair value of the reporting unit may not exceed its carrying value in future periods.
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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization and the evaluation of tax planning strategies in making an assessment of realization. In the event our future taxable income is less than the forecasted amount, an additional valuation allowance may need to be recorded in the future. As of December 31, 2013, we had net deferred tax assets of $396 million, which are net of deferred tax liabilities of $158 million and a valuation allowance of $83 million primarily related to certain U.S. state net operating loss carryforwards and deferred tax assets related to losses recognized in Canada.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct misstatements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014, except for the sixth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (As Restated), which is as of May 30, 2014, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 27, 2014, except for Note 1,
as to which the date is May 30, 2014

KBR, Inc.
Consolidated Statements of Income
(In millions, except for per share data)

	Years ended December 31,
	2013	2012	2011
	As Restated
Revenues	$7,214	$7,770	$9,103
Cost of revenues	(6,797)	(7,252)	(8,463)
Gross profit	417	518	640
Equity in earnings of unconsolidated affiliates	137	151	158
General and administrative expenses	(248)	(222)	(214)
Impairment of goodwill and long-lived assets	—	(180)	—
Gain on disposition of assets	2	32	3
Operating income	308	299	587
Interest expense, net of interest income	(5)	(7)	(18)
Foreign currency gains (losses)	—	(2)	3
Other non-operating expenses	(3)	(2)	—
Income before income taxes and noncontrolling interests	300	288	572
Provision for income taxes	(129)	(86)	(32)
Net income	171	202	540
Net income attributable to noncontrolling interests	(96)	(58)	(60)
Net income attributable to KBR	$75	$144	$480
Net income attributable to KBR per share:
Basic	$0.50	$0.97	$3.18
Diluted	$0.50	$0.97	$3.16
Basic weighted average common shares outstanding	148	148	150
Diluted weighted average common shares outstanding	149	149	151
Cash dividends declared per share	$0.24	$0.28	$0.20
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended December 31,
	2013	2012	2011
	As Restated
Net income	$171	$202	$540
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	(35)	(11)	(17)
Reclassification adjustment for CTA included in net income	1	(7)	(2)
Net cumulative translation adjustment, net of tax of $(27), $8 and $1	(34)	(18)	(19)
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	(122)	(77)	(110)
Reclassification adjustment for pension liability losses included in net income	35	27	21
Net pension liability adjustments, net of taxes of $(18), $(14) and $(32)	(87)	(50)	(89)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives, net of tax	1	2	(5)
Reclassification adjustments for losses included in net income	(1)	4	2
Net unrealized gain (loss) on derivatives, net of taxes of $0, $(1) and $1	—	6	(3)
Other comprehensive (loss), net of tax	(121)	(62)	(111)
Comprehensive income, net of tax	50	140	429
Less: Comprehensive income attributable to noncontrolling interests	(105)	(58)	(59)
Comprehensive income (loss) attributable to KBR	$(55)	$82	$370
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2013	2012
	As Restated
Assets
Current assets:
Cash and equivalents	$1,106	$1,053
Accounts receivable, net of allowance for doubtful accounts of $18 and $15	1,056	1,087
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	399	589
Deferred income taxes	168	251
Other current assets	196	464
Total current assets	2,925	3,444
Property, plant, and equipment, net of accumulated depreciation of $397 and $356 (including net PPE of $67 and $72 owned by a variable interest entity)	415	390
Goodwill	772	779
Intangible assets, net of amortization	85	99
Equity in and advances to unconsolidated affiliates	156	217
Deferred income taxes	344	203
Claims and accounts receivable	628	518
Other assets	113	117
Total assets	$5,438	$5,767
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$747	$756
Payable to former parent	105	49
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	401	439
Accrued salaries, wages and benefits	235	242
Other current liabilities	419	698
Total current liabilities	1,907	2,184
Pension obligations	477	391
Employee compensation and benefits	114	120
Income tax payable	70	90
Deferred income taxes	86	77
Other liabilities	345	394
Total liabilities	2,999	3,256
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,924,509 and 173,218,898 shares issued, and 148,195,208 and 147,584,764 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,065	2,049
Accumulated other comprehensive loss ("AOCL")	(740)	(610)
Retained earnings	1,748	1,709
Treasury stock, 25,729,301 shares and 25,634,134 shares, at cost	(610)	(606)
Total KBR shareholders’ equity	2,463	2,542
Noncontrolling interests ("NCI")	(24)	(31)
Total shareholders’ equity	2,439	2,511
Total liabilities and shareholders’ equity	$5,438	$5,767
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2013	2012	2011
	As Restated
Balance at January 1,	$2,511	$2,442	$2,204
Deferred tax and foreign currency adjustments to PIC	—	17	—
Share-based compensation	16	16	19
Common stock issued upon exercise of stock options	6	7	7
Post-closing adjustment related to acquisition of former NCI partner	—	—	(5)
Tax benefit increase related to share-based plans	—	4	3
Dividends declared to shareholders	(36)	(42)	(30)
Adjustments pursuant to Accounting Referee's report on tax sharing agreement	(7)	—	—
Repurchases of common stock	(7)	(40)	(118)
Issuance of employee stock purchase plan ("ESPP") shares	4	3	3
Distributions to noncontrolling interests	(109)	(36)	(63)
Investments from noncontrolling interests	9	—	—
Change in NCI due to consolidation of previously unconsolidated JV	2	—	—
Other noncontrolling interests activity	—	—	(7)
Comprehensive income	50	140	429
Balance at December 31,	$2,439	$2,511	$2,442
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2013	2012	2011
	As Restated
Cash flows from operating activities:
Net income	$171	$202	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	65	71
Equity in earnings of unconsolidated affiliates	(137)	(151)	(158)
Deferred income tax (benefit) expense	18	18	(173)
Gain on disposition of assets	(2)	(32)	(3)
Impairment of goodwill and long-lived assets	—	180	—
Other	21	35	17
Changes in operating assets and liabilities:
Accounts receivable	—	(9)	265
Costs and estimated earnings in excess of billings on uncompleted contracts	140	(239)	(32)
Accounts payable	49	(14)	(110)
Billings in excess of costs and estimated earnings on uncompleted contracts	(20)	(93)	61
Accrued salary, wages and benefits	(14)	(8)	31
Reserve for loss on uncompleted contracts	53	34	(4)
Collection (repayment) of advances from (to) unconsolidated affiliates, net	14	(6)	14
Distributions of earnings received from unconsolidated affiliates	180	108	182
Payment on performance bonds for the EPC 1 project in Mexico	(108)	—	—
Income taxes payable	(51)	(62)	12
Pension funding	(54)	(30)	(74)
Retainage payable	(35)	(70)	(28)
Subcontractor advances	20	131	36
Other assets and liabilities	(16)	83	3
Total cash flows provided by operating activities	297	142	650
Cash flows from investing activities:
Acquisition or disposition of businesses	10	(3)	—
Purchases of property, plant and equipment	(78)	(75)	(83)
Proceeds from sale of assets and investments	6	127	6
(Investment in)/return of capital from equity method joint ventures	—	3	(11)
Total cash flows provided by (used in) investing activities	$(62)	$52	$(88)

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2013	2012	2011
	As Restated
Cash flows from financing activities:
Acquisition of noncontrolling interest	$—	$—	$(178)
Purchases of treasury stock	(7)	(40)	(118)
Distributions to noncontrolling interests	(109)	(36)	(63)
Investments from noncontrolling interests	9	—	—
Payments of dividends to shareholders	(36)	(37)	(30)
Net proceeds from issuance of common stock	6	7	7
Excess tax benefits from share-based compensation	—	4	3
Payments on short-term and long-term borrowings	(14)	(14)	(15)
Return of cash collateral on letters of credit, net	—	—	17
Other	3	—	—
Total cash flows used in financing activities	(148)	(116)	(377)
Effect of exchange rate changes on cash	(34)	9	(5)
Increase in cash and equivalents	53	87	180
Cash and equivalents at beginning of period	1,053	966	786
Cash and equivalents at end of period	$1,106	$1,053	$966
Supplemental disclosure of cash flows information:
Cash paid for interest	$12	$15	$22
Cash paid for income taxes (net of refunds)	$127	$81	$201
Noncash operating activities
Other assets change for Barracuda arbitration and FCPA matters (Note 15)	$(219)	$22	$185
Other liabilities change for Barracuda arbitration and FCPA matters (Note 15)	$219	$(22)	$(185)
Noncash financing activities
Dividends declared	$12	$12	$7
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

Restatement of previously reported consolidated financial statements

We have restated our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity and the related notes as of December 31, 2013 and our Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows and the related notes for the year ended December 31, 2013. We determined the restatement was necessary due to the materiality of the additional estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts within our Services business segment which we identified subsequent to filing our Form 10-K on February 27, 2014. The identification of additional estimated costs to complete these projects resulted in pre-tax charges of $156 million in 2013, consisting of the reversal of $24 million in previously recognized pre-tax profits and the recognition of approximately $132 million in pre-tax losses at completion. We are also amending our unaudited condensed consolidated financial statements as of and for the year ended September 30, 2013 and our unaudited quarterly data for the quarter ended December 31, 2013.

In addition, we identified a $9 million pre-tax error which resulted in an overstatement in our revenue recognition on a long-term construction project in our Gas Monetization business segment. We also identified a $7 million error which resulted in an understatement of our income tax provision. The adjustment to "provision for income taxes" on the consolidated statements of income for the year ended December 31, 2013 reflects this additional expense. In addition, we have corrected several immaterial errors which resulted in a $6 million increase in net income.

These errors resulted in misstatements in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2013, and Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the year ended December 31, 2013 as follows:

Consolidated Statements of Income Data

	Year ended December 31, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Revenues	$7,283	$(69)	$7,214
Cost of revenues	(6,702)	(95)	(6,797)
Gross profit	581	(164)	417
General and Administrative	(249)	1	(248)
Operating income	471	(163)	308
Income before taxes and noncontrolling interests	463	(163)	300
Provision for income taxes	(136)	7	(129)
Net income	327	(156)	171
Net income attributable to noncontrolling interests	(98)	2	(96)
Net income attributable to KBR	$229	$(154)	$75
Net income attributable to KBR per share:
Basic	$1.55	$(1.05)	$0.50
Diluted	$1.54	$(1.04)	$0.50

The identification of additional estimated costs to complete our Canadian pipe fabrication and modular assembly projects resulted in pre-tax charges of $156 million in 2013 consisting of the following impact on the consolidated statements of income for the year ended December 31, 2013:

•
A reduction in "revenues" of $59 million, which consists of a $35 million reduction in revenue recognized on a cost-to-cost basis due to a deterioration of the percentage of completion and a reversal of $24 million in previously recognized pre-tax profits;

•	An increase in "cost of revenues" due to the recognition of a $97 million reserve for losses on uncompleted contracts (offset by $2 million related to other immaterial corrections); and

•	A $10 million tax benefit.
In addition to the reduction of revenue discussed above, the adjustment to "revenues" on the consolidated statements of income for the year ended December 31, 2013 includes the $9 million reduction in revenue on a long-term construction project in our Gas Monetization business segment as well as $1 million related to several immaterial errors.
In addition to the tax benefit discussed above, the adjustment to "provision for taxes" on the consolidated statements of income for the year ended December 31, 2013 includes the $7 million adjustment related to the understatement of our income tax provision as well as a $4 million benefit representing the tax effect of the correction of several immaterial errors.

Consolidated Statements of Comprehensive Income Data

	Year ended December 31, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Net income	$327	$(156)	$171
Comprehensive income, net of tax	205	(155)	50
Less: Comprehensive income attributable to noncontrolling interests	$(106)	$1	$(105)
Comprehensive income attributable to KBR	$99	$(154)	$(55)

Consolidated Balance Sheets Data

	December 31, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and equivalents	$1,099	$7	$1,106
Accounts receivable, net of allowance for doubtful accounts of $18 and $15	1,063	(7)	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	458	(59)	399
Deferred income taxes	194	(26)	168
Other current assets	196	—	196
Total current assets	3,010	(85)	2,925
Deferred income taxes	337	7	344
Other assets	113	—	113
Total assets	$5,516	$(78)	$5,438
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$747	$—	$747
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	392	9	401
Accrued salaries, wages and benefits	239	(4)	235
Other current liabilities	345	74	419
Total current liabilities	1,828	79	1,907
Deferred income taxes	87	(1)	86
Total liabilities	2,921	78	2,999
KBR shareholders' equity:
Retained Earnings	1,902	(154)	1,748
Total KBR shareholders' equity	2,617	(154)	2,463
Total shareholders' equity	2,595	(156)	2,439
Total liabilities and shareholders' equity	$5,516	$(78)	$5,438

The identification of additional estimated costs to complete our Canadian pipe fabrication and modular assembly projects resulted in a $48 million decrease in "CIE" and a $97 million increase in "other current liabilities" on the consolidated balance sheets related to the reserve for estimated losses on uncompleted contracts.

In addition to the change in CIE discussed above, the adjustment to CIE includes $11 million related to the reduction in revenue on a long-term construction project in our Gas Monetization business segment. The change in other current liabilities discussed above also includes the tax impacts of the adjustments.

Consolidated Statements of Shareholders' Equity Data

	December 31, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Comprehensive income	$205	$(155)	$50
Balance at December 31, 2013	$2,595	$(156)	$2,439

Consolidated Statements of Cash Flows Data

	Year ended December 31, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$327	$(156)	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	24	(6)	18
Changes in operating assets and liabilities:
Accounts receivable	(7)	7	—
Costs and estimated earnings in excess of billings on uncompleted contracts	80	60	140
Billings in excess of costs and estimated earnings on uncompleted contracts	(29)	9	(20)
Accrued salary, wages and benefits	(10)	(4)	(14)
Reserve for loss on uncompleted contracts	(44)	97	53
Income taxes payable	(22)	(29)	(51)
Other assets and liabilities	(45)	29	(16)
Total cash flows provided by operating activities	290	7	297
Increase (decrease) in cash and equivalents	46	7	53
Cash and equivalents at end of period	$1,099	$7	$1,106

These errors resulted in misstatements in our summarized quarterly financial data for the quarter ended December 31, 2013 as follows:

(Unaudited)	Quarter ended December 31, 2013
(Millions of dollars, except per share amounts)	As Reported	Adjustment	As Restated
Total revenues	$1,724	$(44)	$1,680
Gross profit	84	(77)	7
Equity in earnings of unconsolidated affiliates	30	—	30
Operating income	49	(76)	(27)
Net income	32	(84)	(52)
Net income attributable to noncontrolling interests	(5)	1	(4)
Net income attributable to KBR	27	(83)	(56)
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.19	$(0.57)	$(0.38)
Net income attributable to KBR per share—Diluted	$0.18	$(0.56)	$(0.38)

The identification of additional estimated costs to complete our Canadian pipe fabrication and modular assembly projects resulted in pre-tax charges of $67 million in the fourth quarter of 2013 consisting of a reduction in "revenues" of $31 million for the three months ended December 31, 2013.
In addition to the reduction of revenue discussed above, the adjustment to "revenues" for the three months ended December 31, 2013 includes a $13 million reduction in revenue on a long-term construction project in our Gas Monetization business segment.

Additionally, this error resulted in misstatements in our Condensed Consolidated Balance Sheets as of September 30, 2013 and our Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013 as presented in the table below. Also, certain prior quarter amounts have been reclassified to conform to the current year presentation on the consolidated statement of income, consolidated balance sheets and the consolidated statements of cash flows. For the year ended December 31, 2013, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our consolidated statement of income. We reclassified the prior quarter amounts to conform to our revised presentation as a component of operating income but not a component of revenues.

Restated Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
Millions of dollars, except for per share data	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenues	$1,780	$(25)	$1,755	$5,559	$(25)	$5,534
Cost of revenues	(1,579)	(62)	(1,641)	(5,062)	(62)	(5,124)
Gross profit	201	(87)	114	497	(87)	410
Equity in earnings of unconsolidated affiliates	31	—	31	107	—	107
General and administrative expenses	(66)	—	(66)	(181)	—	(181)
Gain on disposition of assets	—	—	—	(1)	—	(1)
Operating income	166	(87)	79	422	(87)	335
Interest expense, net of interest income	(1)	—	(1)	(3)	—	(3)
Foreign currency gains (losses)	(2)	—	(2)	(2)	—	(2)
Other non-operating expenses	(1)	—	(1)	(2)	—	(2)
Income before taxes and noncontrolling interests	162	(87)	75	415	(87)	328
Provision for income taxes	(75)	15	(60)	(120)	15	(105)
Net income	87	(72)	15	295	(72)	223
Net income attributable to noncontrolling interests	(63)	1	(62)	(93)	1	(92)
Net income attributable to KBR	$24	$(71)	$(47)	$202	$(71)	$131
Net income attributable to KBR per share:
Basic	$0.16	$(0.48)	$(0.32)	$1.37	$(0.49)	$0.88
Diluted	$0.16	$(0.48)	$(0.32)	$1.36	$(0.48)	$0.88
Basic weighted average common shares outstanding	148	—	148	148	—	148
Diluted weighted average common shares outstanding	149	(1)	148	149	—	149
Cash dividends declared per share	$0.08	$—	$0.08	$0.16	$—	$0.16

The identification of additional estimated costs to complete our Canadian pipe fabrication and modular assembly projects resulted in pre-tax charges of $89 million in the third quarter of 2013 consisting of the following impact on the consolidated statements of income for the three and nine months ended September 30, 2013:

•
A reduction in "revenues" of $28 million, which consists of a $16 million reduction in revenue recognized on a cost-to-cost basis due to a deterioration of the percentage of completion and a reversal of $12 million in previously recognized pre-tax profits;

•	An increase in "cost of revenues" due to the recognition of a $61 million reserve for losses on uncompleted contracts (in addition to $1 million related to other immaterial corrections); and

•	A $9 million tax benefit.
In addition to the reduction of revenue discussed above, the adjustment to "revenues" on the consolidated statements of income for the three and nine months ended September 30, 2013 includes a $4 million increase in revenue on a long-term construction project in our Gas Monetization business segment as well as a $1 million reduction related to several immaterial errors.
In addition to the tax benefit discussed above, the adjustment to "provision for taxes" on the consolidated statements of income for the three and nine months ended September 30, 2013 includes a $6 million benefit representing the tax effect of the correction of several immaterial errors.

Restated Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
Millions of dollars	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$87	$(72)	$15	$295	$(72)	$223
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	17	(1)	16	(35)	(1)	(36)
Reclassification adjustment for CTA included in net income	—	—	—	1	—	1
Net cumulative translation adjustment, net of tax of $2 and $(8)	17	(1)	16	(34)	(1)	(35)
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	—	—	—	—	—	—
Reclassification adjustment for pension liability losses included in net income	5	(1)	4	21	(1)	20
Net pension liability adjustments, net of taxes of $4 and $6	5	(1)	4	21	(1)	20
Unrealized gains on derivatives:
Unrealized holding gains on derivatives, net of tax	—	—	—	—	—	—
Reclassification adjustments for losses included in net income	—	—	—	—	—	—
Net unrealized gain on derivatives, net of taxes of $0 and $0	—	—	—	—	—	—
Other comprehensive (loss), net of tax	22	(2)	20	(13)	(2)	(15)
Comprehensive income, net of tax	109	(74)	35	282	(74)	208
Less: Comprehensive income attributable to noncontrolling interests	(65)	1	(64)	(100)	1	(99)
Comprehensive income attributable to KBR	$44	$(73)	$(29)	$182	$(73)	$109

Restated Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30, 2013
Millions of dollars, except share data	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and equivalents	$959	$—	$959
Accounts receivable, net of allowance for doubtful accounts of $15	939	—	939
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	619	(25)	594
Deferred income taxes	153	(2)	151
Other current assets	320	7	327
Total current assets	2,990	(20)	2,970
Property, plant and equipment, net of accumulated depreciation of $384 (including net PPE of $67 owned by a variable interest entity)	405	—	405
Goodwill	776	—	776
Intangible assets, net of amortization	90	—	90
Equity in and advances to unconsolidated affiliates	154	—	154
Deferred income taxes	286	(8)	278
Claims and accounts receivable	630	—	630
Other assets	89	1	90
Total assets	$5,420	$(27)	$5,393
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$642	$—	$642
Payable to former parent	105	—	105
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	317	1	318
Accrued salaries, wages and benefits	236	—	236
Other current liabilities	391	48	439
Total current liabilities	1,691	49	1,740
Pension obligations	358	—	358
Employee compensation and benefits	116	—	116
Income tax payable	362	1	363
Deferred income taxes	68	—	68
Other liabilities	88	(3)	85
Total liabilities	2,683	47	2,730
KBR Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,856,741 shares issued, and 148,128,264 shares outstanding	—	—	—
PIC	2,061	—	2,061
AOCL	(623)	(2)	(625)
Retained earnings	1,887	(71)	1,816
Treasury stock, 25,728,477 shares, at cost	(610)	—	(610)
Total KBR shareholders' equity	2,715	(73)	2,642
Noncontrolling interests	22	(1)	21
Total shareholders' equity	2,737	(74)	2,663
Total liabilities and shareholders' equity	$5,420	$(27)	$5,393

The identification of additional estimated costs to complete our Canadian pipe fabrication and modular assembly projects resulted in a $27 million decrease in "CIE" (offset by $2 million related to other immaterial corrections) and a $63 million increase in "other current liabilities" on the consolidated balance sheets related to the reserve for estimated losses on uncompleted contracts. The change in other current liabilities discussed above also includes the tax impacts of the adjustments.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	As of September 30, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$295	$(72)	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	—	49
Equity in earnings of unconsolidated affiliates	(107)	—	(107)
Deferred income tax (benefit) expense	70	(9)	61
Other	18	—	18
Changes in operating assets and liabilities:
Accounts receivable	124	—	124
Costs and estimated earnings in excess of billings on uncompleted contracts	(66)	25	(41)
Accounts payable	(64)	—	(64)
Billings in excess of costs and estimated earnings on uncompleted contracts	(103)	2	(101)
Accrued salary, wages and benefits	(14)	—	(14)
Reserve for loss on uncompleted contracts	(31)	61	30
Collection (repayment) of advances from (to) unconsolidated affiliates, net	12	—	12
Distributions of earnings received from unconsolidated affiliates	151	—	151
Payment on performance bonds for the EPC 1 project in Mexico	(108)	—	(108)
Income taxes payable	(99)	—	(99)
Pension funding	26	—	26
Other assets and liabilities	(72)	(7)	(79)
Total cash flows provided by operating activities	81	—	81
Cash flows from investing activities:
Acquisition or disposition of businesses	—	—	—
Purchases of property, plant and equipment	(57)	—	(57)
Proceeds from sale of assets and investments	7	—	7
Total cash flows provided by (used in) investing activities	(50)	—	(50)
Cash flows from financing activities:
Purchases of treasury stock	(7)	—	(7)
Distributions to noncontrolling interests	(49)	—	(49)
Investments from noncontrolling interests	—	—	—
Payments of dividends to shareholders	(24)	—	(24)
Net proceeds from issuance of common stock	5	—	5
Payments on short-term and long-term borrowings	(9)	—	(9)
Other	1	—	1
Total cash flows used in financing activities	(83)	—	(83)

Condensed Consolidated Statements of Cash Flows (Unaudited), continued

	As of September 30, 2013
Millions of dollars	As Reported	Adjustment	As Restated
Effect of exchange rate changes on cash	(42)	—	(42)
Increase in cash and equivalents	(94)	—	(94)
Cash and equivalents at beginning of period	1,053	—	1,053
Cash and equivalents at end of period	$959	$—	$959
Supplemental disclosure of cash flows information:
Cash paid for interest	$9	$—	$9
Cash paid for income taxes (net of refunds)	$107	$—	$107
Noncash operating activities
Other assets change for Barracuda arbitration and FCPA matters (Note 15)	$(219)	$—	$(219)
Other liabilities change for Barracuda arbitration and FCPA matters (Note 15)	$219	$—	$219
Noncash financing activities
Dividends declared	$12	$—	$12

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

Fixed-price contracts, which include our unit-rate contracts, are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other negotiated events.

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

Revenue Recognition - Government contracts

Most of the services provided to the United States ("U.S.") government are governed by cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work).

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

Subsequent to filing our Form 10-K on February 27, 2014, we identified additional estimated costs to complete seven Canadian pipe fabrication and modular assembly contracts within the Services reporting unit. This resulted in a reversal of pre-tax profits in 2013, the recognition of pre-tax losses in 2013 and a reduction in our forecasts of operating income and cash flows expected beyond 2013. Therefore, we performed an update to our goodwill impairment test performed at our annual testing date of October 1, 2013 for the Services reporting unit. The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. At the testing date of October 1, 2013, the result of the first step of the updated goodwill impairment test indicated the fair value of the Services reporting unit exceeded its carrying value. Therefore, a Step 2 test is not required and the Services reporting unit’s goodwill of $286 million is deemed not impaired.

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

The following tables present summarized data related to our transactions with Chevron and the U.S. government.

Revenues from major customers:
	Years ended December 31,
Millions of dollars	2013	2012	2011
Chevron revenue	$1,859	$2,302	$2,048
U.S. Government revenue	$567	$688	$2,216

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2013	2012	2011
Chevron revenue percentage	26%	30%	22%
U.S. government revenue percentage	8%	9%	24%
Chevron receivables percentage	13%	17%	9%
U.S. government receivables percentage	5%	5%	17%

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

Additional Balance Sheet Information

The components of “other current assets” on our consolidated balance sheets as of December 31, 2013 and 2012 are presented below:

	December 31,
Millions of dollars	2013	2012
Barracuda arbitration and FCPA matters (Note 15)	$—	$219
Prepaid expenses	72	64
VAT	24	16
Refundable income taxes	64	98
Other miscellaneous assets	36	67
Total other current assets	$196	$464

The components of “other current liabilities” on our consolidated balance sheets as of December 31, 2013 and 2012 are presented below:

	December 31,
Millions of dollars	2013	2012
Barracuda arbitration and FCPA matters (Note 15)	$—	$219
Reserve for estimated losses on uncompleted contracts	109	56
Retainage payable	102	136
Income taxes payable	60	116
Deferred tax liability	31	44
Other miscellaneous liabilities	117	127
Total other current liabilities	$419	$698

Included in the reserve for estimated losses on uncompleted contracts at December 31, 2013 is $97 million related to our Canadian pipe fabrication and modular assembly projects.

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

Services. Our Services business segment delivers direct-hire construction and construction management for stand-alone construction projects in a variety of global markets as well as construction execution support on all U.S. EPC projects. We provide module assembly, fabrication and maintenance services, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals processing, mining, power, alternate energy, pulp and paper, industrial and manufacturing and consumer product industries. Our Services business segment also provides global maintenance, on-call construction, turnaround and specialty services, where, today more than 90 locations have embedded KBR personnel that provide commercial general contractor services for education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building clients. Our Services business segment periodically works on projects with other business segments. See "Restatement of previously reported consolidated financial statements" in Note 1 for further discussion on the impact to the Services business segment.

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

Operations by Reportable Segment

	Years ended December 31,
Millions of dollars	2013	2012	2011
Revenue:
Gas Monetization	$2,144	$3,006	$3,017
Hydrocarbons	1,482	1,260	1,210
Infrastructure, Government and Power	1,536	1,848	3,261
Services	1,992	1,600	1,564
Other	60	56	51
Total	$7,214	$7,770	$9,103
Gross profit (loss):
Gas Monetization	$313	$381	$213
Hydrocarbons	177	185	161
Infrastructure, Government and Power	66	20	201
Services	(99)	(49)	31
Other	15	16	16
Labor cost absorption not allocated to the business segments	(55)	(35)	18
Total	$417	$518	$640
Equity in earnings of unconsolidated affiliates:
Gas Monetization	$55	$33	$27
Hydrocarbons	—	1	5
Infrastructure, Government and Power	47	56	67
Services	13	33	26
Other	22	28	33
Total	$137	$151	$158
Segment operating income
Gas Monetization	$368	$414	$240
Hydrocarbons	177	186	167
Infrastructure, Government and Power	113	(103)	267
Services	(86)	(16)	58
Other	39	75	51
Labor cost absorption not allocated to the business segments	(55)	(35)	18
Corporate general and administrative expense not allocated to the business segments	(248)	(222)	(214)
Total operating income	$308	$299	$587
Capital expenditures:
Gas Monetization	$—	$—	$—
Hydrocarbons	—	1	—
Infrastructure, Government and Power	2	1	3
Services	7	5	3
Other (a)	69	68	77
Total	$78	$75	$83
Depreciation and amortization:
Gas Monetization	$—	$—	$—
Hydrocarbons	1	1	2
Infrastructure, Government and Power	11	13	14
Services	8	8	9
Other	48	43	46
Total	$68	$65	$71

(a)	Other includes corporate capital expenditures for ERP of $53 million, $55 million, and $20 million for the years ended December 2013, 2012, and 2011, respectively.

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

In connection with the restatement discussed in Note 1 to our consolidated financial statements, we recognized pre-tax losses of $156 million, including reversal of previously recognized profit of $24 million, on seven Canadian pipe fabrication and modular assembly projects in our Services business in Canada as a result of revisions of estimates of revenues and costs at completion.

Within KBR, not all assets are associated with specific business segments. Those assets specific to business segments include receivables, inventories, certain identified property, plant and equipment, equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the business segments and are therefore reported in "Other."
Balance Sheet Information by Reportable Segment

	December 31,
Millions of dollars	2013	2012
Total assets:
Gas Monetization	$2,267	$2,150
Hydrocarbons	1,253	1,161
Infrastructure, Government and Power	2,505	2,551
Services	1,138	1,020
Other (a)	(1,725)	(1,115)
Total	$5,438	$5,767
Goodwill:
Gas Monetization	$85	$85
Hydrocarbons	170	170
Infrastructure, Government and Power	222	225
Services	286	287
Other	9	12
Total	$772	$779
Equity in and advances to related companies:
Gas Monetization	$6	$37
Hydrocarbons	—	2
Infrastructure, Government and Power (b)	(85)	(76)
Services	49	54
Other (b)	186	200
Total	$156	$217

(a)	Includes intercompany obligations.

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

Selected Geographic Information

	Years ended December 31,
Millions of dollars	2013	2012	2011
Revenue:
United States	$2,470	$2,118	$1,979
Asia Pacific (includes Australia)	1,904	1,910	1,424
Africa	593	1,610	2,079
Europe	575	582	519
Middle East (excluding Iraq)	590	568	701
Iraq	323	445	1,969
Canada	687	431	299
Other Countries	72	106	133
Total	$7,214	$7,770	$9,103

	December 31,
Millions of dollars	2013	2012
Property, Plant & Equipment, Net:
United States	$272	$238
United Kingdom	83	92
Other Countries	60	60
Total	$415	$390

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

The components of our cash and equivalents balance are as follows:

	December 31, 2013
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$197	$215	$412
Time deposits	478	140	618
Cash held in joint ventures	67	9	76
Total	$742	$364	$1,106

	December 31, 2012
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$169	$233	$402
Time deposits	441	9	450
Cash held in joint ventures	65	136	201
Total	$675	$378	$1,053

(a)	Includes deposits held in non-U.S. operating accounts considered to be permanently reinvested outside the U.S. and for which no incremental U.S. tax has been provisioned or paid

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

Our international cash balances are primarily held in the United Kingdom ("U.K."), Australia and Canada. We generally do not provide for U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for 50% of our earnings from our operations in Australia since the beginning of 2012. Taxes are provided for as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided for because such earnings are intended to be reinvested indefinitely to finance foreign activities. As of December 31, 2013, foreign cash and equivalents on which U.S. income taxes have not been recognized, excluding cash held by consolidated joint ventures, is estimated to be approximately $555 million of $675 million (total of the international operating cash and international time deposits referenced in the table above). We have estimated the amount of unrecognized deferred U.S. tax liability to be approximately $91 million, which includes the effects of foreign tax credits associated with the deferred income to reduce the U.S. tax liabilities.

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

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	December 31, 2013
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$255	$—	$255
Hydrocarbons	284	31	315
Infrastructure, Government and Power	137	15	152
Services	278	54	332
Other	2	—	2
Total	$956	$100	$1,056

	December 31, 2012
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$261	$—	$261
Hydrocarbons	225	15	240
Infrastructure, Government and Power	242	12	254
Services	270	56	326
Other	6	—	6
Total	$1,004	$83	$1,087

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

	December 31,
Millions of dollars	2013	2012
Gas Monetization	$34	$165
Hydrocarbons	146	131
Infrastructure, Government and Power	131	171
Services	83	117
Other	5	5
Total	$399	$589

Our BIE balances by business segment are as follows:

	December 31,
Millions of dollars	2013	2012
Gas Monetization	$30	$121
Hydrocarbons	139	101
Infrastructure, Government and Power	199	174
Services	33	43
Other	—	—
Total	$401	$439

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

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we hold advances from customers to assist us in financing project activities, including subcontractor costs. As of December 31, 2013 and December 31, 2012, $50 million and $82 million, respectively, of these finance-related advances are included in "BIE" on our consolidated balance sheets.

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

Goodwill Impairment

We perform our annual goodwill impairment test as of October 1 of each year. The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. At the annual testing date of October 1, 2013, the result of the first step of our goodwill impairment test indicated the carrying value of one reporting unit in our IGP business segment exceeded its fair value. This is the same reporting unit discussed below in relation to the goodwill impairment in 2012. As a result, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. Step two requires significant unobservable inputs (Level 3 fair value measurements) in the calculation. We determine the implied fair value of goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the reporting unit estimated in step one to all the assets and liabilities of the reporting unit. The implied fair value of the reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. The result of our step two test indicated that the implied fair value of goodwill exceeded its carrying value and that the goodwill was not impaired. At December 31, 2013, the goodwill balance of this reporting unit in the IGP business segment is $85 million.

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

Consolidated VIEs

The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs Millions of dollars	Year ended December 31, 2013
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$446	$476
Escravos Gas-to-Liquids project	$43	$72
Fasttrax Limited project	$96	$98

Consolidated VIEs Millions of dollars	Year ended December 31, 2012
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$580	$620
Escravos Gas-to-Liquids project	$267	$320
Fasttrax Limited project	$101	$105

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

Pursuant to the terms of the Credit Agreement, it is an event of default if any certificate furnished to the bank syndicate is incorrect or proves to have been incorrect, when made or deemed made. In our Current Report on Form 8-K filed May 5, 2014, we announced that the previously issued consolidated financial statements as of and for the year ended December 31, 2013 as filed on February 27, 2014 should no longer be relied upon. At that time the management certifications we made to our financial institutions under the Credit Agreement were no longer valid. In our Current Report on Form 8-K filed May 13, 2014, we announced that we received a waiver under our Credit Agreement, providing for the waiver of compliance with certain representations, warranties and covenants of the Credit Agreement. The waiver relates to certain defaults triggered, or which might have been triggered, by our restatement of the December 31, 2013 financial statements and related documents. After giving effect to the waiver, no event of default exists under the Credit Agreement as a result of the restatement, and we may request the issuance of new letters of credit and loan advances under the Credit Agreement in accordance with its terms.

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

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2013:

Millions of dollars	Payments Due
2014	$10
2015	$10
2016	$11
2017	$12
2018	$12
Beyond 2018	$33

Note 12. Income Taxes

The components of the (provision)/benefit for income taxes are as follows:

	Years ended December 31,
Millions of dollars	2013	2012	2011
Current income taxes:
Federal	$(6)	$61	$(19)
Foreign	(109)	(130)	(183)
State	4	1	(3)
Total current	(111)	(68)	(205)
Deferred income taxes:
Federal	17	12	110
Foreign	(31)	(42)	62
State	(4)	12	1
Total deferred	(18)	(18)	173
Provision for income taxes	$(129)	$(86)	$(32)

The United States and foreign components of income from continuing operations before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Millions of dollars	2013	2012	2011
United States	$(141)	$(366)	$12
Foreign	441	654	560
Total	$300	$288	$572

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes and noncontrolling interests are as follows:

	Years ended December 31,
	2013	2012	2011
U.S. statutory federal rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	0.4	(7.9)	(3.8)
Non-deductible goodwill impairment	—	21.6	—
State and local income taxes	(0.9)	0.2	0.4
Foreign, federal and state tax adjustments	(0.9)	(2.9)	(5.4)
Halliburton tax sharing agreement arbitration	12.5	—	—
Barracuda arbitration award indemnification	—	(2.8)	(12.1)
Tax benefit from Australian joint venture losses	—	(3.2)	(5.6)
U.S. taxes provided on 50% of Australian earnings	1.8	3.9	—
Valuation allowance	14.9	3.4	(1.4)
Uncertain tax position changes	(6.0)	(9.9)	(1.8)
Taxes on unconsolidated affiliates	(5.3)	(3.2)	—
Taxes on unincorporated joint ventures	(9.1)	(5.0)	(1.8)
U.K. tax rate change	4.3	3.5	1.2
Other permanent items, net	(3.7)	(2.8)	0.9
Total effective tax rate on pretax earnings	43.0%	29.9%	5.6%
We generally do not provide U.S. federal and state income taxes on the accumulated but undistributed earnings of non-United States subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for a portion of our earnings from our operations since 2012 in Australia. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. As of December 31, 2013, we had approximately $1.6 billion of foreign earnings on which no U.S. taxes have been provided. Were those earnings to be distributed as dividends, the additional tax due would be approximately $277 million. See Note 3 for our discussion on unrecognized deferred taxes related to certain of our non-U.S. subsidiaries and joint ventures.
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

The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

	Years ended December 31,
Millions of dollars	2013	2012
Deferred tax assets:
Employee compensation and benefits	$176	$185
Foreign tax credit carryforwards	179	24
Accrued foreign tax credit carryforwards	81	—
Loss carryforwards	118	74
Insurance accruals	25	29
Allowance for bad debt	8	9
Accrued liabilities	50	69
Barracuda arbitration award indemnification	—	79
Total	637	469
Valuation allowances	(83)	(36)
Net deferred tax asset	554	433
Deferred tax liabilities:
Construction contract accounting	$(40)	$(15)
Intangibles	(49)	(47)
Depreciation and amortization	(44)	(25)
Other	(25)	(13)
Total	(158)	(100)
Deferred income tax asset, net	$396	$333

At December 31, 2013, we had foreign tax credit carryforwards of $179 million that will expire between 2021 and 2023.

At December 31, 2013, we had foreign net operating loss carryforwards of approximately $262 million of which $124 million will expire by 2023, $85 million will expire between 2024 and 2033 and $53 million can be carried forward indefinitely. At December 31, 2013, we also have federal and state income tax net operating loss carryforwards of approximately $77 million and $519 million, respectively, which will expire by 2033. We have a related deferred tax asset recorded for all three types of net operating losses in the table above.

We believe that it is more likely than not that the benefit from certain deferred tax assets, primarily foreign and state net operating loss carryforwards, will not be realized. In recognition of this risk, we have provided a valuation allowance for the year ended December 31, 2013 of $83 million. This increase from the prior year is primarily as a result of a change in assessment regarding our state income tax net operating loss carryforwards and our assessment that it is more likely than not that the majority of the deferred tax assets recognized by one of our Canadian entities will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The company is relying on a forecast of future taxable income in making its determination regarding the need for a valuation allowance on the deferred tax assets related to state net operating losses. In the event our future taxable income is less than the forecasted amount, an additional valuation allowance may need to be recorded in the future.

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

We account for uncertain tax positions in accordance with guidance in ASC 740 - Income Taxes which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Millions of dollars	2013	2012	2011
Balance at January 1	$95	$120	$95
Increases in tax positions for current year	3	6	37
Increases in tax positions for prior years	15	13	11
Decreases in tax positions for prior years	(36)	(25)	(5)
Reductions in tax positions for audit settlements	—	(11)	(7)
Reductions in tax positions for lapse of statute of limitations	(2)	(9)	(11)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(7)	1	—
Balance at December 31	$68	$95	$120
The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $49 million as of December 31, 2013. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred U.S. federal and non-U.S. income tax benefits on uncertain tax positions related to U.S. federal and non-U.S. income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $24 million due to the expirations of the statute of limitations.
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

Form 1s

As of December 31, 2013, the government has issued Form 1s questioning or objecting to costs billed to them totaling $274 million. Of this amount, the government has withheld payments to us for $137 million which we have recorded in "claims and accounts receivable" on our consolidated balance sheets. We believe the amount we have invoiced the customer is in compliance with our contract terms; however, we evaluate our ability to recover these amounts from our customer. We have accrued $74 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our consolidated balance sheets. Further, we have withheld payments of $50 million to subcontractors related to pay-when-paid contractual terms.

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

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008 we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing as further described under the caption First Kuwaiti Trading Company arbitration below. Second, during the first quarter of 2011 we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the government. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the Department of Justice ("DOJ") for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

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

Other. The government has issued Form 1s for other matters questioning $38 million of billed costs. For these matters, the government previously paid $25 million and has withheld payment of $13 million, which we have recorded in "claims and accounts receivable" on our consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

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

Note 16. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2010	$2,204	$1,981	$1,157	(454)	$(438)	$(42)
Share-based compensation	19	19	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Post-closing adjustment related to acquisition of former NCI partner	(5)	(5)	—	—	—	—
Tax benefit increase related to share-based plans	3	3	—	—	—	—
Dividends declared to shareholders	(30)	—	(30)	—	—	—
Repurchases of common stock	(118)	—	—	(118)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(63)	—	—	—	—	(63)
Other noncontrolling interests activity	(7)	—	—	—	—	(7)
Net income	540	—	480	—	—	60
Other comprehensive (loss), net of tax	(111)	—	—	—	(110)	(1)
Balance at December 31, 2011	$2,442	$2,005	$1,607	$(569)	$(548)	$(53)
Deferred tax and foreign currency adjustments (a)	17	17	—	—	—	—
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Tax benefit increase related to share-based plans	4	4	—	—	—	—
Dividends declared to shareholders	(42)	—	(42)	—	—	—
Repurchases of common stock	(40)	—	—	(40)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(36)	—	—	—	—	(36)
Net income	202	—	144	—	—	58
Other comprehensive (loss), net of tax	(62)	—	—	—	(62)	—
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Adjustment pursuant to Accounting Referee's report on tax sharing agreement	(7)	(7)	—	—	—	—
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Dividends declared to shareholders	(36)	—	(36)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Change in NCI due to consolidation of previously unconsolidated JV and other transactions	2	—	—	—	—	2
Distributions to noncontrolling interests	(109)	—	—	—	—	(109)
Net income	171	—	75	—	—	96
Other comprehensive income (loss), net of tax	(121)	—	—	—	(130)	9
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)

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

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was approximately $0.3 million, or a negligible amount per share, for the fiscal year 2013, $1 million, or a negligible amount per share, for fiscal year 2012 and $2 million, or $0.02 per share, for fiscal year 2011. The diluted earnings per share calculation did not include 1.8 million, 1.3 million and 0.5 million antidilutive weighted average shares for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Note 23. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 are presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount. See "Restatement of previously reported consolidated financial statements" in Note 1 for further discussion on the impact to quarterly data as indicated below.

(Millions of dollars, except per share amounts)	First	Second	Third	Fourth	Year
2013			As Restated	As Restated	As Restated
Total revenues	$1,829	$1,950	$1,755	$1,680	$7,214
Gross profit (a)	156	140	114	7	417
Equity in earnings of unconsolidated affiliates	30	46	31	30	137
Operating income	133	123	79	(27)	308
Net income (a)	97	111	15	(52)	171
Net income attributable to noncontrolling interests	(9)	(21)	(62)	(4)	(96)
Net income attributable to KBR	88	90	(47)	(56)	75
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.59	$0.61	$(0.32)	$(0.38)	$0.50
Net income attributable to KBR per share—Diluted	$0.59	$0.61	$(0.32)	$(0.38)	$0.50

(Millions of dollars, except per share amounts)	First	Second	Third	Fourth	Year
2012
Total revenues	$1,964	$2,029	$1,949	$1,828	$7,770
Gross Profit	126	150	182	60	518
Equity in earnings of unconsolidated affiliates	37	33	43	38	151
Operating income (b)	112	129	(11)	69	299
Net income (loss)	98	112	(60)	52	202
Net income attributable to noncontrolling interests	(7)	(8)	(21)	(22)	(58)
Net income (loss) attributable to KBR	91	104	(81)	30	144
Net income attributable to KBR per share:
Net income (loss) attributable to KBR per share—Basic	$0.61	$0.70	$(0.55)	$0.20	$0.97
Net income (loss) attributable to KBR per share—Diluted	$0.61	$0.70	$(0.55)	$0.20	$0.97

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

In conducting our evaluation, we concluded there are material weaknesses in the operating effectiveness of our internal control over financial reporting, as described below.
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
In light of the material weaknesses identified above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect its financial position and results of operations as of and for the year ended December 31, 2013. As a result, notwithstanding the material weaknesses as described above, management concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control Over Financial Reporting (As Restated)

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
Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies. We determined that a material weakness in internal control over financial reporting existed within our Gas Monetization business segment since controls were not properly designed to determine that actual and estimated foreign currency effects were included in our estimates of revenues, costs and profit at completion for long-term construction contracts that contain multiple currencies. Additionally, our control to monitor the inclusion of foreign currency effects in our estimates of revenues, costs and profit at completion was not properly designed.
 This material weakness resulted in misstatements in the accounting for the foreign currency effects on long-term construction contracts. The misstatements were corrected prior to issuance of the Company’s December 31, 2013 Annual Report on Form 10-K, which was amended by the restatement of the consolidated financial statements as of and for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K/A.
Material weakness related to control environment for our Canadian pipe fabrication and modular assembly business. We determined that a material weakness in internal control over financial reporting existed in our Canadian pipe fabrication and modular assembly business within our Services business segment resulting from the Company having insufficiently trained project managers, project controls, accounting and executive management professionals to perform project oversight reviews and monitor compliance with the Company’s standard processes and controls. Furthermore, the control environment was ineffective in that the culture at the Canadian pipe fabrication and modular assembly business facilitated delayed identification and communication of project concerns and the proper preparation of complete and accurate estimates of revenues, costs and profit at completion. As a result, our controls over the completeness and accuracy of information used in our preparation of estimates and our control procedures over our preparation of estimates to complete and our controls over the reviews of such estimates to complete for our Canadian pipe fabrication and modular assembly business also were not affective.

This material weakness resulted in the restatement of our 2013 consolidated financial statements to correct misstatements that were material to revenues and costs of revenues.

KPMG LLP, an independent registered public accounting firm, has issued audit reports on its assessment of internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K/A.

(c) Management’s Plans for Remediation of the Material Weaknesses

Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies. In response to this material weakness we have developed a preliminary plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Currently, our plan to remediate this material weakness during fiscal year 2014 includes:

•
Implement a control to include the actual and estimated foreign currency effects in the estimates of revenues, costs and profit at completion on projects with multiple currencies by enhancing the design of our project status templates and our procedures for completion of our project status templates.

•
Enhance the design of our monitoring controls over the completeness and accuracy of estimated revenues, costs and profit at completion for long-term construction projects with multiple currencies to specifically include a process for monitoring and reviewing project status reports for proper application of foreign currency effects in project estimates.

•	Provide training to our personnel involved in the estimation of revenues, costs and profit at completion on projects with multiple currencies.

Material weakness related to control environment for our Canadian pipe fabrication and modular assembly business. In response to this material weakness we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Currently, our plan to remediate this material weakness during fiscal year 2014 in our Canada pipe fabrication and modular assembly business includes:

•
Conduct town hall meetings throughout the Company's worldwide organization led by executive management to provide encouragement for employees to follow the Company's corporate culture and policies and procedures.

•	Change certain management and increase the number of qualified professionals

•	Provide training to new and key personnel on roles and responsibilities, including line of communications in the event of concerns.

•
Provide training to new and key personnel on Company standard processes and systems across all project operations, oversight and support functions, including project management and module yard management.

•	Implement and monitor execution of KBR standard project controls work processes and systems across the Canada pipe fabrication and modular assembly projects.

•	Implement standard project management oversight from corporate management.

We can give no assurance that the measures we take will remediate these material weaknesses that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.
(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting other than the identification of the material weaknesses identified above.
However, we are in the process of a phased implementation of a new company-wide enterprise resource planning ("ERP") system and expect this implementation to be completed within the next two years. During the third quarter of 2013, we substantially completed our first phased implementation of our new ERP system in Canada. The next phase of implementation is scheduled for July 2014 for a portion of the US, with the remaining portions of the US, UK and Australia planned for 2015. Each completed phase of our ERP implementation will enhance our internal control over financial reporting as we will benefit from having an integrated system to support end-to-end processes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
KBR, Inc.:

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (As Restated) in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting (As Restated) related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies and the control environment for the Canadian pipe fabrication and modular assembly business, and controls over the proper preparation of complete and accurate estimates of revenues, costs, and profit at completion for the Canadian pipe fabrication and modular assembly business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and related consolidated financial statement schedule. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated February 27, 2014, except for Note 1 to the consolidated financial statements, as to which the date is May 30, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, KBR, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. In connection with the restatement of the Company’s consolidated financial statements as described in Note 1 to the consolidated financial statements, management and we determined that an additional material weakness in internal control over financial reporting existed as of December 31, 2013. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

/s/ KPMG LLP
Houston, Texas
February 27, 2014, except for the
sixth paragraph of Management’s
Annual Report on Internal Control
Over Financial Reporting
(As Restated), as to which the date
is May 30, 2014

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
	(a)
The report of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part II, Item 8, are included on page 50 and pages 51 through 120 of this annual report. See index on page 49.

2	Financial Statement Schedules:		Page No.

	(a)	KPMG LLP Report on supplemental schedule	132
	(b)	Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2013	133

Note: All schedules not filed with this report required by Regulations S-X have been omitted as not applicable or not required, or the information required has been included in the notes to financial statements.

3.	Exhibits:

On February 25, 2014, the Board of Directors of KBR, Inc. approved the amendment and restatement of the Company’s Bylaws. The changes to the Bylaws include modifying the definition of a “Continuing Director” for purposes of determining when a change in control occurs, expanding the information required to be disclosed by parties seeking to nominate candidates for Board membership and selecting the courts of the State of Delaware as the exclusive forum for corporate disputes such as shareholder derivative actions. The above summary of the changes in the Bylaws is qualified in its entirety by the terms of the Amended and Restated Bylaws filed as Exhibit 3.2 and included with the Original Filing.

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 1-33416)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; Registration No. 333-133302)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.4
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.8
Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146)

10.9	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.11+
KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.10 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.12+
KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.11 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

Exhibit Number	Description
10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.18+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.19+	Form of Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+
Form of KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	Form of KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.23+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146)

10.24+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.25+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.26+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.27+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.28+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.29+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.30+
Form of Restricted Stock Unit Agreement (Three-Year Cliff Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.29 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.31+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

Exhibit Number	Description

10.32+
Severance and Change of Control Agreement effective as of October 21, 2009, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.33+
Severance and Change of Control Agreement effective as of January 18, 2010, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.34+
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

10.45+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

Exhibit Number	Description
10.46+
Transition Agreement dated December 13, 2013 among KBR, Inc., KBR Technical Services, Inc., a Delaware corporation, and William P. Utt (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2013; File No. 1-33146)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K/A

**	Furnished with this Form 10-K/A

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
KBR, Inc.:

Under date of February 27, 2014, except for Note 1 to the consolidated financial statements, as to which the date is May 30, 2014, we reported on the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which report appears in the December 31, 2013 annual report on Form 10-K/A of KBR, Inc. and subsidiaries. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statement schedule, the 2013 consolidated financial statement schedule has been restated to correct misstatements.

/s/ KPMG LLP

Houston, Texas
February 27, 2014, except for Note 1,
as to which the date is May 30, 2014

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts (Millions of Dollars)
The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2013:
Deducted from accounts and notes receivable:		As Restated					As Restated
Allowance for doubtful accounts	$15	$5	$—		$(2	)(a)	$18
Reserve for losses on uncompleted contracts	$56	$106	$—		$(53)		$109
Reserve for potentially disallowable costs incurred under government contracts	$122	$—	$2	(b)	$(33)		$91
Year ended December 31, 2012:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$24	$6	$—		$(15	)(a)	$15
Reserve for losses on uncompleted contracts	$22	$53	$—		$(19)		$56
Reserve for potentially disallowable costs incurred under government contracts	$127	$—	$5	(b)	$(10)		$122
Year ended December 31, 2011:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$27	$(2)	$—		$(1	)(a)	$24
Reserve for losses on uncompleted contracts	$26	$13	$—		$(17)		$22
Reserve for potentially disallowable costs incurred under government contracts	$141	$—	$22	(b)	$(36)		$127

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves have been recorded as reductions of revenue, net of reserves no longer required.

Note 1. Restatement of previously reported accounts

As described in Item 8 Note 1, the Company restated its consolidated financial statements as of and for the year ended December 31, 2013. As a result of the restatement, additions charged to costs and expenses increased from the $9 million previously reported to $106 million during the year ended December 31, 2013 and the reserve for uncompleted contracts increased from the $12 million previously reported to $109 million as of December 31, 2013.

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2014

KBR, INC.
(Registrant)

By:	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Interim Principal Executive Officer

Dated: May 30, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Brian K. Ferraioli	Interim Principal Executive Officer,
Brian K. Ferraioli	Executive Vice President and Chief Financial Officer

/s/ Nelson E. Rowe	Vice President and Chief Accounting Officer
Nelson E. Rowe

/s/ W. Frank Blount	Director
W. Frank Blount

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Linda Z. Cook	Director
Linda Z. Cook

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Richard J. Slater	Director
Richard J. Slater

/s/ Jack B. Moore	Director
Jack B. Moore

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 6, 2008, by and among KBR, Inc., BE&K, Inc., and Whitehawk Sub, Inc., (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K; File No. 1-33416)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; Registration No. 333-133302)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.4
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.5
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.6
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 001-33146)

10.7
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.8
Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146)

10.9	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

10.10+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.11+
KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.10 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.12+
KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.11 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.13+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

Exhibit Number	Description
10.14+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.15+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.16+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.17+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.18+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.19+	Form of Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.20+
Form of KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+	Form of KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.23+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146)

10.24+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.25+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.26+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.27+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.28+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.29+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.30+
Form of Restricted Stock Unit Agreement (Three-Year Cliff Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.29 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

Exhibit Number	Description
10.31+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.32+
Severance and Change of Control Agreement effective as of October 21, 2009, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.33+
Severance and Change of Control Agreement effective as of January 18, 2010, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark S. Williams (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated January 18, 2010; File No. 1-33416)

10.34+
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

10.45+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

Exhibit Number	Description

10.46+
Transition Agreement dated December 13, 2013 among KBR, Inc., KBR Technical Services, Inc., a Delaware corporation, and William P. Utt (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2013; File No. 1-33146)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K/A

**	Furnished with this Form 10-K/A

***	Submitted pursuant to Rule 405 and 406T of Regulation S-T.