Form 10-Q
period 2014-03-31
KBR, INC.
filed 2014-06-19
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

As of May 30, 2014, there were 145,378,464 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2013 Annual Report on Form 10-K/A contained in Part I under "Risk Factors."

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income (Loss)
(In millions, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$1,633	$1,829
Cost of revenues	(1,594)	(1,673)
Gross profit	39	156
Equity in earnings of unconsolidated affiliates	31	30
General and administrative expenses	(60)	(52)
(Loss) on disposition of assets	—	(1)
Operating income	10	133
Interest expense, net of interest income	(2)	(1)
Foreign currency losses	(7)	(4)
Other non-operating expenses	—	(1)
Income before income taxes and noncontrolling interests	1	127
Provision for income taxes	(21)	(30)
Net income (loss)	(20)	97
Net income attributable to noncontrolling interests	(23)	(9)
Net income (loss) attributable to KBR	$(43)	$88
Net income (loss) attributable to KBR per share:
Basic	$(0.29)	$0.59
Diluted	$(0.29)	$0.59
Basic weighted average common shares outstanding	146	147
Diluted weighted average common shares outstanding	146	148
Cash dividends declared per share	$0.08	$—
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(20)	$97
Other comprehensive income, net of tax:
Cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	9	(8)
Reclassification adjustment for CTA included in net income	—	1
Net cumulative translation adjustment, net of tax	9	(7)
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	1	—
Reclassification adjustment for pension liability losses included in net income	8	7
Net pension liability adjustments, net of tax	9	7
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives, net of tax	(1)	(1)
Net unrealized gain (loss) on derivatives, net of tax	(1)	(1)
Other comprehensive income (loss), net of tax	17	(1)
Comprehensive income, net of tax	(3)	96
Less: Comprehensive income attributable to noncontrolling interests	(23)	(9)
Comprehensive income (loss) attributable to KBR	$(26)	$87
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$996	$1,106
Accounts receivable, net of allowance for doubtful accounts of $23 and $18	933	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	488	399
Deferred income taxes	150	168
Other current assets	214	196
Total current assets	2,781	2,925
Property, plant, and equipment, net of accumulated depreciation of $412 and $397 (including net PPE of $65 and $67 owned by a variable interest entity)	415	415
Goodwill	773	772
Intangible assets, net of amortization	82	85
Equity in and advances to unconsolidated affiliates	163	156
Deferred income taxes	363	344
Claims and accounts receivable	629	628
Other assets	117	113
Total assets	$5,323	$5,438
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$732	$747
Payable to former parent	106	105
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	405	401
Accrued salaries, wages and benefits	224	235
Other current liabilities	421	419
Total current liabilities	1,888	1,907
Pension obligations	465	477
Employee compensation and benefits	115	114
Income tax payable	67	70
Deferred income taxes	86	86
Other liabilities	341	345
Total liabilities	2,962	2,999
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 174,308,474 and 173,924,509 shares issued, and 146,485,608 and 148,195,208 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,075	2,065
Accumulated other comprehensive loss ("AOCL")	(723)	(740)
Retained earnings	1,693	1,748
Treasury stock, 27,822,866 shares and 25,729,301 shares, at cost	(664)	(610)
Total KBR shareholders’ equity	2,381	2,463
Noncontrolling interests ("NCI")	(20)	(24)
Total shareholders’ equity	2,361	2,439
Total liabilities and shareholders’ equity	$5,323	$5,438
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(20)	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18	15
Equity in earnings of unconsolidated affiliates	(31)	(30)
Deferred income tax expense	6	81
Other	12	8
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	121	(95)
Costs and estimated earnings in excess of billings on uncompleted contracts	(70)	(88)
Accounts payable	(20)	17
Billings in excess of costs and estimated earnings on uncompleted contracts	(15)	(5)
Accrued salary, wages and benefits	(9)	(28)
Reserve for loss on uncompleted contracts	18	(10)
Receipts of advances from unconsolidated affiliates, net	7	—
Distributions of earnings from unconsolidated affiliates	19	41
Income taxes payable	(13)	(73)
Pension funding	(12)	(7)
Other assets and liabilities	(28)	(16)
Total cash flows used in operating activities	(17)	(93)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15)	(20)
Total cash flows used in investing activities	$(15)	$(20)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Payments to reacquire common stock	$(56)	$(6)
Distributions to noncontrolling interests	(19)	(11)
Payments of dividends to shareholders	(12)	—
Net proceeds from issuance of common stock	4	2
Excess tax benefits from stock-based compensation	1	—
Payments on short-term and long-term borrowings	(2)	—
Other	—	—
Total cash flows used in financing activities	(84)	(15)
Effect of exchange rate changes on cash	6	(21)
Increase (decrease) in cash and equivalents	(110)	(149)
Cash and equivalents at beginning of period	1,106	1,053
Cash and equivalents at end of period	$996	$904
Supplemental disclosure of cash flows information:
Cash paid for interest	$3	$3
Cash paid for income taxes (net of refunds)	$29	$17
Noncash operating activities
Other assets change for Barracuda arbitration and FCPA matters (Note 12)	$—	$(219)
Other liabilities change for Barracuda arbitration and FCPA matters (Note 12)	$—	$219
Noncash financing activities
Dividends declared	$12	$—
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

Principles of consolidation

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned, controlled subsidiaries and variable interest entities of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 7 for further discussion on our equity investments and variable interest entities. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statement of income, condensed consolidated balance sheets and the condensed consolidated statements of cash flows. For the three months ended March 31, 2014, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our condensed consolidated statement of income. We reclassified the 2013 amounts to conform to our revised presentation as a component of operating income but not a component of revenues.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, including:

•
project revenues, costs and profits on engineering, construction, pipe fabrication and module assembly, and government services contracts, including recognition of estimated losses on uncompleted contracts,

•	uncollectible receivables, claims to and from clients, recoveries of costs from subcontractors, vendors and others,
•income taxes and related valuation allowances and tax uncertainties,
•recoverability of goodwill,
•other intangibles and long-lived assets and related estimated lives,
•recoverability of equity method and cost method investments,
•valuation of pension obligations,
•accruals for estimated liabilities and litigation outcomes,
•consolidation of variable interest entities,
•and valuation of stock-based compensation.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Actual amounts may differ from those included in the accompanying condensed consolidated financial statements, if the underlying estimates and assumptions upon which the financial statements are based change in the future.

Gross Profit

Gross profit represents business segment revenue less the cost of revenue, which includes business segment overhead costs directly attributable to the business segment. See Note 2 for our discussion on Business Segment gross profit (loss).

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

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

Retainage, included in accounts receivable, represents amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks on the project and for longer periods, in some instances. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage receivable excludes amounts withheld by the United States ("U.S.") government on certain contracts. See Note 10 for our discussion on U.S. government receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Including Claims, and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE") represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts. See Note 5 for our discussion on CIE and BIE.

Unapproved change orders and claims

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders and claims to our clients as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims are recorded to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until they are finalized and approved.

Goodwill

Effective January 1, 2014, we reorganized four of the five reporting units in the Infrastructure, Government and Power ("IGP") business segment into three geographic-based units. This reorganization allows the IGP business segment to focus its full-scope engineering, procurement, construction and defense services to clients on a more local level. We have concluded that each of these geographic-based units will be considered a separate reporting unit for goodwill impairment testing purposes. As a result, we performed an additional impairment test on the three newly reorganized reporting units on January 1, 2014 as required by ASC 350-20, utilizing the same methodology as our annual goodwill impairment test, and no indication of impairment was identified. For more detail on our methodology and assumptions, see "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K/A.

Share-based Compensation

Effective January 1, 2014, we changed our methodology for estimating the expected term of our option awards and we will no longer utilize the simplified method. We will measure all future stock option awards using an expected term based on KBR’s historical experience.

Note 2. Business Segment Information

We provide a wide range of services and the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our reportable segments follow the same accounting policies as those described in Note 1 herein and in Note 1 to our consolidated financial statements included in our 2013 Annual Report on Form 10-K/A.

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

Reportable segment performance is evaluated by our Chief Operating Decision Maker ("CODM") using reportable segment gross profit (loss) which is defined as business segment revenue less the cost of revenue, which includes business segment overhead directly attributable to the segment, but excludes equity in earnings of unconsolidated affiliates.

Business Reorganization

During 2013, we reorganized our business to better serve our customers, improve our organizational efficiency and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, such that now we have a total of five reportable segments: Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our CODM. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

The following table presents revenue, gross profit (loss), equity in earnings of unconsolidated affiliates and operating income by reporting segment.

Operations by Reportable Segment

	Three Months Ended March 31,
Millions of dollars	2014	2013
Revenue:
Gas Monetization	$400	$595
Hydrocarbons	452	342
Infrastructure, Government and Power	337	399
Services	433	478
Other	11	15
Total	$1,633	$1,829
Gross profit (loss):
Gas Monetization	$95	$89
Hydrocarbons	22	49
Infrastructure, Government and Power	(20)	19
Services	(60)	11
Other	5	3
Labor cost absorption not allocated to the business segments	(3)	(15)
Total	$39	$156
Equity in earnings of unconsolidated affiliates:
Gas Monetization	$16	$10
Hydrocarbons	—	—
Infrastructure, Government and Power	9	8
Services	—	7
Other	6	5
Total	$31	$30
Segment operating income (loss):
Gas Monetization	$111	$99
Hydrocarbons	22	49
Infrastructure, Government and Power	(11)	27
Services	(60)	18
Other	11	7
Labor cost absorption not allocated to the business segments	(3)	(15)
Corporate general and administrative expense not allocated to the business segments	(60)	(52)
Total operating income	$10	$133

Changes in Estimates

There are many factors, including, but not limited to, the availability and costs of labor, materials and equipment, and resources, productivity, and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs; however, historically, our estimates have been reasonably dependable regarding the recognition of revenue and profit on percentage of completion contracts.

Our Services business segment recognized revisions in our estimates of losses at completion on our Canadian pipe fabrication and module assembly projects of $41 million during the three months ended March 31, 2014. As described in our Amendment No. 1 (“Form 10-K/A”) to our Form 10-K for the fiscal year ended December 31, 2013, we recognized pre-tax charges of $156 million as of December 31, 2013 related to the identification of additional estimated costs to complete our Canadian pipe fabrication and module assembly projects. The additional losses recognized on these projects during the three-months ended March 31, 2014 were a result of (i) estimated losses on a new project contracted in December 2013, (ii) significant increases in quantities on one project as a result of design and quantity changes during the quarter which are currently not considered recoverable from the customer, (iii) estimated subcontractor costs due to design changes and delays, and (iv) estimated costs associated with recent productivity results. All of these projects are in loss positions at March 31, 2014 and December 31, 2013. Our reserve for losses on uncompleted contracts included $107 million and $97 million at March 31, 2014 and December 31, 2013, respectively, for losses on these Canadian pipe fabrication and module assembly projects. Based on current contracts and work authorizations, we anticipate completion of these projects in 2015.

During the quarter ended March 31, 2014, we recognized revisions in estimates on a liquefied natural gas ("LNG") project in Australia as a result of additional fees associated with approved man hours and other revisions in estimates which had a $21 million positive impact on the gross profit of our Gas Monetization business segment. Additionally, our Gas Monetization business segment recognized revisions in estimates on an LNG project in Algeria resulting from a favorable settlement of claims, which had a $33 million net positive impact on gross profit.

During the quarter ended March 31, 2013, we recognized revisions in contract estimates which had a $38 million positive impact on the gross profit of our Gas Monetization business segment, as a result of revised project estimates on our LNG projects in Australia and Algeria.

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

The components of our cash and equivalents balance are as follows:

	March 31, 2014
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$155	$214	$369
Time deposits	486	35	521
Cash held in joint ventures	95	11	106
Total	$736	$260	$996

	December 31, 2013
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$197	$215	$412
Time deposits	478	140	618
Cash held in joint ventures	67	9	76
Total	$742	$364	$1,106

(a)	Includes deposits held in non-U.S. operating accounts considered to be permanently reinvested outside the U.S. and for which no incremental U.S. tax has been provisioned or paid

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

Our international cash balances are primarily held in the United Kingdom ("U.K."), Australia and the Cayman Islands. We generally do not provide U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. We will continue to provide for U.S. federal and state taxes on 50% of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether earnings would be considered permanently invested, we considered future non-U.S. cash needs such as: 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets; and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. If any portion of the unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., or if we elect to repatriate a portion of current year foreign earnings, U.S. income tax expense would be required to be recognized and that expense could be material.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	March 31, 2014
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$156	$—	$156
Hydrocarbons	290	17	307
Infrastructure, Government and Power	133	15	148
Services	276	42	318
Other	4	—	4
Total	$859	$74	$933

	December 31, 2013
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$255	$—	$255
Hydrocarbons	284	31	315
Infrastructure, Government and Power	137	15	152
Services	278	54	332
Other	2	—	2
Total	$956	$100	$1,056

In addition to the amounts above, noncurrent retainage receivable included in "other assets" on our condensed consolidated balance sheets was $15 million and $14 million as of March 31, 2014 and December 31, 2013, respectively, primarily related to a waste-to-energy project in the U.S. in our IGP business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	March 31,	December 31,
Millions of dollars	2014	2013
Gas Monetization	$34	$34
Hydrocarbons	207	146
Infrastructure, Government and Power	123	131
Services	118	83
Other	6	5
Total	$488	$399

Our BIE balances by business segment are as follows:

	March 31,	December 31,
Millions of dollars	2014	2013
Gas Monetization	$38	$30
Hydrocarbons	166	139
Infrastructure, Government and Power	178	199
Services	23	33
Other	—	—
Total	$405	$401

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Millions of dollars	2014	2013
Amounts included in project estimates-at-completion at January 1,	$115	$167
Changes in estimates-at-completion	(20)	40
Approved	(30)	(21)
Amounts included in project estimates-at-completion at March 31,	$65	$186

Amounts recorded in revenues on a percentage-of-completion basis at March 31,	$50	$149

The decrease in changes in estimates in 2014 relates primarily to a net favorable settlement of certain claims on an Algerian LNG project partially offset by increases in estimates on a construction project in our Services business segment for which the client routinely issues scope changes which are subsequently followed with a change order. In 2014, approved change orders reflect approvals on an air quality project in North America.

Included in our 2013 changes in estimates-at-completion are increases related to a construction project in our Services business segment for which the client routinely issues scope changes which are subsequently followed with a change order.

The table above excludes unapproved change orders and claims related to our unconsolidated subsidiaries. Our proportionate share of unapproved change orders and claims on a percentage-of-completion basis were $79 million as of March 31, 2014 and $46 million as of March 31, 2013 related to the Ichthys LNG project joint venture.

Liquidated damages

Some of our engineering and construction contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in the condensed consolidated statements of income.

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $10 million at March 31, 2014 and December 31, 2013, respectively, (including amounts related to our proportional share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we hold advances from customers to assist us in financing project activities, including subcontractor costs. As of March 31, 2014 and December 31, 2013, $44 million and $50 million, respectively, of these finance-related advances are included in BIE on our condensed consolidated balance sheets.

Reserve for estimated losses on uncompleted contracts

Our reserve for estimated losses on uncompleted contracts is included in "other current liabilities" on our condensed consolidated balance sheet. Our total reserve as of March 31, 2014 and December 31, 2013 is $123 million and $109 million, respectively, including $107 million and $97 million, respectively, related to our Canadian pipe fabrication and module assembly projects.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance are as follows:

	March 31,	December 31,
Millions of dollars	2014	2013
Hydrocarbons	$401	$401
Infrastructure, Government and Power	227	226
Other	1	1
Total	$629	$628

Hydrocarbons claims and accounts receivable includes $401 million related to our EPC 1 arbitration award. We expect the legal judgment of $465 million to be recovered from Petróleos Mexicanos ("PEMEX") Exploration and Production ("PEP"), which includes the original confirmation of the 2009 arbitration award and approximately $106 million for 2013 performance bonds recovery and includes post judgment interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. See Note 11 for further discussion on our EPC 1 arbitration.

IGP claims and accounts receivable includes $227 million of claims for costs incurred under various U.S. government contracts. See "Other Matters" in Note 10 for further discussion on our U.S. government matters.

Note 7. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporate, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities which are further described under ASC 810 - Consolidations - Variable Interest Entities.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Millions of dollars	2014	2013
Balance at January 1,	$156	$217
Equity in earnings of unconsolidated affiliates	31	30
Dividends received	(19)	(41)
Advances	(7)	—
Cumulative translation adjustment	2	(4)
Balance at March 31,	$163	$202

Related Party Transactions

We often participate in several projects as a joint venture partner in addition to providing services, which include engineering and construction management services, to the joint venture as a subcontractor. The amounts included in our revenue represent revenue from services provided directly to the joint ventures as a subcontractor. As of March 31, 2014 and 2013, our revenues included $68 million and $59 million, respectively, primarily related to services we provided to our Ichthys LNG project joint venture.

Amounts included in our condensed consolidated balance sheets related to services we provided to our joint ventures as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
Millions of dollars	2014	2013
Accounts Receivable, net of allowance for doubtful accounts	$3	$6
Costs and estimated earnings in excess of billings on uncompleted contracts	$3	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$25	$24

Our related party accounts payable for both periods were immaterial.

Equity Method Investments

Summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	March 31,	December 31,
Millions of dollars	2014	2013
Current assets	$4,016	$4,114
Noncurrent assets	4,347	4,222
Total assets	$8,363	$8,336
Current liabilities	$3,616	$3,679
Noncurrent liabilities	4,437	4,400
Total KBR-partner equity	194	145
Noncontrolling interests	116	112
Total partners' equity	310	257
Total liabilities and partners' equity	$8,363	$8,336

Statements of Operations

	Three Months Ended March 31,
Millions of dollars	2014	2013
Revenue	$1,236	$903
Operating income	$154	$128
Net income	$80	$67

Unconsolidated Variable Interest Entities

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets as well as our maximum exposure to losses related to our unconsolidated variable interest entities ("VIEs") in which we have a significant variable interest but are not the primary beneficiary:

	March 31, 2014
Millions of dollars	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$24	$10	$24
Ichthys LNG project	$17	$25	$10
U.K. Road projects	$35	$10	$34
EBIC Ammonia project	$43	$2	$26
Fermoy Road project	$3	$4	$2

Millions of dollars	December 31, 2013
	Total assets	Total liabilities
Aspire Defence project	$20	$2
Ichthys LNG project	$1	$18
U.K. Road projects	$34	$8
EBIC Ammonia project	$47	$2
Fermoy Road project	$1	$2

Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture, reduced for any unearned revenues on the projects. On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table above, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys LNG project joint venture executes a project that has a lump sum component, in addition to the maximum exposure to loss indicated in the table above, we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture. Our maximum exposure to loss on the EBIC Ammonia project reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Consolidated VIEs Millions of dollars	March 31, 2014
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$430	$454
Escravos Gas-to-Liquids project	$45	$72
Fasttrax Limited project	$97	$98

Consolidated VIEs Millions of dollars	December 31, 2013
	VIE Total assets	VIE Total liabilities
Gorgon LNG project	$446	$476
Escravos Gas-to-Liquids project	$43	$72
Fasttrax Limited project	$96	$98

Note 8. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
Millions of dollars	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	22	1	22
Expected return on plan assets	(1)	(26)	(1)	(22)
Recognized actuarial loss	1	10	—	7
Net periodic benefit cost	$1	$7	$—	$8

For the three months ended March 31, 2014, we have contributed approximately $12 million of the $46 million we currently expect to contribute to our international plans in 2014, and we have contributed approximately $0.4 million of the $3 million we currently expect to contribute to our domestic plans in 2014.

Note 9. Income Taxes

Our estimated annual effective tax rate for the years 2014 and 2013 reconciled to the 35% U.S. statutory federal rate is as follows:

	2014	2013
U.S. statutory federal rate	35.0%	35.0%
Rate differentials on foreign earnings	(5.8)%	(6.4)%
Taxes on unincorporated joint ventures	(4.6)%	(2.1)%
Taxes on unconsolidated affiliates	(9.7)%	(3.3)%
U.S. taxes provided on foreign earnings	5.7%	1.2%
State taxes	0.2%	0.4%
Other	1.4%	2.7%
Estimated annual effective tax rate	22.2%	27.5%

We generally do not provide U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia. See Note 3 for additional information regarding our accumulated undistributed earnings. Due to historical and forecasted losses for certain non-U.S. affiliates, we are not allowed to record a tax benefit for current period net operating losses recognized by these affiliates. As a result, our effective tax rate for the period has increased.

The effective tax rate for the three months ended March 31, 2014 is not meaningful due to the lower income before incomes taxes, the recording of a valuation allowance on the losses recognized on our Canadian pipe fabrication and module assembly business, and discrete items. As of March 31, 2014, our total valuation allowance is $105 million, an increase of $22 million from December 31, 2013. Our effective rate for the three months ended March 31, 2013 reflected in the condensed consolidated statements of income of 23.6% is lower than our estimated annual effective rate of 27.5%, primarily due to discrete items.

Note 10. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the United States Department of Defense (“DoD”), the Department of State and others. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the government.

With the U.S. Army's withdrawal from Iraq, our work with the U.S. government in the war zone areas has ended. We have been in the process of closeout with these contracts since 2011, and we expect the closeout process to continue through at least 2018. As a result of our work in a war zone from 2002 to 2011, there are multiple claims and disputes pending between us and the government, all of which need to be resolved to close the contracts. The closeout process includes resolving objections raised by the government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from government audits. We continue to work with the government to resolve these issues. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amount we have invoiced the customer are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts from our customer. A summary of our Form 1s received and amount associated with our Form 1s are as follows:

	March 31,	December 31,
Millions of dollars	2014	2013
Form 1s (Total claimed by the government)	$274	$274
Amounts withheld by government (Included in the Form 1s amount above) (a)	137	137
Amounts withheld from subcontractors by us	50	50
Claims loss accruals (b)	74	74

(a)	Recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

(b)
Recorded as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

Summarized below are some of the specific issues associated with individual Form 1s as part of the total explained above.

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. Currently the government is challenging $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of March 31, 2014 we have recorded due from the government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets. Additionally, we have withheld payments to subcontractors of $1 million associated with this matter. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

The government has indicated that it believes our LogCAP III contract prohibited us and our subcontractors from billing amounts related to the use of PSCs. We believe that, while the LogCAP III contract obligated the Department of the Army ("Army") to provide force protection, it did not prohibit us or any of our subcontractors from using PSCs to provide force protection to KBR or subcontractor personnel. We also contend that the Army breached its obligation to provide force protection. In addition, a significant portion of our subcontracts were fixed price subcontracts awarded without obtaining certified cost or pricing data. As a result, we did not receive details of the subcontractors’ cost estimate, and it is our position that we were not legally entitled to that information. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. Therefore, we do not agree with the Army’s position that such costs are unallowable and that they were entitled to withhold payment for the billed amounts in question. We presented our claims for reimbursement to the ASBCA in late 2013 and expect a ruling in 2014.

Containers. In June 2005, the DCAA questioned billings related to costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the government had previously paid $25 million and has withheld payments of $26 million, which as of March 31, 2014, we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

Included in "other liabilities" on our condensed consolidated balance sheets is $45 million of payments withheld from subcontractors related to pay-when-paid contractual terms. Of this amount, $15 million is due from the government and recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008 we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing if we should lose the contract dispute with the government over the allowability of the container claims. Second, during the first quarter of 2011 we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the government. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the Department of Justice ("DOJ") for alleged violation of the False Claims Act as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

Tamimi.
Tamimi - Form 1. In 2006, the DCAA questioned the price reasonableness of billed costs related to dining facilities in Iraq. We responded to the DCMA that we believe our costs are reasonable. The prices obtained for these services were from our subcontractor Tamimi. The Form 1 was issued for $71 million in billings. The government had previously paid $28 million and has withheld payments of $43 million.

At March 31, 2014, we have recorded $43 million due from the government related to these matters in "claims and accounts receivable" on our condensed consolidated balance sheets and accrued our estimate related to any probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain dining facility services were not reasonable and that we were entitled to only $12 million of the amounts withheld from us by the government plus any applicable interest ($2 million). In addition, while this matter was before the court the U.S. government withheld an additional $1 million. As a result of this ruling, we recognized a pre-tax charge of $28 million as a reduction to revenue. We appealed the U.S. COFC ruling and in September 2013, a three judge panel of the Federal Circuit Court of Appeals issued its opinion upholding the ruling. We are preparing to file an application of certiorari with the U.S. Supreme Court.

Tamimi - DOJ. In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for DFAC services to Tamimi. The April 2012 ruling on the Tamimi matter discussed above dismissed the DOJ claims as lacking merit. On appeal, the DOJ's efforts to overturn the trial court ruling have been denied.

Fly America. In 2007, the DCAA questioned costs related to our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. The Form 1 was issued for $6 million in billings, all of which had been previously paid by the government. No payments have been withheld by the government for this matter. At March 31, 2014, we have accrued our estimate of the cost incurred for these potentially noncompliant flights recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

There were times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations ("FAR") and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In May 2014, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $3 million in billings. We have entered into negotiations as we believe we have provided adequate support to demonstrate that U.S. flag air carriers were not available for certain travel.

H-29. In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain transportation costs associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days.  The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagree with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including war risks, sickness, death, termination for cause or resignation and that such costs should be allowable. The Form 1 was issued for $27 million in billings, all of which had been previously paid by the government. No payments have been withheld by the government for this matter.

In March 2013, we filed a notice of appeal to the ASBCA and filed our complaint in the appeal in April 2013. The government filed a motion to dismiss in April 2013 and in September 2013 that motion was denied. We and the government agreed to submit the appeal for a judgment on the pleadings. The parties submitted cross-motions and cross-reply briefs in November 2013. The ASBCA has scheduled a hearing on the pending cross-motions for judgment for June 26, 2014. At March 31, 2014, we have accrued our estimate of the potentially non-compliant cost incurred recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we do not believe we face a risk of material loss from any disallowance of these costs in excess of the loss accruals we have recorded. There is a parallel qui tam further described under the caption "Chillcott qui tam" below.

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

In February 2012, the Contracting Officer rendered a COFD disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the government were reasonable and not in violation of the FAR.

As of March 31, 2014, we have recorded $10 million due from the government related to these matters in "claims and accounts receivable" on our condensed consolidated balance sheets. As of March 31, 2014, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other. The government has issued Form 1s for other matters questioning $38 million of billed costs. For these matters, the government previously paid $25 million and has withheld payment of $13 million, which we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

We have other matters in dispute with the government either in the COFC or before the ASBCA. These claims represent $12 million in claimed costs primarily associated with the pass-through of subcontractor claims associated with a termination for convenience in Iraq. We have accrued $2 million as our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets.

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

As a result of these audits, there are risks that what we have billed as recoverable costs may be assessed by the government to be unallowable. We believe our billings are in compliance with our contract terms. In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the government. As of March 31, 2014, we have accrued $44 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. These accrued amounts are associated with years for which we have and do not have audit reports. We have received audit reports for 2004 through 2007 and 2009. We have not yet received completed audit reports for 2008 or 2010 through 2012. Additionally, we have not reached an agreement with the government on definitive incurred cost rates after 2003.

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

In addition to audits of our incurred costs, the government also reviews our compliance with the cost accounting standards ("CAS") and the adequacy and compliance of our CAS disclosure statements. We are working with the government to resolve several outstanding alleged CAS non-compliance issues.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. First Kuwaiti sought damages in the amount of $134 million. After completing hearings on all of FKTC's claims, an arbitration panel awarded $16 million to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we have stipulated that we owe FKTC $29 million in connection with five other subcontracts. We have an agreement with FKTC that no damages will be paid until our counterclaim is decided, but FKTC has now filed a motion with the arbitration panel to compel KBR to pay all amounts outstanding. We are contesting this motion and a hearing has been set for September 2, 2014. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets and related amounts in "claims and accounts receivable" on our condensed consolidated balance sheets for the amounts awarded to First Kuwaiti pursuant to the terms of the contract. We also have a counterclaim still pending for any funds we should have to return or refund to the government in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed its motion for rehearing en banc, which was denied, and we have filed an application for writ of certiorari to the U.S. Supreme Court. Four amicus briefs have been filed in support of KBR's legal arguments. On June 16, 2014 the U.S. Supreme Court issued an order inviting the Solicitor General to file briefs in the electrocution litigation, expressing the views of the United States as to KBR's pending applications for writ of certiorari. We anticipate these briefs will not be filed until the fourth quarter of 2014. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of March 31, 2014, no amounts have been accrued.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland.

In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR has filed a petition for certiorari with the U.S. Supreme Court. Three amicus briefs have been filed in support of KBR's legal arguments. On June 16, 2014 the U.S. Supreme Court issued an order inviting the Solicitor General to file briefs in the burn pit litigation, expressing the views of the United States as to KBR's pending applications for writ of certiorari. We anticipate these briefs will not be filed until the fourth quarter of 2014. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2014, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases, with one pending in the U.S. District Court for the Southern District of Texas and one pending in the U.S. District Court for the District of Oregon.  A single plaintiff case was filed on November 30, 2012 in the District of Oregon Eugene Division. Collectively, the suits represent approximately 170 individual plaintiffs all of which are current and former national guardsmen or British soldiers who claim they were exposed to sodium dichromate while providing security services or escorting KBR employees who were working at the water treatment plant, claim that the defendants knew or should have known that the potentially toxic substance existed and posed a health hazard, and claim that the defendants negligently failed to protect the plaintiffs from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Army Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR's commencement of work on the site. KBR notified the USACE within two days after discovering the potential sodium dichromate issue and took effective measures to remediate the site.  Services provided by KBR to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR also has asserted the Political Question Doctrine and other government contractor defenses. Additionally, studies by the U.S. government and others on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.

Texas Proceedings. On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal. On November 7, 2013, a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. We have asked the trial court to stay the trial while we seek review by the U.S. Supreme Court. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2014, no amounts have been accrued.

Oregon Proceedings. On November 2, 2012 in the Oregon case, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. Trials for the remaining plaintiffs in Oregon will not take place until the appellate process is concluded. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR timely appealed the ruling. Briefing is complete and oral arguments have not yet been scheduled by the court. Additionally, five amicus curiae briefs have been filed in support of our arguments. Our basis for appeal include the trial court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act, a lack of personal jurisdiction over KBR in Oregon and numerous other legal issues stemming from the court's rulings before and during the trial. We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the FAR under the Restore Iraqi Oil contract ("RIO contract") with the USACE as referenced below.

In the U.S. Court of Appeals for the Ninth Circuit, we have also filed a motion for summary reversal of the court's decision on personal jurisdiction due to a recently issued Supreme Court decision which supports our position that the Oregon court did not have jurisdiction of the case because KBR did not have contact with the state.

At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of March 31, 2014, no amounts have been accrued.

COFC Claims. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related government contract. We have billed for these costs and we have filed claims to recover the associated costs incurred to date. On November 16, 2012, we filed a suit against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases (the "First COFC claim").  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. The First COFC claim is for more than $15 million in legal fees KBR has incurred in defending these cases and for any judgment that is issued against KBR in the litigation. On December 21, 2012, we also sent the USACE RIO Contracting Officer a certified claim for $23 million in legal costs associated with all of the sodium dichromate cases. The contracting officer declined to issue a decision on the claim. Therefore on March 6, 2013, we filed an additional claim for $23 million in the COFC (the "Second COFC claim"). The COFC granted our request to treat this claim as related to the previously mentioned, pending indemnity claim.

On March 7, 2014, the COFC issued a ruling on the government's motion dismissing KBR's claims on procedural grounds. The decision does not prohibit us from resubmitting the claims to the contracting officer which we have done. On April 4, 2014, we submitted a supplemental certified claim to the RIO contracting officer for an additional $7 million in legal fees incurred in defending the sodium dichromate cases. On June 9, 2014, we filed an appeal to the ASBCA due to the contracting officer's failure to issue a final decision on these claims.

Qui Tams. Of the active qui tams for which we are aware, the government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that a loss has been incurred in the qui tams the government has not joined is remote and as of March 31, 2014, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the government under the controlling provisions of the FAR. As of March 31, 2014, we have incurred $9 million in legal costs to date in defending ourselves in qui tams.

Barko qui tam. Relator Harry Barko was a KBR subcontracts administrator in Iraq for a year in 2004/2005. He filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the False Claims Act by KBR and KBR subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The claim was unsealed in March of 2009. Barko alleges that KBR fraudulently charged the government for the purchase of laundry facilities from Daoud, that KBR paid Daoud for the construction of a substandard man-camp, that Daoud double-billed KBR for labor, that KBR improperly awarded well-drilling subcontracts to Daoud, and that Daoud charged excessive prices for these services and did not satisfactorily complete them. Barko also alleges fraudulent charges arising out of Eamar’s well-drilling services.

The DOJ investigated Barko’s allegations and elected not to intervene. KBR filed a Motion to Dismiss alleging that the complaint was legally insufficient to state a case under the False Claims Act and this motion was denied. KBR filed its Answer to the First Amended Complaint and a Motion for Summary judgment. On February 3, 2014, Barko filed a Motion to Compel production of privileged investigative files, which KBR opposed. On March 6, 2014, in an unprecedented opinion, the Court granted the motion and ordered KBR to produce the records, thereafter also denying KBR’s motions to stay the order and for interlocutory appeal. On March 12, 2014, KBR filed its Petition for Mandamus with the D.C. Circuit Court, seeking an order reversing the trial court’s order of production. On the same day the Circuit Court issued a stay order and requested briefing. An amicus brief was filed in support of KBR’s legal arguments and the briefing process was completed in April 2014. A hearing on the mandamus was argued on May 7, 2014 and the matter is under consideration. All other scheduled activity, including a ruling on KBR’s Motion for Summary Judgment, has been stayed pending the outcome of the mandamus. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of March 31, 2014 we have not accrued any loss provisions related to this matter.

Chillcott qui tam. On November 21, 2011, KBR was advised of the partial unsealing of a qui tam suit brought by a former KBR employee, Karen Chillcott, in the U.S. District Court for the Central District of Illinois, Rock Island Division, alleging that KBR committed fraud in billing the government for unallowable mobilization and demobilization costs for LogCAP III and IV personnel. Chillcott alleges that these costs are unallowable under Clause H-29 of the LogCAP III Contract and Clause H-26 of the LogCAP IV Contract (the “Tour of Duty” clauses). The government declined to intervene in this suit. Although this matter is in the early stages, we have been addressing issues surrounding the H-29 clause for several years. We do not believe the complaint raises new factual issues. We believe that this case is defensible.

The case was partially unsealed on September 10, 2013.  The DOJ investigated Chillcott’s allegations and declined to intervene. On June 28, 2013, KBR filed a Motion to Dismiss which was denied on October 25, 2013. On February 20, 2014, the Court entered a scheduling order and discovery has begun in this case. Dispositive motions are to be filed by March 1, 2015, and, if necessary, trial will begin on July 21, 2015. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of March 31, 2014 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract. We strongly contend that no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss. In March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting that motion and proceeding with discovery. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2014, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the False Claims Act and the Anti-Kickback Act. While the suit is new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the government as appropriate. On April 22, 2014, we filed our answer and on May 13, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting this motion. As of March 31, 2014, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other Matters

Claims. We have filed claims with the government related to payments not yet received for costs incurred under various government contracts. Included in our condensed consolidated balance sheets are claims for costs incurred under various government contracts totaling $244 million at March 31, 2014. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. We have $115 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.  Of the remaining claims balance of $129 million, $122 million is recorded in "claims and accounts receivable" and the remaining is recorded in "CIE" on our condensed consolidated balance sheets. These claims represent costs for which incremental funding is pending in the normal course of business along with specific items listed above. The claims outstanding at March 31, 2014 are considered to be probable of collection and have been previously recognized as revenue.

Note 11. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
After the Company announced it would be restate its 2013 annual financial statements, two complaints were filed in the federal district court for the Southern District of Texas seeking class status for our shareholders and alleging damages on their behalf arising from the matters giving rise to the restatement. The named defendants are the Company, our former chief executive officer and our current and former chief financial officers. These matters are at a very early stage, with non-specific allegations and with no lead plaintiff yet chosen; therefore, we are not able at this time to determine the likelihood of loss, if any, arising from these matters.
In addition, a shareholder derivative complaint has been filed in the federal district court for the Southern District of Texas on behalf of the Company naming all of our directors, past and present, as defendants and the Company as a nominal defendant. This matter is at a very early stage and so we are not able at this time to determine the likelihood of loss, if any, arising from this matter.
We have also received requests for information from the Securities Exchange Commission as part of an informal inquiry seeking to better understand the matters resulting in the restatement of our 2013 annual financial statements. We are fully cooperating with the Commission to ensure they receive the information they have requested.

Foreign Corrupt Practices Act (“FCPA”) Investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division, related to the Bonny Island investigation. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty. In addition, we settled a civil enforcement action by the U.S. Securities and Exchange Commission. We also agreed to a period of probation for a three year period that ended on February 17, 2012, after which the monitor certified that KBR’s current anti-corruption compliance program has been appropriately designed and implemented to ensure future compliance with the FCPA and other applicable anti-corruption laws.

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

On March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. We have entered into a Negotiated Resolution Agreement with the ADBG that includes a financial penalty equivalent to approximately $6.6 million, of which $0.3 million has been paid and the remainder is in progress, having been delayed awaiting approval from the National Bank of Ethiopia. We have also agreed to a three-year debarment from ADBG-sponsored contracts of three inactive Madeira, Portugal-based companies that KBR and its three joint venture partners used to participate in the Bonny Island project.

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

Our collection efforts have been ongoing and have involved multiple actions. On November 2, 2010, we received a judgment in our favor in the U.S. District Court for the Southern District of New York to recognize the award in the U.S. of approximately $356 million plus Mexican value added tax and interest thereon until paid. PEP initiated an appeal to the U.S. Court of Appeals for the Second Circuit. On February 16, 2012, the Second Circuit issued an order remanding the case to the District Court to consider if the decision of the Collegiate Court in Mexico, described below, would have affected the trial court’s ruling. The District Court Judge held a three day hearing on April 10 -12, 2013 to hear evidence about the Collegiate Court decision, which annulled the arbitration award and about whether we have a full and fair remedy in Mexico.

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

On August 27, 2013, the District Court entered an order stating it would confirm the award even though it had been annulled in Mexico. On September 25, 2013, the District Court entered the signed final judgment of $465 million to be recovered, which includes the original confirmation of the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted security for the judgment pending appeal. The case is now on appeal before the U.S. Court of Appeals. Briefing is now closed and we are awaiting scheduling of oral argument.

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

Luxembourg Collection Proceedings. In 2013, we petitioned the Luxembourg court to issue two seizure orders on the assets of PEP and PEMEX that have been served on a number of banks and financial institutions in that country, as we believe these institutions may have PEP and PEMEX assets that are subject to seizure which could be used to satisfy our award. However under Luxembourg procedure, we will not find out the value of the seized assets until the proceeding is validated, which will take several months. The first seizure order is for the New York award confirmation; the second seizure order is for the performance bonds payment discussed below. PEP and PEMEX contested the first seizure order and the matter was heard on May 27, 2013 where their petition to lift the seizure order was denied. PEP and PEMEX filed an appeal and on December 18, 2013, the Luxembourg Court of Appeals stated it was dissolving the first seizure order against both PEP and PEMEX. This decision is being appealed to the Luxembourg Supreme Court.

Concurrent with our filing of the seizure order, we filed an action in Luxembourg seeking to enforce the ICC award. In March 2013, we received an order from the Luxembourg court recognizing the award. On June 25, 2013, PEMEX and PEP filed an appeal challenging the enforcement order. We are awaiting scheduling of the hearing on the appeal. We cannot begin the validation proceeding until the appeal is concluded and this could take several months.

North American Free Trade Agreement ("NAFTA") Collection Proceedings. We filed arbitration under NAFTA against Mexico and asserted a claim to have our award paid. The parties have selected the arbitrators, a chairman has been named and the first procedural order has been entered.

We will continue to pursue our remedies in the U.S., Luxembourg and other jurisdictions where we determine have assets which can be used to pay the award.

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

On September 25, 2013, the U.S. District Court for the Southern District of New York entered the signed final judgment which included the amount paid on the bonds plus interest. We will pursue reimbursement of the sums paid in the current enforcement action in the U.S. District Court for the Southern District of New York, the courts of Luxembourg, or by our recently filed NAFTA arbitration seeking to recover the bonds as an unlawful expropriation of assets by the government of Mexico.

Consistent with our treatment of claims, we have recorded $401 million in claims and accounts receivable as we believe it is probable we will recover the amounts awarded to us, including interest, expenses and the amounts we paid on the bonds. PEP has sufficient assets in the U.S. and Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of March 31, 2014, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds as long term.

ENI Holdings, Inc. (the Roberts & Schaefer Company)

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI was the parent to the Roberts & Schaefer Company, a privately held EPC services company acquired by us in 2010. The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of March 31, 2014, the remaining escrowed holdback was $25 million and primarily related to security for indemnification obligations.

Delaware Litigation. KBR withheld the $25 million in escrow due to KBR's claims under the indemnification provisions of the stock purchase agreement. In December 2012, ENI filed a lawsuit in Delaware Chancery Court alleging KBR is wrongfully withholding the escrowed funds. KBR filed a counterclaim for indemnity and fraud under the terms of the stock purchase agreement. In March 2013, ENI filed a motion to dismiss. The Court denied in part ENI's motion to dismiss KBR's counterclaims in their entirety. The case is proceeding and expected to be schedule for trial in mid-2015.

Working Capital Arbitration. Due to several disputed items related to the calculation of working capital, a working capital arbitration proceeding was initiated by KBR and ENI pursuant to the terms of the stock purchase agreement. KBR asked the Delaware court to stay the working capital arbitration pending the outcome of the litigation but the court denied our request. The working capital arbitration took place in December 2013. A determination was issued in February 2014 indicating ENI was entitled to a working capital adjustment of approximately $2.4 million, which is less than the amount to which ENI claimed they were entitled. This payment was made to ENI in the first quarter of 2014. We consider this matter concluded.

Note 12. Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our business and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations for the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 11 for further discussion on the FCPA and related corruption allegations. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

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

On October 9, 2013, the accounting referee issued a report stating that KBR owed Halliburton approximately $105 million with each party bearing its own costs related to the matter. As a result, we increased our tax provision by $38 million, reduced Paid-in capital by $7 million and recognized a deferred tax asset of $29 million for available foreign tax credits. KBR has filed a motion requesting the Texas State Court to confirm the ruling and Halliburton has responded requesting that the ruling be vacated. The decision on these motions is pending. As of March 31, 2014, we have recorded $106 million to our "Payable to former parent" on our condensed consolidated balance sheets, which is net of $22 million awarded to KBR by the accounting referee.

As discussed above, the arbitration panel had found several of Halliburton's unspecified claims to be time barred. On January 16, 2014, we asked this arbitration panel to determine if any of Halliburton's claims submitted to the referee were time barred and to correctly interpret the relevant agreements. On March 14, 2014, the arbitration panel ruled that it no longer had jurisdiction to hear this dispute and that a new arbitration demand was required. We intend to institute another arbitration proceeding once the Texas Court of Appeals rules on Halliburton's challenge to the arbitration panel's jurisdiction.

Barracuda-Caratinga Project Tax Dispute

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

In March 2006, Petrobras notified us they had submitted a claim to arbitration of $220 million plus interest for the cost of monitoring and replacing defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys’ fees. The arbitration was conducted in New York under the guidelines of the United Nations Commission on International Trade Law. In September 2011, the arbitration panel awarded the claimant approximately $193 million.

In January 2013, Halliburton paid $219 million to the claimant in payment of the award plus interest and the matter is considered concluded. We believe the arbitration award to Petrobras is deductible by KBR for tax purposes and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead to alternate outcomes.

Note 13. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Tax benefit increase related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(56)	—	—	(56)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(19)	—	—	—	—	(19)
Net income (loss)	(20)	—	(43)	—	—	23
Other comprehensive income, net of tax	17	—	—	—	17	—
Balance at March 31, 2014	$2,361	$2,075	$1,693	$(664)	$(723)	$(20)

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Repurchases of common stock	(6)	—	—	(6)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(11)	—	—	—	—	(11)
Net income	97	—	88	—	—	9
Other comprehensive (loss), net of tax	(1)	—	—	—	(1)	—
Balance at March 31, 2013	$2,599	$2,056	$1,797	$(610)	$(611)	$(33)

Accumulated other comprehensive loss, net of tax

	March 31,
Millions of dollars	2014	2013
Accumulated CTA, net of tax of $3 and $27	$(122)	$(95)
Accumulated pension liability adjustments, net of tax of $(218) and $(201)	(599)	(514)
Accumulated unrealized losses on derivatives, net of tax of $0 and $0	(2)	(2)
Total accumulated other comprehensive loss	$(723)	$(611)
Changes in accumulated other comprehensive loss, net of tax, by component

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	9	1	(1)	9
Amounts reclassified from accumulated other comprehensive income	—	8	—	8
Balance at March 31, 2014	$(122)	$(599)	$(2)	$(723)

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(8)	—	(1)	(9)
Amounts reclassified from accumulated other comprehensive income	1	7	—	8
Balance at March 31, 2013	$(95)	$(514)	$(2)	$(611)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Three Months Ended March 31,		Affected line item in the Condensed Consolidated Statements of Income
Millions of dollars	2014	2013
Accumulated CTA
Realized CTA	$—	$(1)	Loss (gain) on disposition of assets, net
Tax expense	—	—	Provision for income taxes
Net CTA realized	$—	$(1)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(11)	$(9)	See (a) below
Tax benefit	3	2	Provision for income taxes
Net pension liability adjustment realized	$(8)	$(7)	Net of tax

(a) This item is included in the computation of net periodic pension cost. See Note 8 for further discussion.

Note 14. Share Repurchases
On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding common shares, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not obligate the company to acquire any particular number of common shares and may be commenced, suspended or discontinued without prior notice. The newly authorized share repurchase program operates alongside the existing share maintenance program which we may use to repurchase shares vesting as part of employee compensation programs. The share repurchases are intended to be funded through the company’s current and future cash and the authorization does not have an expiration date. The table below presents information on our share repurchase activities under the share repurchase authorization.

Millions of dollars	2014
Authorization amount	$350
Repurchases under the Authorization of 1,570,346 shares at the average price of $27.70	43
Remaining authorization amount as of March 31,	$307
In addition to the shares repurchased under the newly authorized share repurchase program, we also spent $13 million to repurchase shares under the existing share maintenance program.
Subsequent to March 31, 2014, we spent an additional $38 million to repurchase 1,409,275 shares at the average price of $26.74 per share. As of April 16, 2014, we have repurchased a total of 3,436,521 shares at the average price of $27.29 per share for a total of $94 million and have made no share repurchases subsequent to that date.

Note 15. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Millions of shares	2014	2013
Basic weighted average common shares outstanding	146	147
Stock options and restricted shares	—	1
Diluted weighted average common shares outstanding	146	148

For purposes of applying the two-class method in computing earnings per share, there were no net earnings allocated to participating securities for the three months ended March 31, 2014 and $0.3 million, or a negligible amount per share, for the three months ended March 31, 2013. The diluted earnings per share calculation did not include 1.8 million and 1.2 million antidilutive weighted average shares for three months ended March 31, 2014 and 2013, respectively.

Note 16. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations or cash flows. We have not yet selected a transition method nor have we determined the effect of the the standard on our ongoing financial reporting.

On January 24, 2014, the FASB issued ASU No. 2014-05, Service Concession Arrangements. A service concession agreement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of ASU 2014-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and to our 2013 Annual Report on Form 10-K/A.

Executive Overview

Business Reorganization

During 2013, we reorganized our business to better serve our customers, improve our organizational efficiency and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons, such that now we have a total of five reportable segments: Gas Monetization, Hydrocarbons, Infrastructure, Government & Power ("IGP"), Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our Chief Operating Decision Maker ("CODM"). We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

The five business segments are consistent with our reporting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting and are described below.

Business Environment

Demand for our services depends primarily on the level of capital expenditures in our market sectors, which is driven generally by global and regional economic growth and more specifically by the demand for energy products. We see long-term growth in energy projects, including demand for related licensed process technologies, offshore oil and gas production, refining, chemicals, petrochemicals and fertilizers.  Upstream and downstream investment plans are advancing in resource-rich areas such as North America, the Middle East, Russia, Asia, Australia, the North Sea and East and West Africa.  Each of these trends lends to our particular capability to deliver large projects in remote locations and austere environments.

Gas Monetization.  Our Gas Monetization business segment designs and constructs liquefied natural gas ("LNG") and gas-to-liquids ("GTL") facilities that allow for the development and transportation of energy resources around the world. We provide our customers with a full range of services from front-end engineering through engineering, procurement and construction ("EPC"), commissioning and start-up for world-class LNG and GTL projects, along with solutions related to advancing gas processing development, equipment design and innovative construction methods.

Gas Monetization is actively pursuing new LNG prospects but is not expecting an EPC award on these prospects until 2015 or beyond. The new projects for LNG liquefaction and GTL facilities tend to be located near large natural gas resources, in many cases remote from end user markets. World LNG demand growth is projected to support a number of new projects and capacity expansions. The current growth in shale gas production in North America has led to a number of major LNG project developments where we are working in early contract phases on the United States Gulf Coast and Western Canada. We also continue to pursue EPC opportunities for new LNG projects in East Africa and Russia as well as capacity expansions at existing LNG facilities in Asia and Australia.

Hydrocarbons. Our Hydrocarbons business segment provides services ranging from pre-feasibility studies and front-end engineering design ("FEED") through to construction and commissioning of process facilities in a variety of remote and developed locations around the world. We design and construct oil and natural gas production facilities including fixed and floating platforms, and floating liquefied natural gas facilities. In addition, we provide specialty consulting services that include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls. We also license technology and provide basic engineering and design packages for highly efficient differentiated proprietary process technologies related to the oil and gas, refining, chemicals, petrochemical, biofuels, fertilizers, coal gasification and syngas markets.

Abundant shale gas supplies and the resulting low gas prices in North America have been driving renewed interest in petrochemical project investments.  We continue to be engaged in early-stage activities, FEED work and EPC projects, utilizing our process technologies and project-delivery skills reflecting this renewed interest and we expect the global hydrocarbons markets to continue to improve in 2014 with energy demand driven by long-term global GDP growth.

Infrastructure, Government & Power. Our IGP business segment designs and executes projects for industrial, commercial and governmental agencies worldwide. These projects range from basic deliverables to complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater, and pipeline projects. Our capabilities include operations, maintenance, logistics and field support, facilities management and border security, and design or build services. Our suite of services includes project management, construction management, training, and visualization software, as well as engineering, construction and project management services across the world.

Industries served by this segment include support for the U.S. and United Kingdom ("U.K.") government operations in Iraq, Afghanistan and other regions, as well as diverse infrastructure markets including transportation and water facilities, and industrial markets including electric power generation, mining, minerals and other industrial clients. We continue to believe opportunities for our services are growing with non-U.S. governments and with electric power generating companies investing in new natural gas-fired power generation plants in the U.S. and/or projects to improve air emissions at existing coal-fired power plants.

On January 1, 2014, we reorganized four of the five reporting units in the Infrastructure, Government and Power ("IGP") business segment into three geographic-based units. This reorganization allows the IGP business segment to focus its full-scope engineering, procurement, construction and defense services to clients on a more local level. Information relating to our reorganization is described in Note 1 to our condensed consolidated financial statements.

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

Ventures invests alongside clients in projects where one or more of KBR’s other business segments has a direct role in technology supply, engineering, construction, construction management or operations and maintenance. Project investments have been made in business sectors including defense equipment and housing, toll roads and petrochemicals. On an ongoing basis, the Company continues to evaluate opportunities for investment in government privatization, infrastructure and hydrocarbon projects where other KBR services are expected to be utilized.

Overview of Financial Results

The financial results for the first quarter of 2014 did not meet our expectations largely due to under performance in our Services and Infrastructure, Government and Power business segments. Our Gas Monetization business segment continued to perform well while our Hydrocarbons business segment had a shift in the project mix resulting in an increase in lower margin EPC projects compared to higher margin technical services projects in the prior year. The IGP business segment’s results suffered from the lack of new bookings, particularly in its domestic power business, and from charges relating to legacy commercial disputes where we have decided, in certain cases, to seek commercial resolution rather than rely on recovery through the legal process. The Services business segment’s pipe fabrication and module assembly business in Canada and its U.S. construction business suffered from project cost increases, while its offshore maintenance business in Mexico had little revenue from two vessels being in dry dock and out of contract during the first quarter of 2014. These vessels have recently returned to service and improved utilization is expected in the future.

As indicated in our Form 10-K/A for the year ended December 31, 2013, one of the Canadian pipe fabrication and module assembly contracts in our Services business segment is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. We did not receive any new orders under this agreement subsequent to the quarter ending March 31, 2014.
The information below is an analysis of our consolidated results for the three months ended March 31, 2014. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Revenues	$1,633	$1,829	$(196)	(11)%

Consolidated revenues decreased $196 million, or 11%, to $1,633 million in the first quarter of 2014, from $1,829 million in the same period of the prior year. This decrease was primarily driven by our Gas Monetization business segment related to reduced volumes on a GTL project in Nigeria and an LNG project in Algeria as these projects were completed or neared completion, as well as a net reduction in activity related to our LNG projects in Australia. In addition, this decrease was also driven by base closures and reduced headcount under the contract supporting the U.S. military and the U.S. Department of State in Iraq as it came to a close on March 31, 2014 in our IGP business segment, as well as declining construction volume due to the completion or near-completion of several construction projects in the U.S. and Canada in our Services business segment. This decrease was partially offset by higher revenues in our Hydrocarbons business segment related to an increase in large EPC contracts for downstream ammonia, urea and ethylene projects utilizing natural gas feedstock in North America.

Gross Profit	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Gross Profit	$39	$156	$(117)	(75)%

Consolidated gross profit decreased $117 million, or 75%, to $39 million in the first quarter of 2014, from $156 million in the same period of the prior year. This decrease was primarily attributable to a decline in the volume of construction projects in the U.S. and Canada and losses of $41 million due to higher project costs on certain Canadian pipe fabrication and module assembly and construction projects in our Services business segment, as well as under performance in our IGP business segment.

General and Administrative Expenses	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
General and administrative expenses	$(60)	$(52)	$(8)	(15)%

General and administrative expenses increased $8 million, or 15%, to $60 million in the first quarter of 2014 compared to $52 million in the same period of the prior year. The increase was primarily due to an increase of $6 million in ERP project expenses.

Interest Expense, net of Interest Income	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Interest expense, net of interest income	$(2)	$(1)	$(1)	100%

Interest expense, net of interest income increased by $1 million, or 100%, to $2 million in the first quarter of 2014, from $1 million in the same period of the prior year. This increase was primarily attributable to interest on tax related items under a tax sharing agreement recorded in "payable to former parent" on our condensed consolidated balance sheets. See Note 12 for further discussion related to our transactions with our former parent.

Foreign Currency	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Foreign currency losses	$(7)	$(4)	$(3)	75%

Foreign currency losses increased $3 million, or 75%, to $7 million in the first quarter of 2014, from $4 million in the same period of the prior year. This increase was primarily attributable to volatility in foreign currency rates in the first quarter of 2014.

Provision for Income Taxes

	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Income before provision for income taxes	$1	$127	$(126)	(99)%
Provision for income taxes	$(21)	$(30)	$9	(30)%

For the three months ended March 31, 2014, we recognized income before provision of income taxes of $1 million, compared to income of $127 million for the three months ended March 31, 2013. The provision for income taxes was $21 million and $30 million for the three months ended March 31, 2014 and 2013, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, but was offset by increased valuation allowance associated with our losses recognized in our Canada pipe fabrication and module assembly business during the three months ended March 31, 2014.

Information relating to the reconciliation between our effective tax rates for the three months ended March 31, 2014 and March 31, 2013 to the U.S. Statutory federal rate is described in Note 9 to our condensed consolidated financial statements. Information regarding permanently reinvested amounts is described in Note 3 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Net income attributable to noncontrolling interests	$(23)	$(9)	$(14)	156%

Net income attributable to noncontrolling interests increased $14 million, or 156%, to $23 million in the first quarter of 2014, from $9 million in the same period of the prior year. This increase is primarily as a result of additional fees recognized on approved man hours on one LNG project in Australia.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

For purposes of reviewing the results of operations, "gross profit" is calculated as business segment revenue less cost of revenue, which includes business segment overhead costs directly attributable to the business segment.

	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars	2014	2013	$	%
Revenue
Gas Monetization	$400	$595	$(195)	(33)%
Hydrocarbons	452	342	110	32%
Infrastructure, Government and Power	337	399	(62)	(16)%
Services	433	478	(45)	(9)%
Other	11	15	(4)	(27)%
Total	$1,633	$1,829	$(196)	(11)%

Gross profit (loss)
Gas Monetization	$95	$89	$6	7%
Hydrocarbons	22	49	(27)	(55)%
Infrastructure, Government and Power	(20)	19	(39)	(205)%
Services	(60)	11	(71)	(645)%
Other	5	3	2	67%
Labor cost not allocated to the business segments	(3)	(15)	12	80%
Total	$39	$156	$(117)	(75)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$16	$10	$6	60%
Hydrocarbons	—	—	—	—%
Infrastructure, Government and Power	9	8	1	13%
Services	—	7	(7)	(100)%
Other	6	5	1	20%
Total	$31	$30	$1	3%

(Loss) on disposition of assets	$—	$(1)	$1	100%

Amounts not allocated to the business segments
General and administrative expenses	$(60)	$(52)	$(8)	(15)%
Total operating income	$10	$133	$(123)	(92)%

Gas Monetization

Gas Monetization revenue decreased by $195 million, or 33%, to $400 million in the first quarter of 2014 compared to $595 million in the same period of the prior year primarily as a result of reduced volumes on a GTL project in Nigeria and on an LNG project in Algeria, as these projects were completed or neared completion. There was also a net reduction in activity on our LNG projects in Australia.

Gas Monetization gross profit increased by $6 million, or 7%, to $95 million in the first quarter of 2014 compared to $89 million in the same period of the prior year primarily as a result of additional fees recognized on approved man hours on an LNG project in Australia. Gross profit for the first quarter of 2014 included a $33 million net favorable settlement of certain claims on an Algerian LNG project. Gross profit for the first quarter of 2013 included costs savings of $30 million on this Algerian LNG project.

Gas Monetization equity in earnings of unconsolidated affiliates increased by $6 million, or 60%, to $16 million in the first quarter of 2014 compared to $10 million in the same period of the prior year, primarily due to increased activity and overall project growth on a LNG project in Australia.

Hydrocarbons

Hydrocarbons revenue increased by $110 million, or 32%, to $452 million in the first quarter of 2014 compared to $342 million in the same period of the prior year. This increase in revenue was primarily due new awards of large EPC contracts for downstream ammonia, urea and ethylene projects in North America, as well as progress on a downstream ammonia EPC project in North America as it reached peak engineering and continued to progress into the construction phase.

Hydrocarbons gross profit decreased by $27 million, or 55%, to $22 million in the first quarter of 2014 compared to $49 million in the same period of the prior year. This decrease in gross profit was driven by a shift in the project mix resulting in an increase in lower margin EPC projects compared to higher margin technical services projects in the prior year and an increase in proposal and overhead spending. This decrease was also driven by $9 million related to close out cost and increased cost to complete two EPC projects in North America. In addition, gross profit declined $8 million due to lower margins on two Middle East technical services projects. Additionally, the first quarter of 2013 included a $5 million favorable impact related to the completion of a license and engineering project in Uzbekistan.

Infrastructure, Government and Power

IGP revenue decreased by $62 million, or 16%, to $337 million in the first quarter of 2014 compared to $399 million in the same period of the prior year. This decline was driven by base closures and reduced headcount under the contract supporting the U.S. military and the U.S. Department of State in Iraq as it came to a close on March 31, 2014. There was also reduced activity on projects in the infrastructure and minerals markets affected by the continuing weak market conditions in the Asia Pacific region as well as large projects nearing completion in our other markets. These decreases were partially offset by growth on an air quality control project and increased activity on a waste-to-energy project in the U.S. as well as increased activity on multiple contracts for the U.K. Ministry of Defence (“MoD”).

IGP gross profit decreased by $39 million, or 205%, to a loss of $20 million in the first quarter of 2014 compared to gross profit of $19 million in the same period of the prior year. The reduction in gross profit was driven by lower revenues in the first quarter of 2014 related to the completion of the large U.S. Military and the U.S. Department of State contract discussed above, as well as reduced activity on projects in the infrastructure and minerals markets affected by the continuing weak market conditions in the Asia Pacific region. In addition, the reduction in gross profit was also driven by the recognition of $14 million in legal fees, settlements and reserves related to a number of legacy projects as well as award and base fees earned related to the contract supporting the U.S. military and the U.S. Department of State in Iraq in the first quarter of 2013 that did not reoccur in the first quarter of 2014. Partially offsetting these reductions was improved profitability due to successful contract management and efficiencies on the U.K. MoD projects in Afghanistan, as well as overhead savings due to restructuring and other cost savings initiatives.

IGP equity in earnings in unconsolidated affiliates increased by $1 million, or 13%, to $9 million in the first quarter of 2014 compared to $8 million in the same period of the prior year. This increase was driven by higher margins from construction activities on the U.K. joint venture for the U.K. MoD, partially offset by reduced volume as a result of the construction portion of one of the U.K. MoD projects in the U.K. nearing completion as scheduled.

Services

Services revenue decreased by $45 million, or 9% to $433 million in the first quarter of 2014 compared to revenue of $478 million in the same period of the prior year. This change was primarily driven by declining construction volume due to the completion or near-completion of several construction projects in the U.S. and Canada, partially offset by increased activity in global maintenance projects and in Canadian pipe fabrication and module assembly projects.

Services gross profit decreased by $71 million, to a loss of $60 million in the first quarter of 2014 compared to $11 million in the same period of the prior year. This change was primarily driven by a decline in the volume of construction projects in the U.S. and Canada as well as losses of $41 million due to increases in estimated losses at completion on certain Canadian pipe fabrication and module assembly projects. Additional project costs of $8 million due to schedule delays and liquidated damages were also recognized on construction projects in the U.S.

Services equity in earnings in unconsolidated affiliates, decreased $7 million in 2014 primarily due to vessels for MMM being out of contract during the first quarter of 2014. These vessels have recently returned to service and improved utilization is expected in the future.

Other

Other revenue decreased by $4 million, or 27%, in the first quarter of 2014 compared to the same period of the prior year, primarily driven by the loss of revenue due to the sale in the fourth quarter of 2013 of our external business of what was formerly referred to as Allstates Technical Services. Gross profit increased by $2 million, or 67%, in the first quarter of 2014 compared to the same period of the prior year and was driven by improvements in gas supply pressure and productivity, related to the ammonia plant in Egypt, yielding an increase in sales export volume despite a decrease in ammonia prices.

Changes in Estimates

Information relating to our changes in estimates is described in Note 2 to our condensed consolidated financial statements.

Labor Cost not allocated to our Business Segments	Three Months Ended March 31,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Labor cost not allocated to the business segments	$(3)	$(15)	$12	80%

Labor cost not allocated to our business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost under-absorption was $3 million in the first quarter of 2014 compared to under-absorption of $15 million over the same period of the prior year. The decrease was primarily due to a combination of increased chargeability, reduced headcount and cost reductions, which included an office closure in North America.

Services Business Segment Revenue by Market Sector

The Services business segment provides construction management, direct-hire construction and maintenance services to clients in a number of markets. We believe customer focus, attention to delivery and a diverse market presence are the keys to our success in delivering construction and maintenance services. Accordingly, the Services business segment focuses on these key success factors. The analysis below is provided to present the revenue generated by Services business segment based on the markets served, some of which are the same sectors served by our other business segments.

	Three Months Ended March 31, 2014
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$400	$—	$400
Hydrocarbons	452	264	716
Infrastructure, Government and Power	337	169	506
Services	433	(433)	—
Other	11	—	11
Total KBR Revenue	$1,633	$—	$1,633

	Three Months Ended March 31, 2013
Millions of dollars	Business Segment Revenue	Services Revenue	Total Revenue by Market Sectors
Gas Monetization	$595	$—	$595
Hydrocarbons	342	253	595
Infrastructure, Government and Power	399	225	624
Services	478	(478)	—
Other	15	—	15
Total KBR Revenue	$1,829	$—	$1,829

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

Included in the backlog table below is our proportionate share of unconsolidated joint ventures estimated revenue. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $5.3 billion at March 31, 2014 and $5.5 billion at December 31, 2013. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.3 billion at March 31, 2014 and $1.5 billion at December 31, 2013. All backlog is attributable to firm orders as of March 31, 2014 and December 31, 2013. Backlog attributable to unfunded government orders was $100 million at March 31, 2014 and $166 million at December 31, 2013. The following table summarizes our backlog by business segment.

	December 31,		Changes in scope on existing contracts		March 31,
Millions of dollars	2013	New Awards		Net Workoff (a)	2014
Gas Monetization	$6,169	$33	$(19)	$(417)	$5,766
Hydrocarbons	2,619	75	175	(452)	2,417
Infrastructure, Government and Power	2,079	35	85	(353)	1,846
Services	2,254	107	99	(433)	2,027
Other	997	—	(31)	(9)	957
Total backlog	$14,118	$250	$309	$(1,664)	$13,013

(a) - These amounts include the net workoff of our projects as well as our proportionate share of the net workoff of our unconsolidated joint ventures projects.

We estimate that as of March 31, 2014, 42% of our backlog will be executed within one year. As of March 31, 2014, 42% of our backlog was attributable to fixed-price contracts and 58% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and equivalents totaled $996 million at March 31, 2014 and $1.1 billion at December 31, 2013 as follows:

	March 31,	December 31,
Millions of dollars	2014	2013
Domestic U.S. cash	$249	$355
International cash	641	675
Joint venture cash	106	76
Total	$996	$1,106

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world. We believe existing cash balances and internally generated cash flows are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as the implementation of our new ERP systems, payment of dividends to shareholders and repurchases of our common stock.

International cash balances may be available for general corporate purposes, but are subject to local restrictions such as capital adequacy requirements and local obligations such as the funding of our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Additionally, repatriated foreign cash may be subject to U.S. income taxes.

We generally do not provide U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia.  Information relating to our accumulated undistributed earnings is described in Note 3 of our condensed consolidated financial statements.

Joint venture cash balances reflect the amounts held by joint venture entities we consolidate for financial reporting purposes. Such amounts are limited to joint venture activities and are not readily available for general corporate purposes. However, portions of such amounts may become available to us in the future should there be distribution of dividends to the joint venture partners. We expect the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

Summary of Cash Flow Activity
	Three Months Ended March 31,
Millions of dollars	2014	2013
Cash flows used in operating activities	$(17)	$(93)
Cash flows used in investing activities	(15)	(20)
Cash flows used in financing activities	(84)	(15)
Effect of exchange rate changes on cash	6	(21)
Decrease in cash and equivalents	$(110)	$(149)

Operating activities. Cash used in operations totaled $17 million in the first quarter of 2014 and was primarily attributable fluctuations in our working capital accounts. In addition, we contributed approximately $12 million to our pension fund.

Cash used in operations totaled $93 million in the first quarter of 2013 and was driven by working capital uses related to Gas Monetization, Hydrocarbons and Services business segments. In addition, we contributed approximately $7 million to our pension fund.

Investing activities. Cash used in investing activities totaled $15 million in the first quarter of 2014, which was due to purchases of property, plant and equipment associated with information technology projects.

Cash used in investing activities totaled $20 million in the first quarter of 2013 which was due to capital expenditures associated with information technology projects.

Financing activities. Cash used in financing activities totaled $84 million in the first quarter of 2014 and included $56 million for the purchase of treasury stock, $12 million for the payments of dividends to common shareholders, $19 million for distributions to noncontrolling interests and $2 million for principal payments on short-term and long-term borrowings, which consists primarily of nonrecourse debt of our Fasttrax variable interest entity. The uses of cash were partially offset by $5 million of proceeds from the exercise of stock options.

Cash used in financing activities totaled $15 million in the first quarter of 2013 and included $11 million for distributions to noncontrolling interests and $6 million for the purchase of treasury stock. The uses of cash were partially offset by $2 million of proceeds from the exercise of stock options.

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

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of March 31, 2014, there were $226 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, including financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At March 31, 2014, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 11 to our condensed consolidated financial statements). At March 31, 2014, the remaining availability under the Distribution Cap was approximately $552 million.

Pursuant to the terms of the Credit Agreement, an event of default is triggered if any certificate furnished to the bank syndicate is incorrect or proves to have been incorrect, when made or deemed made. In our Current Report on Form 8-K filed May 5, 2014, we announced that the previously issued consolidated financial statements as of and for the year ended December 31, 2013 as filed on February 27, 2014 should no longer be relied upon. At that time the management certifications to our financial institutions under the Credit Agreement were no longer valid. In our Current Report on Form 8-K filed May 13, 2014, we announced that we received a waiver under our Credit Agreement, providing for the waiver of compliance with certain representations, warranties and covenants of the Credit Agreement. The waiver relates to certain defaults triggered, or which might have been triggered, by our restatement of the December 31, 2013 financial statements and related documents. After giving effect to the waiver, no event of default exists under the Credit Agreement as a result of the restatement, and we may request the issuance of new letters of credit and loan advances under the Credit Agreement in accordance with its terms.

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

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds, which mature in 2021.  Subordinated notes payable to each of the 50% partners initially bear interest at 11.25% and increase to 16% over the term of the notes through 2025.  For financial reporting purposes, only our partner’s portion of the subordinated notes appears in the condensed consolidated financial statements. Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the notes.

The combined principal installments for both classes of bonds and subordinated notes, including inflation-adjusted bond indexation, totals $10 million for years ended December 31, 2014 and 2015, $11 for the year ended December 31, 2016, $12 million for years ended December 31, 2017 and 2018 and $33 million thereafter. See Note 7 for further discussion on equity method investments and variable interest entities.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and, as of March 31, 2014, we have utilized $676 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $226 million issued under our Credit Agreement and $450 million issued under uncommitted bank lines at March 31, 2014. Of the letters of credit outstanding under our Credit Agreement, approximately $1 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $250 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Other factors potentially affecting liquidity

Liquidated damages. Some of our engineering and construction contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in the condensed consolidated statements of income.

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible liquidated damages related to several projects totaling $10 million at March 31, 2014 and December 31, 2013, respectively, (including amounts related to our proportional share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Transactions with Former Parent

Information relating to our transactions with former parent commitments and contingencies is described in Note 12 to our condensed consolidated financial statements.

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

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 10 and 11 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Discussion about Market Risk

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
We do not use derivative instruments for speculative trading purposes. We do not consider any of these risk management activities to be material.

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
As a result of the foregoing, we have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
In light of the material weaknesses identified below, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect its financial position and results of operations as of and for the quarter ended March 31, 2014. As a result, notwithstanding the material weaknesses as described above, management concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Material weakness related to control environment for our Canadian pipe fabrication and module assembly business. We determined that a material weakness in internal control over financial reporting existed in our Canadian pipe fabrication and module assembly business within our Services business segment resulting from the Company having insufficiently trained project managers, project controls, accounting and executive management professionals to perform project oversight reviews and monitor compliance with the Company’s standard processes and controls. Furthermore, the control environment was ineffective in that the culture at the Canadian pipe fabrication and module assembly business facilitated delayed identification and communication of project concerns and the proper preparation of complete and accurate estimates of revenues, costs and profit at completion. As a result, controls over the completeness and accuracy of information used in preparation of estimates and control procedures and controls over the reviews of such estimates to complete for our Canadian pipe fabrication and module assembly business also were not effective.

This material weakness resulted in pre-tax charges, consisting of the reversal of previously recognized pre-tax profits and the recognition of pre-tax estimated losses at completion. To correct this and to address matters related to the foregoing with respect to our disclosure controls and procedures, we restated our consolidated financial statements as of and for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K/A.
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

Material weakness related to control environment for our Canadian pipe fabrication and module assembly business. In response to this material weakness we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Currently, our plan to remediate this material weakness during fiscal year 2014 in our Canada pipe fabrication and module assembly business includes:

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

•	Implement and monitor execution of KBR standard project controls work processes and systems across the Canada pipe fabrication and module assembly projects.

•	Implement standard project management oversight from corporate management.

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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting other than the identification of the material weaknesses identified above.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Information related to various commitments and contingencies is described in Notes 10 and 11 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings and the information discussed therein is incorporated herein.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K/A, Part I, Item 1A, for the fiscal year ended December 31, 2013. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K/A, which is incorporated herein by reference, for the year ended December 31, 2013. Our updated risk factors are included below.

Risks Related to Operations of our Business

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenue is generated from transactions with Chevron, primarily from our Gas Monetization business segment, and the U.S. government from our IGP business segment. Revenue from Chevron and the U.S. government represented 19% and 6%, respectively, of our total consolidated revenue for the three months ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2014. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – 31, 2014
Repurchase program	—	$—	—	—
Maintenance program	—	$—	—	—
Employee transactions	4,074	$31.60	—	—
February 3 – 28, 2014
Repurchase program	—	$—	—	$350,000,000
Maintenance program	—	$—	—	—
Employee transactions	1,234	$30.74	—	—
March 3 – 31, 2014
Repurchase program	1,570,346	$27.70	1,570,346	$306,501,416
Maintenance program	403,298	$27.70	—	—
Employee transactions	44,986	$28.40	—	—
Total
Repurchase program	1,570,346	$27.70	1,570,346	$306,501,416
Maintenance program	403,298	$27.70	—	—
Employee transactions	50,294	$28.72	—	—

(a)	Represents remaining authorization that may be used for repurchases pursuant to the share repurchase program authorized and announced on February 25, 2014.

Item 3. Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 3-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013; File No. 3-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

*10.1+	Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
***	Interactive data files

Pursuant to Rule 406T of Regulation S-T, interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.

/s/ Brian K. Ferraioli	/s/ Nelson E. Rowe
Brian K. Ferraioli	Nelson E. Rowe
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Date: June 18, 2014