Form 10-Q
period 2014-06-30
KBR, INC.
filed 2014-07-31
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

As of July 15, 2014, there were 145,227,622 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income (Loss)
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$1,659	$1,950	$3,292	$3,779
Cost of revenues	(1,631)	(1,810)	(3,225)	(3,483)
Gross profit	28	140	67	296
Equity in earnings of unconsolidated affiliates	49	46	80	76
General and administrative expenses	(60)	(63)	(120)	(115)
Gain (loss) on disposition of assets	8	—	8	(1)
Operating income	25	123	35	256
Interest expense, net of interest income	(2)	(1)	(4)	(2)
Foreign currency gains (losses)	(4)	4	(11)	—
Other non-operating expenses	(1)	—	(1)	(1)
Income before income taxes and noncontrolling interests	18	126	19	253
Provision for income taxes	(10)	(15)	(31)	(45)
Net income (loss)	8	111	(12)	208
Net income attributable to noncontrolling interests	(16)	(21)	(39)	(30)
Net income (loss) attributable to KBR	$(8)	$90	$(51)	$178
Net income (loss) attributable to KBR per share:
Basic	$(0.06)	$0.61	$(0.35)	$1.21
Diluted	$(0.06)	$0.61	$(0.35)	$1.20
Basic weighted average common shares outstanding	145	147	146	147
Diluted weighted average common shares outstanding	145	148	146	148
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$8	$111	$(12)	$208
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	13	(44)	22	(52)
Reclassification adjustment for CTA included in net income	1	—	1	1
Net cumulative translation adjustment, net of tax	14	(44)	23	(51)
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	(1)	—	—	—
Reclassification adjustment for pension liability losses included in net income	9	9	17	16
Net pension liability adjustments, net of tax	8	9	17	16
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives, net of tax	—	1	(1)	—
Net unrealized gain (loss) on derivatives, net of tax	—	1	(1)	—
Other comprehensive income (loss), net of tax	22	(34)	39	(35)
Comprehensive income, net of tax	30	77	27	173
Less: Comprehensive income attributable to noncontrolling interests	(16)	(26)	(39)	(35)
Comprehensive income (loss) attributable to KBR	$14	$51	$(12)	$138
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$969	$1,106
Accounts receivable, net of allowance for doubtful accounts of $23 and $18	962	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	515	399
Deferred income taxes	132	168
Other current assets	167	196
Total current assets	2,745	2,925
Property, plant, and equipment, net of accumulated depreciation of $426 and $397 (including net PPE of $66 and $67 owned by a variable interest entity)	421	415
Goodwill	774	772
Intangible assets, net of amortization	80	85
Equity in and advances to unconsolidated affiliates	174	156
Deferred income taxes	377	344
Claims and accounts receivable	625	628
Other assets	115	113
Total assets	$5,311	$5,438
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$726	$747
Payable to former parent	107	105
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	436	401
Accrued salaries, wages and benefits	234	235
Nonrecourse project debt	10	10
Other current liabilities	397	409
Total current liabilities	1,910	1,907
Pension obligations	462	477
Employee compensation and benefits	120	114
Income tax payable	65	70
Deferred income taxes	86	86
Nonrecourse project debt	74	78
Other liabilities	255	267
Total liabilities	2,972	2,999
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 174,384,602 and 173,924,509 shares issued, and 145,221,579 and 148,195,208 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,081	2,065
Accumulated other comprehensive loss ("AOCL")	(701)	(740)
Retained earnings	1,673	1,748
Treasury stock, 29,163,023 shares and 25,729,301 shares, at cost	(704)	(610)
Total KBR shareholders’ equity	2,349	2,463
Noncontrolling interests ("NCI")	(10)	(24)
Total shareholders’ equity	2,339	2,439
Total liabilities and shareholders’ equity	$5,311	$5,438
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12)	$208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36	31
Equity in earnings of unconsolidated affiliates	(80)	(76)
Deferred income tax expense	11	103
Other	21	9
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	93	(60)
Costs and estimated earnings in excess of billings on uncompleted contracts	(88)	(55)
Accounts payable	(31)	(31)
Billings in excess of costs and estimated earnings on uncompleted contracts	8	(1)
Accrued salaries, wages and benefits	(1)	(18)
Reserve for loss on uncompleted contracts	17	(16)
Receipts of advances from unconsolidated affiliates, net	7	6
Distributions of earnings from unconsolidated affiliates	59	101
Payment on performance bonds for EPC 1 project in Mexico	—	(108)
Income taxes payable	20	(155)
Pension funding	(24)	(12)
Other assets and liabilities	(16)	(23)
Total cash flows provided by (used in) operating activities	20	(97)
Cash flows from investing activities:
Purchases of property, plant and equipment	(34)	(40)
Proceeds from sale of assets and investments	9	6
Total cash flows used in investing activities	$(25)	$(34)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Payments to reacquire common stock	$(96)	$(6)
Distributions to noncontrolling interests, net of investments	(25)	(46)
Payments of dividends to shareholders	(24)	(12)
Net proceeds from issuance of common stock	4	4
Excess tax benefits from stock-based compensation	1	—
Payments on short-term and long-term borrowings	(7)	(9)
Total cash flows used in financing activities	(147)	(69)
Effect of exchange rate changes on cash	15	(53)
Decrease in cash and equivalents	(137)	(253)
Cash and equivalents at beginning of period	1,106	1,053
Cash and equivalents at end of period	$969	$800
Supplemental disclosure of cash flows information:
Cash paid for interest	$6	$6
Cash paid for income taxes (net of refunds)	$4	$84
Noncash operating activities
Other assets change for Barracuda arbitration (Note 13)	$—	$(219)
Other liabilities change for Barracuda arbitration (Note 13)	$—	$219
Noncash financing activities
Dividends declared	$12	$12
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 and is headquartered in Houston, Texas. KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", "the Company", "we", "us" or "our") is a global engineering, procurement, construction, and services company supporting the energy, hydrocarbons, power, industrial, civil infrastructure, minerals, government services and commercial markets. Our capabilities include engineering, procurement, construction and construction management, technology licensing, operations and maintenance and other support services for a diverse, global customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, regulated utilities, manufacturers, power and mining companies and domestic and foreign governments.

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

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statement of income (loss), condensed consolidated balance sheets and the condensed consolidated statements of cash flows. Effective December 31, 2013, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our condensed consolidated statement of income (loss). We reclassified the three months and six months ended June 30, 2013 amounts to conform to our revised presentation as a component of operating income but not a component of revenues.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have made the appropriate adjustments and included the appropriate disclosures.

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, including:

•
project revenues, costs and profits on engineering, construction, pipe fabrication and module assembly, and government services contracts, including recognition of estimated losses on uncompleted contracts,

•	uncollectible receivables, claims to and from customers, recoveries of costs from subcontractors, vendors and others,
•provisions for income taxes, recoverability of deferred tax assets and valuation of uncertain tax positions,
•recoverability of goodwill, other intangibles and long-lived assets and related estimated lives,
•recoverability of equity method and cost method investments,
•valuation of pension obligations,
•accruals for estimated liabilities and litigation outcomes,
•consolidation of variable interest entities, and
•valuation of stock-based compensation.

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

Gross Profit

Gross profit represents revenues less the cost of revenues, which includes overhead costs directly attributable to the business segment. See Note 2 for our discussion on gross profit.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

We establish an allowance for doubtful accounts based on the assessment of the customers’ willingness and ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due. See Note 4 for our discussion on accounts receivable.

Retainage, included in accounts receivable, represents amounts withheld from billings by our customers pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks on the project. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage receivable excludes amounts withheld by the United States ("U.S.") government on certain contracts. See Note 11 for our discussion on U.S. government receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts (including Claims) and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE") represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts. See Note 5 for our discussion on CIE and BIE.

Unapproved change orders and claims

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders and claims to our customers as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims are recorded to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until they are finalized or approved.

Goodwill

Effective January 1, 2014, we reorganized four of the five reporting units in the Infrastructure, Government and Power ("IGP") business segment into three geographic-based units. This reorganization allows the IGP business segment to focus its engineering, procurement, construction and defense services to customers on a more local level. We have concluded that each of these geographic-based units will be considered a separate reporting unit for goodwill impairment testing purposes. As a result, we performed an additional impairment test on the three newly reorganized reporting units on January 1, 2014 as required by ASC 350-20, utilizing the same methodology as our annual goodwill impairment test, and no indication of impairment was identified. For more detail on our methodology and assumptions, see "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K/A.

Share-based Compensation

Effective January 1, 2014, we changed our methodology for estimating the expected term of our option awards and we will no longer utilize the simplified method. We will measure all future stock option awards using an expected term based on KBR’s historical experience.

Reserve for estimated losses on uncompleted contracts

Our reserve for estimated losses on uncompleted contracts is included in "other current liabilities" on our condensed consolidated balance sheet. Our total reserve as of June 30, 2014 and December 31, 2013 is $127 million and $109 million, respectively, including $115 million and $97 million, respectively, related to our Canadian pipe fabrication and module assembly projects. Based on current contracts and work authorizations, we anticipate completion of these Canadian pipe fabrication and module assembly projects in 2015. See Note 2 for additional information on changes in estimates related to our Canadian pipe fabrication and module assembly projects.

Note 2. Business Segment Information

Our business segment information has been prepared in accordance with ASC 280 - Segment Reporting. Certain reporting units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Ventures and Technical Staffing Resources (formerly a part of Allstates Technical Services) as well as corporate expenses not included in the operating segments’ results.

Reportable segment performance is evaluated by our Chief Operating Decision Maker ("CODM") using reportable segment gross profit (loss) which is defined as business segment revenues less the cost of revenues, which includes business segment overhead directly attributable to the segment, but excludes equity in earnings of unconsolidated affiliates.

Business Reorganization

During 2013, we reorganized our business to better serve our customers, improve our organizational efficiency and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two separate reportable segments, Gas Monetization and Hydrocarbons. Our five reportable segments are Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our CODM. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Revenues:
Gas Monetization	$362	$593	$762	$1,188
Hydrocarbons	533	344	985	686
Infrastructure, Government and Power	315	375	652	774
Services	439	620	872	1,098
Other	10	18	21	33
Total	$1,659	$1,950	$3,292	$3,779
Gross profit (loss):
Gas Monetization	$48	$80	$143	$169
Hydrocarbons	34	44	56	93
Infrastructure, Government and Power	(20)	8	(40)	27
Services	(40)	20	(100)	31
Other	5	5	10	8
Labor cost absorption not allocated to the business segments - favorable (unfavorable)	1	(17)	(2)	(32)
Total	$28	$140	$67	$296
Equity in earnings of unconsolidated affiliates:
Gas Monetization	$18	$17	$34	$27
Hydrocarbons	—	—	—	—
Infrastructure, Government and Power	24	18	33	26
Services	—	3	—	10
Other	7	8	13	13
Total	$49	$46	$80	$76
Segment operating income (loss):
Gas Monetization	$66	$97	$177	$196
Hydrocarbons	34	44	56	93
Infrastructure, Government and Power	4	26	(7)	53
Services	(40)	23	(100)	41
Other	20	13	31	20
Labor cost absorption not allocated to the business segments - favorable (unfavorable)	1	(17)	(2)	(32)
Corporate general and administrative expense not allocated to the business segments	(60)	(63)	(120)	(115)
Total operating income	$25	$123	$35	$256

Changes in Estimates

There are many factors, including, but not limited to, the availability and costs of labor, materials and equipment, and resources, productivity, and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage of completion contracts.

Our Services business segment recognized revisions in our estimates of losses at completion on our Canadian pipe fabrication and module assembly projects of $41 million and $82 million during the three and six months ended June 30, 2014, respectively. All of these projects were in loss positions at June 30, 2014 and December 31, 2013. Our estimates of revenues and costs at completion on these projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, the Canadian labor market, the nature and complexity of modules submitted by our customers, our contractual arrangements and our ability to accumulate information and negotiate final contract settlements with our customers. We recognize revisions of revenues and costs in the period in which the revisions are determined. This may result in the recognition of costs before the recognition of related revenues recovery, if any. Our estimated losses as of June 30, 2014 on these projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these projects as of June 30, 2014.

During the six months ended June 30, 2014, we recognized revisions in estimates associated with approved man hours and other revisions in estimates which had a $21 million positive impact on the gross profit of our Gas Monetization business segment. Additionally, our Gas Monetization business segment recognized revisions in estimates resulting from a favorable settlement of claims which had a $33 million net positive impact on gross profit. Both of these revisions to estimates were recognized in the first quarter of 2014.

Significant revisions to contract estimates as a result of client-driven revised project man-hour estimates had a $13 million positive impact during the three months ended June 30, 2013 and a $51 million positive impact during the six months ended June 30, 2013 on the gross profit of our Gas Monetization business segment.

Note 3. Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly-owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distributions of earnings related to joint venture operations. However, some of the earnings distributions may be paid to other KBR entities where the cash can be used for general corporate needs.

The components of our cash and cash equivalents balance are as follows:

	June 30, 2014
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$250	$170	$420
Time deposits	372	102	474
Cash held in joint ventures	65	10	75
Total	$687	$282	$969

	December 31, 2013
Millions of dollars	International (a)	Domestic (b)	Total
Operating cash	$197	$215	$412
Time deposits	478	140	618
Cash held in joint ventures	67	9	76
Total	$742	$364	$1,106

(a)	Includes deposits held in non-U.S. operating accounts considered to be permanently reinvested outside the U.S. and for which no incremental U.S. tax has been provisioned or paid

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

Our international cash balances are primarily held in Australia, the United Kingdom ("U.K.") and Canada. We generally do not provide U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia since 2012. Taxes are provided as necessary with respect to earnings that are considered not permanently reinvested. We will continue to provide for U.S. federal and state taxes on 50% of the earnings of our Australian operations as we no longer intend to permanently reinvest these amounts. In determining whether earnings would be considered permanently invested, we considered future non-U.S. cash needs such as: 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets; and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. For all other non-U.S. subsidiaries, no U.S. taxes are provided because such earnings are intended to be permanently reinvested to finance foreign activities. These accumulated but undistributed foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. If any portion of the unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., or if we elect to repatriate a portion of current year foreign earnings, U.S. income tax expense would be required to be recognized and that expense could be material.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	June 30, 2014
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$129	$—	$129
Hydrocarbons	362	23	385
Infrastructure, Government and Power	144	16	160
Services	239	46	285
Other	3	—	3
Total	$877	$85	$962

	December 31, 2013
Millions of dollars	Trade	Retainage	Total
Gas Monetization	$255	$—	$255
Hydrocarbons	284	31	315
Infrastructure, Government and Power	137	15	152
Services	278	54	332
Other	2	—	2
Total	$956	$100	$1,056

In addition, noncurrent retainage receivable included in "other assets" on our condensed consolidated balance sheets was $17 million and $14 million as of June 30, 2014 and December 31, 2013, respectively, primarily related to a waste-to-energy project in the U.S. in our IGP business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	June 30,	December 31,
Millions of dollars	2014	2013
Gas Monetization	$10	$34
Hydrocarbons	226	146
Infrastructure, Government and Power	122	131
Services	153	83
Other	4	5
Total	$515	$399

Our BIE balances by business segment are as follows:

	June 30,	December 31,
Millions of dollars	2014	2013
Gas Monetization	$28	$30
Hydrocarbons	199	139
Infrastructure, Government and Power	180	199
Services	29	33
Other	—	—
Total	$436	$401

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Millions of dollars	2014	2013
Amounts included in estimated project revenues at completion at January 1,	$115	$167
Increase in estimated project revenues at completion	3	55
Approved by client	(56)	(25)
Amounts included in estimated project revenues at completion at June 30,	$62	$197

Amounts recorded in revenues on a percentage-of-completion basis at June 30,	$36	$167

In 2014, approved change orders reflect approvals on an air quality project in North America and a construction project in our Services business segment for which the client routinely issues scope changes which are subsequently followed with a change order.

Included in our 2013 estimated project revenues are increases related to the construction project in our Services business segment mentioned above.

The table above excludes unapproved change orders and claims related to our unconsolidated subsidiaries. Our proportionate share of unapproved change orders and claims on a percentage-of-completion basis were $90 million as of June 30, 2014 and $55 million as of June 30, 2013 related to the Ichthys LNG project joint venture.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible but not probable liquidated damages related to several projects totaling $12 million at June 30, 2014 and $10 million at December 31, 2013 (including amounts related to our proportional share of unconsolidated subsidiaries), that we could incur based upon completing the projects as currently forecasted.

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we hold advances from customers to assist us in financing project activities, including subcontractor costs. As of June 30, 2014 and December 31, 2013, $43 million and $50 million, respectively, of these finance-related advances are included in BIE on our condensed consolidated balance sheets.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	June 30,	December 31,
Millions of dollars	2014	2013
Hydrocarbons	$401	$401
Infrastructure, Government and Power	223	226
Other	1	1
Total	$625	$628

Hydrocarbons claims and accounts receivable includes $401 million related to the EPC 1 arbitration award. We expect this legal judgment of $465 million to be recovered from Petróleos Mexicanos ("PEMEX") Exploration and Production ("PEP"), which includes the original confirmation of the 2009 arbitration award and approximately $106 million for 2013 performance bonds recovery and post judgment interest. See Note 12 for further discussion on our EPC 1 arbitration.

IGP claims and accounts receivable includes $223 million of claims for costs incurred under various U.S. government contracts. See "Other Matters" in Note 11 for further discussion on our U.S. government matters.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Millions of dollars	2014	2013
Balance at January 1,	$156	$217
Equity in earnings of unconsolidated affiliates	80	76
Dividends received	(59)	(101)
Advances	(7)	(6)
Cumulative translation adjustment	4	(7)
Balance at June 30,	$174	$179

Related Party Transactions

We often provide services as a subcontractor, which include engineering and construction management services, to the joint ventures in which we are a participant. The amounts included in our revenues represent revenues from services provided directly to the joint ventures as a subcontractor. As of June 30, 2014 and 2013, our revenues included $144 million and $119 million, respectively, primarily related to services we provided to our Ichthys LNG project joint venture.

Amounts included in our condensed consolidated balance sheets related to services we provided to our joint ventures as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
Millions of dollars	2014	2013
Accounts Receivable, net of allowance for doubtful accounts	$2	$6
Costs and estimated earnings in excess of billings on uncompleted contracts	$3	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$23	$24

Our related party accounts payable for both periods were immaterial.

Equity Method Investments

Summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	June 30,	December 31,
Millions of dollars	2014	2013
Current assets	$4,017	$4,114
Noncurrent assets	4,440	4,222
Total assets	$8,457	$8,336

Current liabilities	$3,632	$3,679
Noncurrent liabilities	4,550	4,400
Total liabilities	$8,182	$8,079

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Revenues	$1,372	$1,245	$2,608	$2,148
Operating income	$174	$171	$328	$299
Net income	$126	$128	$206	$195

Unconsolidated Variable Interest Entities

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets as well as our maximum exposure to losses related to our unconsolidated variable interest entities ("VIEs") in which we have a significant variable interest but are not the primary beneficiary. Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture, reduced for any unearned revenues on the projects.

	June 30, 2014
Millions of dollars	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$27	$10	$27
Ichthys LNG project	$21	$31	$11
U.K. Road projects	$37	$11	$35
EBIC Ammonia project	$44	$2	$27
Fermoy Road project	$3	$4	$2

Millions of dollars	December 31, 2013
	Total assets	Total liabilities
Aspire Defence project	$20	$2
Ichthys LNG project	$1	$18
U.K. Road projects	$34	$8
EBIC Ammonia project	$47	$2
Fermoy Road project	$1	$2

On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table above, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys LNG project joint venture executes a project that has a lump sum component; in addition to the maximum exposure to loss indicated in the table above, we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture. Our maximum exposure to loss on the EBIC Ammonia project reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Millions of dollars	June 30, 2014
	Total assets	Total liabilities
Gorgon LNG project	$432	$455
Escravos Gas-to-Liquids project	$38	$61
Fasttrax Limited project	$93	$93

Millions of dollars	December 31, 2013
	Total assets	Total liabilities
Gorgon LNG project	$446	$476
Escravos Gas-to-Liquids project	$43	$72
Fasttrax Limited project	$96	$98

Note 8. Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. Ministry of Defence ("MoD") to provide a Heavy Equipment Transporter Service to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters ("HETs") for a term of 22 years. The purchase of the HETs by the joint venture was financed through a series of bonds secured by the assets of Fasttrax Limited totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction) and a bridge loan totaling approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) which are nonrecourse to KBR and its partner. The bridge loan was replaced when the shareholders funded combined equity and subordinated debt in 2005. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR because they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the term loan, the lenders may only look to the resources of Fasttrax Limited for repayment.

The guaranteed secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Principal payments on both classes of bonds commenced in March 2005 and are due in semi-annual installments over the term of the bonds, which mature in 2021. Subordinated notes payable to each of the 50% partners initially bear interest at 11.25% increasing to 16% over the term of the notes through 2025. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.  Payments on the subordinated debt commenced in March 2006 and are due in semi-annual installments over the term of the notes.

Note 9. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
Millions of dollars	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$—
Interest cost	1	22	—	20
Expected return on plan assets	(1)	(26)	(1)	(23)
Recognized actuarial loss	1	10	1	9
Net periodic benefit cost	$1	$7	$—	$6

	Six Months Ended June 30,
	2014		2013
Millions of dollars	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	45	1	41
Expected return on plan assets	(2)	(52)	(2)	(45)
Recognized actuarial loss	2	19	1	17
Net periodic benefit cost	$1	$13	$—	$14

For the six months ended June 30, 2014, we have contributed approximately $23 million of the $46 million we currently expect to contribute to our international plans in 2014, and we have contributed approximately $1 million of the $3 million we currently expect to contribute to our domestic plans in 2014.

Note 10. Income Taxes

Our estimated annual effective tax rate for the years 2014 and 2013 reconciled to the 35% U.S. statutory federal rate is as follows:

	2014	2013
U.S. statutory federal rate	35.0%	35.0%
Rate differentials on foreign earnings	(5.6)%	(5.0)%
Taxes on unincorporated joint ventures	(6.6)%	(6.5)%
Taxes on unconsolidated affiliates	(9.2)%	(3.7)%
U.S. taxes provided on foreign earnings	5.9%	1.7%
State taxes	0.3%	0.5%
Other	2.7%	1.4%
Estimated annual effective tax rate	22.5%	23.4%

We generally do not provide U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia since 2012. See Note 3 for additional information regarding our accumulated undistributed earnings. Due to historical and forecasted losses for certain non-U.S. affiliates, we are not allowed to record a tax benefit for current period net operating losses recognized by these affiliates.

Our effective tax rate reflected in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2014 is not reflective of our estimated annual effective tax rate shown in the table above as a result of discrete items including the recording of a valuation allowance on the losses recognized on our Canadian pipe fabrication and module assembly business.

The effective tax rate was approximately 11.9% for the three months ended June 30, 2013 and 17.8% for the six months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2013 was lower than our estimated annual effective rate of 23.4% due to discrete items. In the first six months of 2013, we recognized discrete net tax benefits of approximately $14 million including benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

The valuation allowance for deferred tax assets as of June 30, 2014 and December 31, 2013 was $115 million and $83 million, respectively. The net change in the total valuation allowance was an increase of $32 million from December 31, 2013, including an increase of $10 million during the three months ended June 30, 2014. The valuation allowance at June 30, 2014 and December 31, 2013 was primarily related to Canadian losses and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 11. U.S. Government Matters

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

Form 1s

The government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the customer is in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts from our customer as new information becomes known. A summary of our Form 1s received and amounts associated with our Form 1s is as follows:

	June 30,	December 31,
Millions of dollars	2014	2013
Form 1s issued by the government and outstanding (a)	$266	$274
Amounts withheld by government (included in the Form 1s amount above) (b)	137	137
Amounts withheld from subcontractors by us	51	50
Claims loss accruals (c)	61	74

(a)	Included in the amounts shown is $56 million related to our Private Security matter discussed below in which KBR was granted full recovery of the amounts claimed.

(b)	Recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We believe these amounts are probable of collection.

(c)
Recorded as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

Summarized below are some of the details associated with individual Form 1s as part of the total explained above.

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of June 30, 2014, we have recorded due from the government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with the KBR's position that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, that there was a need for force protection and that the costs were reasonable. The ASBCA also found that the Army breached its obligation to provide force protection. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. The Army has 120 days to appeal. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Containers. In June 2005, the DCAA questioned billings on costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the government had previously paid $25 million and has withheld payments of $26 million, which as of June 30, 2014, we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

Included in "other liabilities" on our condensed consolidated balance sheets is $46 million of payments withheld from subcontractors related to pay-when-paid contractual terms. Of this amount, $15 million is due from the government and recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

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

Tamimi.

Tamimi - Form 1. In 2006, the DCAA questioned the price reasonableness of billed costs related to dining facilities in Iraq. We responded to the DCMA that we believe our costs are reasonable. The prices obtained for these services were from our subcontractor Tamimi. The Form 1 was issued for $68 million in billings. The government had previously paid $25 million and has withheld payments of $43 million.

At June 30, 2014, we have recorded $43 million due from the government related to these matters in "claims and accounts receivable" on our condensed consolidated balance sheets and accrued our estimate related to any probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

In April 2012, the U.S. COFC ruled that KBR's negotiated price for certain dining facility services was not reasonable and that we were entitled to only $12 million of the amounts withheld from us by the government plus any applicable interest ($2 million). In addition, while this matter was before the court the U.S. government withheld an additional $1 million. As a result of this ruling, we recognized a pre-tax charge of $28 million as a reduction to revenues. We appealed the U.S. COFC ruling and in September 2013, a three judge panel of the Federal Circuit Court of Appeals issued its opinion upholding the ruling. In June 2014, we filed a joint petition for certiorari with the U.S. Supreme Court for this litigation and in a related case involving another subcontractor. One amicus brief has been filed in support of KBR's legal arguments.

Tamimi - DOJ. In March 2011, the DOJ filed a counterclaim in the U.S. COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for dining facilities services to Tamimi. The April 2012 ruling on the Tamimi matter discussed above dismissed the DOJ claims as lacking merit. On appeal, the DOJ's efforts to overturn the trial court ruling have been denied.

Fly America. In 2007, the DCAA questioned costs related to our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. There were times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the Federal Acquisition Regulations ("FAR") and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In May 2014, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $3 million in billings. We have entered into negotiations and at this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

H-29. In the first quarter of 2011, we received a Form 1 from the DCAA disapproving certain transportation costs associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. The Form 1 was issued for $27 million in billings, all of which had been previously paid by the government. No payments have been withheld by the government for this matter.  The DCAA claims these replacement costs violate the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagreed with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including war risks, sickness, death, termination for cause or resignation and that such costs should be allowable. We filed a declaratory judgment to have the clause interpreted before the COFC. On July 9, 2014, we reached agreement with the Army on the matter of an interpretation of the clause that essentially confirms KBR's interpretation and rejects that of the DCAA. At June 30, 2014, we have accrued our estimate of the potentially non-compliant cost incurred recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we do not believe we face a risk of material loss from any disallowance of these costs in excess of the loss accruals we have recorded. There is a parallel qui tam further described under the caption "Chillcott qui tam" below.

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

As of June 30, 2014, we have recorded $10 million due from the government related to these matters in "claims and accounts receivable" on our condensed consolidated balance sheets. As of June 30, 2014, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

In February 2012, the Contracting Officer rendered a COFD disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the government were reasonable and not in violation of the FAR.

Other. The government has issued Form 1s for other matters questioning $39 million of billed costs. For these matters, the government previously paid $26 million and has withheld payment of $13 million, which we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

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

As a result of these audits, there are risks that what we have billed as recoverable costs may be assessed by the government to be unallowable. We believe our billings are in compliance with our contract terms. In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the U.S. COFC. We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the government. As of June 30, 2014, we have accrued $51 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. These accrued amounts are associated with years for which we have or do not have audit reports. We have received audit reports for 2004 through 2007 and 2009. We have not yet received completed audit reports for 2008 or 2010 through 2012. Additionally, we have not reached an agreement with the government on definitive incurred cost rates after 2003 except for 2007.

We only include amounts in revenues related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenues. We generally do not recognize additional revenues for disputed or potentially unallowable costs for which revenues has been previously reduced until we reach agreement with the DCAA and/or the ACOs that such costs are allowable.

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

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" or "First Kuwaiti"), one of our LogCAP III subcontractors, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. First Kuwaiti sought damages in the amount of $134 million. After completing hearings on all of FKTC's claims, an arbitration panel awarded $17 million to FKTC for claims involving damages on lost or unreturned vehicles.

In addition, we have determined that we owe FKTC $30 million in connection with five other subcontracts. We have an agreement with FKTC that no damages will be paid until our counterclaim is decided, but FKTC has now filed a motion with the arbitration panel to compel KBR to pay all amounts outstanding. We are contesting this motion and a hearing has been set for September 2, 2014. We believe any damages ultimately awarded to First Kuwaiti will be billable under the LogCAP III contract. Accordingly, we have accrued amounts in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets and related amounts in "claims and accounts receivable" on our condensed consolidated balance sheets for the amounts awarded to First Kuwaiti pursuant to the terms of the contract. At this time, we do not believe we face a risk of material loss in excess of the accruals we have recorded. We also have a counterclaim still pending for any funds we should have to return or refund to the government in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed its motion for rehearing en banc, which was denied, and we have filed an application for writ of certiorari to the U.S. Supreme Court. Four amicus briefs have been filed in support of KBR's legal arguments. On June 16, 2014, the U.S. Supreme Court issued an order inviting the Solicitor General to file briefs in the electrocution litigation, expressing the views of the United States as to KBR's pending applications for writ of certiorari. We anticipate these briefs will not be filed until the fourth quarter of 2014. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of June 30, 2014, no amounts have been accrued.

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

In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR has filed a petition for certiorari with the U.S. Supreme Court. Three amicus briefs have been filed in support of KBR's legal arguments. On June 16, 2014, the U.S. Supreme Court issued an order inviting the Solicitor General to file briefs in the burn pit litigation, expressing the views of the United States as to KBR's pending applications for writ of certiorari. We anticipate these briefs will not be filed until the fourth quarter of 2014. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2014, no amounts have been accrued.

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

Texas Proceedings. On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal. On November 7, 2013, a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. We have asked the trial court to stay the trial while we seek review by the U.S. Supreme Court. KBR has filed a petition for certiorari with the U.S. Supreme Court. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2014, no amounts have been accrued.

Oregon Proceedings. On November 2, 2012 in the Oregon case, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. Trials for the remaining plaintiffs in Oregon will not take place until the appellate process is concluded. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR appealed the ruling. Briefing is complete and oral arguments have not yet been scheduled by the court. Additionally, five amicus curiae briefs have been filed in support of our arguments. Our basis for appeal include the trial court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act, a lack of personal jurisdiction over KBR in Oregon and numerous other legal issues stemming from the court's rulings before and during the trial. We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the FAR under the Restore Iraqi Oil contract ("RIO contract") with the USACE as referenced below.

In the U.S. Court of Appeals for the Ninth Circuit, we have also filed a motion for summary reversal of the court's decision on personal jurisdiction due to a recently issued Supreme Court decision which supports our position that the Oregon court did not have jurisdiction in the case because KBR did not have contact with the state. The U.S. Court of Appeals for the Ninth Circuit has consolidated the motion with our pending appeal.

At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of June 30, 2014, no amounts have been accrued.

COFC Claims. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related government contract. We have billed for these costs and filed claims to recover the associated costs incurred to date. In late 2012 and early 2013, we filed suits against the U.S. government in the U.S. COFC for denying indemnity in the sodium dichromate cases, for reimbursement of legal fees pursuant to our contract with the government and for breach of contract by the government for failure to provide a benign site as required by our contract.  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804.

On March 7, 2014, the COFC issued a ruling on the government's motion dismissing KBR's claims on procedural grounds. The decision did not prohibit us from resubmitting the claims to the contracting officer which we did. On April 4, 2014, we submitted a supplemental certified claim to the RIO contracting officer for an additional $7 million in legal fees incurred in defending the sodium dichromate cases. On June 9, 2014, we filed an appeal to the ASBCA due to the contracting officer's failure to issue a final decision on these claims totaling approximately $30 million.

Qui Tams. Of the active qui tams for which we are aware, the government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the government has not joined is remote and as of June 30, 2014, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the government under the controlling provisions of the FAR. As of June 30, 2014, we have incurred $10 million in legal costs to date in defending ourselves in qui tams.

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

The DOJ investigated Barko’s allegations and elected not to intervene. KBR filed a Motion to Dismiss alleging that the complaint was legally insufficient to state a case under the False Claims Act and this motion was denied. KBR filed its Answer to the First Amended Complaint and a Motion for Summary judgment. On February 3, 2014, Barko filed a Motion to Compel production of privileged investigative files, which KBR opposed. On March 6, 2014, in an unprecedented opinion, the Court granted the motion and ordered KBR to produce the records, thereafter also denying KBR’s motions to stay the order and for interlocutory appeal. On March 12, 2014, KBR filed its Petition for Mandamus with the D.C. Circuit Court, seeking an order reversing the trial court’s order of production. On the same day the Circuit Court issued a stay order and requested briefing. An amicus brief was filed in support of KBR’s legal arguments and the briefing process was completed in April 2014. A hearing on the mandamus was argued on May 7, 2014 and on June 27, 2014, the Circuit Court granted KBR's Petition for Mandamus and vacated the trial court's order of production. Barko has indicated that he will appeal the mandamus ruling. All other scheduled activity, including a ruling on KBR’s Motion for Summary Judgment, has been stayed pending the outcome of the mandamus appeal. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of June 30, 2014 we have not accrued any loss provisions related to this matter.

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

The case was partially unsealed on September 10, 2013.  The DOJ investigated Chillcott’s allegations and declined to intervene. On June 28, 2013, KBR filed a Motion to Dismiss which was denied on October 25, 2013. On February 20, 2014, the Court entered a scheduling order and discovery has begun in this case. Dispositive motions are to be filed by March 1, 2015, and, if necessary, trial will begin on July 21, 2015. Also, on June 10, 2014, KBR notified Chillcott of the interpretation agreement with the Army as described in more detail above in the H-29 Form 1 discussion. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of June 30, 2014 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract. We strongly contend that no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss. In March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting that motion and proceeding with discovery. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2014, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the False Claims Act and the Anti-Kickback Act. While the suit is new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the government as appropriate. On April 22, 2014, we filed our answer and on May 13, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting this motion. As of June 30, 2014, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other Matters

Claims. We have filed claims with the government related to payments not yet received for costs incurred under various government contracts. Included in our condensed consolidated balance sheets are claims for costs incurred under various government contracts totaling $248 million at June 30, 2014. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. We have $123 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.  Of the remaining claims balance of $125 million, $117 million is recorded in "claims and accounts receivable" and the remaining is recorded in "CIE" on our condensed consolidated balance sheets. The claims recorded in CIE represent costs for which incremental funding is pending in the normal course of business. The claims outstanding at June 30, 2014 are considered to be probable of collection and have been previously recognized as revenues.

Note 12. Other Commitments, Contingencies and Disputes

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
After the Company announced it would be restating its 2013 annual financial statements, three complaints were filed in the federal district court for the Southern District of Texas seeking class action status on behalf of our shareholders and alleging damages on their behalf arising from the matters that led to the restatement. Two of those complaints were voluntarily dismissed by the plaintiffs. The defendants in the remaining case, Kohut v. KBR, Inc et al, are the Company, our former chief executive officer and our current and former chief financial officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement of our 2013 annual financial statements and seeks undisclosed damages. Four parties, including the plaintiff in the Kohut lawsuit, have moved to be appointed as lead plaintiff. The court has not appointed a lead plaintiff, and we have not yet answered or otherwise responded to the complaint. As this matter is at a very early stage, we are not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, a shareholder derivative complaint, Butorin v. Blount et al, has been filed in the federal district court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. We have not answered or otherwise responded to the complaint. As this matter is at a very early stage, we are not able at this time to determine the likelihood of loss, if any, arising from this matter.
We have also received requests for information from the Securities Exchange Commission regarding the restatement of our 2013 annual financial statements. We have been and intend to continue providing our full cooperation with the Commission.

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

On March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. We have entered into a Negotiated Resolution Agreement with the ADBG that includes a financial penalty equivalent to approximately $6.6 million of which $0.3 million has been paid and the remainder is in progress, having been delayed awaiting approval from the National Bank of Ethiopia. We have also agreed to a three-year debarment from ADBG-sponsored contracts of three inactive Madeira, Portugal-based companies that KBR and its three joint venture partners used to participate in the Bonny Island project.

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

On August 27, 2013, the District Court entered an order stating it would confirm the award even though it had been annulled in Mexico. On September 25, 2013, the District Court entered the signed final judgment of $465 million to be recovered, which includes the original confirmation of the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted cash for the judgment pending appeal. The case is now on appeal before the U.S. Court of Appeals. Briefing is now closed and we are awaiting scheduling of oral argument.

Mexico Proceedings. PEP's attempt to nullify the award in Mexico was rejected by the Mexican trial court in June 2010. PEP then filed an “amparo” action on the basis that its constitutional rights had been violated and this action was denied by the Mexican court in October 2010. PEP subsequently appealed the adverse decision with the Collegiate Court in Mexico on the grounds that the arbitration tribunal did not have jurisdiction and that the award violated the public order of Mexico. Although these arguments were presented in the initial nullification and amparo action, and were rejected in both cases, in September 2011, the Collegiate Court ruled that PEP, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction thereby nullifying the arbitration award. The Collegiate Court's decision is contrary to the ruling received from the ICC as well as the other Mexican courts which have denied PEP's repeated attempts to nullify the arbitration award. We also believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect our ability to ultimately collect the ICC arbitration award in the U.S. due to the posting of cash for the judgment pending appeal and significant assets of PEP in the U.S.

Luxembourg Collection Proceedings. In 2013, we petitioned the Luxembourg court to issue two seizure orders on the assets of PEP and PEMEX that have been served on a number of banks and financial institutions in that country, as we believe these institutions may have PEP and PEMEX assets that are subject to seizure which could be used to satisfy our award. However, under Luxembourg procedure, we will not find out the value of the seized assets until the proceeding is validated. The first seizure order is for the New York award confirmation; the second seizure order is for the performance bonds payment discussed below. PEP and PEMEX contested the first seizure order and the matter was heard on May 27, 2013 where their petition to lift the seizure order was denied. PEP and PEMEX filed an appeal and on December 18, 2013, the Luxembourg Court of Appeals stated it was dissolving the first seizure order against both PEP and PEMEX. This decision is being appealed to the Luxembourg Supreme Court.

Concurrent with our filing of the seizure order, we filed an action in Luxembourg seeking to enforce the ICC award. In

March 2013, we received an order from the Luxembourg court recognizing the award. On June 25, 2013, PEMEX and PEP filed an appeal challenging the enforcement order. We are awaiting scheduling of the hearing on the appeal. We cannot begin the validation proceeding until the appeal is concluded.

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

On June 17, 2013, after multiple proceedings in various Mexican courts and following a demand for payment, we paid $108 million to the Mexican bond company. The $108 million consists of the $80 million in outstanding bonds, plus $26 million in related interest and other expenses and $2 million in legal and banking fees.

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

Consistent with our treatment of claims, we have recorded $401 million, net of advances, in "claims and accounts receivable" as we believe it is probable we will recover the amounts awarded to us, including interest, expenses and the amounts we paid on the bonds. PEP has sufficient assets in the U.S. and Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of June 30, 2014, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds as long term.

ENI Holdings, Inc. (the Roberts & Schaefer Company)

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI Holdings, Inc. (“ENI”). ENI was the parent to the Roberts & Schaefer Company, a privately held EPC services company acquired by us in 2010. The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of June 30, 2014, the remaining escrowed holdback was $25 million and primarily related to security for indemnification obligations.

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

Note 13. Transactions with Former Parent

In connection with our initial public offering in November 2006 and the separation of our business from Halliburton, we entered into various agreements, including, among others, a master separation agreement, transition services agreements and a tax sharing agreement. Pursuant to our master separation agreement, we agreed to indemnify Halliburton for, among other matters, past, present and future liabilities related to our business and operations. We agreed to indemnify Halliburton for liabilities under various outstanding and certain additional credit support instruments relating to our business and for liabilities under litigation matters related to our business. Halliburton agreed to indemnify us for, among other things, liabilities unrelated to our business, for certain other agreed matters relating to the investigation of FCPA and related corruption allegations for the Barracuda-Caratinga project and for other litigation matters related to Halliburton’s business. See Note 12 for further discussion on the FCPA and related corruption allegations. Under the transition services agreements, Halliburton provided various interim corporate support services to us and we provided various interim corporate support services to Halliburton. The tax sharing agreement provides for certain allocations of U.S. income tax liabilities and other agreements between us and Halliburton with respect to tax matters.

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

On October 9, 2013, the accounting referee issued a report stating that KBR owed Halliburton approximately $105 million with each party bearing its own costs related to the matter. As a result, we increased our tax provision by $38 million, reduced paid-in capital by $7 million and recognized a deferred tax asset of $29 million for available foreign tax credits. Halliburton has filed a motion requesting the Texas State Court to confirm the accounting referee's decision and KBR has responded requesting that the decision be vacated. KBR also filed a motion requesting the Texas State Court to confirm the arbitration panel's June 24, 2013 ruling and Halliburton has responded requesting that the arbitration panel's ruling be vacated. The decisions on these motions are pending. As of June 30, 2014, we have recorded $107 million to our "Payable to former parent" on our condensed consolidated balance sheets, which is net of $22 million awarded to KBR by the accounting referee.

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

Note 14. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Tax benefit increase related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(24)	—	(24)	—	—	—
Repurchases of common stock	(96)	—	—	(96)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Investments by noncontrolling interests	8	—	—	—	—	8
Distributions to noncontrolling interests	(33)	—	—	—	—	(33)
Net income (loss)	(12)	—	(51)	—	—	39
Other comprehensive income, net of tax	39	—	—	—	39	—
Balance at June 30, 2014	$2,339	$2,081	$1,673	$(704)	$(701)	$(10)

Millions of dollars	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Distributions to noncontrolling interests	(55)	—	—	—	—	(55)
Net income	208	—	178	—	—	30
Other comprehensive (loss), net of tax	(30)	—	—	—	(35)	5
Balance at June 30, 2013	$2,641	$2,064	$1,875	$(611)	$(645)	$(42)

Accumulated other comprehensive loss, net of tax

	June 30,
Millions of dollars	2014	2013
Accumulated CTA, net of tax of $5 and $17	$(108)	$(139)
Accumulated pension liability adjustments, net of tax of $(216) and $(201)	(591)	(505)
Accumulated unrealized losses on derivatives, net of tax of $0 and $0	(2)	(1)
Total accumulated other comprehensive loss	$(701)	$(645)

Changes in accumulated other comprehensive loss, net of tax, by component

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	22	—	(1)	21
Amounts reclassified from accumulated other comprehensive income	1	17	—	18
Balance at June 30, 2014	$(108)	$(591)	$(2)	$(701)

Millions of dollars	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(52)	—	—	(52)
Amounts reclassified from accumulated other comprehensive income	1	16	—	17
Balance at June 30, 2013	$(139)	$(505)	$(1)	$(645)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Six Months Ended June 30,		Affected line item in the Condensed Consolidated Statements of Income
Millions of dollars	2014	2013
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(21)	$(17)	See (a) below
Tax benefit	4	1	Provision for income taxes
Net pension liability adjustment realized	$(17)	$(16)	Net of tax

(a) This item is included in the computation of net periodic pension cost. See Note 9 for further discussion.

Note 15. Share Repurchases
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

			Number of Shares Repurchased
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Millions of dollars, except for shares	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2014
Repurchases under the $350 million authorized share repurchase program	$38	$81	1,403,283	2,973,629
Repurchases under the existing share maintenance program	2	15	76,128	529,720
Total	$40	$96	1,479,411	3,503,349

Repurchases under the authorized share repurchase program were made at an average price of $26.74 and $27.25 for the three and six months ended June 30, 2014. Repurchases under the existing share maintenance program were made at an average price of $26.79 and $27.67 for the three and six months ended June 30, 2014.

Note 16. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of shares	2014	2013	2014	2013
Basic weighted average common shares outstanding	145	147	146	147
Stock options and restricted shares	—	1	—	1
Diluted weighted average common shares outstanding	145	148	146	148

For purposes of applying the two-class method in computing earnings per share, there were no net earnings allocated to participating securities for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively. The diluted earnings per share calculation did not include 3.1 million and 2.5 million antidilutive weighted average shares for the three and six months ended June 30, 2014, respectively. The diluted earnings per share calculation did not include 2.2 million and 1.7 million antidilutive weighted average shares for the three and six months ended June 30, 2013, respectively.

Note 17. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations or cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Executive Overview

Business Reorganization

During 2013, we reorganized our business to better serve our customers, improve our organizational efficiency and achieve future growth objectives. In order to attain these objectives, we separated our Hydrocarbons reportable segment into two reportable segments, Gas Monetization and Hydrocarbons. Our five reportable segments are Gas Monetization, Hydrocarbons, IGP, Services and Other. Each reportable segment, excluding Other, is led by a separate Segment President who reports directly to our Chief Operating Decision Maker ("CODM"). We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

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

Gas Monetization is actively pursuing new LNG prospects but is not expecting an EPC award on these prospects until 2015 and beyond. The new projects for LNG liquefaction and GTL facilities tend to be located near large natural gas resources. World LNG demand growth is projected to support a number of new projects and capacity expansions. The current growth in shale gas production in North America has led to a number of major LNG project developments where we are working in early contract phases on the United States Gulf Coast and Western Canada. We also continue to pursue EPC opportunities for new LNG projects in East Africa and Russia as well as capacity expansions at existing LNG facilities in Asia and Australia.

Hydrocarbons. Our Hydrocarbons business segment provides services ranging from pre-feasibility studies and front-end engineering design ("FEED") through to construction and commissioning of process facilities in a variety of remote and developed locations around the world. We design and construct oil and natural gas production facilities including fixed and floating platforms and floating liquefied natural gas facilities. In addition, we provide specialty consulting services that include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls. We also own and license our technologies and provide basic engineering and design packages for highly efficient differentiated proprietary process technologies related to the oil and gas, refining, chemicals, petrochemical, biofuels, fertilizers, coal gasification and syngas markets.

The abundant shale gas supplies in North America have also been driving renewed interest in petrochemical project investments.  We continue to be engaged in early-stage activities, FEED work and EPC projects, utilizing our process technologies and project-delivery skills reflecting this renewed interest, and we expect the global hydrocarbons markets to continue to improve in 2014 with energy demand driven by long-term global GDP growth.

Infrastructure, Government & Power. Our IGP business segment designs and executes projects for industrial, commercial and governmental agencies worldwide. These projects range from basic deliverables to complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater and pipeline projects. Our capabilities include operations, maintenance, logistics and field support, facilities management and border security, and design or build services. Our suite of services includes project management, construction management, training, and visualization software, as well as engineering, construction and project management services across the world.

Industries served by this segment include support for the U.S., United Kingdom ("U.K.") and Australian government operations, as well as diverse infrastructure markets including electric power generation, transportation and water facilities and industrial markets including mining, minerals and other industrial customers. We continue to believe opportunities for our services are growing with non-U.S. governments and with electric power generating companies investing in new natural gas-fired power generation plants in the U.S. and/or projects to improve air emissions at existing coal-fired power plants.

On January 1, 2014, we reorganized four of the five reporting units in the Infrastructure, Government and Power ("IGP") business segment into three geographic-based units.

Services. Our Services business segment delivers direct-hire construction and construction management for stand-alone construction projects in a variety of global markets as well as construction execution support on all U.S. EPC projects. We provide module assembly, fabrication and maintenance services, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including oil and gas, petrochemicals processing, mining, power, alternate energy, pulp and paper, industrial and manufacturing and consumer product industries. Our Services business segment also provides global maintenance, on-call construction, turnaround and specialty services where today more than 90 locations have embedded KBR personnel that provide commercial general contractor services for education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building customers. Our Services business segment periodically works on projects with other business segments.

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

Ventures invests capital, together with customers, lenders and other sources, in projects where one or more of KBR’s other business segments has a direct role in technology supply, engineering, construction, construction management or operations and maintenance. Project investments have been made in business sectors including defense equipment and housing, toll roads and petrochemicals. On an ongoing basis, the Company continues to evaluate opportunities for investment in government privatization, infrastructure and hydrocarbon projects where other KBR services are expected to be utilized.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Overview of Financial Results

The financial results for the second quarter of 2014 improved from the first quarter of 2014 but remain less than what we consider acceptable. These results were also down when compared to the second quarter of 2013, and in both cases the under-performance was driven by our Services and IGP business segments. Our Gas Monetization and Hydrocarbons business segments continued to benefit from low natural gas costs, which is driving activity in LNG, upstream, downstream and technology related projects. The Hydrocarbons business segment continued to experience a shift in the project mix resulting in an increase in lower margin EPC projects compared to higher margin technical services projects in the prior year. The IGP business segment’s results were impacted by a decline in overall volumes in our U.S. government support and logistics, infrastructure and minerals businesses and lower margins due to higher estimated costs to complete one of our North American power projects. The Services business segment’s pipe fabrication and module assembly business in Canada remained weak as it continues to work through existing loss projects.
    As indicated in our Form 10-K/A for the year ended December 31, 2013, one of the Canadian pipe fabrication and module assembly contracts in our Services business segment that is in a loss position is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. We have not received any new orders under this agreement in 2014.

The information below is an analysis of our consolidated results for the three months ended June 30, 2014. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Revenues	$1,659	$1,950	$(291)	(15)%

Consolidated revenues decreased in the second quarter of 2014 compared to the same period of the prior year. This decrease was primarily driven by reduced volumes resulting from the completion or near completion of projects in our Gas Monetization and Services business segments and lower overall volumes associated with our U.S. government support and logistics activities in Iraq within our IGP business segment. This decrease was partially offset by higher revenues in our Hydrocarbons business segment related to EPC contracts for downstream ammonia, urea and ethylene projects in North America.

Gross Profit	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Gross Profit	$28	$140	$(112)	(80)%

Consolidated gross profit decreased in the second quarter of 2014 compared to the same period of the prior year. This decrease was primarily attributable to increases in estimated losses at completion of $41 million related to our Canadian pipe fabrication and module assembly projects in our Services business segment and a $14 million charge due to higher expected costs at completion on a power project in our IGP business segment. The decrease was also attributable to reduced volume as we reached peak activity in the second quarter of 2013 on a project in our Gas Monetization business segment and additional fees and cost recoveries recognized on the same project in the second quarter of 2013 which did not recur in the second quarter of 2014.

General and Administrative Expenses	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
General and administrative expenses	$(60)	$(63)	$3	5%

General and administrative expenses decreased in the second quarter of 2014 compared to the same period of the prior year primarily due to reduced overhead costs resulting from headcount reductions and cost savings initiatives implemented at the end of 2013. Our general and administrative expenses for the three months ended June 30, 2014 and 2013, included $12 million and $11 million, respectively, related to our enterprise resource planning ("ERP") project. These amounts include $4 million and a negligible amount, respectively, of amortization on the completed phase of the project.

Interest Expense, net of Interest Income	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Interest expense, net of interest income	$(2)	$(1)	$(1)	(100)%

Interest expense, net of interest income increased in the second quarter of 2014 compared to the same period of the prior year. This increase was primarily attributable to interest on tax related items under a tax sharing agreement recorded in "payable to former parent" on our condensed consolidated balance sheets. See Note 13 for further discussion related to our transactions with our former parent.

Foreign Currency	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Foreign currency gains (losses)	$(4)	$4	$(8)	(200)%

In the second quarter of 2014 we had foreign currency losses as compared to foreign currency gains in the same period of the prior year. These losses were primarily attributable to unfavorable shifts in U.S. dollar positions in projects in our Gas Monetization business segment.

Provision for Income Taxes	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Income before provision for income taxes	$18	$126	$(108)	(86)%
Provision for income taxes	$(10)	$(15)	$5	33%

The decline in the provision for income taxes was principally driven by lower pretax book income, but was offset by increased valuation allowances of $10 million associated with our losses recognized in our Canada pipe fabrication and module assembly business during the three months ended June 30, 2014.

Information relating to the reconciliation between our effective tax rates for the three months ended June 30, 2014 and June 30, 2013 to the U.S. statutory federal rate is described in Note 10 to our condensed consolidated financial statements. Information regarding permanently reinvested amounts is described in Note 3 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Net income attributable to noncontrolling interests	$(16)	$(21)	$5	(24)%

Net income attributable to noncontrolling interests decreased in the second quarter of 2014 compared to the same period of the prior year. This decrease is primarily due to additional fees and cost recoveries which were recognized in our Gas Monetization business segment in the second quarter of 2013 but did not recur in the second quarter of 2014.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

For purposes of reviewing the results of operations, gross profit is calculated as business segment revenues less cost of revenues, which includes business segment overhead costs directly attributable to the business segment.

	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars	2014	2013	$	%
Revenues
Gas Monetization	$362	$593	$(231)	(39)%
Hydrocarbons	533	344	189	55%
Infrastructure, Government and Power	315	375	(60)	(16)%
Services	439	620	(181)	(29)%
Other	10	18	(8)	(44)%
Total	$1,659	$1,950	$(291)	(15)%

Gross profit (loss)
Gas Monetization	$48	$80	$(32)	(40)%
Hydrocarbons	34	44	(10)	(23)%
Infrastructure, Government and Power	(20)	8	(28)	(350)%
Services	(40)	20	(60)	(300)%
Other	5	5	—	—%
Labor cost not allocated to the business segments - favorable (unfavorable)	1	(17)	18	106%
Total	$28	$140	$(112)	(80)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$18	$17	$1	6%
Hydrocarbons	—	—	—	—%
Infrastructure, Government and Power	24	18	6	33%
Services	—	3	(3)	(100)%
Other	7	8	(1)	(13)%
Total	$49	$46	$3	7%

Gain on disposition of assets	$8	$—	$8	—%

Amounts not allocated to the business segments
General and administrative expenses	$(60)	$(63)	$3	5%
Total operating income	$25	$123	$(98)	(80)%

Gas Monetization

Gas Monetization revenues decreased by $231 million, or 39%, to $362 million in the second quarter of 2014 compared to $593 million in the same period of the prior year primarily as a result of reduced volumes on a GTL project in Nigeria, an LNG project in Algeria, and two LNG pre-FEED and FEED projects in Australia, as these projects were completed or neared completion. There was also a reduction in volume on one of our LNG projects in Australia, as we reached peak activity in the same period of the prior year, partially offset by increased activity due to project ramp-up on another LNG project in Australia.

Gas Monetization gross profit decreased by $32 million, or 40%, to $48 million in the second quarter of 2014 compared to $80 million in the same period of the prior year primarily due to additional fees and cost recoveries resulting from an increase in the volume of work, which we recognized on the same project in the second quarter of 2013 but did not recur in the second quarter of 2014. Also contributing to the decline was reduced progress as we reached peak activity in the second quarter of 2013 on one of our LNG projects in Australia.

Hydrocarbons

Hydrocarbons revenues increased by $189 million, or 55%, to $533 million in the second quarter of 2014 compared to $344 million in the same period of the prior year. This increase in revenues was primarily driven by progress on EPC contracts for downstream ammonia, urea and ethylene projects in North America.

Hydrocarbons gross profit decreased by $10 million, or 23%, to $34 million in the second quarter of 2014 compared to $44 million in the same period of the prior year. This decrease in gross profit was driven by the completion of EPC and technical services projects in prior periods, lower volume of technology license fees and higher proposal costs.

Infrastructure, Government and Power

IGP revenues decreased by $60 million, or 16%, to $315 million in the second quarter of 2014 compared to $375 million in the same period of the prior year. This decline was driven by a $71 million reduction in revenues following the March 31, 2014 completion of activities on the LogCAP IV contract supporting the U.S. military and the U.S. Department of State in Iraq. The decline in revenues was also partially attributable to reduced volumes due to close-out activities on the LogCAP III and RIO contracts ("IGP Legacy Projects"). Revenues from our IGP Legacy Projects decreased from $21 million in the second quarter of 2013 to less than $1 million during the second quarter of 2014. There was also reduced activity on projects in the infrastructure and minerals markets affected by the continuing weak market conditions in the Asia Pacific region as well as large projects nearing completion in our other markets. These decreases were partially offset by growth on an air quality control project and new awards of an EPC contract for a gas fired electric power generation project in the U.S. and U.S. government construction and base support contracts in Europe and Africa.

IGP gross profit decreased by $28 million, or 350%, to a loss of $20 million in the second quarter of 2014 compared to gross profit of $8 million in the same period of the prior year. The reduction in gross profit was driven by a $14 million charge due to higher costs at completion of a power project in North America, as well as a $9 million reduction resulting from the completion of activities on the LogCAP IV contract discussed above. In addition, the reduction in gross profit was driven by a $6 million decrease in costs and other fees related to close-out activities and additional legal fees on our IGP Legacy Projects discussed above and reduced volume related to the completion or near completion of projects in the Asia Pacific region and other markets. Partially offsetting these reductions was improved profitability resulting from overhead savings due to restructuring and other cost savings initiatives.

IGP equity in earnings in unconsolidated affiliates increased by $6 million, or 33%, to $24 million in the second quarter of 2014 compared to $18 million in the same period of the prior year. This increase was driven primarily by an insurance recovery and reduced costs of $15 million on a joint venture for a U.K. MoD project, partially offset by a reduction in volume as we near completion of construction activities on this joint venture project.

Services

Services revenues decreased by $181 million, or 29%, to $439 million in the second quarter of 2014 compared to $620 million in the same period of the prior year. This change was primarily driven by declining construction volume due to the completion or near completion of several construction projects in the U.S. and Canada, partially offset by increased activity in Canadian pipe fabrication and module assembly projects.

Services gross profit decreased by $60 million to a loss of $40 million in the second quarter of 2014, compared to profit of $20 million in the same period of the prior year. This change was primarily driven by losses of $41 million due to increases in estimated losses at completion on certain Canadian pipe fabrication and module assembly projects and a decline in the volume of construction projects in the U.S. and Canada.

Services equity in earnings in unconsolidated affiliates, decreased $3 million in the second quarter of 2014 compared to the same period of the prior year primarily because one of the vessels for MMM was out of contract until May 2014. The vessel has returned to service and improved utilization is expected in the future.

Other

Other revenues decreased by $8 million, or 44%, in the second quarter of 2014 compared to the same period of the prior year, primarily driven by the loss of revenues due to the sale of the external portion of our former Allstates Technical Services business in the fourth quarter of 2013.

Changes in Estimates

Information relating to our changes in estimates is described in Note 2 to our condensed consolidated financial statements.

Labor Cost not allocated to the Business Segments	Three Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Labor cost not allocated to the business segments - favorable (unfavorable)	$1	$(17)	$18	106%

Labor cost not allocated to the business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost over-absorption was $1 million in the second quarter of 2014 compared to under-absorption of $17 million in the same period of the prior year. Labor cost absorption improved primarily due to a combination of increased chargeability, reduced headcount and cost reductions. In addition, labor cost absorption benefited from an office closure in North America in the second quarter of 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Overview of Financial Results

The financial results for the first six months of 2014 did not meet our expectations largely due to the under-performance of our Services and IGP business segments. Our Gas Monetization and Hydrocarbons business segments continued to benefit from low natural gas costs, which is driving activity in LNG, upstream, downstream and technology related projects. Our Hydrocarbons segment continued to experience a shift in the project mix resulting in an increase in lower margin EPC projects compared to higher margin technical services projects in the prior year. The IGP business segment’s results were impacted by a lack of new awards, a decline in overall volumes in our U.S. Government support and logistics, infrastructure and minerals businesses, from charges relating to legacy commercial disputes where we have decided, in certain cases, to seek commercial resolution rather than rely on recovery through the legal process and from lower margins on one of our North American Power projects. The Services business segment’s pipe fabrication and module assembly business in Canada and its U.S. construction business experienced increases in estimated project costs, while its offshore maintenance business in Mexico generated modest revenues from two vessels which were in dry dock and out of contract during a significant portion of the first six months of 2014. Improved utilization of these vessels is expected in the future.
    As indicated in our Form 10-K/A for the year ended December 31, 2013, one of the Canadian pipe fabrication and module assembly contracts in our Services business segment that is in a loss position is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. We have not received any new orders under this agreement in 2014.
The information below is an analysis of our consolidated results for the six months ended June 30, 2014. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Revenues	$3,292	$3,779	$(487)	(13)%

Consolidated revenues decreased in the six months ended June 30, 2014 compared to the same period of the prior year. This decrease was primarily driven by reduced volumes resulting from completion, near completion or net reduction in activity on certain projects in our Gas Monetization business segment. The decrease was also driven by declining construction volume due to the completion or near completion of several construction projects in the U.S. and Canada in our Services business segment and lower overall volumes associated with our U.S. government support and logistics activities in Iraq within our IGP business segment. This decrease was partially offset by higher revenues in our Hydrocarbons business segment related to EPC contracts for downstream ammonia, urea and ethylene projects in North America.

Gross Profit	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Gross Profit	$67	$296	$(229)	(77)%

Consolidated gross profit decreased in the six months ended June 30, 2014 compared to the same period of the prior year. This decrease was primarily attributable to increases of $82 million in estimated losses at completion of our Canadian pipe fabrication and module assembly projects in our Services business segment and a shift in the project mix within our Hydrocarbons business segment which resulted in an increase in lower margin EPC projects compared to higher margin technical services projects. The decrease in gross profit was also driven by the winding down of our U.S. government support and logistics activities in Iraq, other legal fees, settlements and provisions and a $14 million charge due to higher costs at completion on a power project, all in our IGP business segment. The decrease was also attributable to additional fees and cost recoveries recognized on the same project in the second quarter of 2013 which did not recur in the second quarter of 2014.

General and Administrative Expenses	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
General and administrative expenses	$(120)	$(115)	$(5)	(4)%

General and administrative expenses increased in the six months ended June 30, 2014 compared to the same period of the prior year. The increase was primarily due to amortization of costs related to the first phase of our ERP project, which was completed in July 2013. Our general and administrative expenses for the six months ended June 30, 2014 and 2013 included $24 million and $17 million, respectively, related to our ERP project. These amounts include $8 million and a negligible amount, respectively, of amortization on the completed phase of the project.

Interest Expense, net of Interest Income	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Interest expense, net of interest income	$(4)	$(2)	$(2)	(100)%

Interest expense, net of interest income increased in the six months ended June 30, 2014 compared to the same period of the prior year. This increase was primarily attributable to interest on tax related items under a tax sharing agreement recorded in "payable to former parent" on our condensed consolidated balance sheets. See Note 12 for further discussion related to our transactions with our former parent.

Foreign Currency	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Foreign currency losses	$(11)	$—	$(11)	—%

In the six months ended June 30, 2014 we had foreign currency losses as compared to no activity in the same period of the prior year. This increase was primarily attributable to unfavorable shifts in USD positions on our Gas Monetization business segment projects in the first six months of 2014.

Provision for Income Taxes	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Income before provision for income taxes	$19	$253	$(234)	(92)%
Provision for income taxes	$(31)	$(45)	$14	31%

The decline in the provision for income taxes was principally driven by lower pretax book income, but was offset by increased valuation allowances of $24 million associated with our losses recognized in our Canada pipe fabrication and module assembly business during the six months ended June 30, 2014.

Information relating to the reconciliation between our effective tax rates for the six months ended June 30, 2014 and June 30, 2013 to the U.S. statutory federal rate is described in Note 10 to our condensed consolidated financial statements. Information regarding permanently reinvested amounts is described in Note 3 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Net income attributable to noncontrolling interests	$(39)	$(30)	$(9)	30%

Net income attributable to noncontrolling interests increased in the six months ended June 30, 2014 compared to the same period of the prior year. This increase is primarily as a result of incentive fees recognized on approved man hours on an LNG project in our Gas Monetization business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

For purposes of reviewing the results of operations, gross profit is calculated as business segment revenues less cost of revenues, which includes business segment overhead costs directly attributable to the business segment.

	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars	2014	2013	$	%
Revenues
Gas Monetization	$762	$1,188	$(426)	(36)%
Hydrocarbons	985	686	299	44%
Infrastructure, Government and Power	652	774	(122)	(16)%
Services	872	1,098	(226)	(21)%
Other	21	33	(12)	(36)%
Total	$3,292	$3,779	$(487)	(13)%

Gross profit (loss)
Gas Monetization	$143	$169	$(26)	(15)%
Hydrocarbons	56	93	(37)	(40)%
Infrastructure, Government and Power	(40)	27	(67)	(248)%
Services	(100)	31	(131)	(423)%
Other	10	8	2	25%
Labor cost not allocated to the business segments - favorable (unfavorable)	(2)	(32)	30	94%
Total	$67	$296	$(229)	(77)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$34	$27	$7	26%
Hydrocarbons	—	—	—	—%
Infrastructure, Government and Power	33	26	7	27%
Services	—	10	(10)	(100)%
Other	13	13	—	—%
Total	$80	$76	$4	5%

Gain (loss) on disposition of assets	$8	$(1)	$9	900%

Amounts not allocated to the business segments
General and administrative expenses	$(120)	$(115)	$(5)	(4)%
Total operating income	$35	$256	$(221)	(86)%

Gas Monetization

Gas Monetization revenues decreased by $426 million, or 36%, to $762 million in the six months ended June 30, 2014 compared to $1.2 billion in the same period of the prior year primarily as a result of reduced volumes on a GTL project in Nigeria, an LNG project in Algeria and several pre-FEED and FEED projects in various locations, as these projects were completed or neared completion. There was also a reduction in volume on one of our LNG projects in Australia, as we reached peak activity in the same period of the prior year. These declines were partially offset by increased activity due to project ramp-up on another LNG project in Australia.

Gas Monetization gross profit decreased by $26 million, or 15%, to $143 million in the six months ended June 30, 2014 compared to $169 million in the same period of the prior year primarily as a result of lower volumes due to completion or near completion of the projects mentioned above. Higher additional fees and cost recoveries were recognized on the increase in the volume of work on the LNG project in Australia in the six months ended June 30, 2013 compared to 2014. Gross profit for the six months ended June 30, 2014 included a $33 million net favorable settlement of certain claims on an Algerian LNG project, while gross profit for the six months ended June 30, 2013 included costs savings of $30 million on this Algerian LNG project.

Gas Monetization equity in earnings of unconsolidated affiliates increased by $7 million, or 26%, to $34 million in the six months ended June 30, 2014 compared to $27 million in the same period of the prior year, primarily due to increased activity and overall project growth on an LNG project in Australia.

Hydrocarbons

Hydrocarbons revenues increased by $299 million, or 44%, to $985 million in the six months ended June 30, 2014 compared to $686 million in the same period of the prior year. This increase in revenues was primarily driven by progress on EPC contracts for downstream ammonia, urea and ethylene projects in North America.

Hydrocarbons gross profit decreased by $37 million, or 40%, to $56 million in the six months ended June 30, 2014 compared to $93 million in the same period of the prior year. This decrease in gross profit was driven by the completion of EPC and technical services projects in prior periods, lower volume of technical license fees and higher proposal costs. This decrease was also driven by $17 million relating to lower margins on two technical services projects in the Middle East and close out costs and increased cost to complete two EPC projects in North America, one legacy dispute and one project nearing completion.

Infrastructure, Government and Power

IGP revenues decreased by $122 million, or 16%, to $652 million in the six months ended June 30, 2014 compared to $774 million in the same period of the prior year. This decline was driven by a $129 million reduction in revenues following the March 31, 2014 completion of activities on the LogCAP IV contract supporting the U.S. military and the U.S. Department of State in Iraq. The decline in revenues was also partially attributable to reduced volumes due to close-out activities on our IGP Legacy Projects. Revenues from the IGP Legacy Projects decreased from $39 million in the six months ended June 30, 2013 to $5 million in the six months ended June 30, 2014. There was also reduced activity on projects in the infrastructure and minerals markets affected by the continuing weak market conditions in the Asia Pacific region as well as large projects nearing completion in our other regions. These decreases were partially offset by growth on an air quality control project and new awards of an EPC contract for a gas fired electric power generation project in the U.S., U.S. government construction and base support contracts in Europe and Africa and increased activity on multiple contracts for the U.K. MoD.

IGP gross profit decreased by $67 million, or 248%, to a loss of $40 million in the six months ended June 30, 2014 compared to gross profit of $27 million in the same period of the prior year. The reduction in gross profit was driven by several factors including a charge of $14 million due to higher estimated costs at completion on a power project in North America, as well as a $16 million reduction resulting from the completion of activities on the LogCAP IV contract discussed above. In addition, the reduction in gross profit was driven by a $15 million decrease in costs and incentive fees related to close-out activities as well as additional legal fees on our IGP Legacy Projects discussed above and reduced volume related to the completion or near completion of projects in the Asia-Pacific region and other markets. Partially offsetting these reductions was improved profitability resulting from overhead savings due to restructuring and other cost saving initiatives.

IGP equity in earnings in unconsolidated affiliates increased by $7 million, or 27%, to $33 million in the six months ended June 30, 2014 compared to $26 million in the same period of the prior year. This increase was driven primarily by insurance recovery and reduced costs of $15 million on a joint venture for a U.K. MoD project, offset by a reduction in volume as we near completion of construction activities on this joint venture project.

Services

Services revenues decreased by $226 million, or 21%, to $872 million in the six months ended June 30, 2014 compared to $1.1 billion in the same period of the prior year. This change was primarily driven by declining construction volume due to the completion or near completion of several construction projects in the U.S. and Canada, partially offset by increased activity in Canadian pipe fabrication and module assembly projects.

Services gross profit decreased by $131 million, to a loss of $100 million in the six months ended June 30, 2014 compared to $31 million in the same period of the prior year. This change was primarily driven by increases in estimated losses at completion on certain Canadian pipe fabrication and module assembly projects of $82 million and by a decline in the volume of construction projects in the U.S. and Canada. Additional project costs of $16 million due to schedule delays and liquidated damages were also recognized on construction projects in North America.

Services equity in earnings in unconsolidated affiliates decreased $10 million in the six months ended June 30, 2014 compared to the same period of the prior year primarily because the vessels for MMM were out of contract for a significant portion of the six months ended June 30, 2014. The vessels returned to service and improved utilization is expected in the future.

Other

Other revenues decreased by $12 million, or 36%, in the six months ended June 30, 2014 compared to the same period of the prior year, primarily driven by the loss of revenues due to the sale in the fourth quarter of 2013 of the external portion of our former Allstates Technical Services business. Gross profit increased by $2 million, or 25%, in the six months ended June 30, 2014 compared to the same period of the prior year and was driven by lower overheads.

Changes in Estimates

Information relating to our changes in estimates is described in Note 2 to our condensed consolidated financial statements.

Labor Cost not allocated to the Business Segments	Six Months Ended June 30,
			2014 vs. 2013
Millions of dollars, except for percentages	2014	2013	$	%
Labor cost not allocated to the business segments - favorable (unfavorable)	$(2)	$(32)	$30	94%

Labor cost not allocated to the business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost under-absorption was $2 million in the six months ended June 30, 2014 compared to under-absorption of $32 million over the same period of the prior year. Labor cost absorption improved primarily due to a combination of increased chargeability, reduced headcount and cost reductions. In addition, labor cost absorption benefited from an office closure in North America in the first six months of 2013.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues and our pro-rata share of work to be performed by unconsolidated joint ventures we expect to realize in the future as a result of performing work on contracts. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive in nature and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. For certain long-term service contracts with a defined contract term, such as those associated with privately financed projects, the amount included in backlog is limited to five years.

Included in the backlog table below is our proportionate share of unconsolidated joint ventures estimated revenues. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $5.2 billion at June 30, 2014 and $5.5 billion at December 31, 2013. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.1 billion at June 30, 2014 and $1.5 billion at December 31, 2013. Backlog attributable to unfunded government orders was $59 million at June 30, 2014 and $166 million at December 31, 2013. The following table summarizes our backlog by business segment.

	December 31,		Changes in scope on existing contracts		June 30,
Millions of dollars	2013	New Awards		Net Workoff (a)	2014
Gas Monetization	$6,169	$42	$(192)	$(796)	$5,223
Hydrocarbons	2,619	289	378	(987)	2,299
Infrastructure, Government and Power	2,079	638	230	(697)	2,250
Services	2,254	321	67	(873)	1,769
Other	997	—	(28)	(19)	950
Total backlog	$14,118	$1,290	$455	$(3,372)	$12,491

(a) - These amounts include the net workoff of our projects as well as our proportionate share of the net workoff of our unconsolidated joint ventures projects.

We estimate that as of June 30, 2014, 47% of our backlog will be executed within one year. As of June 30, 2014, 44% of our backlog was attributable to fixed-price contracts and 56% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and cash equivalents totaled $969 million at June 30, 2014 and $1.1 billion at December 31, 2013 as follows:

	June 30,	December 31,
Millions of dollars	2014	2013
Domestic U.S. cash	$272	$355
International cash	622	675
Joint venture cash	75	76
Total	$969	$1,106

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

Joint venture cash balances reflect the amounts held by joint venture entities we consolidate for financial reporting purposes. Such amounts are limited to joint venture activities and are not readily available to us for general purposes. However, portions of such amounts may become available to us in the future should there be distribution of dividends to the joint venture partners. We expect the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

Summary of Cash Flow Activity
	Six Months Ended June 30,
Millions of dollars	2014	2013
Cash flows provided by (used in) operating activities	$20	$(97)
Cash flows used in investing activities	(25)	(34)
Cash flows used in financing activities	(147)	(69)
Effect of exchange rate changes on cash	15	(53)
Decrease in cash and equivalents	$(137)	$(253)

Operating activities. Cash provided by operations totaled $20 million in the first six months of 2014 and was primarily attributable to fluctuations in our working capital accounts. This increase was partially offset by contributions of approximately $24 million to our pension funds.

Cash used in operations totaled $97 million in the first six months of 2013 and was driven by our payment of $108 million in outstanding performance bonds to PEMEX Exploration and Production ("PEP") (see Note 12). In addition, we contributed approximately $12 million to our pension funds.

Investing activities. Cash used in investing activities totaled $25 million in the first six months of 2014, which was due to purchases of property, plant and equipment associated with information technology projects.

Cash used in investing activities totaled $34 million in the first six months of 2013 which was due to capital expenditures associated with information technology projects.

Financing activities. Cash used in financing activities totaled $147 million in the first six months of 2014 and included $96 million for the purchase of treasury stock, $24 million for the payments of dividends to common shareholders, $25 million for distributions to noncontrolling interests and $7 million for principal payments on short-term and long-term borrowings, which consists primarily of nonrecourse debt of our Fasttrax variable interest entity. The uses of cash were partially offset by $5 million of proceeds from the exercise of stock options.

Cash used in financing activities totaled $69 million in the first six months of 2013 and included $46 million for distributions to noncontrolling interests, $12 million for the payments of dividends to common shareholders, $9 million for principal payments on short-term and long-term borrowings, which consists primarily of nonrecourse debt of our Fasttrax variable interest entity, and $6 million for the purchase of treasury stock. The uses of cash were partially offset by $4 million of proceeds from the exercise of stock options.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our customers, cash derived from working capital management and cash borrowings under our Credit Agreement as well as potential litigation proceeds.

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

Other factors potentially affecting liquidity

Canada Project Losses. As disclosed in Note 1, our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our condensed consolidated balance sheet consists of $115 million related to our Canadian pipe fabrication and module assembly projects. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2015.

Liquidated damages. Information relating to our liquidated damages is described in Note 5 to our condensed consolidated financial statements.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of June 30, 2014, there were $184 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, including financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At June 30, 2014, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 12 to our condensed consolidated financial statements). At June 30, 2014, the remaining availability under the Distribution Cap was approximately $501 million.

Pursuant to the terms of the Credit Agreement, an event of default is triggered if any certificate furnished to the bank syndicate is incorrect or proves to have been incorrect, when made or deemed made. In our Current Report on Form 8-K filed May 5, 2014, we announced that the previously issued consolidated financial statements as of and for the year ended December 31, 2013 as filed on February 27, 2014 should no longer be relied upon. At that time the management certifications to our financial institutions under the Credit Agreement were no longer valid. In our Current Report on Form 8-K filed May 13, 2014, we announced that we received a waiver under our Credit Agreement, providing for the waiver of compliance with certain representations, warranties and covenants of the Credit Agreement. The waiver relates to certain defaults triggered, or which might have been triggered, by our restatement of the December 31, 2013 financial statements and related documents. After giving effect to the waiver and the fact that our filings of our financial results are now current, no event of default exists under the Credit Agreement as a result of the restatement and we may request the issuance of new letters of credit and loan advances under the Credit Agreement in accordance with its terms.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 8 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.3 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and, as of June 30, 2014, we have utilized $649 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $184 million issued under our Credit Agreement and $465 million issued under uncommitted bank lines at June 30, 2014. Of the letters of credit outstanding under our Credit Agreement, approximately $1 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $250 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Transactions with Former Parent

Information relating to our transactions with former parent commitments and contingencies is described in Note 13 to our condensed consolidated financial statements.

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

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 11 and 12 to the condensed consolidated financial statements.

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
As a result of the foregoing, we have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and regulations, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
In light of the material weaknesses identified below, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect our financial position and results of operations as of and for the quarter ended June 30, 2014. As a result, notwithstanding the material weaknesses as described above, management concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
 This material weakness resulted in misstatements in the accounting for the foreign currency effects on long-term construction contracts. The misstatements were corrected prior to issuance of the Company’s December 31, 2013 Annual Report on Form 10-K and in the restatement of the consolidated financial statements as of and for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K/A.
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

Material weakness related to control environment for our Canadian pipe fabrication and module assembly business. In response to this material weakness we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Currently, our plan to remediate this material weakness during fiscal year 2014 in our Canada pipe fabrication and module assembly business includes:

•
Conduct town hall meetings throughout the Company's worldwide organization led by executive management to reinforce the requirement for employees to follow the Company's corporate culture, policies and procedures.

•	Change certain management and increase the number of qualified professionals.

•	Provide training to new and key personnel on roles and responsibilities, including line of communications in the event of concerns.

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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Information related to various commitments and contingencies is described in Notes 11 and 12 to the condensed consolidated financial statements and in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings and the information discussed therein is incorporated herein.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenues is generated from transactions with Chevron, primarily from our Gas Monetization business segment. Revenues from Chevron represented 17% of our total consolidated revenues for the six months ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2014. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2014
Repurchase program	1,419,614	$26.74	1,419,614	$268,540,938
Maintenance program	43,263	$26.74	—	—
Employee transactions	15,303	$27.19	—	—
May 1 – 31, 2014
Repurchase program (2)	(10,392)	$26.74	(10,392)	$268,818,819
Maintenance program (2)	10,392	$26.74	—	—
Employee transactions	268	$23.20	—	—
June 2 – 30, 2014
Repurchase program (2)	(5,939)	$26.74	(5,939)	$268,977,628
Maintenance program (2)	5,939	$26.74	—	—
Employee transactions	963	$24.25	—	—
Total
Repurchase program	1,403,283	$26.74	1,403,283	$268,977,628
Maintenance program	59,594	$26.74	—	—
Employee transactions	16,534	$26.95	—	—

(1)	Represents remaining authorization that may be used for repurchases pursuant to the share repurchase program authorized and announced on February 25, 2014.

(2)	There were no share repurchases during the period. However, shares were issued to cover vesting on our share maintenance program.

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

10.1+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated April 9, 2014; File No. 1-33146)

10.2	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
***	Interactive data files

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

Date: July 31, 2014