Form 10-Q
period 2014-09-30
KBR, INC.
filed 2014-11-04
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 1-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4536774
(State of incorporation)	(I.R.S. Employer Identification No.)

601 Jefferson Street, Suite 3400, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 753-3011
(Registrant's telephone number including area code)

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

As of October 16, 2014, there were 145,078,983 shares of KBR, Inc. common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Income (Loss)
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Revenues	$1,657	$1,755	$4,949	$5,534
Cost of revenues	(1,627)	(1,641)	(4,852)	(5,124)
Gross profit	30	114	97	410
Equity in earnings of unconsolidated affiliates	38	31	118	107
General and administrative expenses	(58)	(66)	(178)	(181)
Gain (loss) on disposition of assets	—	—	8	(1)
Operating income	10	79	45	335
Interest income (expense), net	3	(1)	(1)	(3)
Foreign currency gains (losses)	7	(2)	(4)	(2)
Other non-operating income (expenses)	24	(1)	23	(2)
Income before income taxes and noncontrolling interests	44	75	63	328
Benefit (provision) for income taxes	1	(60)	(30)	(105)
Net income	45	15	33	223
Net income attributable to noncontrolling interests	(15)	(62)	(54)	(92)
Net income (loss) attributable to KBR	$30	$(47)	$(21)	$131
Net income (loss) attributable to KBR per share:
Basic	$0.21	$(0.32)	$(0.14)	$0.88
Diluted	$0.21	$(0.32)	$(0.14)	$0.88
Basic weighted average common shares outstanding	145	148	145	148
Diluted weighted average common shares outstanding	145	148	145	149
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.16
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		As Restated		As Restated
Net income	$45	$15	$33	$223
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (“CTA”):
Cumulative translation adjustments, net of tax	(49)	16	(27)	(36)
Reclassification adjustment for CTA included in net income	—	—	1	1
Net cumulative translation adjustment, net of taxes	(49)	16	(26)	(35)
Pension liability adjustments, net of tax:
Pension liability adjustments, net of tax	—	—	—	—
Reclassification adjustment for pension liability gains included in net income	8	4	25	20
Net pension liability adjustments, net of taxes	8	4	25	20
Unrealized (losses) on derivatives:
Unrealized holding (losses) on derivatives, net of tax	—	—	(1)	—
Reclassification adjustment for losses included in net income	(1)	—	(1)	—
Net unrealized loss on derivatives, net of taxes	(1)	—	(2)	—
Other comprehensive income (loss), net of tax	(42)	20	(3)	(15)
Comprehensive income, net of tax	3	35	30	208
Less: Comprehensive income attributable to noncontrolling interests	(16)	(64)	(55)	(99)
Comprehensive income (loss) attributable to KBR	$(13)	$(29)	$(25)	$109
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,048	$1,106
Accounts receivable, net of allowance for doubtful accounts of $21 and $18	964	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	509	399
Deferred income taxes	151	168
Other current assets	151	196
Total current assets	2,823	2,925
Property, plant, and equipment, net of accumulated depreciation of $426 and $397 (including net PPE of $61 and $67 owned by a variable interest entity)	410	415
Goodwill	771	772
Intangible assets, net of accumulated amortization of $120 and $112	76	85
Equity in and advances to unconsolidated affiliates	149	156
Deferred income taxes	367	344
Claims and accounts receivable	598	628
Other assets	192	113
Total assets	$5,386	$5,438
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$698	$747
Payable to former parent	81	105
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	456	401
Accrued salaries, wages and benefits	213	235
Nonrecourse project debt	10	10
Other current liabilities	438	409
Total current liabilities	1,896	1,907
Pension obligations	423	477
Employee compensation and benefits	121	114
Income tax payable	118	70
Deferred income taxes	91	86
Nonrecourse project debt	70	78
Deferred income from unconsolidated affiliates	102	—
Other liabilities	248	267
Total liabilities	3,069	2,999
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 174,459,008 and 173,924,509 shares issued, and 145,078,797 and 148,195,208 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,085	2,065
Accumulated other comprehensive loss ("AOCL")	(744)	(740)
Retained earnings	1,692	1,748
Treasury stock, 29,380,211 shares and 25,729,301 shares, at cost	(708)	(610)
Total KBR shareholders’ equity	2,325	2,463
Noncontrolling interests ("NCI")	(8)	(24)
Total shareholders’ equity	2,317	2,439
Total liabilities and shareholders’ equity	$5,386	$5,438
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
		As Restated
Cash flows from operating activities:
Net income	$33	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	49
Equity in earnings of unconsolidated affiliates	(118)	(107)
Deferred income tax (benefit) expense	(2)	61
Gain on negotiated settlement with former parent	(24)	—
Other	25	18
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	66	124
Costs and estimated earnings in excess of billings on uncompleted contracts	(109)	(41)
Accounts payable	(43)	(64)
Billings in excess of costs and estimated earnings on uncompleted contracts	53	(101)
Accrued salaries, wages and benefits	(16)	(14)
Reserve for loss on uncompleted contracts	13	30
Receipts of advances from unconsolidated affiliates, net	14	12
Distributions of earnings from unconsolidated affiliates	212	151
Payment on performance bonds for EPC 1 project in Mexico	—	(108)
Income taxes payable	22	(168)
Pension funding	(37)	(26)
Other assets and liabilities	34	42
Total cash flows provided by operating activities	178	81
Cash flows from investing activities:
Purchases of property, plant and equipment	(46)	(57)
Proceeds from sale of assets and investments	9	7
Total cash flows used in investing activities	$(37)	$(50)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
		As Restated
Cash flows from financing activities:
Payments to reacquire common stock	$(102)	$(7)
Distributions to noncontrolling interests, net of investments	(39)	(49)
Payments of dividends to shareholders	(35)	(24)
Net proceeds from issuance of common stock	4	5
Payments on short-term and long-term borrowings	(7)	(9)
Other	1	1
Total cash flows used in financing activities	(178)	(83)
Effect of exchange rate changes on cash	(21)	(42)
Decrease in cash and equivalents	(58)	(94)
Cash and equivalents at beginning of period	1,106	1,053
Cash and equivalents at end of period	$1,048	$959
Supplemental disclosure of cash flows information:
Cash paid for interest	$9	$9
Cash paid for income taxes (net of refunds)	$13	$107
Noncash operating activities
Other assets change for Barracuda arbitration (Note 13)	$—	$(219)
Other liabilities change for Barracuda arbitration (Note 13)	$—	$219
Noncash financing activities
Dividends declared	$12	$12
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 and is headquartered in Houston, Texas. KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", the "Company", "we", "us" or "our") is a global engineering, procurement, construction, and services company supporting the energy, hydrocarbons, power, industrial, civil infrastructure, minerals, government services and commercial markets. Our capabilities include engineering, procurement, construction and construction management, technology licensing, operations and maintenance and other support services for a diverse, global customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, regulated utilities, manufacturers, power and mining companies and domestic and foreign governments.

Strategic Review

Following the June 2014 appointment of Mr. Stuart Bradie, our CEO, we announced plans to undertake a global strategic review of our business. We are currently performing this review with a view to enhancing shareholder value.  At the conclusion of the strategic review, we expect to make recommendations and seek approval from the Board of Directors as to a proposed course of action. We are targeting substantial completion of this review in the fourth quarter of 2014. It is possible that the outcome of our strategic review could result in the restructuring of our business and a reorganization of our reportable business segments. It is possible that as a result of decisions reached as part of the strategic review, we may have a different perspective on our reporting units and the forecasts of cash flow used in estimating the fair value of our reporting units as part of our annual testing of goodwill and other intangibles for impairment. These changes could impact the outcome of our annual goodwill impairment analysis and may result in other restructuring charges.

Principles of Consolidation

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned, controlled subsidiaries and variable interest entities of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 7 to our condensed consolidated financial statements for further discussion on our equity investments and variable interest entities. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation. For the nine months ended September 30, 2014, we recorded $8 million for an error originating in 2013 related to the gain from receipts of insurance proceeds. The net effect of the correction was a decrease in 2014 net loss of $8 million.

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statement of income, condensed consolidated balance sheets and the condensed consolidated statements of cash flows. Effective December 31, 2013, we reclassified equity in earnings of unconsolidated affiliates from revenues to a separate component of operating income on our condensed consolidated statement of income. We reclassified the three months and nine months ended September 30, 2013 amounts to conform to our revised presentation as a component of operating income but not a component of revenues.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have made the appropriate adjustments and included the appropriate disclosures.

Restatement of Previously Reported Condensed Consolidated Financial Statements

As indicated in our 2013 Annual Report on Form 10-K/A, we have restated our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows and the related notes for the three and nine months ended September 30, 2013. We determined the restatement was necessary due to the materiality of the $89 million of additional estimated costs to complete our Canadian pipe fabrication and module assembly contracts within our Services business segment which we identified subsequent to filing our Form 10-K on February 27, 2014 and which we corrected in our Form 10-K/A filed on May 30, 2014.

The restatement had the following impact on the condensed consolidated statements of income for the three and nine months ended September 30, 2013:

•
a reduction in "revenues" of $25 million consisting of a $28 million decrease related to the error on the contracts within our Services business segment, a $4 million increase related to an error on a long-term construction project in our Gas Monetization business segment and a $1 million decrease related to the correction of several immaterial errors;

•
an increase in "cost of revenues" of $62 million due to the recognition of a $61 million reserve for losses on uncompleted contracts related to the error on the contracts within our Services business segment and $1 million related to other immaterial corrections; and

•
a $15 million tax benefit consisting of a $9 million tax benefit related to the error in our Services business segment and a $6 million tax benefit representing the tax effect of the correction of several immaterial errors.

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

•	uncollectible receivables, claims to and from customers, recoveries of costs from subcontractors, vendors and others,

•	provisions for income taxes, recoverability of deferred tax assets and valuation of uncertain tax positions,

•	recoverability of goodwill, other intangibles and long-lived assets and related estimated lives,

•	recoverability of equity method and cost method investments,

•	valuation of pension obligations,

•	accruals for estimated liabilities and litigation outcomes,

•	consolidation of variable interest entities, and

•	valuation of stock-based compensation.

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

Gross Profit

Gross profit represents revenues less the cost of revenues, which includes overhead costs directly attributable to the business segment. See Note 2 to our condensed consolidated financial statements for presentation of our gross profit by reportable segment.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

We establish an allowance for doubtful accounts based on the assessment of the customers’ willingness and ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due. See Note 4 to our condensed consolidated financial statements for our discussion on accounts receivable.

Retainage, included in accounts receivable, represents amounts withheld from billings by our customers pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks on the project. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage receivable excludes amounts withheld by the United States ("U.S.") government on certain contracts. See Note 11 to our condensed consolidated financial statements for our discussion on U.S. government receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts (including Claims) and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE") represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts. See Note 5 to our condensed consolidated financial statements for our discussion on CIE and BIE.

Unapproved Change Orders and Claims

When estimating the amount of total gross profit or loss on a contract, we sometimes include unapproved change orders and claims to our customers as adjustments to revenues when the criteria under ASC 605-35 is met. We also include estimates of claims to vendors, subcontractors and others as adjustments to total estimated costs. Unapproved change orders and claims are recorded to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until they are finalized or approved.

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

Share-based Compensation

Effective January 1, 2014, we changed our methodology for estimating the expected term of our option awards from the simplified method and now measure subsequent stock option awards using an expected term based on KBR’s historical experience.

Reserve for Estimated Losses on Uncompleted Contracts

Our reserve for estimated losses on uncompleted contracts is included in "other current liabilities" on our condensed consolidated balance sheet. Our total reserve as of September 30, 2014 and December 31, 2013 is $118 million and $109 million, respectively, including $87 million and $97 million, respectively, related to our Canadian pipe fabrication and module assembly projects. Based on current contracts and work authorizations, we anticipate completion of these Canadian pipe fabrication and module assembly projects in 2015. See Note 2 to our condensed consolidated financial statements for additional information on changes in estimates related to our Canadian pipe fabrication and module assembly projects.

Note 2. Business Segment Information

Our business segment information has been prepared in accordance with ASC 280 - Segment Reporting. Certain reporting units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include our Ventures and Technical Staffing Resources (formerly a part of Allstates Technical Services) lines of business as well as corporate expenses not included in the operating segments’ results.

Reportable segment performance is evaluated by our Chief Operating Decision Maker ("CODM") using reportable segment gross profit (loss) which is defined as business segment revenues less the cost of revenues, which includes overhead costs directly attributable to the segment, but excludes equity in earnings of unconsolidated affiliates.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates and operating income (loss) by reporting segment.
Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2014	2013	2014	2013
		As Restated		As Restated
Revenues:
Gas Monetization	$343	$537	$1,105	$1,725
Hydrocarbons	559	364	1,544	1,050
Infrastructure, Government and Power	342	373	994	1,147
Services	405	465	1,277	1,563
Other	8	16	29	49
Total	$1,657	$1,755	$4,949	$5,534
Gross profit (loss):
Gas Monetization	$41	$136	$184	$305
Hydrocarbons	18	40	74	133
Infrastructure, Government and Power	(40)	17	(80)	44
Services	2	(73)	(98)	(42)
Other	6	4	16	12
Labor cost absorption not allocated to the business segments - favorable (unfavorable)	3	(10)	1	(42)
Total	$30	$114	$97	$410
Equity in earnings of unconsolidated affiliates:
Gas Monetization	$23	$19	$57	$46
Hydrocarbons	—	—	—	—
Infrastructure, Government and Power	7	9	40	35
Services	4	1	4	11
Other	4	2	17	15
Total	$38	$31	$118	$107
Segment operating income (loss):
Gas Monetization	$64	$155	$241	$351
Hydrocarbons	18	40	74	133
Infrastructure, Government and Power	(33)	26	(40)	79
Services	6	(72)	(94)	(31)
Other	10	6	41	26
Labor cost absorption not allocated to the business segments - favorable (unfavorable)	3	(10)	1	(42)
Corporate general and administrative expense not allocated to the business segments	(58)	(66)	(178)	(181)
Total operating income	$10	$79	$45	$335

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

Our Services business segment recognized revisions in our estimates of losses at completion on our Canadian pipe fabrication and module assembly projects of $80 million during the nine months ended September 30, 2014. All of these projects were in loss positions at September 30, 2014 and December 31, 2013. Our estimates of revenues and costs at completion on these projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, the Canadian labor market, the nature, complexity and material quantities of modules outlined on drawings submitted by our customers, our contractual arrangements and our ability to accumulate information and negotiate final contract settlements with our customers. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. Our estimated losses as of September 30, 2014 on these projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these projects as of September 30, 2014.

During the three and nine months ended September 30, 2014, our IGP business segment recognized revisions in estimates of costs at completion of $33 million and $47 million, respectively, on a power project in North America. Additionally, our Hydrocarbons business segment recognized revisions in estimates of costs at completion of $18 million in the three and nine months ended September 30, 2014 on a North American EPC project reflecting higher estimated costs at completion. Both of these projects were in loss positions at September 30, 2014.

We recognized revisions in estimates primarily associated with approved man hours which resulted in a $21 million positive impact on the gross profit of our Gas Monetization business segment. Additionally, our Gas Monetization business segment recognized revisions in estimates resulting from a favorable settlement of claims which had a $33 million net positive impact on gross profit. Both of these revisions to estimates were recognized in the first quarter of 2014.

Significant revisions to contract estimates as a result of client-driven revised project man-hour estimates had a $90 million positive impact during the three months ended September 30, 2013 and a $141 million positive impact during the nine months ended September 30, 2013 on the gross profit of our Gas Monetization business segment.

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

The components of our cash and cash equivalents balance are as follows:

	September 30, 2014
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash	$362	$215	$577
Time deposits	348	43	391
Cash held in joint ventures	64	16	80
Total	$774	$274	$1,048

	December 31, 2013
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash	$197	$215	$412
Time deposits	478	140	618
Cash held in joint ventures	67	9	76
Total	$742	$364	$1,106

(a)	Includes deposits held in non-U.S. operating accounts considered to be permanently reinvested outside the U.S. and for which no incremental U.S. tax has been provisioned or paid.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

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

Restricted Cash

Restricted cash included in "other current assets" on our condensed consolidated balance sheets was $17 million and $1 million as of September 30, 2014 and December 31, 2013, respectively. This was primarily related to amounts held in foreign banks for which we have restrictions of use for general business purposes.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	September 30, 2014
Dollars in millions	Trade	Retainage	Total
Gas Monetization	$126	$—	$126
Hydrocarbons	319	21	340
Infrastructure, Government and Power	188	29	217
Services	239	40	279
Other	2	—	2
Total	$874	$90	$964

	December 31, 2013
Dollars in millions	Trade	Retainage	Total
Gas Monetization	$255	$—	$255
Hydrocarbons	284	31	315
Infrastructure, Government and Power	137	15	152
Services	278	54	332
Other	2	—	2
Total	$956	$100	$1,056

In addition, noncurrent retainage receivable included in "other assets" on our condensed consolidated balance sheets was $7 million and $14 million as of September 30, 2014 and December 31, 2013, respectively, primarily related to an EPC contract for a gas fired electric power generation project in the U.S. in 2014 and a power project in North America in 2013, both in our IGP business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2014	2013
Gas Monetization	$5	$34
Hydrocarbons	255	146
Infrastructure, Government and Power	100	131
Services	144	83
Other	5	5
Total	$509	$399

Our BIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2014	2013
Gas Monetization	$40	$30
Hydrocarbons	185	139
Infrastructure, Government and Power	211	199
Services	20	33
Other	—	—
Total	$456	$401

Unapproved Change Orders and Claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2014	2013
Amounts included in estimated project revenues at completion at January 1,	$115	$167
Increase in estimated project revenues at completion	81	69
Approved by client	(134)	(26)
Amounts included in estimated project revenues at completion at September 30,	$62	$210

Amounts recorded in revenues on a percentage-of-completion basis at September 30,	$53	$165

In 2014, approved change orders reflect approvals on an air quality project in the U.S. and an EPC contract for a gas fired electric power generation project in U.S. and a construction project in our Services business segment for which the client routinely issues scope changes which are subsequently followed with a change order.

Included in our 2013 estimated project revenues are increases related to the construction project in our Services business segment mentioned above.

The table above excludes unapproved change orders and claims related to our unconsolidated subsidiaries. Our proportionate share of unapproved change orders and claims on a percentage-of-completion basis were $84 million as of September 30, 2014 and $54 million as of September 30, 2013 on a project in our Gas Monetization business segment.

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

Based upon our evaluation of our performance and other legal analysis, we have not accrued for possible but not probable liquidated damages related to several projects totaling $12 million at September 30, 2014 and $10 million at December 31, 2013 that we could incur based upon completing the projects as currently forecasted.

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we hold advances from customers to assist us in financing project activities, including subcontractor costs. As of September 30, 2014 and December 31, 2013, $42 million and $50 million, respectively, of these finance-related advances are included in BIE on our condensed consolidated balance sheets.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	September 30,	December 31,
Dollars in millions	2014	2013
Hydrocarbons	$401	$401
Infrastructure, Government and Power	196	226
Other	1	1
Total	$598	$628

Hydrocarbons claims and accounts receivable includes $401 million related to the EPC 1 arbitration award. We expect this legal judgment of $465 million to be recovered from Petróleos Mexicanos ("PEMEX") Exploration and Production ("PEP"), which includes the original confirmation of the 2009 arbitration award and approximately $106 million for 2013 performance bonds recovery and post judgment interest. See Note 12 to our condensed consolidated financial statements for further discussion on our EPC 1 arbitration.

IGP claims and accounts receivable includes $196 million of claims for costs incurred under various U.S. government contracts. See "Other Matters" in Note 11 to our condensed consolidated financial statements for further discussion on our U.S. government matters.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2014	2013
Balance at January 1,	$156	$217
Equity in earnings of unconsolidated affiliates	118	107
Dividends received (a)	(212)	(151)
Advances	(14)	(12)
Cumulative translation adjustment	(1)	(7)
Balance at September 30, before reclassification	47	154
Reclassification of excess distributions (a)	102	—
Balance at September 30,	$149	$154

(a)
During the third quarter of 2014, we received dividend distributions in excess of the carrying value of our investments by $102 million. We have no obligation to return any portion of the dividends received. We reclassified the excess distribution to “deferred income from unconsolidated affiliates” on our condensed consolidated balance sheets and this amount will be reduced as we recognize our share of future earnings.

Related Party Transactions

We often provide engineering, construction management and other services, as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. As of September 30, 2014 and 2013, our revenues included $228 million and $186 million, respectively, primarily related to services we provided to our Ichthys LNG project joint venture.

Amounts included in our condensed consolidated balance sheets related to services we provided to our joint ventures as of September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
Dollars in millions	2014	2013
Accounts receivable, net of allowance for doubtful accounts	$2	$6
Costs and estimated earnings in excess of billings on uncompleted contracts	$2	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$23	$24

Our related party accounts payable for both periods were immaterial.

Equity Method Investments

Summarized financial information for all jointly owned operations including variable interest entities that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	September 30,	December 31,
Dollars in millions	2014	2013
Current assets	$3,968	$4,114
Noncurrent assets	4,212	4,222
Total assets	$8,180	$8,336

Current liabilities	$3,597	$3,679
Noncurrent liabilities	4,273	4,400
Total liabilities	$7,870	$8,079

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2014	2013	2014	2013
Revenues	$1,728	$1,400	$4,336	$3,548
Operating income	$175	$135	$503	$434
Net income	$101	$81	$307	$276

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

	September 30, 2014
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$126	$17
Ichthys LNG project	$30	$37	$30
U.K. Road projects	$35	$12	$35
EBIC Ammonia project	$43	$2	$27
Fermoy Road project	$4	$5	$4

Dollars in millions	December 31, 2013
	Total assets	Total liabilities
Aspire Defence project	$20	$2
Ichthys LNG project	$1	$18
U.K. Road projects	$34	$8
EBIC Ammonia project	$47	$2
Fermoy Road project	$1	$2

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

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2014
	Total assets	Total liabilities
Gorgon LNG project	$372	$399
Escravos Gas-to-Liquids project	$32	$52
Fasttrax Limited project	$90	$89

Dollars in millions	December 31, 2013
	Total assets	Total liabilities
Gorgon LNG project	$446	$476
Escravos Gas-to-Liquids project	$43	$72
Fasttrax Limited project	$96	$98

Note 8. Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. Ministry of Defence ("MoD") to provide a Heavy Equipment Transporter Service to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters ("HETs") for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

The secured bonds were issued in two classes consisting of a Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and a Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Semi-annual payments on both classes of bonds commenced in March 2005 and will continue through maturity in 2021. The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16% over the term of the notes until maturity in 2025. Semi-annual payments on the subordinated notes commenced in March 2006. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.

Note 9. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	23	1	18
Expected return on plan assets	(1)	(26)	(2)	(19)
Recognized actuarial loss	1	10	1	7
Net periodic benefit cost	$1	$8	$—	$7

	Nine Months Ended September 30,
	2014		2013
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2
Interest cost	2	68	2	59
Expected return on plan assets	(3)	(78)	(4)	(64)
Recognized actuarial loss	3	29	2	24
Net periodic benefit cost	$2	$21	$—	$21

For the nine months ended September 30, 2014, we have contributed approximately $35 million of the $46 million we currently expect to contribute to our international plans in 2014, and we have contributed approximately $2 million of the $3 million we currently expect to contribute to our domestic plans in 2014.

Note 10. Income Taxes

Our estimated annual effective tax rate for the years 2014 and 2013 reconciled to the 35% U.S. statutory federal rate is as follows:

	2014	2013
U.S. statutory federal rate	35.0%	35.0%
Rate differentials on foreign earnings	(8.5)%	(6.6)%
Taxes on unincorporated joint ventures	(10.1)%	(7.6)%
Taxes on unconsolidated affiliates	(10.9)%	(4.6)%
U.S. taxes provided on foreign earnings	12.1%	2.2%
State taxes	0.3%	0.5%
Other	4.4%	3.7%
Estimated annual effective tax rate	22.3%	22.6%

The effective tax rate was approximately (2)% for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2014 was less than our estimated annual effective tax rate shown in the table above because of discrete tax benefits recognized during the quarter primarily related to expiration of statute of limitations in certain tax jurisdictions.

The effective tax rate was approximately 48% for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2014 was greater than our estimated annual effective tax rate shown in the table above primarily due to discrete items including the recording of a valuation allowance on the losses recognized on our Canadian pipe fabrication and module assembly projects offset by the benefit of expiration of statute of limitations in certain tax jurisdictions.

For the three months ended September 30, 2013, our effective tax rate reflected in our condensed consolidated statements of income (loss) is not reflective of our estimated annual effective tax rate shown in the table above as a result of unfavorable discrete items including a charge of $38 million as a result of an unfavorable ruling with respect to a tax dispute with our former parent and $13 million due to changes in the U.K. enacted tax rates.

For the nine months ended September 30, 2013, the effective tax rate was approximately 32%. Our effective tax rate for the nine months ended September 30, 2013 was higher than our estimated annual effective rate of 22.6% due to discrete items. In the first nine months of 2013, we recognized discrete net tax expense of approximately $31 million which included a charge of $38 million as a result of an unfavorable ruling with respect to a tax dispute with our former parent and $13 million due to changes in the U.K. enacted tax rates partially offset by benefits related to the recognition of previously unrecognized tax benefits related to tax positions in prior years, primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

We generally do not provide for U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, and since 2012, for approximately 50% of our earnings from our operations in Australia. See Note 3 to our condensed consolidated financial statements for additional information regarding our accumulated undistributed earnings. Due to historical and forecasted losses for certain state jurisdictions and non-U.S. affiliates, we are not allowed to record a tax benefit for current period net operating losses recognized by these affiliates.

The valuation allowance for deferred tax assets as of September 30, 2014 and December 31, 2013 was $118 million and $83 million, respectively. The net change in the total valuation allowance was an increase of $35 million from December 31, 2013, including an increase of $3 million during the three months ended September 30, 2014. The valuation allowance as of September 30, 2014 and December 31, 2013 was primarily related to Canada, other foreign and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.

In assessing the realizability of our deferred tax assets, which include net operating loss carryforwards and foreign tax credit carryforwards, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The reserve for uncertain tax positions as of September 30, 2014 and December 31, 2013 was $125 million and $68 million, respectively. The net change in the uncertain tax position for both the full year and the quarter was an increase of $57 million from December 31, 2013. The net change in the uncertain tax position was primarily related to the benefit of the expiration of statute of limitations of $5 million offset by a $62 million increase related to a 2009 amended tax return position.

Note 11. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the U.S. Department of Defense (“DoD”), the Department of State and others. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the government.

Our work with the U.S. government in the Iraq war zone has ended. We have been in the process of closeout with these contracts since 2011, and we expect the closeout process to continue through at least 2018. As a result of our work in a war zone from 2002 to 2011, there are multiple claims and disputes pending between us and the government, all of which need to be resolved to close the contracts. The closeout process includes resolving objections raised by the government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from government audits. We continue to work with the government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the customer are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts from our customer as new information becomes known. A summary of our Form 1s received and amounts associated with our Form 1s is as follows:

	September 30,	December 31,
Dollars in millions	2014	2013
Form 1s issued by the government and outstanding (a)	$229	$274
Amounts withheld by government (included in the Form 1s amount above) (b)	137	137
Amounts withheld from subcontractors by us	33	50
Claims loss accruals (c)	62	74

(a)
Included in the amounts shown is $56 million related to our Private Security matter discussed below in which KBR was granted full recovery of the amounts claimed. The September 30, 2014 balance excludes amounts related to H-29 as we have settled this matter. See discussion below.

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

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which, as of September 30, 2014, we have recorded as due from the government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with the KBR's position that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, that there was a need for force protection and that the costs were reasonable. The ASBCA also found that the Army breached its obligation to provide force protection. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. The Army had 120 days to appeal and on October 14, 2014 gave notice of its intent to appeal. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Containers. In June 2005, the DCAA questioned billings on costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the government had previously paid $25 million and has withheld payments of $26 million, which as of September 30, 2014, we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

Included in "other liabilities" on our condensed consolidated balance sheets is $31 million of payments withheld from subcontractors related to pay-when-paid contractual terms. Of this amount, $2 million is due from the government and recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008 we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing if we should lose the contract dispute with the government over the allowability of the container claims. Second, during the first quarter of 2011 we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the government. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act ("FCA") suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the Department of Justice ("DOJ") for alleged violation of the FCA as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

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

As of September 30, 2014, we have recorded $10 million due from the government related to these matters in "claims and accounts receivable" on our condensed consolidated balance sheets. As of September 30, 2014, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. Trial was held before the ASBCA in September 2014, and post hearing briefs are due in November 2014. We expect it will take several months before a ruling is issued on this matter. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the government were reasonable and not in violation of the Federal Acquisition Regulations ("FAR") and that the ASBCA will rule in our favor.

Other. The government has issued Form 1s for other matters questioning $29 million of billed costs. For these matters, the government previously paid $16 million and has withheld payment of $13 million, which we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

We have other matters in dispute with the government either in the COFC or before the ASBCA. These claims represent $12 million in claimed costs primarily associated with the pass-through of subcontractor claims associated with a termination for convenience in Iraq. We have accrued $4 million as our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to these matters in excess of the amounts we have accrued is remote.

Matters Concluded During the Fiscal Year

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

In April 2012, the COFC ruled that KBR's negotiated price for certain dining facility services was not reasonable and that we were entitled to only $12 million of the amounts withheld from us by the government plus any applicable interest ($2 million). In addition, while this matter was before the court the U.S. government withheld an additional $1 million. As a result of this ruling, we recognized a pre-tax charge of $28 million as a reduction to revenues. We appealed the U.S. COFC ruling and in September 2013, a three judge panel of the Federal Circuit Court of Appeals issued its opinion upholding the ruling. In June 2014, we filed a joint petition for certiorari with the U.S. Supreme Court for this litigation and in a related case involving another subcontractor.

At September 30, 2014, we have recorded $43 million due from the government related to these matters in "claims and accounts receivable" on our condensed consolidated balance sheets and accrued our estimate related to any probable loss in "other liabilities" on our condensed consolidated balance sheets. The Supreme Court denied our petition in October 2014, leaving us with no further legal recourse. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

Tamimi - DOJ. In March 2011, the DOJ filed a counterclaim in the COFC alleging KBR employees accepted bribes from Tamimi in exchange for awarding a master agreement for dining facilities services to Tamimi. The April 2012 ruling on the Tamimi matter discussed above dismissed the DOJ claims as lacking merit. On appeal, the DOJ's efforts to overturn the trial court ruling have been denied, and the DOJ's request for Supreme Court review was also denied.

Fly America. In 2007, the DCAA questioned costs related to our compliance with the provisions of the Fly America Act. Subject to certain exceptions, the Fly America Act requires Federal employees and others performing U.S. government-financed contracts to travel by U.S. flag air carriers. There were times when we transported personnel in connection with our services for the U.S. military where we may not have been in compliance with the Fly America Act and its interpretations through the FAR and the Comptroller General. In October 2011, at the request of the DCMA, we submitted an estimate of the impact of our non-compliance with the Fly America Act for 2003 and 2004. In May 2014, the Contracting Officer rendered a COFD disallowing $3 million in billings. We have settled with the government on this matter. The resolution of this matter did not have a material impact on our results of operations for the period presented. We consider this matter concluded.

H-29. In 2011, we received a Form 1 from the DCAA disapproving certain transportation costs associated with replacing employees who were deployed in Iraq and Afghanistan for less than 179 days. No payments have been withheld by the government for this matter.  The DCAA claimed these replacement costs violated the terms of the LogCAP III contract which expressly disallow certain costs associated with the contractor rotation of employees who have deployed less than 179 days including costs for transportation, lodging, meals, orientation and various forms of per diem allowances.  We disagreed with the DCAA’s interpretation and application of the contract terms as it was applied to circumstances outside of our control including war risks, sickness, death, termination for cause or resignation and that such costs should be allowable. We filed a declaratory judgment to have the clause interpreted before the COFC. On July 9, 2014, we reached agreement with the Army on the matter of an interpretation of the clause that essentially confirms KBR's interpretation and rejects that of the DCAA. On July 18, 2014, the ASBCA granted our motion to dismiss the appeal with prejudice. The resolution of this matter did not have a material impact on our results of operations for the periods presented. We consider this matter concluded. There is a parallel qui tam further described under the caption "Chillcott qui tam" below.

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

As a result of these audits, there are risks that what we have billed as recoverable costs may be assessed by the government to be unallowable. We believe our billings are in compliance with our contract terms. In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the COFC. We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the government. As of September 30, 2014, we have accrued $50 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. These accrued amounts are associated with years for which we have or do not have audit reports. We have received audit reports for 2004 through 2007 and 2009. We have not yet received completed audit reports for 2008 or 2010 through 2012. Additionally, we have not reached an agreement with the government on definitive incurred cost rates after 2003 except for 2007 and 2009.

We only include amounts in revenues related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenues. We generally do not recognize additional revenues for disputed or potentially unallowable costs for which revenues have been previously reduced until we reach agreement with the DCAA and/or the ACOs that such costs are allowable.

In addition to audits of our incurred costs, the government also reviews our compliance with the CAS and the adequacy and compliance of our CAS disclosure statements. We are working with the government to resolve several outstanding alleged CAS non-compliance issues.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or investigations involving U.S. government contracts.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC" ), one of our LogCAP III subcontractors, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. FKTC sought damages in the amount of $134 million. After completing hearings on all of FKTC's claims, an arbitration panel awarded $17 million and interest to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we have determined that we owe FKTC $30 million in connection with five other subcontracts. We have an agreement with FKTC that no damages will be paid until our counterclaim is decided, but FKTC filed a motion with the arbitration panel to compel KBR to pay all amounts outstanding. We paid FKTC $15 million in the third quarter of 2014 and will pay $7 million on pay-when-paid terms. Consequently, FKTC withdrew its motion with the arbitration panel.

We believe any damages ultimately awarded to FKTC will be billable under the LogCAP III contract. Accordingly, we have accrued amounts in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets and related amounts in "claims and accounts receivable" on our condensed consolidated balance sheets for the amounts awarded to FKTC pursuant to the terms of the contract. At this time, we do not believe we face a risk of material loss in excess of the accruals we have recorded. We also have a counterclaim still pending for any funds we should have to return or refund to the government in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed its motion for rehearing en banc, which was denied, and we have filed an application for writ of certiorari to the U.S. Supreme Court. Four amicus briefs have been filed in support of KBR's legal arguments. On June 16, 2014, the U.S. Supreme Court issued an order inviting the Solicitor General to file briefs in the electrocution litigation, expressing the views of the United States as to KBR's pending applications for writ of certiorari. We anticipate these briefs will not be filed until the fourth quarter of 2014. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of September 30, 2014, no amounts have been accrued.

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

In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR has filed a petition for certiorari with the U.S. Supreme Court. Three amicus briefs have been filed in support of KBR's legal arguments. On June 16, 2014, the U.S. Supreme Court issued an order inviting the Solicitor General to file briefs in the burn pit litigation, expressing the views of the United States as to KBR's pending applications for writ of certiorari. We anticipate these briefs will not be filed until the fourth quarter of 2014. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2014, no amounts have been accrued.

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

Texas Proceedings. On August 16, 2012, the court in the case pending in the U.S. District Court for the Southern District of Texas Court denied KBR's motion to dismiss plaintiffs' claims. On August 29, 2012, the court certified its order for immediate appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit, and stayed proceedings in the District Court pending the appeal. On November 28, 2012, the Fifth Circuit granted KBR permission to appeal. On November 7, 2013, a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. The trial court has agreed to stay the trial while we seek review by the U.S. Supreme Court. KBR has filed a petition for certiorari with the U.S. Supreme Court. At this time we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2014, no amounts have been accrued.

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

At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of September 30, 2014, no amounts have been accrued.

COFC/ASBCA Claims. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related government contract. We have billed for these costs and filed claims to recover the associated costs incurred to date. In late 2012 and early 2013, we filed suits against the U.S. government in the COFC for denying indemnity in the sodium dichromate cases, for reimbursement of legal fees pursuant to our contract with the government and for breach of contract by the government for failure to provide a benign site as required by our contract.  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804.

On March 7, 2014, the COFC issued a ruling on the government's motion dismissing KBR's claims on procedural grounds. The decision did not prohibit us from resubmitting the claims to the contracting officer which we did. On April 4, 2014, we submitted a supplemental certified claim to the RIO contracting officer for additional legal fees incurred in defending the sodium dichromate cases. On June 9, 2014, we filed an appeal to the ASBCA due to the contracting officer's failure to issue a final decision on claims totaling approximately $30 million. The USACE filed an answer, denying our claims. We filed a motion for judgment on the pleadings, asking the court to rule in KBR's favor on the 85-804 indemnity clause based on the admissions made by the USACE in its answer. The court has agreed to stay our other claims while we conduct limited discovery on the 85-804 indemnity.

Qui Tams. Of the active qui tams for which we are aware, the government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the government has not joined is remote and as of September 30, 2014, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the government under the controlling provisions of the FAR. As of September 30, 2014, we have incurred $10 million in legal costs to date in defending ourselves in qui tams.

Barko qui tam. Relator Harry Barko was a KBR subcontracts administrator in Iraq for a year in 2004/2005. He filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia (D.C.), alleging violations of the FCA by KBR and KBR subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The claim was unsealed in March of 2009. Barko alleges that KBR fraudulently charged the government for the purchase of laundry facilities from Daoud, that KBR paid Daoud for the construction of a substandard man-camp, that Daoud double-billed KBR for labor, that KBR improperly awarded well-drilling subcontracts to Daoud, and that Daoud charged excessive prices for these services and did not satisfactorily complete them. Barko also alleges fraudulent charges arising out of Eamar’s well-drilling services.

The DOJ investigated Barko’s allegations and elected not to intervene. KBR filed a Motion to Dismiss alleging that the complaint was legally insufficient to state a case under the FCA and this motion was denied. KBR filed its Answer to the First Amended Complaint and a Motion for Summary Judgment. On February 3, 2014, Barko filed a Motion to Compel production of privileged investigative files, which KBR opposed. On March 6, 2014, in an unprecedented opinion, the District Court granted the motion and ordered KBR to produce the records, thereafter also denying KBR’s motions to stay the order and for interlocutory appeal. On March 12, 2014, KBR filed its Petition for Mandamus with the D.C. Circuit Court, seeking an order reversing the trial court’s order of production. A hearing on the mandamus was argued on May 7, 2014 and on June 27, 2014, the Circuit Court granted KBR's Petition for Mandamus and vacated the trial court's order of production. On July 28, 2014, Barko appealed the mandamus ruling and on September 2, 2014 the appeal was denied. Barko has indicated that he will file a petition for certiorari with the U.S. Supreme Court. All other scheduled activity, including a ruling on KBR’s Motion for Summary Judgment, had been stayed pending the outcome of the mandamus appeal. Following the loss on appeal with the Circuit Court, Barko asked the District Court to extend the stay of proceedings and on September 15, 2014 that motion was denied. The trial court has ordered briefing as to whether KBR has waived its privilege and briefing was completed on October 20, 2014. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of September 30, 2014 we have not accrued any loss provisions related to this matter.

Chillcott qui tam. On September 25, 2014, Chillcott's counsel advised that they would dismiss the suit described below with prejudice subject to resolution of ancillary issues. On October 28, 2014, Chillcott filed to dismiss the suit with prejudice. We consider this matter concluded.

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

On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting that motion and proceeding with discovery. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. A scheduling conference has been set for December 5, 2015. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2014, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. While the suit is new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the government as appropriate. On April 22, 2014, we filed our answer and on May 13, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting this motion. As of September 30, 2014, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other Matters

Claims. We have filed claims with the government related to payments not yet received for costs incurred under various government contracts. Included in our condensed consolidated balance sheets are claims for costs incurred under various government contracts totaling $216 million at September 30, 2014. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. We have $118 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.  Of the remaining claims balance of $98 million, $90 million is recorded in "claims and accounts receivable" and the remaining is recorded in "CIE" on our condensed consolidated balance sheets. The amounts recorded in CIE represent costs for which incremental funding is pending in the normal course of business. The claims outstanding at September 30, 2014 are considered to be probable of collection and have been previously recognized as revenues.

Note 12. Other Commitments, Contingencies and Disputes

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
After the Company announced it would be restating its 2013 annual financial statements, three complaints were filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer and our current and former chief financial officers. Two of those complaints were voluntarily dismissed by the plaintiffs, and four parties, including the plaintiff in the remaining case, moved to be appointed lead plaintiff. In September 2014, the court appointed Arkansas Public Employees Retirement System and Local 58/NECA Funds as lead plaintiffs and ordered any new cases arising from the same matters to be consolidated together as In re KBR, Inc. Securities Litigation, Master File No. 14-cv01287. Lead plaintiffs filed an amended and consolidated complaint on October 20, 2014, adding our former chief accounting officer as a defendant. The amended complaint seeks class action status on behalf of our shareholders, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement of our 2013 annual financial statements and seeks undisclosed damages. The defendants intend to file a motion to dismiss the consolidated complaint and to vigorously defend against these claims. As this matter is at a very early stage, we are not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, a shareholder derivative complaint, Butorin v. Blount et al, was filed on May 27, 2014 in the United States District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. In August 2014, we filed a motion to dismiss the matter based on the mandatory forum selection clause in the Company's bylaws, which requires, among other things, that all shareholder derivative suits be filed in Delaware. The plaintiff filed his opposition on October 6, 2014 to which we replied on October 21, 2014; the motion is currently pending. As this matter is at a very early stage, we are not able at this time to determine the likelihood of loss, if any, arising from this matter.

We have also received requests for information from the Securities Exchange Commission ("SEC") regarding the restatement of our 2013 annual financial statements. We have been and intend to continue providing our full cooperation with the SEC.

Foreign Corrupt Practices Act (“FCPA”) Investigations

In February 2009, KBR LLC, entered a guilty plea to violations of the FCPA in the United States District Court, Southern District of Texas, Houston Division, related to the Bonny Island investigation. The plea agreement reached with the DOJ resolved all criminal charges in the DOJ’s investigation and called for the payment of a criminal penalty. In addition, we settled a civil enforcement action by the SEC. We also agreed to a period of probation for a three year period that ended on February 17, 2012, after which the monitor certified that KBR’s current anti-corruption compliance program has been appropriately designed and implemented to ensure future compliance with the FCPA and other applicable anti-corruption laws.

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

On March 18, 2013, we received a letter from the African Development Bank Group ("ADBG") stating they are in the process of opening a formal investigation into corruption related to the Bonny Island project discussed above. We have entered into a Negotiated Resolution Agreement with the ADBG that includes a financial penalty equivalent to approximately $6.6 million of which $0.3 million has been paid and the remainder is in process. We have also agreed to a three-year debarment from ADBG-sponsored contracts of three inactive Madeira, Portugal-based companies that KBR and its three joint venture partners used to participate in the Bonny Island project.

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

On August 27, 2013, the District Court entered an order stating it would confirm the award even though it had been annulled in Mexico. On September 25, 2013, the District Court entered the signed final judgment of $465 million to be recovered, which includes the original confirmation of the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted cash for the judgment pending appeal. The case is now on appeal before the U.S. Court of Appeals. Briefing is now closed and oral argument is scheduled for November 20, 2014.

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

Consistent with our treatment of claims, we have recorded $401 million, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets as we believe it is probable we will recover the amounts awarded to us, including interest, expenses and the amounts we paid on the bonds. PEP has sufficient assets in the U.S. and Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of September 30, 2014, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds as long term.

ENI Holdings, Inc. (the Roberts & Schaefer Company)

In the third quarter of 2014, KBR and ENI Holdings, Inc. ("ENI") reached agreement to settle the case described below. KBR received $0.8 million from the escrow fund and will retain any tax refunds for the pre-closing period. We consider this matter concluded.

On December 21, 2010, we completed the acquisition of 100% of the outstanding common shares of ENI. ENI was the parent to the Roberts & Schaefer Company, a privately held EPC services company acquired by us in 2010. The purchase price was $280 million plus estimated working capital of $17 million which included cash acquired of $8 million. The total net cash paid at closing of $289 million is subject to an escrowed holdback. As of September 30, 2014, the remaining escrowed holdback was $25 million and primarily related to security for indemnification obligations.

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

Note 13. Transactions with Former Parent

We have now settled the tax disputes described below and have agreed to pay Halliburton $81 million. As a result, during the third quarter of 2014 we recognized a gain on negotiated settlement of $24 million. This settlement amount continues to be reflected in "Payable to former parent" on our condensed consolidated balance sheets. Pursuant to the settlement agreement, we will pay Halliburton five equal installments of $12.4 million over four quarters starting in the fourth quarter of 2014 and ending in the third quarter of 2015, with a final payment to made upon, and in the amount of $19 million, receipt by KBR of a future foreign tax credit or refund from the IRS. All related litigation and disputes have been dismissed by agreement of the parties. We consider this matter concluded.

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

On July 3, 2012, KBR requested an arbitration panel be appointed to resolve certain intercompany issues arising under the master separation agreement before issues in dispute under the tax sharing agreement were submitted to the designated accounting referee as provided for under the terms of the tax sharing agreement.  We believe these intercompany issues were settled and released as a result of our separation from Halliburton in 2007. Halliburton subsequently challenged the arbitration panel's jurisdiction over this dispute in Texas State Court. The Texas State Court denied Halliburton's request and Halliburton filed an appeal which was decided to affirm KBR's position that the demanded payment claimed was barred as explained below.

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

On October 9, 2013, the accounting referee issued a report stating that KBR owed Halliburton approximately $105 million with each party bearing its own costs related to the matter. As a result, we increased our tax provision by $38 million, reduced paid-in capital by $7 million and recognized a deferred tax asset of $29 million for available foreign tax credits. Halliburton filed a motion requesting the Texas State Court to confirm the accounting referee's decision and KBR responded requesting that the decision be vacated. KBR filed a motion requesting the Texas State Court to confirm the arbitration panel's June 24, 2013 ruling and Halliburton responded requesting that the arbitration panel's ruling be vacated.

Barracuda-Caratinga Project Tax

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

In January 2013, Halliburton paid $219 million to the claimant in payment of the award plus interest and the matter is considered concluded. We believe the arbitration award to Petrobras is deductible by KBR for tax purposes and the indemnification payment will be treated by KBR for tax purposes as a contribution to capital and accordingly is not taxable. In 2011 and 2012, we recorded discrete tax benefits of $71 million and $8 million, respectively. We have reviewed this matter in light of the direct payment by Halliburton to BCLC and its public announcement that they have recorded a tax benefit related to this transaction. Based on advice from outside legal counsel, we have determined that it is more likely than not that we are the proper taxpayer to recognize this benefit although the underlying uncertainties with respect to the tax treatment of the transaction may ultimately lead the Internal Revenue Service to alternate conclusions.

Note 14. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders	(35)	—	(35)	—	—	—
Repurchases of common stock	(102)	—	—	(102)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Investments by noncontrolling interests	10	—	—	—	—	10
Distributions to noncontrolling interests	(49)	—	—	—	—	(49)
Net income (loss)	33	—	(21)	—	—	54
Other comprehensive income (loss), net of tax	(3)	—	—	—	(4)	1
Balance at September 30, 2014	$2,317	$2,085	$1,692	$(708)	$(744)	$(8)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	13	13	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Adjustment pursuant to Accounting Referee's report on tax sharing agreement	(7)	(7)	—	—	—	—
Dividends declared to shareholders	(24)	—	(24)	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Distributions to noncontrolling interests	(58)	—	—	—	—	(58)
Change in NCI due to consolidation of previously unconsolidated JV and other transactions	2	—	—	—	—	2
Net income	223	—	131	—	—	92
Other comprehensive income (loss), net of tax	(8)	—	—	—	(15)	7
Balance at September 30, 2013	$2,663	$2,061	$1,816	$(610)	$(625)	$21

Accumulated other comprehensive loss, net of tax

	September 30,
Dollars in millions	2014	2013
Accumulated CTA, net of tax	$(158)	$(123)
Accumulated pension liability adjustments, net of tax	(583)	(501)
Accumulated unrealized losses on derivatives, net of tax	(3)	(1)
Total accumulated other comprehensive loss	$(744)	$(625)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income (loss) adjustments before reclassifications	(28)	—	(1)	(29)
Amounts reclassified from accumulated other comprehensive income (loss)	1	25	(1)	25
Balance at September 30, 2014	$(158)	$(583)	$(3)	$(744)

Dollars in millions	Accumulated CTA	Accumulated pension liability adjustments	Accumulated unrealized losses on derivatives	Total
Balance at December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income (loss) adjustments before reclassifications	(36)	—	—	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	1	20	—	21
Balance at September 30, 2013	$(123)	$(501)	$(1)	$(625)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Nine Months Ended September 30,		Affected line item in the Condensed Consolidated Statements of Income
Dollars in millions	2014	2013
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(32)	$(26)	See (a) below
Tax benefit	7	6	Provision for income taxes
Net pension liability adjustment realized	$(25)	$(20)	Net of tax

(a) This item is included in the computation of net periodic pension cost. See Note 9 to our condensed consolidated financial statements for further discussion.

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

	Dollars in Millions		Number of Shares Repurchased
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014
Repurchases under the $350 million authorized share repurchase program	$4	$85	175,522	3,149,151
Repurchases under the existing share maintenance program	2	17	131,300	661,020
Total	$6	$102	306,822	3,810,171

Repurchases under the authorized share repurchase program were made at an average price of $20.78 and $26.89 for the three and nine months ended September 30, 2014, respectively. Repurchases under the existing share maintenance program were made at an average price of $20.84 and $26.31 for the three and nine months ended September 30, 2014, respectively.

Note 16. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of shares	2014	2013	2014	2013
Basic weighted average common shares outstanding	145	148	145	148
Stock options and restricted shares	—	—	—	1
Diluted weighted average common shares outstanding	145	148	145	149

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities for the three months and nine months ended September 30, 2014 was approximately $0.2 million and none, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2013 was none and $0.4 million, respectively. The diluted earnings per share calculation did not include 3.4 million and 2.8 million antidilutive weighted average shares for the three and nine months ended September 30, 2014, respectively. The diluted earnings per share calculation did not include 1.9 million and 1.8 million antidilutive weighted average shares for the three and nine months ended September 30, 2013, respectively.

Note 17. Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern. This ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. Substantial doubt exists when relevant conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within the time frame specified earlier. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations or cash flows. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On January 24, 2014, the FASB issued ASU No. 2014-05, Service Concession Arrangements. A service concession agreement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. We are in the process of adopting ASU 2014-05 for the next fiscal year beginning January 1, 2015 and the adoption of this standard could have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2013 Annual Report on Form 10-K/A.

Executive Overview

Restatement

As indicated in our 2013 Annual Report on Form 10-K/A, we have restated our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows and the related notes for the three and nine months ended September 30, 2013. We determined the restatement was necessary primarily due to the materiality of the additional estimated costs to complete seven Canadian pipe fabrication and module assembly contracts within our Services business segment which we identified subsequent to filing our Form 10-K on February 27, 2014 and which we corrected in our Form 10-K/A filed on May 30, 2014.

The restatement had the following impact on the condensed consolidated statements of income for the three and nine months ended September 30, 2013:

•
a reduction in "revenues" of $25 million consisting of a $28 million decrease related to the error on the contracts within our Services business segment, a $4 million increase related to an error on a long-term construction project in our Gas Monetization business segment and a $1 million decrease related to the correction of several immaterial errors;

•
an increase in "cost of revenues" of $62 million due to the recognition of a $61 million reserve for losses on uncompleted contracts related to the error on the contracts within our Services business segment and $1 million related to other immaterial corrections; and

•
a $15 million tax benefit consisting of a $9 million tax benefit related to the error in our Services business segment and a $6 million tax benefit representing the tax effect of the correction of several immaterial errors.

Strategic Review

Following the June 2014 appointment of Mr. Stuart Bradie, our CEO, we announced plans to undertake a global strategic review of our business. We are currently performing this review with a view to enhancing shareholder value.  At the conclusion of the strategic review, we expect to make recommendations and seek approval from the Board of Directors as to a proposed course of action. We are targeting substantial completion of this review in the fourth quarter of 2014. It is possible that the outcome of our strategic review could result in the restructuring of our business and a reorganization of our reportable business segments. It is possible that as a result of decisions reached as part of the strategic review, we may have a different perspective on our reporting units and the forecasts of cash flow used in estimating the fair value of our reporting units as part of our annual testing of goodwill and other intangibles for impairment. These changes could impact the outcome of our annual goodwill impairment analysis and may result in other restructuring charges.

Business Environment

Demand for our services depends primarily on the level of capital expenditures in our market sectors, which is driven generally by global and regional economic growth and more specifically by the demand for energy products. While the recent decline in oil prices may have a near term adverse impact on our business, we see long-term growth in energy projects, including demand for related licensed process technologies, offshore oil and gas production, refining, chemicals, petrochemicals and fertilizers.  Upstream and downstream investment plans are advancing in resource-rich areas such as North America, the Middle East, Russia, Asia, Australia, the North Sea and East and West Africa.  Each of these trends lends to our particular capability to deliver large projects in remote locations and austere environments.

Gas Monetization.  Our Gas Monetization business segment designs and constructs liquefied natural gas ("LNG") and gas-to-liquids ("GTL") facilities that allow for the development and transportation of energy resources around the world. We provide our customers with a full range of services from front-end engineering design ("FEED") through engineering, procurement and construction ("EPC"), commissioning and start-up for world-class LNG and GTL projects, along with solutions related to advancing gas processing development, equipment design and innovative construction methods.

Gas Monetization is actively pursuing new LNG prospects but is not expecting an EPC award on these prospects until 2015 and beyond. The new projects for LNG liquefaction and GTL facilities tend to be located near large natural gas resources. World LNG demand growth is projected to support a number of new projects and capacity expansions. The current growth in shale gas production in North America has led to a number of major LNG project developments where we are working in early contract phases in the United States Gulf Coast and Western Canada. We also continue to pursue EPC opportunities for new LNG projects in East Africa and Russia as well as capacity expansions at existing LNG facilities in Asia and Australia.

Hydrocarbons. Our Hydrocarbons business segment provides services ranging from pre-feasibility studies and FEED through construction and commissioning of process facilities in a variety of remote and developed locations around the world. We design and construct oil and natural gas production facilities including fixed and floating platforms and floating LNG facilities. In addition, we provide specialty consulting services that include field development studies and planning, structural integrity management and proprietary designs for ship and semi-submersible hulls. We also own and license our technologies and provide basic engineering and design packages for highly efficient differentiated proprietary process technologies related to the oil and gas, refining, chemicals, petrochemical, biofuels, fertilizers, coal gasification and syngas markets.

The abundant shale gas supplies in North America have also been driving renewed interest in petrochemical project investments utilizing KBR's process technology offerings and EPC project capabilities.  We continue to be engaged in early-stage activities, FEED work, detailed design projects and EPC projects in our traditional downstream and upstream market sectors worldwide and for a floating LNG project in West Africa. We expect the global hydrocarbons markets to continue to be driven by long-term global energy consumption and petrochemical feedstock demand reflecting long-term global GDP growth and energy commodity prices.

Infrastructure, Government & Power. Our Infrastructure, Government & Power ("IGP") business segment designs and executes projects for industrial, commercial and governmental agencies worldwide. These projects range from basic deliverables to complex infrastructure initiatives including aviation, road, rail, maritime, water, wastewater and pipeline projects. Our capabilities include operations, maintenance, logistics and field support, facilities management and border security, and design or build services. Our suite of services includes project management, construction management, training, and visualization software, as well as engineering, construction and project management services across the world.

Industries served by this segment include support for the U.S., United Kingdom ("U.K.") and Australian government operations, as well as diverse infrastructure markets including electric power generation, transportation and water facilities and industrial markets including mining, minerals and other industrial customers. In addition, we continue to believe opportunities for our services are growing with non-U.S. governments.

On January 1, 2014, we reorganized four of the five reporting units in the IGP business segment into three geographic-based units. This reorganization allows the IGP business segment to focus its engineering, procurement, construction and defense services to customers on a more local level.

Services. Our Services business segment delivers direct-hire construction and construction management for stand-alone construction projects in a variety of global markets as well as construction execution support on our U.S. EPC projects. We provide module assembly, fabrication and maintenance services, commissioning/startup and turnaround expertise worldwide to a broad variety of markets including the oil and gas, petrochemicals, mining, power, pulp and paper, industrial, manufacturing and consumer products industries. Our Services business segment also provides global maintenance, on-call construction, turnaround and specialty services at more than 90 locations which have embedded KBR personnel that provide commercial general contractor services for education, food and beverage, manufacturing, health care, hospitality and entertainment, life science and technology and mixed-use building customers. Our Services business segment periodically works on projects with our other business segments.

Other. Our business segment information has been prepared in accordance with ASC 280 - Segment Reporting. Certain of our reporting units meet the definition of operating segments contained in ASC 280 - Segment Reporting, but individually do not meet the quantitative thresholds as a reportable segment, nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as "Other" and include our Ventures and Technical Staffing Resources (formerly a part of Allstates Technical Services) lines of business as well as corporate expenses not included in the operating segments’ results.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Overview of Financial Results

The financial results for the third quarter of 2014 improved from the second quarter of 2014 and the third quarter of 2013 but remain less than what we consider acceptable. Our Gas Monetization segment continued to perform very well on two mega LNG projects, our Hydrocarbons segment recorded strong bookings of new orders during the quarter, and our Services segment's operations were profitable. However, our IGP segment continued to under perform as a result of increased forecast costs to complete a major power generation project and the continued lack of new awards from the U.S. government and clients in the infrastructure and mining industries. Cash flow from operating activities was strong during the quarter driven primarily from dividend distributions from our unconsolidated joint ventures.
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
The information below is an analysis of our consolidated results for the three months ended September 30, 2014. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Revenues	$1,657	$1,755	$(98)	(6)%

Consolidated revenues decreased in the third quarter of 2014 compared to the same period of the prior year. This decrease was primarily driven by reduced volumes resulting from the completion or near completion of projects in our Gas Monetization and Services business segments and lower overall volumes associated with our U.S. government support and logistics activities in Iraq within our IGP business segment. This decrease was partially offset by higher revenues in our Hydrocarbons business segment related to EPC contracts for ammonia, urea and ethylene projects in North America.

Gross Profit	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Gross profit	$30	$114	$(84)	(74)%

Consolidated gross profit decreased in the third quarter of 2014 compared to the same period of the prior year. This decrease was primarily attributable to a renegotiation of fees and increased cost recoveries which we recognized in the third quarter of 2013 but did not recur in the third quarter of 2014 and reduced volume as we reached peak activity in 2013 on a project in our Gas Monetization business segment. The decrease was also attributable to a charge due to higher estimated costs at completion on a power project in our IGP business segment and on an EPC project in our Hydrocarbons business segment. These decreases were offset by losses in the third quarter of 2013 which did not recur in the third quarter of 2014 related to increases in estimated losses at completion on certain Canadian pipe fabrication and module assembly projects.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Equity in earnings of unconsolidated affiliates	$38	$31	$7	23%

Equity in earnings of unconsolidated affiliates increased in the third quarter of 2014 compared to the same period of the prior year primarily due to increased activity and higher progress on an LNG project in Australia in our Gas Monetization business segment and improved utilization of our MMM joint venture maintenance vessels in Mexico in our Services business segment.

General and Administrative Expenses	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
General and administrative expenses	$(58)	$(66)	$8	12%

General and administrative expenses decreased in the third quarter of 2014 compared to the same period of the prior year primarily due to lower information technology support costs and lower incentive compensation costs. The decrease was also due to reduced overhead costs resulting from headcount reductions and cost savings initiatives implemented at the end of 2013. Our general and administrative expenses for the three months ended September 30, 2014 and 2013 included $13 million and $14 million, respectively, related to our enterprise resource planning ("ERP") project. These amounts include $4 million and $3 million, respectively, of amortization on the completed phase of the project.

Interest Income (Expense), net	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Interest income (expense), net	$3	$(1)	$4	400%

In the third quarter of 2014, we had interest income, net compared to interest expense, net in the same period of the prior year. This increase was primarily attributable to the reversal of interest on amounts payable to our former parent under a tax sharing agreement. See Note 13 to our condensed consolidated financial statements for further discussion related to transactions with our former parent.

Foreign Currency	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Foreign currency gains (losses)	$7	$(2)	$9	450%

In the third quarter of 2014, we had foreign currency gains compared to foreign currency losses in the same period of the prior year. These gains were primarily attributable to the strengthening of the U.S. dollar against the majority of project currencies in the third quarter of 2014 along with favorable performance of our hedges.

Other Non-operating Income (Expenses)	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Other non-operating income (expenses)	$24	$(1)	$25	2,500%

Other non-operating income (expenses) increased in the third quarter of 2014 compared to the same period of the prior year. This increase was primarily attributable to the $24 million gain related to a negotiated settlement with our former parent. See Note 13 to our condensed consolidated financial statements for further discussion related to transactions with our former parent.

Provision for Income Taxes	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Income before provision for income taxes	$44	$75	$(31)	(41)%
Benefit (provision) for income taxes	$1	$(60)	$61	102%

In the third quarter of 2014, we had a benefit for income taxes compared to a provision for income taxes in the same period of the prior year. The decline in income tax expense was primarily a result of the decline in income before provision for income taxes and recognition of discrete tax items in each period of 2014 and 2013. Our estimated annual effective tax rate for 2014 and 2013 was approximately 22% and 23%, respectively. Tax expense for the three months ending September 30, 2014 included a $5 million benefit from the settlement of a previously unrecognized tax benefit. Tax expense for the three months ended September 30, 2013 included a discrete charge of $38 million as a result of an unfavorable ruling with respect to a tax dispute with our former parent and $13 million due to changes in the U.K. enacted tax rates.

A reconciliation of our effective tax rates for the three months ended September 30, 2014 and September 30, 2013 to the U.S. statutory federal rate is described in Note 10 to our condensed consolidated financial statements. Information regarding permanently reinvested amounts is presented in Note 3 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Net income attributable to noncontrolling interests	$(15)	$(62)	$47	76%

Net income attributable to noncontrolling interests decreased in the third quarter of 2014 compared to the same period of the prior year. This decrease is primarily due to a renegotiation of fees and cost recoveries which were recognized in our Gas Monetization business segment in the third quarter of 2013 but did not recur in the third quarter of 2014.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments, which are consistent with our reportable segments presented in Note 2 to our condensed consolidated financial statements.

For purposes of reviewing the results of operations, gross profit is calculated as business segment revenues less cost of revenues, which includes overhead costs directly attributable to the business segment.

	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Revenues
Gas Monetization	$343	$537	$(194)	(36)%
Hydrocarbons	559	364	195	54%
Infrastructure, Government and Power	342	373	(31)	(8)%
Services	405	465	(60)	(13)%
Other	8	16	(8)	(50)%
Total	$1,657	$1,755	$(98)	(6)%

Gross profit (loss)
Gas Monetization	$41	$136	$(95)	(70)%
Hydrocarbons	18	40	(22)	(55)%
Infrastructure, Government and Power	(40)	17	(57)	(335)%
Services	2	(73)	75	103%
Other	6	4	2	50%
Labor cost not allocated to the business segments - favorable (unfavorable)	3	(10)	13	130%
Total	$30	$114	$(84)	(74)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$23	$19	$4	21%
Hydrocarbons	—	—	—	—%
Infrastructure, Government and Power	7	9	(2)	(22)%
Services	4	1	3	300%
Other	4	2	2	100%
Total	$38	$31	$7	23%

Gain on disposition of assets	$—	$—	$—	—%

Amounts not allocated to the business segments
General and administrative expenses	$(58)	$(66)	$8	12%
Total operating income	$10	$79	$(69)	(87)%

Gas Monetization

Gas Monetization revenues decreased by $194 million, or 36%, to $343 million in the third quarter of 2014 compared to $537 million in the same period of the prior year primarily as a result of reduced volumes on a GTL project in Nigeria and an LNG project in Algeria as these projects were completed or neared completion. There was also a reduction in volume on one of our LNG projects in Australia as we reached peak activity in the same period of the prior year. These decreases were partially offset by increased activity due to continued ramp-up on another LNG project in Australia.

Gas Monetization gross profit decreased by $95 million, or 70%, to $41 million in the third quarter of 2014 compared to $136 million in the same period of the prior year primarily due to $71 million of renegotiated fees and increased cost recoveries recognized on an LNG project in Australia in the third quarter of 2013, which did not recur in the third quarter of 2014. Also contributing to the decline was reduced progress as we reached peak activity in 2013 on this LNG project in Australia as well as higher proposal costs on large LNG pursuits in 2014.

Gas Monetization equity in earnings of unconsolidated affiliates increased by $4 million, or 21%, to $23 million in the third quarter of 2014 compared to $19 million in the same period of the prior year, primarily due to increased activity and higher progress on an LNG project in Australia.

Hydrocarbons

Hydrocarbons revenues increased by $195 million, or 54%, to $559 million in the third quarter of 2014 compared to $364 million in the same period of the prior year. This increase in revenues was primarily driven by progress on EPC contracts for ammonia, urea and ethylene projects in North America and technical services projects in the Middle East and North America.

Hydrocarbons gross profit decreased by $22 million, or 55%, to $18 million in the third quarter of 2014 compared to $40 million in the same period of the prior year. This decrease in gross profit was driven primarily by an $18 million charge related to a welding issue on one EPC project in North America.

Infrastructure, Government and Power

IGP revenues decreased by $31 million, or 8%, to $342 million in the third quarter of 2014 compared to $373 million in the same period of the prior year. This decline was driven by a $66 million reduction in revenues following the March 31, 2014 completion of activities on the LogCAP IV contract supporting the U.S. military and the U.S. Department of State in Iraq and a $30 million reduction in revenues resulting from the impact of additional estimated costs to complete a power project in North America. The decline in revenues was also attributable to a final settlement on a project in Indonesia. In addition, there was reduced activity on projects in the infrastructure and minerals markets affected by the continuing weak market conditions in the Asia Pacific region as well as projects nearing completion in our other markets. These decreases were partially offset by a $29 million award fee settlement and recovery of previously expensed legal fees on one of our IGP Legacy Projects as well as progress on new awards including an EPC contract for a gas fired electric power generation project in the U.S and a U.S. government construction contract in Europe.

IGP gross profit decreased by $57 million, or 335%, to a loss of $40 million in the third quarter of 2014 compared to gross profit of $17 million in the same period of the prior year. The reduction in gross profit was primarily due to a $33 million charge related to an increase in estimated costs to complete and a resulting loss provision on a power project in North America. We also recognized a net $8 million gain on settlements and legal reserves related to our dispute resolution activities. Additionally, there was a $9 million reduction to gross profit resulting from the completion of activities on the LogCAP IV contract discussed above and $4 million of legal fees associated with ongoing disputes.

IGP equity in earnings of unconsolidated affiliates fell modestly compared to the same period of the prior year driven by reduction of volume as we near completion of construction activities on a U.K. MoD project.

Services

Services revenues decreased by $60 million, or 13%, to $405 million in the third quarter of 2014 compared to $465 million in the same period of the prior year. This change was primarily driven by declining construction volume due to the completion or near completion of several construction projects in the U.S., partially offset by increased activity on the Canadian pipe fabrication and module assembly projects.

Services gross profit increased by $75 million, or 103%, to a profit of $2 million in the third quarter of 2014 compared to a loss of $73 million in the same period of the prior year. This change was primarily driven by $89 million in losses in the third quarter of 2013 which did not recur in the third quarter of 2014 related to increases in estimated losses at completion on certain Canadian pipe fabrication and module assembly projects.

Services equity in earnings of unconsolidated affiliates increased $3 million in the third quarter of 2014 compared to the same period of the prior year primarily due to improved utilization of our MMM joint venture maintenance vessels in Mexico.

Other

Other revenues decreased by $8 million, or 50%, in the third quarter of 2014 compared to the same period of the prior year, primarily driven by the loss of revenues due to the sale of the external portion of our former Allstates Technical Services business in the fourth quarter of 2013. Gross profit increased by $2 million, or 50%, to $6 million in the third quarter of 2014 compared to $4 million in the same period of the prior year, primarily due to lower overheads as a result of the sale previously mentioned. Other equity in earnings of unconsolidated affiliates was fairly flat compared to the same period of the prior year.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Labor Cost not Allocated to the Business Segments	Three Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Labor cost not allocated to the business segments - favorable (unfavorable)	$3	$(10)	$13	130%

Labor cost not allocated to the business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost absorption improved primarily due to a combination of increased chargeability and cost reductions.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Overview of Financial Results

The financial results for the first nine months of 2014 did not meet our expectations largely due to the under-performance of our Services and IGP business segments. Our Gas Monetization and Hydrocarbons business segments continued to benefit from low natural gas costs, which is driving activity in LNG, upstream, downstream and technology related projects. Our Hydrocarbons segment continued to experience a shift in the project mix resulting in an increase in lower margin EPC projects compared to higher margin technical services projects in the prior year. The IGP business segment’s results were impacted by a lack of new awards and a decline in overall volumes in our U.S. government support and logistics and infrastructure and minerals businesses. The IGP business segment results were also impacted by charges relating to legacy commercial disputes where we have decided, in certain cases, to seek commercial resolution rather than rely on recovery through the legal process and from lower margins on one of our North American power projects. The Services business segment’s pipe fabrication and module assembly business in Canada and its U.S. construction business experienced increases in estimated project costs.
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
The information below is an analysis of our consolidated results for the nine months ended September 30, 2014. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Revenues	$4,949	$5,534	$(585)	(11)%

Consolidated revenues decreased in the nine months ended September 30, 2014 compared to the same period of the prior year. This decrease was primarily driven by reduced volumes resulting from the completion or near completion of projects in our Gas Monetization and Services business segments and lower overall volumes associated with our U.S. government support and logistics activities in Iraq within our IGP business segment. This decrease was partially offset by higher revenues in our Hydrocarbons business segment related to EPC contracts for ammonia, urea and ethylene projects in North America.

Gross Profit	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Gross profit	$97	$410	$(313)	(76)%

Consolidated gross profit decreased in the nine months ended September 30, 2014 compared to the same period of the prior year. This decrease was primarily attributable to a renegotiation of fees and increased cost recoveries which we recognized in the third quarter of 2013 but did not recur in the third quarter of 2014 and reduced volume as we reached peak activity in 2013 on a project in our Gas Monetization business segment. The decrease was also attributable to charges due to higher expected costs at completion on a power project in our IGP business segment and on an EPC project in our Hydrocarbons business segment.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Equity in earnings of unconsolidated affiliates	$118	$107	$11	10%

Equity in earnings of unconsolidated affiliates increased in the third quarter of 2014 compared to the same period of the prior year. This change was primarily due to increased activity and higher progress on an LNG project in Australia in our Gas Monetization business segment and by an insurance recovery and reduced costs on a joint venture project in our IGP business segment offset by a reduction in volume as we near completion of construction activities on this project.

General and Administrative Expenses	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
General and administrative expenses	$(178)	$(181)	$3	2%

General and administrative expenses decreased in the nine months ended September 30, 2014 compared to the same period of the prior year. The decrease was primarily due to lower information technology support costs and overall reduced overhead costs resulting from headcount reductions and cost savings initiatives implemented at the end of 2013. The decrease was partially offset by higher ERP project expenses. Our general and administrative expenses for the nine months ended September 30, 2014 and 2013 included $37 million and $31 million, respectively, related to our ERP project. These amounts include $12 million and $3 million, respectively, of amortization on the completed phase of the project.

Interest Expense, net of Interest Income	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Interest expense, net of interest income	$(1)	$(3)	$2	67%

Interest expense, net of interest income decreased in the nine months ended September 30, 2014 compared to the same period of the prior year. This decrease was primarily attributable to the reversal of interest on amounts payable to our former parent under a tax sharing agreement. See Note 13 to our condensed consolidated financial statements for further discussion related to transactions with our former parent.

Foreign Currency	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Foreign currency losses	$(4)	$(2)	$(2)	(100)%

Foreign currency losses increased in the nine months ended September 30, 2014 compared to the same period of the prior year. This increase was primarily attributable to unfavorable shifts in USD positions on our Gas Monetization business segment projects in the first nine months of 2014. These losses were partially offset by the strengthening of the U.S. dollar against the majority of project currencies in the third quarter of 2014 along with favorable performance of our hedges.

Other Non-operating Income (Expenses)	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Other non-operating income (expenses)	$23	$(2)	$25	1,250%

Other non-operating income (expenses) increased in the nine months ended September 30, 2014 compared to the same period of the prior year. This increase was primarily attributable to the $24 million gain related to a negotiated settlement with our former parent. See Note 13 to our condensed consolidated financial statements for further discussion related to transactions with our former parent.

Provision for Income Taxes	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Income before provision for income taxes	$63	$328	$(265)	(81)%
Provision for income taxes	$(30)	$(105)	$75	71%

The decline in income tax expense was primarily a result of the decline in income before provision for income taxes and recognition of discrete tax items in each period of 2014 and 2013. Our estimated annual effective tax rate for 2014 and 2013 was approximately 22% and 23%, respectively. Tax expense for the nine months ending September 30, 2014 included $22 million of discrete charges for an increase in our valuation allowance on losses related to our Canadian pipe fabrication and module assembly projects. Tax expense for the nine months ended September 30, 2013 included discrete charges of $38 million as a result of an unfavorable ruling with respect to a tax dispute with our former parent and $13 million due to changes in the U.K. enacted tax rates. Additionally, 2013 includes a tax benefit of $23 million primarily as a result of the resolution of transfer pricing issues involving our U.K. subsidiaries.

A reconciliation of our effective tax rates for the nine months ended September 30, 2014 and September 30, 2013 to the U.S. statutory federal rate is presented in Note 10 to our condensed consolidated financial statements. Information regarding permanently reinvested amounts is described in Note 3 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Net income attributable to noncontrolling interests	$(54)	$(92)	$38	41%

Net income attributable to noncontrolling interests decreased in the nine months ended September 30, 2014 compared to the same period of the prior year. This decrease is primarily due to a renegotiation of fees and cost recoveries which were recognized in our Gas Monetization business segment in 2013 but did not recur in 2014.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments, which are consistent with our reportable segments presented in Note 2 to our condensed consolidated financial statements.

For purposes of reviewing the results of operations, gross profit is calculated as business segment revenues less cost of revenues, which includes overhead costs directly attributable to the business segment.

	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Revenues
Gas Monetization	$1,105	$1,725	$(620)	(36)%
Hydrocarbons	1,544	1,050	494	47%
Infrastructure, Government and Power	994	1,147	(153)	(13)%
Services	1,277	1,563	(286)	(18)%
Other	29	49	(20)	(41)%
Total	$4,949	$5,534	$(585)	(11)%

Gross profit (loss)
Gas Monetization	$184	$305	$(121)	(40)%
Hydrocarbons	74	133	(59)	(44)%
Infrastructure, Government and Power	(80)	44	(124)	(282)%
Services	(98)	(42)	(56)	(133)%
Other	16	12	4	33%
Labor cost not allocated to the business segments - favorable (unfavorable)	1	(42)	43	102%
Total	$97	$410	$(313)	(76)%

Equity in earnings of unconsolidated affiliates
Gas Monetization	$57	$46	$11	24%
Hydrocarbons	—	—	—	—%
Infrastructure, Government and Power	40	35	5	14%
Services	4	11	(7)	(64)%
Other	17	15	2	13%
Total	$118	$107	$11	10%

Gain (loss) on disposition of assets	$8	$(1)	$9	900%

Amounts not allocated to the business segments
General and administrative expenses	$(178)	$(181)	$3	2%
Total operating income	$45	$335	$(290)	(87)%

Gas Monetization

Gas Monetization revenues decreased by $620 million, or 36%, to $1.1 billion in the nine months ended September 30, 2014 compared to $1.7 billion in the same period of the prior year primarily as a result of reduced volumes on a GTL project in Nigeria and an LNG project in Algeria as these projects were completed or neared completion. There was also a reduction in volume on one of our LNG projects in Australia, as we reached peak activity in the same period of the prior year.

Gas Monetization gross profit decreased by $121 million, or 40%, to $184 million in the nine months ended September 30, 2014 compared to $305 million in the same period of the prior year primarily due to $71 million of renegotiated fees and increased cost recoveries recognized on an LNG project in Australia in 2013, which did not recur in 2014, as well as higher proposal costs on large LNG pursuits in 2014. Gross profit for the nine months ended September 30, 2014 included a $33 million net favorable settlement of certain claims on an LNG project, while gross profit for the same period of the prior year included costs savings of $30 million on this LNG project.

Gas Monetization equity in earnings of unconsolidated affiliates increased by $11 million, or 24%, to $57 million in the nine months ended September 30, 2014 compared to $46 million in the same period of the prior year, primarily due to increased activity and higher progress on an LNG project in Australia.

Hydrocarbons

Hydrocarbons revenues increased by $494 million, or 47%, to $1.5 billion in the nine months ended September 30, 2014 compared to $1.1 billion in the same period of the prior year. This increase in revenues was primarily driven by progress on EPC contracts for ammonia, urea and ethylene projects in North America and technical services projects in the Middle East and North America.

Hydrocarbons gross profit decreased by $59 million, or 44%, to $74 million in the nine months ended September 30, 2014 compared to $133 million in the same period of the prior year. This decrease in gross profit was driven by the completion of technical services projects in prior periods and higher proposal costs. This decrease was also driven by an $18 million charge related to higher estimated costs to complete and a resulting loss provision on an EPC project in North America.

Infrastructure, Government and Power

IGP revenues decreased by $153 million, or 13%, to $994 million in the nine months ended September 30, 2014 compared to $1.1 billion in the same period of the prior year. This decline was driven by a $195 million reduction in revenues following the March 31, 2014 completion of activities on the LogCAP IV contract supporting the U.S. military and the U.S. Department of State in Iraq. There was also decreased activity on projects in the infrastructure and minerals markets affected by the continuing weak market conditions in the Asia Pacific region as well as large projects nearing completion in our other regions. These decreases were partially offset by increased activity on an air quality control project in the U.S. and new awards including an EPC contract for a gas fired electric power generation project in the U.S. and U.S. government construction and base support contracts in Europe and Africa.

IGP gross profit decreased by $124 million, or 282%, to a loss of $80 million in the nine months ended September 30, 2014 compared to gross profit of $44 million in the same period of the prior year. The reduction in gross profit was primarily due to a $47 million charge related to an increase in estimated costs to complete and a resulting loss provision on a power project in North America. Additionally, there were $30 million in charges related to settlements and legal reserves as we continue to work towards resolution on a number of commercial disputes. The decrease was also driven by the completion or near completion of several projects in the Asia-Pacific region and other markets including a $25 million reduction resulting from the completion of activities on the LogCAP IV contract discussed above.

IGP equity in earnings of unconsolidated affiliates increased by $5 million, or 14%, to $40 million in the nine months ended September 30, 2014 compared to $35 million in the same period of the prior year. This increase was driven primarily by an insurance recovery and reduced costs of $15 million on a joint venture for a U.K. MoD project, offset by a reduction in volume as we near completion of construction activities on this joint venture project.

Services

Services revenues decreased by $286 million, or 18%, to $1.3 billion in the nine months ended September 30, 2014 compared to $1.6 billion in the same period of the prior year. This change was primarily driven by declining construction volume due to the completion or near completion of several construction projects in the U.S., partially offset by increased activity on Canadian pipe fabrication and module assembly projects.

Services gross loss increased by $56 million, or (133)%, to a loss of $98 million in the nine months ended September 30, 2014 compared to a loss of $42 million in the same period of the prior year. This change was primarily attributable to a decline in the volume of construction projects in the U.S. and Canada. Additional project costs of $12 million due to schedule delays and liquidated damages were also recognized on construction projects in North America. Losses on our Canadian pipe fabrication and module assembly projects totaled $80 million and $89 million for the nine months ended September 30, 2014 and 2013, respectively.

Services equity in earnings of unconsolidated affiliates decreased $7 million in the nine months ended September 30, 2014 compared to the same period of the prior year primarily because the vessels for MMM were out of contract for a significant portion of the nine months ended September 30, 2014. The vessels returned to service and improved utilization is expected in the future.

Other

Other revenues decreased by $20 million, or 41%, in the nine months ended September 30, 2014 compared to the same period of the prior year, primarily driven by the loss of revenues due to the sale of the external portion of our former Allstates Technical Services business in the fourth quarter of 2013. Gross profit increased by $4 million, or 33%, in the nine months ended September 30, 2014 compared to the same period of the prior year, primarily due to lower overheads as a result of the sale previously mentioned. Other equity in earnings of unconsolidated affiliates was flat compared to the same period of the prior year.

Changes in Estimates

Information relating to our changes in estimates is described in Note 2 to our condensed consolidated financial statements.

Labor Cost not Allocated to the Business Segments	Nine Months Ended September 30,
			2014 vs. 2013
Dollars in millions	2014	2013	$	%
Labor cost not allocated to the business segments - favorable (unfavorable)	$1	$(42)	$43	102%

Labor cost not allocated to the business segments represents costs incurred by our central labor and resource departments net of the amounts charged to the business segments. Labor cost absorption improved primarily due to a combination of increased chargeability, reduced headcount and cost reductions. In addition, labor cost absorption benefited from an office closure in North America in the first nine months of 2013.

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

Included in the backlog table below is our proportionate share of unconsolidated joint ventures estimated revenues. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $4.9 billion as of September 30, 2014 and $5.5 billion as of December 31, 2013. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $1.0 billion as of September 30, 2014 and $1.5 billion as of December 31, 2013. Backlog attributable to unfunded government orders was $34 million as of September 30, 2014 and $166 million as of December 31, 2013. The following table summarizes our backlog by business segment.

	December 31,		Changes in scope on existing contracts (a)		September 30,
Dollars in millions	2013	New Awards		Net Workoff (b)	2014
Gas Monetization	$6,169	$50	$(348)	$(1,163)	$4,708
Hydrocarbons	2,619	1,163	535	(1,546)	2,771
Infrastructure, Government and Power	2,079	785	278	(1,050)	2,092
Services	2,254	391	289	(1,280)	1,654
Other	997	—	(50)	(28)	919
Total backlog	$14,118	$2,389	$704	$(5,067)	$12,144

(a) - In addition to changes in scope, these amounts reflect the elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures
(b) - These amounts include the net workoff of our projects as well as our proportionate share of the net workoff of our unconsolidated joint ventures projects.

We estimate that as of September 30, 2014, 57% of our backlog will be executed within one year. As of September 30, 2014, 38% of our backlog was attributable to fixed-price contracts and 62% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.0 billion as of September 30, 2014 and $1.1 billion as of December 31, 2013 and consisted of the following:

	September 30,	December 31,
Dollars in Millions	2014	2013
Domestic U.S. cash	$258	$355
International cash	710	675
Joint venture cash	80	76
Total	$1,048	$1,106

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world. We believe that our liquidity needs for the next 12 months will be met from existing cash balances and internally generated cash flows.

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs, such as the implementation of our new ERP systems, payment of dividends to shareholders and repurchases of our common stock.

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

We generally do not provide for U.S. federal and state income taxes on the accumulated undistributed earnings of non-U.S. subsidiaries except for certain entities in Mexico and certain other joint ventures, as well as for approximately 50% of our earnings from our operations in Australia.  Information relating to our accumulated undistributed earnings is described in Note 3 to our condensed consolidated financial statements.

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

Summary of Cash Flow Activity
	Nine Months Ended September 30,
Dollars in millions	2014	2013
Cash flows provided by operating activities	$178	$81
Cash flows used in investing activities	(37)	(50)
Cash flows used in financing activities	(178)	(83)
Effect of exchange rate changes on cash	(21)	(42)
Decrease in cash and equivalents	$(58)	$(94)

Operating activities. Cash provided by operations totaled $178 million in the first nine months of 2014 and was primarily attributable to $212 million of distributions of earnings from unconsolidated affiliates and fluctuations in our working capital accounts. This increase was partially offset by contributions of approximately $37 million to our pension funds.

Cash provided by operations totaled $81 million in the first nine months of 2013 and was primarily attributable to fluctuations in our working capital accounts. This increase was partially offset by our payment of $108 million in outstanding performance bonds to PEMEX Exploration and Production ("PEP") (see Note 12 to our condensed consolidated financial statements). In addition, we contributed approximately $26 million to our pension funds.

Investing activities. Cash used in investing activities totaled $37 million in the first nine months of 2014 and was primarily due to purchases of property, plant and equipment associated with information technology projects.

Cash used in investing activities totaled $50 million in the first nine months of 2013 and was primarily due to capital expenditures associated with information technology projects.

Financing activities. Cash used in financing activities totaled $178 million in the first nine months of 2014 and included $102 million for the purchase of treasury stock, $35 million for the payments of dividends to common shareholders, $39 million for distributions to noncontrolling interests and $7 million for principal payments on short-term and long-term borrowings, which consists primarily of nonrecourse debt of our Fasttrax variable interest entity. The uses of cash were partially offset by $4 million of proceeds from the exercise of stock options.

Cash used in financing activities totaled $83 million in the first nine months of 2013 and included $49 million for distributions to noncontrolling interests, $24 million for the payments of dividends to common shareholders, $9 million for principal payments on short-term and long-term borrowings, which consists primarily of nonrecourse debt of our Fasttrax variable interest entity, and $7 million for the purchase of treasury stock. The uses of cash were partially offset by $5 million of proceeds from the exercise of stock options.

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

Other Factors Potentially Affecting Liquidity

Canada project losses. As disclosed in Note 1 to our condensed consolidated financial statements, our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our condensed consolidated balance sheet consists of $87 million related to our Canadian pipe fabrication and module assembly projects. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2015.

Liquidated damages. Information relating to our liquidated damages is described in Note 5 to our condensed consolidated financial statements.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of September 30, 2014, there were $184 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, including financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $2 billion plus 50% of consolidated net income for each quarter beginning December 31, 2011 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. As of September 30, 2014, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 12 to our condensed consolidated financial statements). As of September 30, 2014, the remaining availability under the Distribution Cap was approximately $483 million.

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

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.3 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and, as of September 30, 2014, we have utilized $655 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $184 million issued under our Credit Agreement and $471 million issued under uncommitted bank lines as of September 30, 2014. Of the letters of credit outstanding under our Credit Agreement, approximately $1 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $246 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Transactions with Former Parent

Information relating to our transactions with former parent is described in Note 13 to our condensed consolidated financial statements.

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

Legal Proceedings

Information related to various commitments and contingencies is described in Notes 11 and 12 to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

In conducting our evaluation, we concluded there are material weaknesses in the operating effectiveness of our internal control over financial reporting, as described below.
As a result of the foregoing, we have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
In light of the material weaknesses identified below, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with U.S. GAAP and reflect our financial position and results of operations as of and for the quarter ended September 30, 2014. As a result, notwithstanding the material weaknesses as described below, management concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies. We determined that a material weakness in internal control over financial reporting existed within our Gas Monetization business segment because controls were not properly designed to determine that actual and estimated foreign currency effects were included in our estimates of revenues, costs and profit at completion for long-term construction contracts that contain multiple currencies. Additionally, our control to monitor the inclusion of foreign currency effects in our estimates of revenues, costs and profit at completion was not properly designed.
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
Management’s Plans for Remediation of the Material Weaknesses

Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies. In response to this material weakness, we have developed a plan with the oversight of the Audit Committee of the Board of Directors and commenced implementation to remediate this material weakness. As part of our plan to remediate this material weakness during fiscal year 2014 we have:

•
Continuing to implement a control to include the actual and estimated foreign currency effects in the estimates of revenues, costs and profit at completion on projects with multiple currencies by enhancing the design of our project status templates and our procedures for completion of our project status templates.

•
Continuing to enhance the design of our monitoring controls over the completeness and accuracy of estimated revenues, costs and profit at completion for long-term construction projects with multiple currencies to specifically include a process for monitoring and reviewing project status reports for proper application of foreign currency effects in project estimates.

•	Continuing to provide training to our personnel involved in the estimation of revenues, costs and profit at completion on projects with multiple currencies.

Material weakness related to control environment for our Canadian pipe fabrication and module assembly business. In response to this material weakness, we have developed a plan with the oversight of the Audit Committee of the Board of Directors and commenced implementation to remediate this material weakness. As part of our plan to remediate this material weakness during fiscal year 2014 in our Canada pipe fabrication and module assembly business we have/are:

•
Conducted town hall meetings throughout the Company's worldwide organization led by executive management to reinforce the requirement for employees to follow the Company's corporate culture, policies and procedures.

•	Changed certain management personnel and increase the number of qualified professionals.

•	Continuing to provide training to new and key personnel on roles and responsibilities, including line of communications in the event of concerns.

•
Continuing to provide training to new and key personnel on Company standard processes and systems across all project operations, oversight and support functions, including project management and module yard management.

•	Implemented and are actively monitoring execution of KBR standard project controls work processes and systems across the Canada pipe fabrication and module assembly projects.

•	Implemented standard project management oversight from corporate management.

We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

As a result of the material weaknesses described above, the company continues to make progress in the completion of our remediation plan activities to enhance our internal control over financial reporting. Specific activities completed are described above.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Information related to various commitments and contingencies is described in Notes 11 and 12 to our condensed consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings" and the information discussed therein is incorporated herein.

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

Risks Related to Operations of our Business

Crude oil and natural gas prices are extremely volatile. A substantial or extended decline in the price of crude oil and natural gas could adversely affect our results of operations.

Our business segment revenues are highly dependent on capital expenditures for LNG, refining and distribution facilities and other investments by large oil and gas companies.  The demand for these facilities and the ability of our customers to borrow and obtain additional capital on attractive terms is also substantially dependent upon crude oil and natural gas prices. As seen in the recent decline in crude prices, prices for crude oil and natural gas are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control.  Demand for the services we provide could decrease in the event of a sustained reduction in demand for crude oil or natural gas, while perceptions of long-term decline in crude oil and natural gas prices by oil and gas companies (our customers) can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenues is generated from transactions with Chevron, primarily from our Gas Monetization business segment. Revenues from Chevron represented 17% of our total consolidated revenues for the nine months ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)
On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the nine months ended September 30, 2014. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. Shares purchased under "Employee transactions" in the table below reflects shares acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from vesting of restricted stock units.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2014
Repurchase program (2) (3)	(97,868)	$20.78	(97,868)	$271,011,384
Maintenance program (2) (3)	97,868	$20.78	—	—
Employee transactions	3,201	$23.54	—	—
August 1 – 29, 2014
Repurchase program	274,119	$20.78	274,119	$265,315,027
Maintenance program	26,481	$20.78	—	—
Employee transactions	1,713	$21.60	—	—
September 1 – 30, 2014
Repurchase program (2) (3)	(729)	$20.78	(729)	$265,330,176
Maintenance program (2) (3)	729	$20.78	—	—
Employee transactions	1,308	$19.28	—	—
Total
Repurchase program	175,522	$20.78	175,522	$265,330,176
Maintenance program	125,078	$20.78	—	—
Employee transactions	6,222	$22.11	—	—

(1)	Represents remaining authorization that may be used for repurchases pursuant to the share repurchase program authorized and announced on February 25, 2014.

(2)	There were no shares repurchased during this period; however, share grants under our equity compensation plans vested and shares were issued in accordance with those plans.

(3)
In a given fiscal year, we allocate repurchased shares first to our maintenance program and second to our Board-authorized repurchase program.  Negative values reflect repurchased shares in excess of available maintenance shares in previous periods that have been reallocated in the current period as repurchases under the maintenance program from repurchases under the Board-authorized repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013; File No. 1-33146)

*10.1+	Form of revised Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Restricted Stock Unit Agreement (International Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; Involuntary Termination Trigger) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
***	Interactive data files

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

Date: November 3, 2014