Form 10-K
period 2014-12-31
KBR, INC.
filed 2015-02-27
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 1-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4536774
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Jefferson Street, Suite 3400, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(713) 753-3011
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.001 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2014 was approximately $3.5 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $23.85.

As of January 31, 2015, there were 144,821,140 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, "KBR") is an engineering, construction and services company supporting the global hydrocarbons and international government services market segments. We offer an extensive portfolio of proprietary technology and consulting services; engineering, construction, procurement and asset maintenance services; and base operational, logistics, life support and asset management services, through our Technology & Consulting, Engineering & Construction and Government Services business segments. Information regarding business segment disclosures is incorporated by reference in Note 2 to our consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Our Business Segments

Business Reorganization

On December 11, 2014, we announced our reorganization into the following three business segments:

•Technology & Consulting
•Engineering & Construction
•Government Services

Our corporate expenses and other operations that do not individually meet the criteria for group presentation continue to be reported in our Other business segment. In addition, we combined certain operations in the markets we have decided to exit into a new, Non-strategic Business segment. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.
Our business segments are described below.

Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialty consulting brands, Granherne, Energo and GVA, under a single customer-facing global business.  This segment provides licensed technologies and consulting services to the oil and gas value chain, from wellhead to crude refining and through to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customer’s objectives through early planning and scope definition, advanced technologies and project lifecycle support.
Engineering & Construction ("E&C"). Our E&C business segment leverages our operational and technical excellence as a global provider of engineering, procurement, construction ("EPC"), commissioning and maintenance services for oil and gas, refining, petrochemicals and chemicals customers.   E&C is managed on a geographic basis in order to facilitate close proximity to our customers and our people, while utilizing a consistent global execution strategy.
Government Services ("GS"). Our GS business segment focuses on long-term service contracts with annuity streams particularly for the United Kingdom ("U.K."), Australian and United States ("U.S.") governments.
Non-strategic Business. On December 11, 2014, we also announced that we would exit businesses that are no longer a part of our future strategic focus. Our Non-strategic Business segment represents these operations or activities which we intend to either sell to third parties or exit upon completion of existing contracts and runoff activities.

Other. Our Other business segment includes our corporate expenses and general and administrative expenses not allocated to the business segments above and any future activities that do not individually meet the criteria for segment presentation.
Our Business Strategy

Our business strategy is to provide our customers with differentiated and superior capital project delivery and services offerings across the entire engineering, construction and operations project lifecycle. We aim to create enhanced customer satisfaction leading to repeat business through a best-in-class delivery platform. Our projects are generally long-term in nature and an essential feature of our global strategy is to establish local operations in locations where services demand growth is expected. Our core skills are conceptual design, front-end engineering design ("FEED"), engineering, project management, procurement, construction, construction management, logistics, commissioning, operations and maintenance. When necessary, we complement organic growth by pursuing targeted acquisitions that focus on expanding our capabilities and market coverage or accelerating business growth strategies.

In addition, we provide superior technology offerings in focused markets through our broad portfolio of proprietary technology and niche consulting skills. These proven and innovative options provide customers with tailored solutions to their market challenges.

As a part of the strategic announcement on December 11, 2014, we performed a critical evaluation of our business portfolio and identified the businesses where we believe we have a competitive edge. We are moving into a project delivery and accountability focused structure that aligns with the needs of our customers, recognizes diverse business models and employs a more targeted approach that will enable us to realize revenue and cost synergies. Our strategic priorities will focus on differentiated offerings in two core markets: global hydrocarbons and international government services. Key features of our business segment strategies are discussed below.

The Technology & Consulting business segment offers a broad spectrum of services and solutions, including licensing, basic engineering and design ("BED"), proprietary equipment ("PEQ"), plant automation, catalysts and related consulting services to hydrocarbons, chemicals and fertilizer markets. Services provided by the oil and gas consulting portion of this business include field development and planning, technology selection and optimization of capital spending, offshore integrity management and structural analysis for production platforms in various locations. Services provided by the downstream consulting portion of this business include feasibility and revamp studies as well as planning activities related to the development and construction of refining, petrochemical, chemical and fertilizer complexes.
Our upstream technology solutions include the provision of technology related to semi-submersible hull design and monohull vessels capable of working in the ultra-deep and harsh environments, as well as Drillship and Floating Production, Storage and Offshore ("FPSO") vessels. Downstream technology offerings include technologies for conversion of heavy hydrocarbon streams to fuels in the refining markets as well as technologies for the conversion and production of high value olefins from a variety of feedstocks. Additionally, the technology portfolio includes market leading ammonia process technology solutions for the ammonia and fertilizer markets as well as clean coal gasification technology, a promising alternative to meet global energy demand.

The Engineering & Construction business segment, our project delivery business, offers a scope of services covering the entire spectrum of project development activities from the earliest conceptual engineering, through FEED and execution planning phases to full EPC delivery and asset services. E&C provides engineering and EPC services for the development, construction and commissioning of projects in the offshore, onshore and liquefied natural gas ("LNG") and gas-to-liquids ("GTL") markets. Offshore offerings focus on fixed and floating platforms and facilities, hulls, moorings, risers ("HMR") and subsea umbilicals, risers and flowlines ("SURF"). Our services in the onshore markets include projects in oil & gas, refining, petrochemicals, chemicals, ammonia, fertilizers, syngas and gasification units. Our service offerings in the LNG and GTL markets include liquefaction, regasification, floating LNG ("FLNG") and floating storage and regasification units ("FSRU"). Our asset services include maintenance, modification, asset integrity and small capital expenditure ("CAPEX") projects. With these service offerings, we continue to leverage our proud history of delivering some of the most complex projects throughout the world and in some of the most remote and challenging locations.

The Government Services business segment focuses on providing a wide range of base and remote life support services, logistics, program management and capability risk management, resilience planning and execution services and training to government agencies from the U.K., Australia, the U.S. and other parts of the world. Our service offerings range from construction, refurbishment, operations and maintenance of housing and other facilities for military personnel to home base and overseas operations support, embassy and other life support programs, heavy equipment transportation and police facilities management integration around the world. Our objective is to capitalize on new opportunities resulting from the industry’s demands for increased efficiencies in response to tight government budgets and governments' requirements to deal with new threats.

The Non-strategic business segment focuses on the completion of three power projects and other run-off activities in the markets we are exiting, and the eventual sale of a product line.

Competition and Scope of Global Operations

We operate in highly competitive markets throughout the world and believe the following are the areas where we have a competitive advantage:

•	market-leading health, safety and environmental standards and sustainable practices;

•	customer relationships;

•	successful prior execution of large projects in difficult locations;

•	technical excellence and differentiation;

•	high value in delivered projects and services measured by performance, quality, operability and cost;

•	service delivery, including the ability to deliver personnel, processes, systems and technology on an "as needed, where needed and when needed" basis with the required local content and presence;

•	consistent superior service quality;

•	financial strength through liquidity, capital capacity and the ability to support warranties;

•	breadth of proprietary technology, know-how and technical solutions; and

•	robust risk awareness and management processes.

We conduct business in over 70 countries. Based on the location of projects executed, our operations in countries other than the U.S. accounted for 63% of our consolidated revenues during 2014, 66% of our consolidated revenues during 2013 and 73% of our consolidated revenues during 2012. See Note 2 to our consolidated financial statements for selected geographic information.

We have summarized our revenues by geographic location as a percentage of total revenues below:

	Years ended December 31,
	2014	2013	2012
Revenues:
United States	37%	34%	27%
Australia	22%	25%	23%
Canada	12%	10%	6%
Middle East	11%	13%	13%
Europe	10%	8%	7%
Africa	4%	8%	21%
Other countries	4%	2%	3%
Total	100%	100%	100%

We market substantially all of our project and service offerings through our business segments. The markets we serve are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Corporation, Fluor Corporation, Jacobs Engineering, AECOM, and international-based companies such as AMEC Foster Wheeler, Chicago Bridge and Iron, Chiyoda Corporation ("Chiyoda"), JGC Corporation ("JGC"), McDermott International, Petrofac, Saipem, Technip, Wood Group/PSN and Worley Parsons. Since the markets for our services are vast and extend across multiple geographic regions, we cannot make a definitive estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation and foreign currency exchange controls and fluctuations. We strive to manage or mitigate these risks through a variety of means including contract provisions, contingency planning, insurance schemes, hedging and other risk management activities. See "Item 1A. Risk Factors," "Item 7A. Quantitative and Qualitative Discussion about Market Risk" and Note 20 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to manage our risks.

Acquisitions and Other Transactions

In November 2013, we closed on the sale of a portion of a subsidiary, Allstates Technical Services, for $10 million in cash. The sale resulted in a $3 million pre-tax gain and is recorded in "gain on disposition of assets" in our consolidated statements of operations.

In November 2012, a joint venture in which we hold a 50% interest sold the office building in which we lease office space for our corporate headquarters and business segment offices in Houston, Texas for $175 million. Since we continue to lease the office building from the new owner under essentially the same lease terms, the $44 million pre-tax gain on the sale was deferred and is being amortized using the straight-line method over the remaining term of the lease, which expires in 2030.

In November 2012, we closed on the sale of our former headquarters campus located at 4100 Clinton Drive in Houston, Texas for $42 million in cash. The sale resulted in a $27 million pre-tax gain on disposal of assets in "gain on disposition of assets" in our consolidated statements of operations.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce exposure and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party and provide greater flexibility in delivering our services based on cost and geographical efficiency. Clients of our E&C business segment frequently require EPC contractors to work in teams given the size and complexity of global projects that may cost billions of dollars to complete. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2014.

We are working with JGC and Chiyoda for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. The project is being executed using two joint ventures and we own a 30% equity interest in each joint venture. The investments are accounted for using the equity method of accounting and reported in our E&C business segment.

KJVG is a joint venture consisting of JGC, Hatch Associates, Clough Projects Australia and KBR for the purpose of design, procurement, fabrication, construction, commissioning and testing of the Gorgon onshore LNG project located on Barrow Island off the northwest coast of Western Australia. We hold a 30% interest in the joint venture which is consolidated for financial accounting purposes and reported in our E&C business segment.

Aspire Defence Holdings Limited ("Aspire Defence") is a joint venture currently owned by KBR and two financial investors to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the U.K. We own a 45% interest in Aspire Defence and we own a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. The investments are accounted for using the equity method of accounting and reported in our GS business segment.

Mantenimiento Marino de Mexico (“MMM”) is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The principal Grupo R entity is Corporative Grupo R, S.A. de C.V. and Discoverer ASA, Ltd., a Cayman Islands company. The Partners Agreement covers five joint venture entities executing Mexican contracts with Petróleos Mexicanos ("PEMEX"). MMM was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render maintenance, repair and restoration services of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures. We account for our investment in these entities using the equity method of accounting and report them in our E&C business segment.

Backlog of Unfulfilled Orders

Backlog is our estimate of the dollar amount of revenues we expect to realize in the future as a result of executing awarded contracts. For our projects related to unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. Our backlog was $10.9 billion and $14.1 billion at December 31, 2014 and 2013, respectively. We estimate that, as of December 31, 2014, 51% of our backlog will be recognized as revenues within one year. All backlog is attributable to firm orders at December 31, 2014 and 2013. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as cost-reimbursable, fixed price or “hybrid” contracts containing both cost-reimbursable and fixed-price scopes. Our fixed price contracts often include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Change orders on fixed-priced contracts are routinely approved as work scope changes resulting in adjustments to our fixed price.

Fixed-price contracts, which include our unit-rate contracts (essentially a fixed-price contract with the only variable being units of work performed) where we are paid fixed amounts based on the final number of units of work performed, are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine the work to be performed, the project execution schedule and the costs associated with the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer project risks to us.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials and for reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred or a combination of the two. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our GS business segment performs work under cost-reimbursable contracts with the U.K. Ministry of Defence ("MoD"), the U.S. Department of Defense (“DoD”) and other governmental agencies that are generally subject to applicable statutes and regulations. If the government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the costs to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Item 1A. Risk Factors” for more information.

Significant Customers

We provide services to a diverse customer base, including:

•	international oil companies ("IOC"s) and national oil companies ("NOC"s);

•	independent refiners;

•	petrochemical, fertilizer and chemical producers;

•	manufacturers;

•	domestic and foreign governments; and

•	regulated electric utilities.

A considerable percentage of revenues is generated from transactions with the Chevron Corporation ("Chevron") primarily within our E&C segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The information in the following table has summarized data related to our revenues from Chevron.

Revenue and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
	2014		2013		2012
Dollars in millions, except percentage amounts	$	%	$	%	$	%
Chevron revenue	1,069	17%	1,859	26%	2,302	30%

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

Intellectual Property

We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification and semi-submersible technology. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol and aniline used in the production of consumer-end products. In addition, we are a licensor of ammonia process technologies used in the conversion of synthetic gas to ammonia. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us, enhances our margins and encourages customers to utilize our broad range of EPC and construction services.

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

Employees

As of December 31, 2014, we had approximately 25,000 employees, of which approximately 10% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Health and Safety

We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include the Federal Occupational Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws, and safety requirements of the Departments of State, Defense, Energy and Transportation of the U.S. government. We are also subject to similar requirements in other countries in which we have extensive operations, including the U.K. where we are subject to the various regulations enacted by the Health and Safety Act of 1974.

These laws and regulations are frequently changing and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and, as a result; we may incur substantial costs to maintain the safety and security of our personnel.

During the fourth quarter of 2014, we embarked on a global Zero Harm initiative in order to reinforce health, safety, security and environment as key components of the KBR culture and lifestyle.  This initiative incorporates three dynamic components, Zero Harm, 24/7 and courage to care which empowers individuals to take responsibility for their health and safety, as well as that of their colleagues.

Environmental Regulation

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the U.S., these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business segments where we perform construction and industrial maintenance services or operate and maintain facilities.

We continue to monitor conditions at sites owned or previously owned, and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect that costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, as of December 31, 2014, we have accrued approximately $1 million for the assessment and remediation costs associated with all environmental matters and we do not anticipate incurring additional costs. See Note 15 to our consolidated financial statements for more information on environmental matters.

We have been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. At this time, we are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a short-term material direct effect on our business, the markets that we serve or on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers, which could impact our business. For example, our commodity-based markets depend on the level of activity of mineral and oil and gas companies and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, which could impact our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for minerals, oil and natural gas.  We will continue to monitor developments in this area.

Compliance

Conducting our business with ethics and integrity is a key priority for KBR. We are subject to numerous compliance-related laws and regulations, including the U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act, other applicable anti-bribery legislation and laws and regulations regarding trade and exports. We are also governed by our own Code of Business Conduct and other compliance-related corporate policies and procedures that mandate compliance with these laws. Our Code of Business Conduct is a guide for every employee in applying legal and ethical practices to our everyday work. The Code of Business Conduct describes not only our standards of integrity but also some of the specific principles and areas of the law that are most likely to affect our business. We regularly train our employees regarding anti-bribery issues and our Code of Business Conduct.

Website Access

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers. No such waivers were granted during 2014.

Item 1A. Risk Factors

Risks Related to Operations of our Business

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A substantial portion of our revenues is directly or indirectly derived from new contract awards. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities which could have a material adverse effect on our business, financial condition and results of operations.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. Approximately 40% of the value of our backlog is attributable to fixed-price contracts, which include our unit-rate contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced based in part on cost and scheduling estimates that are based on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain a sufficient number of affordable trained engineers, craft labor, and other skilled workers, our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth and the success of our business depend upon our ability to attract, develop and retain a sufficient number of affordable trained engineers, craft labor and other skilled workers either through direct hire or acquisition of other firms employing such professionals. The market for these professionals is competitive. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase and our financial performance may decline.

We conduct a portion of our engineering and construction operations through joint ventures and partnerships exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our EPC operations through large project-specific joint ventures where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners, and we typically share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to our customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

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

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties or delays in completion or commencement of commercial operations, exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or if covered by insurance but subject to a high deductible could result in a significant loss for us, which may reduce our profits and cash available for operations.

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope which may result in additional direct and indirect costs. Often these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

International and political events may adversely affect our operations.

A significant portion of our revenues is derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include, but not be limited to:

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

Due to the unsettled political conditions in many oil-producing countries and other countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Our operations are conducted in areas that have significant political risk. In addition, military action or unrest in such locations as the Middle East could restrict the supply of oil and gas, disrupt our operations in the region and elsewhere and increase our costs related to security worldwide.

We may have additional tax liabilities associated with our domestic and international operations.

We are subject to income taxes in the United States and numerous foreign jurisdictions, many of which are developing countries. Significant judgment is required in determining our worldwide provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. It is not unlikely that laws may be changed or clarified and such changes may require material changes to our tax provisions. We are audited by various U.S. and foreign tax authorities and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements. In addition, because of the changing nature of our projects, geographic locations, etc. our effective tax rates in future years may differ materially from previous years.

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

We execute different projects in remote locations around the world. Depending on the type of contract, location and the nature of the work, we may charter seagoing vessels under time and bareboat charter arrangements and assume certain risks typical of those agreements. Such risks may include damage to the ship, liability for cargo and liability which charterers and vessel operators have to third parties “at law.” In addition, we ship a significant amount of cargo and are subject to hazards of the shipping and transportation industry.

Demand for our services depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide services could decrease in the event of a sustained reduction in the price and demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices of oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

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

Crude oil and natural gas prices are extremely volatile. A substantial or extended decline in the price of oil and natural gas could adversely affect our results of operations.

Our business segment revenues are highly dependent on capital expenditures for LNG, refining and distribution facilities and other investments by large oil and gas companies.  The demand for these facilities and the ability of our customers to borrow and obtain additional capital on attractive terms is also substantially dependent upon crude oil and natural gas prices. As seen in the recent decline in crude prices, prices of oil and natural gas are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control.  Demand for the services we provide could decrease in the event of a sustained reduction in demand for crude oil or natural gas, while perceptions of long-term decline in crude oil and natural gas prices by oil and gas companies (our customers) can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of December 31, 2014, our backlog was approximately $10.9 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenues and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We provide services to a diverse customer base, including IOCs, NOCs, independent refiners, petrochemical producers, fertilizer producers, chemical producers, manufacturers, domestic and foreign governments and regulated electric utilities. A considerable percentage of revenues is generated from transactions with Chevron primarily from our E&C business segment. Revenues from Chevron in 2014 represented 17% of our total consolidated revenues.

Dependence on craft labor, subcontractors and equipment manufacturers could adversely affect our profits.
We rely on local craft labor, third party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage craft labor, subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

If we are unable to enforce our intellectual property rights, or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in the provisioning of services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Since we license technologies from third parties, there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. In some, but not all cases, we may be able to obtain the necessary intellectual property rights from alternative sources. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

Our current business strategy includes the possibility of acquisitions, which may present certain risks and uncertainties.

We may seek business acquisitions as a means of broadening our offerings and capturing additional market opportunities by our business segments and we may be exposed to certain additional risks resulting from these activities. These risks include, but are not limited to the following:

•	Valuation methodologies may not accurately capture the value proposition;

•
Future completed acquisitions may not be integrated within our operations with the efficiency and effectiveness initially expected, resulting in a potentially significant detriment to the associated product/service line financial results and posing additional risks to our operations as a whole;

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

We rely heavily on IT systems in order to achieve our business objectives.  We also rely upon industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs.  The failure of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. We have experienced security threats, none of which we considered to be significant to our business or results of operations, but significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

An impairment of all or part of our goodwill and/or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2014, we had $324 million of goodwill and $41 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheets, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual and an interim analysis, if appropriate, of our goodwill to determine if it has become impaired. The analysis requires us to make assumptions in estimates of fair value of our reporting units. If actual results are significantly different from the estimates, we might be required to write down the impaired portion of goodwill. An impairment of all or a part of our goodwill and/or intangible assets could have a material adverse effect on our net earnings and net worth.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project, the ratio of hours performed to date to our estimate of total expected hours at completion, or the physical progress methodology. The effects of revisions to estimated revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Risks Related to Government Operations of our Business

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government has also favored multiple award task order contracts in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. We will face rigorous competition and pricing pressures for any additional contract awards from the U.S. government, and we may be required to qualify or continue to qualify under the various multiple award task order contract criteria. It may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win. In addition, negative publicity regarding findings stemming from audits by the Defense Contract Audit Agency (the "DCAA"), congressional investigations and litigation may adversely affect our ability to obtain future awards. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Analysis - U.S. Government Matters."

Demand for our services provided under government contracts are directly affected by spending by our customers.

We derive a portion of our revenues from contracts with agencies and departments of the U.K., Australia and U.S. governments, which is directly affected by changes in government spending and availability of adequate funding. Additionally, U.S. government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a defense contractor, our financial performance is affected by the allocation and prioritization of defense spending. Factors that could affect current and future government spending include:

•	policy and/or spending changes implemented by the current administration, DoD or other government agencies;

•	changes, delays or cancellations of government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the governments;

•	curtailment of the governments’ outsourcing of services to private contractors; or

•	level of political instability due to war, conflict or natural disasters.

We face uncertainty with respect to our government contracts due to the fiscal and economic challenges facing our customers, including sequestration and issues surrounding the U.S. national debt ceiling. Potential contract cancellations, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. The loss of work we perform for the governments or decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flows.

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

Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance.

A KBR subsidiary currently holds a U.S. government-issued facility security clearance and certain of its employees have qualified for and hold U.S. government-issued personal security clearances. These clearances are necessary in order to qualify for and ultimately perform certain of our U.S. government contracts. Should we no longer qualify for such clearances, our ability to pursue and perform U.S. government contracts would be negatively impacted.

Risks Related to Governmental Regulations and Law

We could be adversely impacted if we fail to comply with domestic and international export laws, which are the subject of rigorous enforcement by the U.S. government.

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

The FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of the FCPA and other anti-corruption laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot provide complete assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

Various U.S. federal, state, local, and foreign environmental laws and regulations may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge or causation of the presence of contaminants. The liability under these laws is joint and several. The ongoing costs of complying with existing environmental laws and regulations could be substantial and have a material adverse impact on our financial condition, results of operations and cash flows.

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

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Credit Agreement is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, letters of credit and/or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially strong. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current Credit Agreement. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonding and/or other customary credit enhancements could have a material adverse effect on our business prospects and future revenues.

Our Credit Agreement imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit agreement may not be available if financial covenants are violated or if an event of default occurs.

Our Credit Agreement provides a credit line of $1 billion and expires in December 2016. It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including maintenance of a maximum ratio of consolidated debt to consolidated EBITDA and a minimum consolidated net worth.

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

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations. Our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs. However, we do enter into contracts that subject us to currency risk exposure, primarily when our contract revenues are denominated in a currency different from the contract costs. A significant portion of our consolidated revenues and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant foreign currency risks, including risks resulting from changes in currency exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

The governments of certain countries have or may in the future impose restrictive exchange controls on local currencies and it may not be possible for us to engage in effective hedging transactions to mitigate the risks associated with fluctuations of a particular currency. We are often required to pay all or a portion of our costs associated with a project in the local currency. As a result, we generally attempt to negotiate contract terms with our customer, who is often affiliated with the local government, or has a significant local presence, to provide that we are only paid in the local currency for amounts that match our local expenses. If we are unable to match our local currency costs with revenues in the local currency, we would be exposed to the risk of adverse changes in currency exchange rates.

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

We participate in privately financed projects that enable governments and other customers to finance large-scale projects, such as the acquisition and maintenance of major military equipment, capital projects and service purchases. These projects typically include the facilitation of nonrecourse financing, the design and construction of facilities and the provision of operation and maintenance services for an agreed-upon period after the facilities have been completed. We may incur contractually reimbursable costs and typically make investments prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our investments can be dependent on the operational success of the project and market factors which may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
Greenford, United Kingdom	Owned	Office facilities	Engineering & Construction

Leatherhead, United Kingdom	Owned	Office facilities	Engineering & Construction and Government Services
Birmingham, Alabama	Owned	Office facilities	Non-strategic Business

North America:

Arlington, Virginia	Leased	Office facilities	Government Services

Edmonton, Alberta, Canada	Leased	Office and Project facilities	Engineering & Construction and Other

Houston, Texas	Leased	Office facilities	All and Other

Monterrey, Nuevo Leon, Mexico	Leased	Office facilities	Engineering & Construction

Newark, Delaware	Leased	Office facilities	Engineering & Construction

Europe, Middle East and Africa:

Al Khobar, Saudi Arabia	Leased	Office facilities	Engineering & Construction

Gothenburg, Sweden	Leased	Office facilities	Technology & Consulting

Asia-Pacific:

Singapore	Leased	Office facilities	Technology & Consulting and Engineering & Construction

Sydney, Australia	Leased	Office facilities	Engineering & Construction

Perth, Australia	Leased	Office and project facilities	Engineering & Construction

Melbourne, Australia	Leased	Office facilities	Engineering & Construction

We also own or lease numerous small facilities that include sales offices and project offices throughout the world and lease office space in other buildings owned by unrelated parties. All of our owned properties are unencumbered and we believe all properties that we currently occupy are suitable for their intended use.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Item 1A. Risk Factors” and in Notes 14 and 15 to our consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 3.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices per share for our common stock as reported by the New York Stock Exchange and dividends declared. In the fourth quarter of 2014, we declared a dividend of $0.08 per share on October 2, 2014.

	Common Stock Price Range		Dividends Declared Per Share
	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$34.77	$26.34	$0.08
Second quarter ended June 30, 2014	$28.29	$22.48	$0.08
Third quarter ended September 30, 2014	$24.44	$18.77	$0.08
Fourth quarter ended December 31, 2014	$20.48	$14.65	$0.08
Fiscal Year 2013
First quarter ended March 31, 2013	$32.65	$28.24	$—
Second quarter ended June 30, 2013	$36.69	$27.60	$0.08
Third quarter ended September 30, 2013	$34.01	$29.42	$0.08
Fourth quarter ended December 31, 2013	$36.70	$29.32	$0.08
At January 31, 2015, there were 110 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program.
We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. In a given fiscal year, we allocate repurchased shares first to our maintenance program and next to our Board-authorized repurchase program. In the months in which we have not repurchased but have had to cover vesting on our equity compensation plans we reduce previous repurchases under the Board-authorized repurchase program.

Under our Credit Agreement, we are permitted to repurchase our common stock provided that no such repurchases shall be made from the proceeds borrowed under the Credit Agreement and that the aggregate purchase price and dividends paid after December 2, 2013 does not exceed the Distribution Cap. At December 31, 2014, the remaining availability under the Distribution Cap was approximately $468 million. The declaration, payment or increase of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions. Since January 2007, we have repurchased $731 million of our outstanding common stock.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2014.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2014	—	$—	—	$265,330,176
November 3 – 28, 2014	—	$20.78	(2,880)	$265,390,024
December 1 – 31, 2014	230,400	$15.59	228,208	$261,832,261
Total	230,400	$15.52	225,328	$261,832,261

(1)
Does not include shares withheld for tax purpose or forfeitures under our equity plans. Shares are acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from the vesting of restricted stock units. For the three month period ended December 31, 2014, 507 shares were acquired to cover employee transactions at an average price of $18.23.

(2)
Represents the number of shares applied to the share repurchase program authorized and announced on February 25, 2014 less shares allocated to our maintenance program. Repurchases applied to cover our share maintenance plan for the three month period ended December 31, 2014, were 5,072 shares at an average price of $18.54 per share.

(3)	We did not repurchase shares in October and November of 2014. The average price paid per share of $20.78 reflects the average price paid on the previous repurchases in August 2014.

Performance Graph

The chart below compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2014, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 31, 2009 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
KBR	$100.00	$161.70	$148.90	$160.95	$171.54	$91.18
Dow Jones Heavy Construction	100.00	127.89	105.04	126.90	165.86	122.89
Russell 1000	100.00	113.87	113.29	129.07	168.36	186.99

Item 6.Selected Financial Data
The following table presents selected financial data for the last five years. You should read the following information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Dollars in millions, except per share amounts
Statement of Operations Data:
Revenues	$6,366	$7,214	$7,770	$9,103	$9,962
Gross profit (loss)	(65)	417	518	640	689
Equity in earnings of unconsolidated affiliates	163	137	151	158	137
Impairment of goodwill, asset impairments and restructuring charges (a)	(660)	—	(180)	—	(5)
Operating income (loss)	(794)	308	299	587	609
Income (loss) from continuing operations, net of tax (b)	(1,198)	171	202	540	395
Net income attributable to noncontrolling interests	(64)	(96)	(58)	(60)	(68)
Net income (loss) attributable to KBR	(1,262)	75	144	480	327
Basic net income (loss) attributable to KBR per share	$(8.66)	$0.50	$0.97	$3.18	$2.08
Diluted net income (loss) attributable to KBR per share	$(8.66)	$0.50	$0.97	$3.16	$2.07
Cash dividends declared per share (c)	$0.32	$0.24	$0.28	$0.20	$0.15

Balance Sheet Data (as of the end of period):
Total assets	$4,199	$5,438	$5,767	$5,666	$5,417
Long-term nonrecourse project-finance debt	63	78	84	88	92
Total shareholders’ equity	$935	$2,439	$2,511	$2,442	$2,204

Other Financial Data (as of the end of period):
Backlog of unfulfilled orders	$10,859	$14,118	$14,931	$10,931	$12,041

(a)
Included in 2014 is a goodwill impairment charge of $446 million related to three of our previous reporting units. Included in 2012 is a goodwill impairment charge of $178 million related to one of our previous reporting units. Included in 2014, 2012 and 2010 are impairment of long-lived asset charges of $171 million, $2 million and $5 million, respectively, primarily related to equipment, land and buildings. Also included in 2014 are restructuring charges of $43 million.

(b)
Included in 2014 is a $421 million of tax expense primarily related to valuation allowance on U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards, other deferred tax assets and foreign tax expense.

(c)
In 2012, we declared five dividends totaling $0.28 per share. In each quarter during 2012, we declared a dividend of $0.05 per share. In the fourth quarter of 2012, we declared an additional dividend of $0.08 per share on December 18, 2012. Consequently, in 2013 we declared only three dividends totaling 0.24 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with Part I of this Form 10-K as well as the consolidated financial statements and related notes included in Item 8 of this Form 10-K.

Executive Overview

Business Reorganization

Following the June 2014 appointment of Mr. Stuart Bradie as CEO, we announced plans to undertake a global strategic review of our business. The outcome of this review was a reorganization of our business into three new segments, T&C, E&C and GS to focus on core strengths in global hydrocarbons and international government services. Our corporate expenses and other operations that do not individually meet the criteria for group presentation continue to be reported in our Other business segment, while operations we intend to sell or exit upon completion of our existing contracts are presented separately in the Non-strategic Business segment. Each business segment excluding “Other” reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM"). See "Item 1. Business" for a description of the new business segments. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

Business Environment

Demand for our services depends primarily on the level of capital expenditure in our market sectors, which is driven generally by global and regional economic growth (primarily GDP growth) and more specifically by the demand for energy and derivative products and government services. While the recent decline in oil prices may have a near term adverse impact on our business, we see long-term growth in energy projects such as low cost production, shallow water, onshore production, subsea tiebacks and brownfields revamping. Low energy prices reflected in the current oil price provide opportunities in brownfield LNG and new petrochemicals, chemicals and fertilizer markets. We believe KBR has a balanced portfolio of upstream, midstream and downstream and recurring revenues in outsourced government services, which provides us with less exposure to the oil price declines than some of our peers.
We expect LNG demand to grow annually mainly in Asia and demand in Europe to rebound. We expect global capacity coming online in the next 15 years to translate to the letting of two LNG plants per year, which is consistent with the last five years. Growth regions include U.S. Gulf Coast and the Asia-Pacific region; Canada, due to new tax rules; and East Africa, due to successful appraisals.

Overview of Financial Results

2014 was a transitional year for KBR with the arrival of a new CEO and the launch of a major strategic business review. This review was completed in December 2014 and we intend to focus future efforts on the global hydrocarbons and international government services markets. As a result of this decision, we decided to divest or exit the following businesses upon completion of existing projects:

•	Fixed priced EPC power projects

•	Fixed priced U.S. infrastructure and mining business

•	Building Group

•	Fixed price construction-only projects

The 2014 financial results include significant restructuring charges, impairments of goodwill and other assets, and tax valuation allowances from the strategic review that total approximately $1.1 billion. Our results for the year ended December 31, 2014 were also impacted by the following:

•	Reduced revenues and gross profit due to lower activity or the completion of several mega LNG and GTL projects

•	Reduced gross profit due to increases in estimates of costs to complete certain projects, including recognition of additional losses on our Canadian pipe fabrication and module assembly projects.

Our financial results continue to be driven by our E&C business segment, which is where we execute large EPC projects. This segment generated revenues of $4.6 billion and gross profit of $141 million during 2014. While we continue to successfully execute close-out activities on some of our major LNG/GTL projects, our E&C business segment remains focused on actively pursuing new prospects in the LNG/GTL markets and in the petrochemical markets. We do not expect the next major LNG EPC award until early 2016 and beyond. During 2014, our E&C business segment also experienced an increase in EPC activity on refining, petrochemical and chemicals projects driven in large part by the abundant supply and low natural gas prices in North America. Although we incurred losses during the first two quarters of 2014 on our Canadian pipe fabrication and module assembly projects, the losses were less than 2013 and five of the seven projects are now complete. During the fourth quarter we generated modest profit from claims recovery on several of these completed projects. One of the Canadian pipe fabrication and module assembly contracts that is in a loss position is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. During 2014, we did not execute any new orders under this agreement.

Our GS business continues to be impacted by declines in our government logistics and support business, the slow-down in government investments and by ongoing close-out costs associated with litigation and commercial disputes on legacy U.S. government contracts that supported the U.S. military in Iraq (LogCAP III and RIO projects).

Our results were also impacted by a decline in building projects and increased costs to complete our power projects, which resulted in the recognition of loss on two projects, all of which are reported within our Non-strategic Business segment.
Our backlog of unfilled orders declined in 2014 as we completed two mega EPC (i.e. LNG and GTL) projects and continue to execute two additional mega LNG projects.

Revenues
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Revenues	$6,366	$7,214	$(848)	(12)%	$7,770	$(556)	(7)%

Consolidated revenues decreased in 2014 compared to 2013. This decrease was primarily driven by reduced volumes within our E&C business segment resulting from the completion or near completion of EPC projects in our LNG/GTL markets, partially offset by new awards of refining, petrochemicals and chemicals projects. Lower overall volumes associated with our GS business segment's support and logistics activities in Iraq and Afghanistan for the U.S. and U.K. governments, respectively, also contributed to the decline. Additionally, the reduction in revenues was due to completion of several building projects within our Non-strategic Business segment.

Consolidated revenues decreased in 2013 compared to 2012. This decline was primarily driven by the reduced volume as we entered the early completion phases of the EPC projects previously noted, partially offset by activities on large new awards within our E&C business segment. The decrease was also attributable to reduced volumes driven by base closures and headcount reductions under the contract supporting the U.S. Military and the U.S. Department of State in Iraq. There was also a reduction of commercial support and other services for the U.K. MoD in Afghanistan and other locations. These declines were partially offset by activities on new projects within our Non-strategic Business segment.

Gross Profit (Loss)
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Gross profit (loss)	$(65)	$417	$(482)	(116)%	$518	$(101)	(19)%

Consolidated gross profit decreased in 2014 compared to 2013. This decrease was primarily attributable to an increase in estimated costs to complete projects within our Non-strategic Business segment and reduced volumes resulting from completion of our GS contracts discussed above. Within our E&C business segment, reduced volume as we reached peak activity in 2013 on certain EPC projects, higher estimated costs to complete certain projects and the positive impact of a fee negotiation in 2013, which did not recur in 2014, contributed to the reduction in gross profit. The impact of these decreases was partially offset by the reduction in losses on our Canadian pipe fabrication and module assembly projects in 2014 compared to 2013.

Consolidated gross profit decreased in 2013 compared to 2012. This decline was driven by reduced activity on the EPC projects, cost savings realized in 2012, which did not recur in 2013, the impact of a foreign currency adjustment on an EPC project as well as increased estimated costs to complete certain Canadian pipe fabrication and module assembly projects all within our E&C business segment. This decrease was partially offset by activity on new awards within our Non-strategic Business segment.

Equity in Earnings of Unconsolidated Affiliates
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Equity in earnings of unconsolidated affiliates	$163	$137	$26	19%	$151	$(14)	(9)%

Equity in earnings of unconsolidated affiliates increased in 2014 compared to 2013. This change was primarily due to increased activity and progress on an LNG project joint venture within our E&C business segment and by an insurance recovery and reduced costs on a joint venture project in our GS business segment, offset by a reduction in volume as we near completion of construction activities on this project.

Equity in earnings of unconsolidated affiliates decreased in 2013 compared to 2012. This change was primarily due to extended dry docking and lower utilization of marine vessels in our MMM joint venture, interruptions in natural gas feedstock in our ammonia plant joint venture in Egypt, partially offset by increased activity and progress on an LNG project joint venture within our E&C business segment. The decline was also due to reduced construction activity on the GS joint venture discussed above.

General and Administrative Expenses
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
General and administrative expenses	$(239)	$(248)	$(9)	(4)%	$(222)	$26	12%

General and administrative expenses decreased in 2014 compared to 2013. The decrease was primarily due to lower information technology support costs and reduced overhead costs resulting from headcount reductions and cost savings initiatives implemented at the end of 2013 and during 2014. Our general and administrative expenses for 2014 and 2013 included $35 million each related to our ERP project. Amortization on the completed phase of the project was $15 million and $7 million for 2014 and 2013, respectively. General and administrative expenses in 2014 included $174 million related to corporate and $66 million related to the business segments.

General and administrative expenses increased in 2013 compared to 2012. The increase was primarily due to higher ERP project expenses, consulting and legal expenses related to tax items, including arbitration with our former parent and changes in our risk and benefit programs. These increases were partially offset by lower incentive compensation costs in 2013. Our general and administrative expenses for 2013 and 2012 included $35 million and $20 million, respectively, related to our ERP project. Amortization on the completed phase of the project was $7 million and less than $1 million for 2013 and 2012, respectively. General and administrative expenses in 2013 included $179 million related to corporate and $72 million related to the business segments.

Impairment and Restructuring Charges
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Impairment of goodwill	$(446)	$—	$446	100%	$(178)	$(178)	(100)%
Asset impairment and restructuring charges	$(214)	$—	$214	100%	$(2)	$(2)	(100)%

As a result of our December 11, 2014 strategic reorganization announcement, including our decisions to exit certain businesses, and continued business decline in certain markets, we recognized an impairment charge of $446 million related to the remaining goodwill on our Roberts and Schaefer (R&S) acquisition and the goodwill on our BE&K acquisition. We also recognized a $31 million impairment of R&S intangible assets.

On December 11, 2014, we also announced that we were discontinuing the implementation of our ERP project. This resulted in a $135 million impairment charge for the portion of the ERP project we do not expect will provide us any future benefits.

As part of our reorganization of our business and associated restructuring, we have started the process of reducing headcount and and recognized a severance charge of $29 million. Additionally, we terminated leases in several locations, resulting in lease termination charges of $14 million. We also recognized a $5 million impairment charge related to leasehold improvements on the terminated leases and other property.

See Note 8 and 9 to our consolidated financial statements for further discussion on our goodwill and asset impairment and restructuring charges.

In the third quarter of 2012 in connection with our interim impairment review, we recognized a noncash goodwill impairment charge of $178 million related to one of our previous reporting units (see Note 8 to our consolidated financial statements for further discussion).

Non-operating Income (Expenses)
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Non-operating income (expenses)	$17	$(8)	$25	313%	$(11)	$(3)	(27)%

We had non-operating income in 2014 compared to non-operating expense in 2013. The change was primarily attributable to a $24 million gain related to a negotiated dispute settlement with our former parent.

Non-operating expenses decreased in 2013 compared to 2012. This decrease was primarily attributable to a reduction in interest expense due to higher interest income on our treasury-managed time deposits.

Provision for Income Taxes
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Income (loss) before provision for income taxes	$(777)	$300	$(1,077)	n/m	$288	$12	4%
Provision for income taxes	$(421)	$(129)	$292	n/m	$(86)	$43	50%

n/m - not meaningful

Provision for income taxes increased in 2014 compared to 2013. We recognized income tax expense of $421 million in 2014 on our loss before provision for income taxes instead of recognizing a tax benefit primarily as a result of the nondeductible goodwill impairment loss, an increase in our valuation allowance for deferred tax assets and recognition of taxes on undistributed earnings.

Provision for income taxes increased in 2013 compared to 2012 . Income tax expense in 2013 increased primarily as a result of an increase of $47 million in valuation allowance for the year ended December 31, 2013 as a result of losses recognized in our Canada pipe fabrication and module assembly business and certain state net operating losses.

A reconciliation of our effective tax rates for 2014, 2013 and 2012 to the U.S. statutory federal rate is presented in Note 13 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Net income attributable to noncontrolling interests	$(64)	$(96)	$(32)	(33)%	$(58)	$38	66%

Net income attributable to noncontrolling interests decreased in 2014 compared to 2013. This decrease is primarily due to earnings from the renegotiation of fees and cost recoveries on a joint venture project which were recognized in our E&C business segment in 2013 but did not recur in 2014.

Net income attributable to noncontrolling interests increased in 2013 compared to 2012. This increase is primarily due to the renegotiation of fees and cost recoveries on a joint venture project that were recognized in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
			2014 vs. 2013			2013 vs. 2012
Dollars in millions	2014	2013	$	%	2012	$	%
Revenues
Technology & Consulting	$353	$330	$23	7%	$296	$34	11%
Engineering & Construction	4,584	4,956	(372)	(8)%	5,616	(660)	(12)%
Government Services	638	931	(293)	(31)%	1,105	(174)	(16)%
Other	—	—	—	—%	—	—	—%
Subtotal	$5,575	$6,217	$(642)	(10)%	$7,017	$(800)	(11)%
Non-strategic Business	791	997	(206)	(21)%	753	244	32%
Total	$6,366	$7,214	$(848)	(12)%	$7,770	$(556)	(7)%

Gross profit
Technology & Consulting	$53	$69	$(16)	(23)%	$80	$(11)	(14)%
Engineering & Construction	141	263	(122)	(46)%	450	(187)	(42)%
Government Services	(32)	90	(122)	(136)%	83	7	8%
Other	—	—	—	—%	—	—	—%
Subtotal	$162	$422	$(260)	(62)%	$613	$(191)	(31)%
Non-strategic Business	(227)	(5)	(222)	n/m	(95)	90	95%
Total	$(65)	$417	$(482)	(116)%	$518	$(101)	(19)%

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—	$—	—%	$—	$—	—%
Engineering & Construction	90	76	14	18%	79	(3)	(4)%
Government Services	73	61	12	20%	67	(6)	(9)%
Other	—	—	—	—%	—	—	—%
Subtotal	$163	$137	$26	19%	$146	$(9)	(6)%
Non-strategic Business	—	—	—	—%	5	(5)	(100)%
Total	$163	$137	$26	19%	$151	$(14)	(9)%

Total general and administrative expense	$(239)	$(248)	$(9)	(4)%	$(222)	$26	12%

Impairment of goodwill	$(446)	$—	$446	—%	$(178)	$(178)	(100)%

Asset impairment and restructuring charges	$(214)	$—	$214	—%	$(2)	$(2)	(100)%

Gain on disposition of assets	$7	$2	$5	250%	$32	$(30)	n/m

Total operating income	$(794)	$308	$(1,102)	(358)%	$299	$9	3%

n/m - not meaningful

Technology & Consulting

T&C revenues increased by $23 million, or 7%, to $353 million in 2014 compared to $330 million in 2013 driven largely by an increase in proprietary equipment supply on several ammonia plants and an increase in the number of consulting projects.  This improvement was partially offset by a reduction in volume attributable to delays in project awards and a decline in BED activities on several projects.

T&C gross profit decreased by $16 million, or 23%, to $53 million in 2014 compared to $69 million in 2013 due primarily to the project delays and decline in BED activities discussed above, offset by the impact to gross profit of the increased revenues from proprietary equipment supply and consulting projects.

T&C revenues increased by $34 million, or 11%, to $330 million in 2013 compared to $296 million in 2012 primarily due to an increase in the delivery of PEQ and license and basic engineering design ("LBED") on several ammonia projects offset by slight decreases in consulting activities resulting from low volume of new awards in our Australia market.

T&C gross profit decreased by $11 million, or 14%, to $69 million in 2013 compared to $80 million in 2012 due to a decline in licensing activities and increased proposal costs in 2013.

Engineering & Construction

E&C revenue decreased by $372 million, or 8%, to $4.6 billion in 2014 compared to $5.0 billion in 2013. This decrease was primarily due to lower activity on EPC projects in our LNG/GTL markets, as they neared completion in 2014, and reduced construction projects in the U.S. market. These decreases were partially offset by increased activity on EPC contracts for downstream projects in North America, increased activity on several Canadian pipe fabrication and module assembly and construction projects, increased activity on an upstream project in Azerbaijan and an increase in KBR services on an LNG project joint venture in Australia.

E&C gross profit decreased by $122 million, or 46%, to $141 million in 2014 compared to $263 million in 2013 due to higher activity and incentive fees on an LNG project in Australia in 2013 that did not recur in 2014 and a reduction in gross profit resulting from an increase in estimated costs to complete certain projects. These decreases were partially offset by reduced losses of $60 million on our Canadian pipe fabrication and module assembly projects, start-up work on an ammonia plant in North America and $45 million in charges taken on LNG projects in 2013 that did not recur in 2014.

E&C equity in earnings in unconsolidated affiliates increased by $14 million, or 18%, to $90 million in 2014 compared to $76 million in 2013 due primarily to increased progress on an LNG project in Australia. This increase was partially offset by reduced earnings on the MMM joint venture in Mexico, because the vessels were out of contract for a significant portion of 2014.

E&C revenue decreased by $660 million, or 12%, to $5.0 billion in 2013 compared to $5.6 billion in 2012 as a result of reduced volume on a GTL project in Nigeria and an LNG project in Algeria as these projects were completed or neared completion. This decrease was partially offset by revenue recorded in the third quarter of 2013 resulting from a change order on an LNG project in Australia, increased activity on EPC contracts for chemicals projects in North America and scope growth on a base oil project in North America.

E&C gross profit decreased by $187 million, or 42%, to $263 million in 2013 compared to $450 million in 2012 as a result of reduced activity on an LNG project in Algeria as it neared completion in 2013, $97 million in losses on Canadian pipe fabrication and module assembly projects and increased overheads. These decreases were partially offset by increased activity on an LNG project in Australia and losses on several U.S. construction projects in 2012 that did not reoccur in 2013.

E&C equity in earnings in unconsolidated affiliates decreased by $3 million, or 4%, to $76 million in 2013 compared to $79 million in 2012 due to extended dry dock and out of contract periods for vessels in our MMM joint venture. This decline is also due to reduced earnings on our ammonia plant joint venture in Egypt, arising from lower ammonia production brought about by curtailments in the supply of natural gas feedstock and is partially offset by earnings from increased activities and overall project growth on an LNG project joint venture in Australia.

Government Services

GS revenues decreased by $293 million, or 31% to $638 million in 2014 compared to $931 million in 2013. This decline was driven primarily by a $246 million reduction in revenues following the March 31, 2014 completion of activities supporting the U.S. military and U.S. Department of State for the war in Iraq and a $45 million decrease from reduction in troop numbers on U.K. MoD and NATO contracts in Afghanistan. Settlement of outstanding items on LogCAP III and adjustments to reserves for questioned costs on the RIO contract (GS Legacy Contracts), resulted in a $94 million reduction in revenues. These decreases were partially offset by new awards of U.S. government construction and base support contracts in Europe and Africa as well as the award of a long term contract with the U.K. Metropolitan Police.

GS gross profit decreased by $122 million, or 136% to a loss of $32 million in 2014 compared to gross profit of $90 million in 2013. This decline was primarily driven by the completion of the U.S. military and U.S. Department of State support contract as well as the U.K. MoD support activities discussed above. The settlement and reserves for questioned costs on the GS Legacy Contracts discussed above also reduced gross profit by $66 million. Additionally, the reduction in gross profit was attributable to an increase in our estimate of costs to complete the roads project in Qatar and a construction management contract with the U.S. government in Europe.

GS equity in earnings in unconsolidated affiliates increased by $12 million, or 20% to $73 million in 2014 compared to $61 million in 2013. This increase was primarily due to an insurance recovery and reduced costs on a joint venture for a U.K. MoD project, offset by a reduction in volume as we near completion of construction activities on this joint venture project.

GS revenue decreased by $174 million, or 16% to $931 million in 2013 compared to $1.1 billion in 2012. The decrease was driven by base closures and headcount reductions under the contract supporting the U.S. Military and the U.S. Department of State in Iraq as well as reduced activity on contracts for the U.K. MoD including completion of a portion of a support services contract in Afghanistan. As the U.S. government continued its withdrawal from Iraq, the volume of support services also continued to decline. There was also reduced activity related to commercial support services in Africa, reduced activity on a major contract for the U.K. MoD, and completion of a portion of U.K. MoD contracts in Afghanistan. Our offerings in the Asia-Pacific region were affected by the continuing slow market conditions and also from reduced government and private sector investments.

GS gross profit increased by $7 million, or 8% to $90 million in 2013 compared to $83 million in 2012. This increase was due to project charges of $28 million related to the unfavorable U.S. government ruling associated with dining facility services in Iraq in 2012 that did not recur. Gross profit in 2013 includes the reversal of $25 million of reserves due to the progress of audits, offset by declines due to reduced activity in the Middle East under the contract supporting the U.S. Military and the U.S. Department of State in Iraq.

GS equity in earnings in unconsolidated affiliates decreased by $6 million, or 9% to $61 million in 2013 compared to $67 million in 2012. This decrease was due to the existing U.K. MoD construction project slowly nearing completion.

Non-strategic Business

Non-strategic Business revenue decreased by $206 million, or 21%, to $791 million in 2014 compared to $1 billion in 2013. This was largely due to the completion or near completion of several building construction projects. The decline was partially offset by higher revenues from increased activity on two power projects.

Non-strategic Business gross loss increased by $222 million to $227 million in 2014 compared to $5 million in 2013. This increase in gross loss was primarily due to a $173 million impact from an increase in the estimate of costs to complete three power projects, resulting in losses or reduced margins on these projects, a settlement on a minerals project and increased legal reserves on an infrastructure project.

Non-strategic Business revenue increased by $244 million, or 32%, to $1 billion in 2013 compared to $753 million in 2012. This was primarily due to increased activity on several building and power projects. These increases were partially offset by minerals projects completed in 2013.

Non-strategic Business gross loss decreased by $90 million, or 95%, $5 million in 2013 compared to $95 million in 2012. This decrease was primarily due to losses incurred on minerals projects in 2012 that did not recur in 2013. In addition, several new projects were added in the building, minerals and power sectors during 2013.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Acquisitions and Other Transactions

Information relating to various acquisitions and other transactions is described in "Item 1. Business" and the information discussed therein is incorporated by reference into this Item 7.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive in nature and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. For certain long-term service contracts with a defined contract term, such as those associated with privately financed projects, the amount included in backlog is limited to five years.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $4.3 billion at December 31, 2014 and $5.5 billion at December 31, 2013. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $928 million at December 31, 2014 and $1.5 billion at December 31, 2013. All backlog is attributable to firm orders as of December 31, 2014 and 2013. Backlog attributable to unfunded government orders was $36 million at December 31, 2014 and $166 million at December 31, 2013. The following table summarizes our backlog by business segment.

	December 31,		Changes in scope on existing contracts (a)		December 31,
Dollars in millions	2013	New Awards		Net Workoff (b)	2014

Technology & Consulting	$458	$182	$130	$(370)	$400
Engineering & Construction	10,712	1,571	239	(4,734)	7,788
Government Services	2,175	216	83	(711)	1,763
Subtotal	13,345	1,969	452	(5,815)	9,951
Non-strategic Business	773	803	46	(714)	908
Total backlog	$14,118	$2,772	$498	$(6,529)	$10,859

(a)	In addition to changes in scope, these amounts reflect the elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures.

(b)	These amounts include the net workoff of our projects as well as our proportionate share of the net workoff of our unconsolidated joint ventures projects.

We estimate that as of December 31, 2014, 51% of our backlog will be executed within one year. As of December 31, 2014, 40% of our backlog was attributable to fixed-price contracts and 60% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and equivalents totaled $970 million at December 31, 2014 and $1.1 billion December 31, 2013 and consisted of the following:

	December 31,
Dollars in millions	2014	2013

Domestic U.S. cash	$200	$355
International cash	690	675
Joint venture cash	80	76
Total	$970	$1,106

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as the payment of dividends to shareholders and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions such as capital adequacy requirements and local obligations such as maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriated foreign cash may become subject to U.S. income taxes.

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

In December 2014, we implemented a foreign cash repatriation strategy for which we have provided cumulative income taxes of $98 million on certain foreign earnings which provide us, if necessary, the ability to repatriate approximately an additional $370 million of international cash without recognizing additional tax expense. In determining our foreign cash repatriation strategy and in determining whether earnings would continue to be considered permanently invested, we considered our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets; and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. The remaining international cash balances associated with past foreign earnings which we currently intend to permanently reinvest in our foreign entities are not available for domestic use. The company has not recognized an estimated deferred tax liability of approximately $320 million for undistributed earnings it continues to consider to be permanently reinvested in the foreseeable future. These undistributed earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend.

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

As of December 31, 2014, substantially all of our excess cash was held in commercial bank time deposits with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	December 31,
Dollars in millions	2014	2013	2012

Cash flows provided by operating activities	$170	$297	$142
Cash flows provided by (used in) investing activities	(44)	(62)	52
Cash flows used in financing activities	(210)	(148)	(116)
Effect of exchange rate changes on cash	(52)	(34)	9
Increase (decrease) in cash and equivalents	$(136)	$53	$87

Operating activities. Cash provided by operations totaled $170 million in 2014 and was primarily attributable to distributions of earnings received from unconsolidated affiliates of $249 million and fluctuations in our working capital accounts. This increase was partially offset by contributions of approximately $48 million to our pension funds.

Cash provided by operations totaled $297 million in 2013 and resulted from our earnings, working capital and distributions of earnings received from unconsolidated affiliates of $180 million, partially offset by our payment of $108 million in outstanding performance bonds to PEMEX Exploration and Production ("PEP"), other uses driven by taxes and contributions of approximately $54 million to our pension funds. See Note 15 to our consolidated financial statements for further discussion of the performance bonds.

Cash provided by operations totaled $142 million in 2012 and resulted from our earnings, adjusted for items to reconcile to net income, of $317 million, distributions of earnings received from unconsolidated affiliates, including repayment of advances to unconsolidated affiliates, of $102 million and subcontractor advances of $131 million. These increases were partially offset by working capital uses related to the E&C business segment and our business with the U.S. government in our Government Services business segment.

Investing activities. Cash used in investing activities totaled $44 million in 2014, which was primarily due to purchases of property, plant and equipment associated with information technology projects which have now largely been stopped.

Cash used in investing activities totaled $62 million in 2013 which was primarily due to purchases of property, plant and equipment associated with information technology projects.

Cash provided by investing activities totaled $52 million in 2012 which was primarily due to proceeds of $127 million from the sale of our interest in the 601 Jefferson building and the Clinton Drive campus facility. These proceeds were offset by capital expenditures of $75 million associated with information technology projects and leasehold and facility improvements.

Financing activities. Cash used in financing activities totaled $210 million in 2014 and included $106 million for the purchase of treasury stock, $47 million for dividend payments to common shareholders, $61 million for distributions to noncontrolling interests and $11 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax variable interest entity ("VIE"). The uses of cash were partially offset by $10 million of investments from noncontrolling interests and $4 million of proceeds from the exercise of stock options.

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

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, including payments to our former parent as a result of a settlement, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise. Our capital expenditures will be focused primarily on information technology, real estate, facilities and equipment. See “Off-Balance Sheet Arrangements” below for a schedule of contractual obligations and other long-term liabilities that will require the use of cash.

Other factors potentially affecting liquidity

Canada project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our consolidated balance sheets consists of $53 million related to our Canadian pipe fabrication and module assembly projects at December 31, 2014. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2015.

Power project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our consolidated balance sheets consists of $80 million related to two power projects at December 31, 2014. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2017.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of December 31, 2014, there were $174 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth, as defined in the Credit Agreement as amended. In anticipation of our reorganization and the expected impairment and restructuring charges, in December 2014 we obtained an amendment to the Credit Agreement which reset the minimum consolidated net worth to $1.5 billion plus 50% of consolidated net income for each quarter beginning December 31, 2014 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At December 31, 2014, we were in compliance with our financial covenants. However, due to actual recorded impairments, tax valuation allowances and restructuring charges, our consolidated net worth and consolidated EBITDA have been reduced. At December 31, 2014, the consolidated net worth and consolidated debt to consolidated EBITDA covenants were both in compliance by approximately $10 million to $25 million.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 15 to our consolidated financial statements). At December 31, 2014, the remaining availability under the Distribution Cap was approximately $468 million.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 12 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2014, we have utilized $628 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $174 million issued under our Credit Agreement and $454 million issued under uncommitted bank lines as of December 31, 2014. Of the letters of credit outstanding under our Credit Agreement, approximately $3 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $246 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2014:

	Payments Due
Dollars in millions	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases (a)	$99	$85	$71	$62	$53	$383	$753
Purchase obligations (b)	8	4	1	1	1	2	17
Pension funding obligation (c)	48	44	44	44	44	173	397
Nonrecourse project finance debt	10	10	11	12	12	18	73
Total (d)	$165	$143	$127	$119	$110	$576	$1,240

(a)	Amounts presented are net of subleases.

(b)
In the ordinary course of business, we enter into commitments for the purchase or lease of software, materials, supplies and similar items. The purchase obligations can span several years depending on the duration of the projects. In general, the costs associated with those purchase obligations are expensed to correspond with the revenues earned on the related projects. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers.

(c)
Included in our pension obligations are payments related to our agreement with the trustees of our international plan. The agreement calls for minimum contributions of £28 million in 2014 through 2023. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2014. KBR, Inc. has provided a guarantee for up to £125 million in support of Kellogg Brown & Root (U.K.) Limited's obligation to make payments to the plan in respect of its liability under the U.K. Pensions Act 1995.

(d)
Not included in the total are uncertain tax positions recorded pursuant to ASC 740 - Income Taxes, which totaled $228 million as of December 31, 2014. The ultimate timing of when these obligations will be settled cannot be determined with reasonable assurance and have been excluded from the table above. See Note 13 to our consolidated financial statements for further discussion on income taxes.

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

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 21 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 14 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Legal Proceedings

Information relating to various commitments and contingencies is described in Note 15 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the determination of financial positions, cash flows and results of operations. Our critical accounting policies are described below to provide a better understanding of our estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates are important to the representation of our financial position and results of operations and require our most difficult, subjective or complex judgments. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, as well as the significant estimates and assumptions affecting the application of these policies. Our accounting policies are more fully described in Note 1 to our consolidated financial statements.

Engineering and Construction Contracts. Revenues from the performance of contracts for which specifications are provided by the customer for the construction of facilities, the production of goods or the provision of related services is accounted for using the percentage-of-completion method. These contracts include services essential to the construction or production of tangible property, such as design, EPC and EPC management.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel regularly evaluate the estimated costs, revenues and progress and adjust the estimates accordingly.

We measure the progress towards completion of the project to determine the amount of revenues and profit to be recognized in each reporting period. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract. Our progress estimates are based upon estimates of the total cost to complete the project, which considers, among other things, the current project schedule and anticipated completion date, as well as estimates of the extent of progress toward completion. While progress is generally based upon costs incurred in relation to total estimated costs at completion, we also use alternative methods including physical progress, labor hours incurred to total estimated labor hours at completion or others depending on the type of project.

Our estimate of total revenues includes estimates of probable liquidated damages and certain probable claims and unapproved change orders. When estimating the amount of total gross profit or loss on a contract, we include certain unapproved change orders or claims to our clients as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims against others are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until such time as they are finalized and approved. See Note 5 to our consolidated financial statements for our discussion on unapproved change orders and claims.

At least quarterly, significant projects are reviewed by management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in “Item 1A. Risk Factors”. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

For contracts containing multiple deliverables we analyze each activity within the contract to ensure that we adhere to the separation guidelines of ASC 605 - Revenue Recognition and ASC 605-25 - Multiple-Element Arrangements.

Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates. We record provisions for total estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements. Information relating to our changes in estimates is discussed in Note 2 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Accounting for Government Contracts. Some of the services provided to the U.S. government are performed on cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work).

Revenues are recognized at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenues are reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable pursuant to the terms of the contract or the federal acquisition regulations.

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. KBR excludes from billings to the U.S. government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts based on the applicable regulations. Revenues recorded for government contract work are reduced for our estimate of potentially unallowable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred and subcontract terms, as applicable. From time to time, we engage outside counsel to advise us in determining whether certain costs are allowable. We also review our analysis and findings with the administrative contracting officer (“ACO”) as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals (“ASBCA”) or the COFC. We only include amounts in revenues related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenues for disputed or potentially unallowable costs for which revenues have been previously reduced until we reach agreement with the DCAA and/or the ACO that such costs are allowable.

Goodwill Impairment Testing. Our October 1, 2014, annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair values of reporting units were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach).

Under the market approach, we estimate fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The earnings multiples for the market approach ranged from 4.3 to 12.54 times the earnings for each of our reporting units. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Future revenues are also adjusted to match changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 11.4% to 15.4%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. Given this, if market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

At the annual testing date of October 1, 2014, our market capitalization exceeded the carrying value of our consolidated net assets by $1.5 billion and, except for three of our previous reporting units; the fair value of all our reporting units substantially exceeded their respective carrying amounts as of that date.

In connection with preparing for our reorganization on December 11, 2014, we decided we would no longer bid on certain types of work and we would also exit certain non-strategic businesses. As a result, our forecasts of future cash flows for three of our previous reporting units were significantly reduced. The carrying value of three of our previous reporting units exceeded their fair value by approximately 54%, 106% and 811%, respectively, thus failing Step 1. We then performed Step 2 of the goodwill impairment test which compares the implied fair value of goodwill to the carrying value of that goodwill. The carrying value of each of the reporting units' goodwill exceeded the implied fair value of that goodwill, respectively. As a result, we recorded a noncash goodwill impairment charge of $446 million.

On December 31, 2014, we reorganized our reporting units in conjunction with our business segment reorganization. As a result, we performed an additional impairment test immediately before and after this change in reporting units, utilizing the same methodology as our October 1st test and no indication of impairment was identified. At the testing date of December 31, 2014, our market capitalization exceeded the carrying value of our consolidated net assets by $1.6 billion and the fair value of all our reporting units substantially exceeded their respective carrying amounts as of that date. The fair value for one reporting unit in our E&C business segment with goodwill of $75 million exceeded its carrying value by 20% based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. If future variances for these assumptions are negative and significant, the fair value of this reporting unit may not substantially exceed its carrying value in future periods.

In the third quarter of 2012, we recognized a noncash goodwill impairment charge of $178 million related to one of our previous reporting units, now included in the Non-strategic Business segment, in connection with our interim impairment review. The charge was primarily the result of the determination that both the actual and expected income and cash flows were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of Roberts & Schaefer Company. We also identified a deterioration in economic conditions in the minerals markets and less than expected actual and projected income and cash flows for the previous reporting unit, which reduced forecasts of the sales, operating income and cash flows expected in 2013 and beyond.
Deferred taxes and tax contingencies. See Note 1 to our consolidated financial statements for discussion on income taxes.

Legal and Investigation Matters. As discussed in Notes 14 and 15 to our consolidated financial statements, as of December 31, 2014 and 2013, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and external legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments or fines, differ from our estimates after appeals, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses include inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically and are updated accordingly to reflect our actual experience and expectations.

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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 2.89% at December 31, 2014 from 3.38% at December 31, 2013. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes all of our international plans and 96% of all plans, decreased to 3.65% at December 31, 2014 from 4.45% at December 31, 2013. Our expected long-term rates of return on plan assets utilized at the measurement date decreased to 5.28% from 7.00% for our U.S. pension plans and increased to 6.45% from 6.15% for our U.K. pension plans.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2015		Pension Benefit Obligation at December 31, 2014
	U.S.	U.K.	U.S.	U.K.
Dollars in millions
25-basis-point decrease in discount rate	—	5	2	111
25-basis-point increase in discount rate	—	(5)	(2)	(103)
25-basis-point decrease in expected long-term rate of return	1	4	N/A	N/A
25-basis-point increase in expected long-term rate of return	—	(4)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive loss at December 31, 2014 was $901 million, of which $50 million is expected to be recognized as a component of our expected 2015 pension expense compared to in 2014. During 2014, we made contributions to fund our defined benefit plans of $48 million, and we currently expect to make contributions in 2015 of approximately $48 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations, or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed in Note 11 in the accompanying financial statements.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

We invest excess cash and equivalents in short-term securities, primarily time deposits, which carry a fixed rate of return for a given duration of time. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. See Note 20 to our consolidated financial statements for more information.

Where possible, we limit exposure to foreign currency fluctuations on forecasted transactions through provisions in our contracts that require client payments in currencies corresponding to the currency in which costs are incurred. In addition to this natural hedge, we use foreign exchange forward contracts and options to hedge forecasted foreign currency sales and purchase transactions. These derivatives are generally designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the income or expense line item to which the hedged transaction relates. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within our consolidated statement of operations. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies. The impact of our hedging activities associated with our operating exposures was not material to our consolidated financial statements for and during the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

We are exposed to the effects of fluctuations in foreign exchange rates (primarily Australian Dollar, British Pound, Canadian Dollar, and Euro denominated) on the translation of the financial statements of our foreign operations into our reporting currency. The impact of this translation to U.S. dollars is recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss). We do not hedge our exposure to potential foreign currency translation adjustments.

Item 8. Financial Statements and Supplementary Data
The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 27, 2015

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2014	2013	2012

Revenues	$6,366	$7,214	$7,770
Cost of revenues	(6,431)	(6,797)	(7,252)
Gross profit (loss)	(65)	417	518
Equity in earnings of unconsolidated affiliates	163	137	151
General and administrative expenses	(239)	(248)	(222)
Impairment of goodwill	(446)	—	(178)
Asset impairment and restructuring charges	(214)	—	(2)
Gain on disposition of assets	7	2	32
Operating income (loss)	(794)	308	299
Other non-operating income (expenses)	17	(8)	(11)
Income (loss) before income taxes and noncontrolling interests	(777)	300	288
Provision for income taxes	(421)	(129)	(86)
Net income (loss)	(1,198)	171	202
Net income attributable to noncontrolling interests	(64)	(96)	(58)
Net income (loss) attributable to KBR	$(1,262)	$75	$144
Net income (loss) attributable to KBR per share:
Basic	$(8.66)	$0.50	$0.97
Diluted	$(8.66)	$0.50	$0.97
Basic weighted average common shares outstanding	146	148	148
Diluted weighted average common shares outstanding	146	149	149
Cash dividends declared per share	$0.32	$0.24	$0.28
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2014	2013	2012

Net income (loss)	$(1,198)	$171	$202
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(71)	(35)	(11)
Reclassification adjustment included in net income	1	1	(7)
Foreign currency translation adjustments, net of tax of $(4), $(27) and $8	(70)	(34)	(18)
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	(104)	(122)	(77)
Reclassification adjustment included in net income	42	35	27
Pension and post-retirement benefits, net of taxes of $(10), $(18) and $(14)	(62)	(87)	(50)
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	(2)	1	2
Reclassification adjustment included in net income	—	(1)	4
Changes in fair value of derivatives, net of taxes of $0, $0 and $(1)	(2)	—	6
Other comprehensive loss, net of tax	(134)	(121)	(62)
Comprehensive income (loss)	(1,332)	50	140
Less: Comprehensive income attributable to noncontrolling interests	(66)	(105)	(58)
Comprehensive income (loss) attributable to KBR	$(1,398)	$(55)	$82
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2014	2013

Assets
Current assets:
Cash and equivalents	$970	$1,106
Accounts receivable, net of allowance for doubtful accounts of $19 and $18	847	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	490	399
Deferred income taxes	90	168
Other current assets	147	196
Total current assets	2,544	2,925
Property, plant, and equipment, net of accumulated depreciation of $385 and $397 (including net PPE of $57 and $67 owned by a variable interest entity)	247	415
Goodwill	324	772
Intangible assets, net of accumulated amortization of $96 and $112	41	85
Equity in and advances to unconsolidated affiliates	151	156
Deferred income taxes	174	344
Claims and accounts receivable	570	628
Other assets	148	113
Total assets	$4,199	$5,438
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$742	$747
Payable to former parent	56	105
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	531	401
Accrued salaries, wages and benefits	197	235
Nonrecourse project debt	10	10
Other current liabilities	488	409
Total current liabilities	2,024	1,907
Pension obligations	502	477
Employee compensation and benefits	112	114
Income tax payable	69	70
Deferred income taxes	170	86
Nonrecourse project debt	63	78
Deferred income from unconsolidated affiliates	95	—
Other liabilities	229	267
Total liabilities	3,264	2,999
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 174,448,399 and 173,924,509 shares issued, and 144,837,281 and 148,195,208 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,091	2,065
Accumulated other comprehensive loss ("AOCL")	(876)	(740)
Retained earnings	439	1,748
Treasury stock, 29,611,118 shares and 25,729,301 shares, at cost	(712)	(610)
Total KBR shareholders’ equity	942	2,463
Noncontrolling interests ("NCI")	(7)	(24)
Total shareholders’ equity	935	2,439
Total liabilities and shareholders’ equity	$4,199	$5,438
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2014	2013	2012

Balance at January 1,	$2,439	$2,511	$2,442
Deferred tax and foreign currency adjustments to PIC	—	—	17
Share-based compensation	22	16	16
Common stock issued upon exercise of stock options	4	6	7
Tax benefit increase related to share-based plans	—	—	4
Dividends declared to shareholders	(47)	(36)	(42)
Adjustments pursuant to tax sharing agreement	—	(7)	—
Repurchases of common stock	(106)	(7)	(40)
Issuance of employee stock purchase plan ("ESPP") shares	4	4	3
Investments from noncontrolling interests	10	9	—
Distributions to noncontrolling interests	(61)	(109)	(36)
Change in NCI due to consolidation of previously unconsolidated JV	—	2	—
Other NCI activity	2	—	—
Comprehensive income (loss)	(1,332)	50	140
Balance at December 31,	$935	$2,439	$2,511
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(1,198)	$171	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	68	65
Equity in earnings of unconsolidated affiliates	(163)	(137)	(151)
Deferred income tax (benefit) expense	353	18	18
Gain on disposition of assets	(7)	(2)	(32)
Gain on negotiated settlement with former parent	(24)	—	—
Impairment of goodwill	446	—	178
Asset impairment	171	—	2
Other	11	21	35
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	170	—	(9)
Costs and estimated earnings in excess of billings on uncompleted contracts	(107)	140	(239)
Accounts payable	(10)	49	(14)
Billings in excess of costs and estimated earnings on uncompleted contracts	144	(20)	(93)
Accrued salaries, wages and benefits	(29)	(14)	(8)
Reserve for loss on uncompleted contracts	57	53	34
Receipts of advances from unconsolidated affiliates, net	13	14	(6)
Distributions of earnings from unconsolidated affiliates	249	180	108
Payment on performance bonds for EPC 1 project in Mexico	—	(108)	—
Income taxes payable	14	(51)	(62)
Pension funding	(48)	(54)	(30)
Retainage payable	(16)	(35)	(70)
Subcontractor advances	(3)	20	131
Other assets and liabilities	75	(16)	83
Total cash flows provided by operating activities	170	297	142
Cash flows from investing activities:
Acquisition or disposition of businesses	—	10	(3)
Purchases of property, plant and equipment	(53)	(78)	(75)
Proceeds from sale of assets and investments	9	6	127
Return of capital from equity method joint ventures	—	—	3
Total cash flows provided by (used in) investing activities	$(44)	$(62)	$52

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2014	2013	2012

Cash flows from financing activities:
Payments to reacquire common stock	(106)	(7)	(40)
Investments from noncontrolling interests	10	9	—
Distributions to noncontrolling interests	(61)	(109)	(36)
Payments of dividends to shareholders	(47)	(36)	(37)
Net proceeds from issuance of common stock	4	6	7
Excess tax benefits from share-based compensation	—	—	4
Payments on short-term and long-term borrowings	(11)	(14)	(14)
Other	1	3	—
Total cash flows used in financing activities	(210)	(148)	(116)
Effect of exchange rate changes on cash	(52)	(34)	9
Increase (decrease) in cash and equivalents	(136)	53	87
Cash and equivalents at beginning of period	1,106	1,053	966
Cash and equivalents at end of period	$970	$1,106	$1,053
Supplemental disclosure of cash flows information:
Cash paid for interest	$11	$12	$15
Cash paid for income taxes (net of refunds)	$37	$127	$81
Noncash operating activities
Other assets change for payments made on our behalf by former parent	$—	$(219)	$22
Other liabilities change for payments made on our behalf by former parent	$—	$219	$(22)
Noncash financing activities
Dividends declared	$12	$12	$12
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 and is headquartered in Houston, Texas. KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", "the Company", "we", "us" or "our") is an engineering, procurement, construction and services company supporting the global hydrocarbons and international government services market segments. Our capabilities include engineering, procurement, construction, construction management, technology licensing, operations, maintenance and other support services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, manufacturers and domestic and foreign governments.

Principles of consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned, controlled subsidiaries and variable interest entities of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 10 to our consolidated financial statements for further discussion on our equity investments and variable interest entities. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statement of operations, consolidated balance sheets and the consolidated statements of cash flows.

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

Use of estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•	project revenues, costs and profits on engineering and construction contracts and government services contracts, including recognition of estimated losses on uncompleted contracts

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method and cost method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of variable interest entities

•	valuation of stock-based compensation

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

Revenue Recognition - Engineering and construction contracts

Contracts. Revenues from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 605 - Revenue Recognition. Depending on the type of job, progress is generally measured based upon man-hours expended to total man-hours estimated at completion, costs incurred to total estimated costs at completion or physical progress. All known or anticipated losses on contracts are provided for in the period they become evident. Certain claims and change orders that are in the process of negotiation with customers for additional work or changes in the scope of work are included in contract value when collection is deemed probable and the value can be reliably estimated.

Our work is performed under three general types of contracts: fixed-price contracts, cost-reimbursable plus a fee or mark-up contracts and "hybrid" contracts containing both cost-reimbursable and fixed-price scopes. All contract types may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified time frame; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages. We include an estimate of liquidated damages in our estimates of total contract value when it is deemed probable that they will be assessed. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

Fixed-price contracts, which include our unit-rate contracts (essentially a fixed-price contract with the only variable being units of work performed) where we are paid fixed amounts based on the final number of units of work performed, are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine the work to be performed, the project execution schedule and the costs associated with the work. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other negotiated events.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials and for reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred or a combination of the two. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks. Our cost-reimbursable contracts include the following:

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

Unapproved Change Orders and Claims. Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be approved by the customer until the later stages of a contract or subsequent to the date a project is completed. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. For certain contracts where it is probable that the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amounts management expects to recover or the costs expected to be incurred.

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders or claims to our clients as adjustments to revenues. We include claims to vendors, subcontractors and others as adjustments to total estimated costs. Claims against others are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until such time as they are finalized and approved. See Note 5 to our consolidated financial statements for our discussion on unapproved change orders and claims.

Revenue Recognition - Government contracts

Some of the services provided to the United States ("U.S.") government are performed on cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our actual costs to complete the work).

Revenues are recognized at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenues are reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable pursuant to the terms of the contract or the federal acquisition regulations.

Accounting for multiple deliverables contracts

For contracts containing multiple deliverables, we analyze each activity within the contract to ensure that we adhere to the separation guidelines for revenue arrangements with multiple deliverables in accordance with FASB ASC 605.

Gross Profit

Gross profit represents business segment revenues less the cost of revenues, which includes business segment overhead costs directly attributable to the business segment.

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

Cash and Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. See Note 3 to our consolidated financial statements for our discussion on cash and equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

We establish an allowance for doubtful accounts based on the assessment of the clients’ willingness and ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due. See Note 4 to our consolidated financial statements for our discussion on accounts receivable.

Retainage, included in accounts receivable, represents amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage receivable excludes amounts withheld by the U.S. government on certain contracts. See Note 14 to our consolidated financial statements for our discussion on U.S. government receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Including Claims, and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of accounting. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts. With the exception of claims and change orders that we are in the process of negotiating with customers, unbilled receivables are usually billed during normal billing processes following achievement of the contractual requirements. See Note 5 to our consolidated financial statements for our discussion on CIE and BIE.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation except for those assets that have been written down to their fair values due to impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the lease term. See Note 7 to our consolidated financial statements for our discussion on property, plant and equipment.
Goodwill

Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with ASC 350 - Intangibles - Goodwill and Other, we are required to test goodwill for impairment on an annual basis and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1. In accordance with ASC 350 - Intangibles - Goodwill and Other, we conduct our goodwill impairment testing at the reporting unit level. See Note 8 for our discussion on our annual impairment test.

Our October 1, 2014 annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

The fair values of reporting units were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach).

Intangible assets
Our intangible assets are related to various licenses, trade names, patents, technology and related processes. Except for an $11 million indefinite lived trade name, which we do not amortize, the costs of our intangible assets are generally amortized over their estimated useful lives up to 25 years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to trade names, client relationships and non-compete agreements which are associated with acquisitions we have completed and are generally amortized over a three-to ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 8 to our consolidated financial statements for our discussion on intangible assets.

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

Equity in earnings of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive income (loss). In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings.

We evaluate our equity method investments for impairment at least annually and whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 10 to our consolidated financial statements for our discussion on equity method investments.

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

Our pension benefit obligations and expenses are calculated using actuarial models and methods. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses include inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically and are updated accordingly to reflect our actual experience and expectations.

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

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense.

Income taxes

We recognize the amount of taxes payable or refundable for the year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 13 to our consolidated financial statements for our discussion on income taxes.

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

Derivative instruments

We enter into derivative financial transactions to hedge existing or forecasted exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a hedge under ASC 815, changes in the fair value of derivatives are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a designated hedge's change in fair value is recognized in earnings. See Note 20 to our consolidated financial statements for our discussion on derivative instruments.

Recognized gains or losses on derivatives entered into to manage project related foreign exchange risk are included in gross profit. Foreign currency gains and losses for hedges of non-project related foreign exchange risk are reported within "Other non-operating income (expense)" on our consolidated statements of operations.

Concentration of credit risk

Financial instruments which potentially subject our company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. Our cash is primarily held with major banks and financial institutions throughout the world. We believe the risk of any potential loss on deposits held in these institutions is minimal.

Contracts with clients usually contain standard provisions allowing the client to curtail or terminate contracts for convenience. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination and demobilization cost.

We have revenues and receivables from transactions with an external customer that amounts to 10% or more of our revenues (which are generally not collateralized). A significant percentage of revenues is generated from transactions with Chevron Corporation ("Chevron") which is derived primarily from our E&C business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following tables present summarized data related to our transactions with Chevron.

Revenues from major customers:
	Years ended December 31,
Dollars in millions	2014	2013	2012
Chevron revenues	$1,069	$1,859	$2,302

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2014	2013	2012
Chevron revenues percentage	17%	26%	30%
Chevron receivables percentage	9%	13%	17%

Noncontrolling interest

Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

Foreign currency

Our reporting currency is the U.S. dollar. The functional currency of our non-U.S subsidiaries is typically the currency of the primary environment in which they operate. Where the functional currency for a non-U.S subsidiary is not the U.S. dollar, translation of all of the assets and liabilities (including long term assets, such as goodwill) to U.S. dollars is based on exchange rates in effect at the balance sheet date. Translation of revenues and expenses to U.S. dollars is based on the average rate during the period and shareholders’ equity accounts are translated at historical rates. Translation gains or losses, net of income tax effects, are reported in "accumulated other comprehensive loss" on our consolidated balance sheets.

Transaction gains and losses that arise from foreign currency exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in income each reporting period when these transactions are either settled or remeasured. Transaction gains and losses on intra-entity foreign currency transactions and balances including advances and demand notes payable, on which settlement is not planned or anticipated in the foreseeable future, are recorded in “accumulated other comprehensive loss” on our consolidated balance sheets.

Variable Interest Entities

The majority of our joint ventures are variable interest entities ("VIEs"). We account for VIEs in accordance with ASC 810 - Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. Our unconsolidated VIEs are accounted for under the equity method of accounting.

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects in our E&C business segment are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as privately financed initiatives in our GS business segment, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset after construction is complete.

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

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 5 years. See Note 18 to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Additional Balance Sheet Information

The components of “other current assets” on our consolidated balance sheets as of December 31, 2014 and 2013 are presented below:

	December 31,
Dollars in millions	2014	2013
Inventory	$8	$13
Restricted cash	17	1
Prepaid expenses	58	72
Value-added tax receivable	27	24
Assets held-for-sale	10	—
Other miscellaneous assets	27	86
Total other current assets	$147	$196

The components of “other current liabilities” on our consolidated balance sheets as of December 31, 2014 and 2013 are presented below:

	December 31,
Dollars in millions	2014	2013
Reserve for estimated losses on uncompleted contracts (a)	$159	$109
Retainage payable	88	102
Income taxes payable	61	60
Deferred tax liabilities	46	31
Value-added tax payable	31	29
Insurance payable	19	26
Dividend payable	12	12
Other miscellaneous liabilities	72	40
Total other current liabilities	$488	$409

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

Note 2. Business Segment Information

We provide a wide range of services and the management of our business is heavily focused on major projects within each of our reportable segments. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. Our reportable segments follow the same accounting policies as those described in Note 1 to our consolidated financial statements.

Business Reorganization

On December 11, 2014, KBR announced our reorganization into three new business segments to focus on core strengths in technology and consulting, engineering and construction, and government services.   We also announced our intent to exit businesses that are no longer a part of our future strategic focus and have organized those businesses into our Non-strategic Business segment. Each new business segment reflects a reportable segment led by a separate business segment President who reports directly to our chief operating decision maker ("CODM").  Our new business segments are described below.

Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA under a single customer-facing global business.  This segment provides licensed technologies and consulting services to the oil and gas value chain, from wellhead to crude refining and through to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customer’s objectives through early planning and scope definition, advanced technologies, and project lifecycle support.
Engineering & Construction ("E&C"). Our E&C business segment leverages our operational and technical excellence as a global provider of engineering, procurement, construction ("EPC"), commissioning and maintenance services for oil and gas,

refining, petrochemicals, and chemicals customers.   E&C is managed on a geographic basis in order to facilitate close proximity to our customers and our people, while utilizing a consistent global execution strategy.
Government Services ("GS"). Our GS business segment focuses on long-term service contracts with annuity streams particularly for the United Kingdom, Australian and United States governments.
Non-strategic Business. On December 11, 2014, we also announced that we would exit businesses that are no longer a part of our future strategic focus. Our Non-strategic Business segment represents these operations or activities which we intend to either sell to third parties or exit upon completion of existing contracts.
Other. Our Other business segment includes our corporate expenses and general and administrative expenses not allocated to the business segments above, and any future activities that do not individually meet the criteria for segment presentation.
Reportable segment performance is evaluated by our CODM using reportable segment gross profit (loss) which is defined as business segment revenues less the cost of revenues, and includes business segment overhead directly attributable to the segment. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

The following table presents revenues, gross profit, equity in earnings of unconsolidated affiliates, capital expenditures, and depreciation and amortization by reporting segment. See Note 8 to our consolidated financial statements for more information on goodwill and intangible assets.

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2014	2013	2012
Revenues:
Technology & Consulting	$353	$330	$296
Engineering & Construction	4,584	4,956	5,616
Government Services	638	931	1,105
Other	—	—	—
Subtotal	5,575	6,217	7,017
Non-strategic Business	791	997	753
Total	$6,366	$7,214	$7,770
Gross profit (loss):
Technology & Consulting	$53	$69	$80
Engineering & Construction	141	263	450
Government Services	(32)	90	83
Other	—	—	—
Subtotal	162	422	613
Non-strategic Business	(227)	(5)	(95)
Total	$(65)	$417	$518
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—	$—
Engineering & Construction	90	76	79
Government Services	73	61	67
Other	—	—	—
Subtotal	163	137	146
Non-strategic Business	—	—	5
Total	$163	$137	$151
Impairment of goodwill (Note 8):
Technology & Consulting	$—	$—	$—
Engineering & Construction	(293)	—	—
Government Services	—	—	—
Other	—	—	—
Subtotal	(293)	—	—
Non-strategic Business	(153)	—	(178)
Total	$(446)	$—	$(178)
Asset impairment and restructuring charges (Note 9):
Technology & Consulting	$(2)	$—	$—
Engineering & Construction	(24)	—	—
Government Services	(5)	—	—
Other	(149)	—	(2)
Subtotal	(180)	—	(2)
Non-strategic Business	(34)	—	—
Total	$(214)	$—	$(2)
Segment operating income (loss):
Technology & Consulting	$49	$70	$80
Engineering & Construction	(114)	278	499
Government Services	25	145	146
Other	(312)	(181)	(155)
Subtotal	(352)	312	570
Non-strategic Business	(442)	(4)	(271)
Total	$(794)	$308	$299

	Years ended December 31,
Dollars in millions	2014	2013	2012
Capital expenditures:
Technology & Consulting	$—	$—	$1
Engineering & Construction	19	10	8
Government Services	—	1	1
Other	34	67	65
Subtotal	53	78	75
Non-strategic Business	—	—	—
Total	$53	$78	$75
Depreciation and amortization:
Technology & Consulting	$2	$2	$2
Engineering & Construction	23	23	23
Government Services	8	9	9
Other	33	27	22
Subtotal	66	61	56
Non-strategic Business	6	7	9
Total	$72	$68	$65

Changes in Estimates

There are many factors, including, but not limited to, the availability and costs of resources, including labor, materials and equipment; productivity and weather, that can affect the accuracy of our cost estimates and ultimately our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage of completion contracts.

Significant changes in estimates periodically result in the recognition of losses on a particular contract. We generally believe that the recognition of a contract as a loss contract is a significant change in estimate. Activity in our reserve for estimated losses on uncompleted contracts was as follows:

	Years ended December 31,
Dollars in millions	2014	2013	2012
Balance at January 1,	$109	$56	$22
Changes in estimates on loss projects	177	106	53
Change due to progress on loss projects	(127)	(53)	(19)
Balance at December 31,	$159	$109	$56

During 2014 and 2013, our seven Canadian pipe fabrication and module assembly projects, included in our E&C business segment, recognized revisions in our estimate of costs and an impact to gross loss or profit of $72 million and $132 million, respectively. All seven of these projects were in loss positions as of December 31, 2014 and 2013. Included in the reserve for estimated losses on uncompleted contracts is $53 million and $97 million at December 31, 2014 and 2013, respectively, related to these projects. We are in the process of negotiating closure on four of these projects and the remaining three projects should be completed during 2015. Our estimates of revenues and costs at completion on these projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, the Canadian labor market, the nature, complexity and ultimate quantities of modules and types of individual components in the modules, our contractual arrangements and our ability to accumulate information and negotiate final contract settlements with our customers. Our estimated losses as of December 31, 2014 on these projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these projects as of December 31, 2014.

During 2014, we recognized revisions in our estimate of costs to complete three projects in our power business included in our Non-strategic Business segment. Such revisions resulted in a decrease in gross profit of $173 million for the year ended December 31, 2014 and resulted in two of these projects becoming loss projects. The reserve for estimated losses on uncompleted contracts at December 31, 2014 includes $80 million related to these two power projects. Our estimate of revenues and costs at completion for these power projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated profit and losses as of December 31, 2014 on these power projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these power projects as of December 31, 2014.

Balance Sheet Information by Reportable Segment

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

	December 31,
Dollars in millions	2014	2013
Total assets:
Technology & Consulting	$173	$224
Engineering & Construction	2,020	2,308
Government Services	532	693
Other	1,304	1,838
Subtotal	4,029	5,063
Non-strategic Business	170	375
Total	$4,199	$5,438
Goodwill (Note 8):
Technology & Consulting	$31	$31
Engineering & Construction	233	528
Government Services	60	60
Other	—	—
Subtotal	324	619
Non-strategic Business	—	153
Total	$324	$772
Equity in and advances to related companies (Note 10):
Technology & Consulting	$—	$—
Engineering & Construction	119	99
Government Services	31	53
Other	—	—
Subtotal	150	152
Non-strategic Business	1	4
Total	$151	$156

Selected Geographic Information

Revenues by country are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2014	2013	2012
Revenues:
United States	$2,324	$2,470	$2,118
Australia	1,380	1,768	1,767
Africa	251	593	1,610
Middle East	707	913	1,013
Europe	624	575	582
Canada	752	687	431
Other countries	328	208	249
Total	$6,366	$7,214	$7,770

	December 31,
Dollars in millions	2014	2013
Property, plant & equipment, net:
United States	$115	$272
United Kingdom	68	83
Other countries	64	60
Total	$247	$415

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

The components of our cash and equivalents balance are as follows:

	December 31, 2014
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$209	$121	$330
Time deposits	481	79	560
Cash and equivalents held in joint ventures	71	9	80
Total	$761	$209	$970

	December 31, 2013
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$197	$215	$412
Time deposits	478	140	618
Cash and equivalents held in joint ventures	67	9	76
Total	$742	$364	$1,106

(a)	Includes deposits held in non-U.S. operating accounts

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

Our international cash balances are primarily held in the United Kingdom ("U.K.") and Australia. In December 2014, we implemented a foreign cash repatriation strategy for which we have provided cumulative income taxes on certain foreign earnings which provides us, if necessary, the ability to repatriate approximately an additional $370 million of international cash without recognizing additional tax expense. The remaining international cash balances associated with past foreign earnings which we currently intend to permanently reinvest in our foreign entities are not available for domestic use. See Note 13 for further discussion on our income taxes.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	December 31, 2014
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$51	$51
Engineering & Construction	45	538	$583
Government Services	5	84	$89
Other	—	3	$3
Subtotal	50	676	$726
Non-strategic Business	48	73	$121
Total	$98	$749	$847

	December 31, 2013
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$63	$63
Engineering & Construction	52	725	$777
Government Services	3	85	$88
Other	—	1	$1
Subtotal	55	874	$929
Non-strategic Business	45	82	$127
Total	$100	$956	$1,056

In addition, noncurrent retainage receivable included in "other assets" on our consolidated balance sheets was $14 million as of December 31, 2014 and 2013, primarily in our Non-strategic Business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	December 31,
Dollars in millions	2014	2013
Technology & Consulting	$38	$37
Engineering & Construction	357	230
Government Services	73	123
Subtotal	468	390
Non-strategic Business	22	9
Total	$490	$399

Our BIE balances by business segment are as follows:

	December 31,
Dollars in millions	2014	2013
Technology & Consulting	$56	$53
Engineering & Construction	212	139
Government Services	93	88
Subtotal	361	280
Non-strategic Business	170	121
Total	$531	$401

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

	December 31,
Dollars in millions	2014	2013
Amounts included in project estimates-at-completion at January 1,	$115	$167
Changes in estimates-at-completion	87	109
Approved	(171)	(161)
Amounts included in project estimates-at-completion at December 31,	$31	$115

Amounts recorded in revenues on a percentage-of-completion basis at December 31,	$24	$93

In 2014, approved change orders reflect approvals on an air quality project in the U.S. and an EPC contract for a gas fired electric power generation project in the U.S. and a construction project in our E&C business segment for which the client routinely issues scope changes which are subsequently followed with a change order.

Included in our 2013 estimated project revenues are increases related to the construction project in our E&C business segment mentioned above.

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims on a percentage-of-complete basis was $78 million as of December 31, 2014 and $58 million as of December 31, 2013 on a project in our E&C business segment.

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

It is possible that liquidated damages related to several projects totaling $12 million at December 31, 2014 and $10 million at December 31, 2013 could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance we have concluded these liquidated damages are not probable, therefore they have not been recognized.

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we may hold advances from customers to assist us in financing project activities, including subcontractor costs. Included in BIE on our consolidated balance sheets as of December 31, 2014 and 2013, were $0 and $50 million, respectively, of finance-related advances, related to our E&C business segment.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance are as follows:

	December 31,
Dollars in millions	2014	2013
Engineering & Construction	$425	$401
Government Services	145	227
Total	$570	$628

Our E&C business segment's claims and accounts receivable includes $401 million related to our EPC 1 arbitration. We expect the signed final judgment of $465 million from the original confirmation of the 2009 arbitration award to be recovered from Petróleos Mexicanos ("PEMEX") Exploration and Production ("PEP") which includes approximately $106 million as recovery for our payment in 2013 of performance bonds and interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. See Note 15 to our consolidated financial statements under PEMEX and PEP Arbitration for further discussion. The remaining balance is related to a construction project for which we are actively pursuing the recovery of these receivables.

Our GS business segment's claims and accounts receivable reflects claims for costs incurred under various U.S. government contracts. The decrease from 2013 to 2014 is primarily due to the unexpected conclusion of matters related to dining facilities and questioned costs on the Restore Iraqi Oil ("RIO") contract. See "Other Matters" in Note 14 to our consolidated financial statements for further discussion on our U.S. government claims.

Note 7. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2014	2013
Land	N/A	$13	$19
Buildings and property improvements	5-44	198	213
Equipment and other	3-25	421	580
Total		632	812
Less accumulated depreciation		(385)	(397)
Net property, plant and equipment		$247	$415

See Note 9 to our consolidated financial statements for discussion on asset impairment.

Depreciation expense was $61 million, $54 million, and $50 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In November 2012, the joint venture in which we held a 50% interest sold the office building in which we lease office space for our corporate headquarters and offices in Houston, Texas, for $175 million. Since we continue to lease the office building from the new owner under essentially the same lease terms, the $44 million pre-tax gain on the sale was deferred and is being amortized using the straight-line method over the remaining term of the lease, which expires in 2030. We recognized $3 million of amortization of deferred gain on our consolidated statements of operations at December 31, 2014 and December 31, 2013, respectively, and less than $1 million at December 31, 2012. The current portion of the deferred gain of $3 million at December 31, 2014 and 2013, respectively, is recorded in "other current liabilities" on our consolidated balance sheets and the noncurrent deferred gain of $37 million and $39 million at December 31, 2014 and 2013, respectively, is recorded in "other liabilities" on our consolidated balance sheets.

In November 2012, we closed on the sale of our former campus for approximately $42 million in cash. The sale resulted in a $27 million pre-tax gain on disposal of assets in "gain on disposition of assets" in our consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Technology & Consulting	Engineering & Construction	Government Services	Other	Subtotal	Non-strategic Business	Total
Balance as of January 1, 2013:
Gross goodwill	$31	$534	$61	$—	$626	$331	$957
Accumulated impairment losses	—	—	—	—	—	(178)	(178)
Net goodwill as of January 1, 2013	$31	$534	$61	$—	$626	$153	$779
Goodwill written off related to sale of reporting unit	$—	$(3)	$—	$—	$(3)	$—	$(3)
Net foreign exchange difference	$—	$(3)	$(1)	$—	$(4)	$—	$(4)

Balances as of December 31, 2013:
Gross goodwill	$31	$528	$60	$—	$619	$331	$950
Accumulated impairment losses	—	—	—	—	—	(178)	(178)
Net goodwill as of December 31, 2013	$31	$528	$60	$—	$619	$153	$772
Impairment loss	$—	$(293)	$—	$—	$(293)	$(153)	$(446)
Net foreign exchange difference	$—	$(2)	$—	$—	$(2)	$—	$(2)

Balance as of December 31, 2014:
Gross goodwill	$31	$526	$60	$—	$617	$331	$948
Accumulated impairment losses	—	(293)	—	—	(293)	(331)	(624)
Net goodwill as of December 31, 2014	$31	$233	$60	$—	$324	$—	$324

Goodwill Impairment

In connection with preparing for our reorganization on December 11, 2014, we decided we would no longer bid on certain types of work and we would also exit certain non-strategic businesses resulting in a significant reduction of our forecasts of future cash flows for three of our previous reporting units. As a result, we recorded a noncash goodwill impairment charge of $446 million in "impairment of goodwill" on our consolidated statements of operations.

We perform our annual goodwill impairment test as of October 1 of each year. The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value.

At the annual testing date of October 1, 2014 (prior to our reorganization), the result of the first step of our goodwill impairment test indicated the carrying values of three of our previous reporting units exceeded their fair values. As a result, we performed the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. Step two requires significant unobservable inputs (Level 3 fair value measurements) in the calculation. We determine the implied fair value of goodwill in the same manner as we use in determining the amount of goodwill to be recognized in a business combination. Applying this methodology, we assigned the fair value of the respective reporting unit estimated in step one to all the assets and liabilities of the respective reporting unit. The implied fair value of the reporting unit's goodwill is the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. The result of our step two test indicated that the carrying value of each of the three reporting unit's goodwill exceeded the implied fair value of their goodwill.

In step two, the fair values of the reporting units were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach). Under the market approach, we estimate fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

On December 31, 2014, we reorganized our reporting units in conjunction with our business segment reorganization. As a result, we performed an additional impairment test immediately before and after this change in reporting units, utilizing the same methodology as our October 1st test and no indication of impairment was identified.

In 2012 in connection with our goodwill impairment review, we recognized a noncash goodwill impairment charge of $178 million related to one of our previous reporting units. The charge was primarily the result of our determination that both the actual and expected income and cash flows for the reporting unit were substantially lower than previous forecasts due to losses from ongoing projects acquired as part of the acquisition of Roberts & Schaefer Company which is now included in our Non-strategic Business segment.

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

	December 31,
Dollars in millions	2014	2013
Intangibles not subject to amortization	$11	$11
Intangibles subject to amortization	126	186
Total intangibles	137	197
Accumulated amortization of intangibles	(96)	(112)
Net intangibles	$41	$85
Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. Intangibles subject to amortization are amortized over their estimated useful lives of up to 25 years. Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. In conjunction with our annual goodwill impairment analysis, we performed an undiscounted cash flow test which indicated impairment of our trade names and customer relationship intangibles related to the acquisition of the Roberts & Schaefer Company discussed above. See Note 9 to our consolidated financial statements for discussion on impairment of intangible assets.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2014	2013	2012
Intangibles amortization expense	$11	$14	$15

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2015	$4
2016	$3
2017	$3
2018	$3
2019	$3
Beyond 2019	$14

Note 9. Asset Impairment and Restructuring

Information related to asset impairment and restructuring charges resulting from our December 11, 2014 strategic reorganization is presented below:

	Technology & Consulting	Engineering & Construction	Government Services	Other	Subtotal	Non-strategic Business	Total
Dollars in millions
Asset impairment
Enterprise resource planning	$—	$—	$—	$135	$135	$—	$135
Intangible assets	—	—	—	—	—	31	31
Property, plant & equipment	—	1	—	4	5	—	5
Subtotal	$—	$1	$—	$139	$140	$31	$171
Restructuring charges
Severance	$2	$14	$3	$10	$29	$—	$29
Lease termination	—	9	2	—	11	3	14
Subtotal	2	23	5	10	40	3	43
Total	$2	$24	$5	$149	$180	$34	$214

In December 2014, we abandoned further implementation of our new enterprise resource planning ("ERP") project. As a result within our Other segment, we recognized an expense of $135 million associated with previously capitalized costs of $165 million.
We recorded a noncash intangible asset impairment charge of $31 million within our Non-strategic Business segment in "asset impairment and restructuring charges" on our consolidated statements of operations at December 31, 2014. See Note 8 for additional information on intangibles.

As a result of the restructuring previously discussed, we terminated certain operating leases and recognized an early termination charge of $14 million within each business segment. We also recognized a $5 million impairment charge related to leasehold improvements on the terminated leases and other property. We evaluated our remaining long-lived assets, which consisted mainly of property, plant and equipment and did not identify any additional impairment.

On December 11, 2014 we announced that in connection with our long-term strategic reorganization, we would terminate 1,000 employees. These employees are eligible for separation benefits upon their termination and the dates have occurred or are expected to occur through June 2015. As of the year ended December 31, 2014, we recorded $29 million of one-time charges associated with these employee terminations based on the fair value of the termination benefits. The charge was included in "asset impairment and restructuring charges" in our consolidated statement of operations. During the fourth quarter of 2014, we paid $8 million of benefits associated with the employee terminations. There were no other changes to the liability. At December 31, 2014, "other current liabilities" on our consolidated balance sheets includes the $21 million unpaid portion of the separation benefits.

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporations, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also variable interest entities ("VIEs").

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2014	2013
Balance at January 1,	$156	$217
Equity in earnings of unconsolidated affiliates	163	137
Dividends received (a)	(249)	(180)
Advances	(13)	(14)
Foreign currency translation adjustments	(1)	(5)
Other	—	1
Balance at December 31, before reclassification	56	156
Reclassification of excess distributions (a)	95	—
Balance at December 31,	$151	$156

(a)
During the third quarter of 2014, we received cash dividends of $102 million in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as “deferred income from unconsolidated affiliates” on our consolidated balance sheets which will be reduced as we recognize future equity in earnings on this investment. During 2014, we recognized $7 million of the excess dividends.

Related Party Transactions

We often provide engineering, construction management and other services as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. As of the years ended December 31, 2014, 2013, and 2012, our revenues included $351 million, $253 million and $145 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
Dollars in millions	2014	2013
Accounts receivable, net of allowance for doubtful accounts	$7	$6
Costs and estimated earnings in excess of billings on uncompleted contracts	$2	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$21	$24

Our related party accounts payable for both periods were immaterial.

Equity Method Investments

Mantenimiento Marino de Mexico, S. de R.L. de C.V. ("MMM"). MMM is a joint venture formed under a Partners Agreement related to the contract with PEMEX. We determined that MMM was not a variable interest entity. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services for maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. KBR holds a 50% interest in the MMM joint venture. Results from MMM are included in our E&C business segment.

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Dollars in millions	2014	2013
Current assets	$3,098	$4,114
Noncurrent assets	4,069	4,222
Total assets	$7,167	$8,336

Current liabilities	$2,969	$3,679
Noncurrent liabilities	4,090	4,400
Total liabilities	$7,059	$8,079

Statements of Operations

	Years ended December 31,
Dollars in millions	2014	2013	2012
Revenues	$6,439	$4,800	$3,442
Operating income	$659	$660	$777
Net income	$419	$355	$363

Unconsolidated Variable Interest Entities

The following summarizes the total assets and total liabilities as reflected in our consolidated balances sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture, reduced for any unearned revenues on the projects.

	December 31, 2014
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$118	$17
Ichthys LNG project	$49	$35	$49
U.K. Road projects	$34	$11	$34
EBIC Ammonia project	$42	$2	$26

Dollars in millions	December 31, 2013
	Total assets	Total liabilities
Aspire Defence project	$20	$2
Ichthys LNG project	$1	$18
U.K. Road projects	$34	$8
EBIC Ammonia project	$47	$2

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between KBR and two financial investors, was awarded a privately financed project contract by the U.K. Ministry of Defence ("MoD") to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are VIEs; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2014, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $17 million and $118 million, respectively. Our maximum exposure to loss of $17 million indicated in the table above is limited to our equity interest and amounts payable to us for services provided to the entity as of December 31, 2014. Our maximum exposure to construction and operating joint venture losses is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company.

Ichthys LNG project. In January 2012, we became involved in an agreement to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia (“Ichthys LNG project”). The project is being executed using two joint ventures, which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting.  At December 31, 2014, included in our E&C segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $49 million and $35 million, respectively.  Our maximum exposure to loss of $49 million indicated in the table above is limited to our equity interest and amounts payable to us for services provided to the entity as of December 31, 2014. In addition, the joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2014, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $34 million and $11 million, respectively. Our maximum exposure to loss represents our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation (“EBIC”) ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the VIE. As of December 31, 2014, included in our GS business segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $42 million and $2 million, respectively. Our maximum exposure to loss of $26 million indicated in the table above is limited to our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2014.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Gorgon LNG project	$282	$309
Escravos Gas-to-Liquids project	$23	$36
Fasttrax Limited project	$83	$81

Dollars in millions	December 31, 2013
	Total assets	Total liabilities
Gorgon LNG project	$446	$476
Escravos Gas-to-Liquids project	$43	$72
Fasttrax Limited project	$96	$98

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract in 2005 for FEED and in 2009 for EPC management ("EPCm") services to construct an LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity.

Escravos Gas-to-Liquids (“GTL”) project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility in Escravos, Nigeria, which was completed in 2014. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2014 and 2013, the joint venture had approximately $8 million of cash, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract that is expected to be fully closed out in 2015.

Fasttrax Limited project. In December 2001, the Fasttrax Joint Venture (the “JV”) was created to provide to the U.K. MoD a fleet of 91 new heavy equipment transporters (“HETs”) capable of carrying a 72-ton Challenger II tank. The JV owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023. The JV’s entity structure includes a parent entity and its 100% owned subsidiary, Fasttrax Ltd (the “SPV”). KBR and its partner each own a 50% interest in the parent entity, which is considered a VIE. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. Therefore, we consolidate this VIE.

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005. Assets collateralizing the JV’s senior bonds include cash and equivalents of $23 million and net property, plant and equipment of approximately $57 million as of December 31, 2014. See Note 12 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2014.

Note 11. Pension Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $72 million in 2014, $78 million in 2013 and $81 million in 2012.

In addition, we have two frozen defined benefit plans in the U.S. and one frozen plan in the U.K. and participate in multi-employer plans in Canada. Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation.

Benefit obligations and plan assets

We used a December 31 measurement date for all plans in 2014 and 2013. Plan assets, expenses and obligations for retirement plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2014		2013
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$79	$2,048	$91	$1,862
Service cost	—	2	—	2
Interest cost	3	90	3	79
Foreign currency exchange rate changes	—	(123)	—	37
Actuarial (gain) loss	11	191	(5)	129
Other	—	(4)	—	(2)
Benefits paid	(6)	(66)	(10)	(59)
Projected benefit obligations at end of period	$87	$2,138	$79	$2,048
Change in plan assets:
Fair value of plan assets at beginning of period	$70	$1,580	$71	$1,491
Actual return on plan assets	—	194	8	65
Employer contributions	2	46	1	53
Foreign currency exchange rate changes	—	(98)	—	33
Benefits paid	(6)	(66)	(10)	(59)
Other	—	(4)	—	(3)
Fair value of plan assets at end of period	$66	$1,652	$70	$1,580
Funded status	$(21)	$(486)	$(9)	$(468)

	United States	Int’l	United States	Int’l
Dollars in millions	2014		2013
Amounts recognized on the consolidated balance sheets
Other current liabilities (a)	$(5)	$—	$—	$—
Pension obligations	(16)	(486)	(9)	(468)
Total	$(21)	$(486)	$(9)	$(468)

(a)
In 2014, we reclassified the pension liability related to one of our terminated U.S. pension plans to "other current liabilities" on our consolidated balance sheets as we expect to settle the pension obligation within the next 12 months.

Net periodic cost

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2014		2013		2012
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2	$—	$2
Interest cost	3	90	3	79	3	81
Expected return on plan assets	(4)	(102)	(5)	(86)	(4)	(93)
Settlements/curtailments	1	—	2	—	—	—
Recognized actuarial loss	3	39	2	33	2	25
Net periodic benefit cost	$3	$29	$2	$28	$1	$15
The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2014, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2014		2013
Unrecognized actuarial loss, net of tax of $9 and $222, and $10 and $211, respectively	$31	$639	$18	$590
Total in accumulated other comprehensive loss	$31	$639	$18	$590
Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2015 are as follows:

Dollars in millions	United States	International
Actuarial loss	$3	$35
Total	$3	$35

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2014		2013		2012
Discount rate	3.38%	4.45%	3.09%	4.50%	3.74%	4.90%
Expected return on plan assets	5.28%	6.45%	7.00%	6.15%	7.00%	6.60%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2014		2013
Discount rate	2.89%	3.65%	3.38%	4.45%

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

Plan fiduciaries of our retirement plans set investment policies and strategies and oversee the investment direction, which includes selecting investment managers, commissioning asset-liability studies and setting long-term strategic targets.  Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return and have a wide diversification of asset types, fund strategies and fund managers.  Targeted asset allocation ranges are guidelines, not limitations and occasionally plan fiduciaries will approve allocations above or below a target range.

The target asset allocation for our U.S. and International plans for 2015 is as follows:

Asset Allocation	2015 Targeted
	United States	Int'l
Cash and cash equivalents	22%	—%
Equity funds and securities	47%	19%
Fixed income funds and securities	31%	56%
Hedge funds	—%	8%
Real estate funds	—%	5%
Other	—%	12%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2015 and 2014, by asset class, are as follows:

International Plans	2015 Targeted		2014 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	—%	51%	—%	51%
Fixed income funds and securities	—%	100%	—%	100%
Hedge funds	—%	20%	—%	20%
Real estate funds	—%	10%	—%	10%
Other	—%	35%	—%	35%

The range of targeted asset allocations for our U.S. plans for 2015 and 2014, by asset class, are as follows:

Domestic Plans	2015 Targeted		2014 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Cash and cash equivalents	22%	22%	25%	25%
Equity funds, securities and other	47%	47%	39%	51%
Fixed income funds and securities	31%	31%	24%	36%

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

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2014
United States plan assets
Equity funds	$28	$—	$28	$—
Equity securities	—	—	—	—
Fixed income funds	23		23	—
Government bonds	—	—	—	—
Corporate bonds	—	—	—	—
Cash and cash equivalents	15	—	15	—
Total United States plan assets	$66	$—	$66	$—
International plan assets
Equity funds	$406	$143	$218	$45
Equity securities	56	53	3	—
Fixed income funds	706	287	354	65
Hedge funds	167	—	57	110
Real estate funds	83	—	41	42
Other funds	173	—	105	68
Cash and cash equivalents	60	60	—	—
Other	1	—	—	1
Total international plan assets	$1,652	$543	$778	$331
Total plan assets at December 31, 2014	$1,718	$543	$844	$331

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2013
United States plan assets
Equity funds	$15	$10	$5	$—
Equity securities	17	16	1	—
Fixed income funds	8	8	—	—
Government bonds	4	—	4	—
Corporate bonds	8	—	8	—
Cash and cash equivalents	18	—	18	—
Total United States plan assets	$70	$34	$36	$—
International plan assets
Equity funds	$378	$116	$261	$1
Equity securities	51	50	1	—
Fixed income funds	768	400	335	33
Hedge funds	130	—	25	105
Real estate funds	69	—	36	33
Other funds	120	—	69	51
Cash and cash equivalents	50	50	—	—
Other	14	7	—	7
Total international plan assets	$1,580	$623	$727	$230
Total plan assets at December 31, 2013	$1,650	$657	$763	$230

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:
Level 3 fair value measurement rollforward

Dollars in millions	Total	Equity Funds	Fixed Income Funds	Hedge Funds	Real Estate Funds	Other Funds	Other
International plan assets
Balance as of December 31, 2012	$219	$—	$44	$88	$27	$53	$7
Return on assets held at end of year	20	—	(1)	15	3	3	—
Return on assets sold during the year	3	—	3	—	—	—	—
Purchases, sales and settlements	(15)	1	(12)	—	2	(6)	—
Foreign exchange impact	3	—	(1)	2	1	1	—
Balance as of December 31, 2013	$230	$1	$33	$105	$33	$51	$7
Return on assets held at end of year	33	4	4	10	8	7	—
Return on assets sold during the year	3	—	—	—	3	—	—
Purchases, sales and settlements, net	115	42	32	33	—	14	(6)
Transfers to Level 2 (a)	(30)	—	—	(30)	—	—	—
Foreign exchange impact	(20)	(2)	(4)	(8)	(2)	(4)	—
Balance as of December 31, 2014	$331	$45	$65	$110	$42	$68	$1

(a)
During 2014, liquidity restrictions on some of our investments in hedge funds lapsed. As a result, these investments were transferred to Level 2 as they may be redeemed at their net asset value within 90 days.

Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $43 million to our international pension plan in 2015.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2015	$23	$63
2016	$4	$65
2017	$4	$66
2018	$4	$68
2019	$4	$70
Years 2020 – 2024	$21	$375

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were $29 million in 2014, $22 million in 2013 and $10 million in 2012. At December 31, 2014, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. Except for $9 million of mutual funds included in "other assets" on our consolidated balance sheets designated for a portion of our employee deferral plan, the plan is unfunded. The mutual funds are carried at fair value which includes readily determinable or published net asset values and may be liquidated in the near term without restrictions.
The following table presents our obligations under our employee deferred compensation plan included in "employee compensation and benefits" in our consolidated balance sheets.

	December 31,
Dollars in millions	2014	2013
Deferred compensation plans obligations	$71	$66

Note 12. Debt and Other Credit Facilities

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs. The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of December 31, 2014, there were $174 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth, as defined in the Credit Agreement. In anticipation of our reorganization, in December 2014 we obtained an amendment to the Credit Agreement which reset the minimum consolidated net worth to $1.5 billion plus 50% of consolidated net income for each quarter beginning December 31, 2014 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. At December 31, 2014, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 15 to our consolidated financial statements). At December 31, 2014, the remaining availability under the Distribution Cap was approximately $468 million.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2014, we have utilized $628 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $174 million issued under our Credit Agreement and $454 million issued under uncommitted bank lines as of December 31, 2014. Of the letters of credit outstanding under our Credit Agreement, approximately $3 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $246 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. See Note 10 to our consolidated financial statements for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters (“HETs”) for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Semi-annual payments on both classes of bonds commenced in March 2005 and will continue through maturity in 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16% over the term of the notes until maturity in 2025.  Semi-annual payments on the subordinated notes commenced in March 2006. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2014:

Dollars in millions	Payments Due
2015	$10
2016	$10
2017	$11
2018	$12
2019	$12
Beyond 2019	$18

Note 13. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2014	2013	2012
United States	$(1,051)	$(141)	$(366)
Foreign:
United Kingdom	130	162	203
Australia	180	280	267
Canada	(101)	(117)	29
Other	65	116	155
Subtotal	274	441	654
Total	$(777)	$300	$288

The total income taxes included in the statement of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2014	2013	2012
Provision for income taxes	$(421)	$(129)	$(86)
Shareholders' equity, foreign currency translation adjustment	4	27	(8)
Shareholders' equity, pension and post-retirement benefits	10	18	14
Shareholders' equity, compensation expense and other	—	—	5
Total income taxes	$(407)	$(84)	$(75)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Balance as of December 31, 2014
Federal	$41	$(333)	$(292)
Foreign	(110)	(11)	(121)
State and other	1	(9)	(8)
Provision for income taxes	$(68)	$(353)	$(421)

Balance as of December 31, 2013
Federal	$(6)	$17	$11
Foreign	(109)	(31)	(140)
State and other	4	(4)	—
Provision for income taxes	$(111)	$(18)	$(129)

Balance as of December 31, 2012
Federal	$61	$12	$73
Foreign	(130)	(42)	(172)
State and other	1	12	13
Provision for income taxes	$(68)	$(18)	$(86)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2014	2013	2012
United Kingdom	$(22)	$(34)	$(53)
Australia	(24)	(41)	(40)
Canada	6	(3)	(7)
Other	(81)	(62)	(72)
Foreign (provision) benefit for income taxes	$(121)	$(140)	$(172)

The components of our deferred income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2014	2013	2012
Deferred benefit	$254	$48	$15
Tax reserves and allowances on current year activity	(210)	(39)	(10)
Tax reserves and allowances on beginning of year deferred balances	(320)	(9)	1
Unremitted foreign earnings	(77)	(5)	(14)
U.K. statutory rate change	—	(13)	(10)
Total deferred provision for income taxes	$(353)	$(18)	$(18)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2014	2013	2012
U.S. statutory federal rate, expected (benefit) provision	(35)%	35%	35%
Increase (reduction) in tax rate from:
Rate differentials on foreign earnings	(5)	(12)	(5)
Noncontrolling interests	(4)	(5)	(3)
State and local income taxes, net of federal benefit	(2)	(1)	—
Other permanent differences, net	2	2	(16)
Contingent liability accrual	9	7	(10)
U.S. taxes on foreign unremitted earnings	11	2	4
Non-deductible goodwill impairment	20	—	22
Increase in valuation allowance	58	15	3
Effective tax rate on income from operations	54%	43%	30%

The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2014	2013
Deferred tax assets:
Employee compensation and benefits	$175	$176
Foreign tax credit carryforwards	233	179
Accrued foreign tax credit carryforwards	89	81
Loss carryforwards	133	118
Insurance accruals	22	25
Allowance for bad debt	10	8
Accrued liabilities	51	50
Total gross deferred tax assets	713	637
Valuation allowances	(538)	(83)
Net deferred tax asset	175	554
Deferred tax liabilities:
Construction contract accounting	$(15)	$(40)
Intangibles	(35)	(49)
Depreciation and amortization	(2)	(44)
Unremitted foreign earnings	(98)	(19)
Other	23	(6)
Total gross deferred tax liabilities	(127)	(158)
Deferred income tax asset, net	$48	$396

The valuation allowance for deferred tax assets was $538 million and $83 million at December 31, 2014 and 2013, respectively. The net change in the total valuation allowance was an increase of $455 million in 2014 and $47 million in 2013. The valuation allowance at December 31, 2014 was primarily related to U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the significant level of historical taxable U.S. losses, management believes that it was not more-likely-than-not that the Company would be able to realize the benefits of the deductible differences and accordingly recognized additional valuation allowance for the year ended December 31, 2014.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2014 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$487	$(484)	$3
United Kingdom	126	—	126
Australia	1	(1)	—
Canada	24	(25)	(1)
Mexico	(88)	—	(88)
Other	36	(28)	8
Total	$586	$(538)	$48

At December 31, 2014, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2014	Expiration
Foreign tax credit carryforwards	$295	2021-2023
Federal net operating loss carryforwards	$306	2033-2034
Foreign net operating loss carryforwards	$301	2015-2034
Foreign net operating loss carryforwards	$73	Indefinite
State net operating loss carryforwards	$632	Various

In December 2014, we implemented a foreign cash repatriation strategy for which we have provided cumulative income taxes of $98 million on certain foreign earnings which provide us, if necessary, the ability to repatriate approximately an additional $370 million of international cash without recognizing additional tax expense. In determining our foreign cash repatriation strategy and in determining whether earnings would continue to be considered permanently invested, we considered our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets and; 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. The remaining international cash balances associated with past foreign earnings which we currently intend to permanently reinvest in our foreign entities are not available for domestic use. The company has not recognized an estimated deferred tax liability of approximately $320 million for undistributed earnings it continues to consider to be permanently reinvested in the foreseeable future. These undistributed earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2014	2013	2012
Balance at January 1	$68	$95	$120
Increases related to current year tax positions	13	3	6
Increases related to prior year tax positions	168	15	13
Decreases related to prior year tax positions	(13)	(36)	(25)
Settlements	(1)	—	(11)
Lapse of statute of limitations	(5)	(2)	(9)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(2)	(7)	1
Balance at December 31	$228	$68	$95
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $212 million as of December 31, 2014. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions related to income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $19 million due to the expirations of the statute of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $13 million and $11 million for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, we recognized net interest and penalties charges (benefits) of $1 million, $(1) million and $(6) million, respectively related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007 or for non-U.S. income tax for years before 2002.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to its business activity for periods prior to its separation from our former parent. As of December 31, 2014 and 2013, we have recorded a $56 million and $105 million in "payable to our former parent" on our consolidated balance sheets, respectively, for tax related items under the tax sharing agreement. Of the $56 million, approximately $19 million is not due until receipt by KBR of a future foreign tax credit or refund from the IRS.

Note 14. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the U.S. Department of Defense (“DoD”) and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the government.

Between 2002 and 2011 we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV contract as well as under other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2018. As a result of our work under LogCAP III, there are multiple claims and disputes pending between us and the government, all of which need to be resolved to close the contracts. The closeout process includes resolving objections raised by the government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from government audits. We continue to work with the government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the customer are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts from our customer as new information becomes known. A summary of our Form 1s received and amounts associated with our Form 1s is as follows:

	December 31,	December 31,
Dollars in millions	2014	2013
Form 1s issued by the government and outstanding (a)	$188	$274
Amounts withheld by government (included in the Form 1s amount above) (b)	96	137
Amounts withheld from subcontractors by us	32	50
Claims loss accruals (c)	29	74

(a)	Included in the amounts shown is $56 million related to our Private Security matter discussed below in which KBR was granted full recovery of the amounts claimed. See discussion below.

(b)	Recorded in "claims and accounts receivable" on our consolidated balance sheets. We believe these amounts are probable of collection.

(c)
Recorded as a reduction to "claims and accounts receivable" and in "other liabilities" on our consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

The year over year reduction of amounts on the table above is attributable to the resolution and conclusion on three Form 1s and associated matters we reached with the U.S. government in 2014. Summarized below are some of the details associated with individual Form 1s as part of the total explained above.

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of December 31, 2014 we have recorded as due from the government related to this matter in "claims and accounts receivable" on our consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with KBR's position that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, that there was a need for force protection and that the costs were reasonable. The ASBCA also found that the Army breached its obligation to provide force protection. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. The Army has appealed. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Containers. In June 2005, the DCAA questioned billings on costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the government had previously paid $25 million and has withheld payments of $26 million, which as of December 31, 2014, we have recorded in "claims and accounts receivable" on our consolidated balance sheets.

Included in "other liabilities" on our consolidated balance sheets is $30 million of payments withheld from subcontractors related to pay-when-paid contractual terms. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing if we should lose the contract dispute with the government over the allowability of the container claims. Those claims are still pending. Second, during the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the government. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act ("FCA") suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the Department of Justice ("DOJ") for alleged violation of the FCA as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

CONCAP III. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving billed costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The Form 1 was issued for $25 million in billings. The government had previously paid $15 million and has withheld payments of $10 million, which as of December 31, 2014 we have recorded as due from the government related to this matter in "claims and accounts receivable" on our consolidated balance sheets.

In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. Trial was held before the ASBCA in September 2014, and post hearing briefs were filed in November 2014. We expect it will take several months before a ruling is issued on this matter. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the government were reasonable and not in violation of the Federal Acquisition Regulations ("FAR") and that the ASBCA will rule in our favor. As of December 31, 2014, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other. The government has issued Form 1s for other matters questioning $56 million of billed costs. For these matters, the government previously paid $41 million and has withheld payment of $15 million, which we have recorded in "claims and accounts receivable" on our consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

We have other matters (not related to Form 1s) in dispute with the government either in the COFC or before the ASBCA. These claims represent $11 million in claimed costs primarily associated with the pass-through of subcontractor claims associated with a termination for convenience in Iraq. We have accrued $4 million as our estimate of probable loss in "other liabilities" on our consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to these matters in excess of the amounts we have accrued is remote.

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

As a result of these audits, there are risks that what we have claimed costs as recoverable may be assessed by the government to be unallowable. We believe our claims are in compliance with our contract terms. In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the COFC. We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the government. At December 31, 2014, we have accrued $39 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our consolidated balance sheets. These accrued amounts are associated with years for which we have or do not have audit reports. We have received audit reports for 2004 through 2007, 2009 and 2010. We have not yet received completed audit reports for 2008, 2011 or 2012. Additionally, we have reached an agreement with the government on definitive incurred cost rates for the years 2003 through 2007 and 2009.

For those years where we have received audit reports and negotiated final settlement for both direct and indirect claimed costs, we have experienced an aggregate disallowance rate of approximately 0.1% of claimed costs. For the period 2003 through 2011 we incurred claimed costs of $46 billion; of this amount, we have reached negotiated settlement on $35 billion and have conceded $40 million.

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

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. FKTC sought damages in the amount of $134 million. After complete hearings on all of FKTC's claims, an arbitration panel awarded $17 million and interest to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we have determined that we owe FKTC $30 million in connection with other subcontracts. We had an agreement with FKTC that no damages will be paid until our counterclaim is decided, but FKTC filed a motion with the arbitration panel to compel KBR to pay all amounts outstanding. We paid FKTC $15 million in the third quarter of 2014, $4 million in the fourth quarter of 2014 and will pay $3 million on pay-when-paid terms.

We believe any damages ultimately awarded to FKTC will be billable under the LogCAP III contract. Accordingly, we have accrued amounts in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote. See the additional legal action with the ASBCA in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question

Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of December 31, 2014, no amounts have been accrued.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2014, no amounts have been accrued.

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

Texas Proceedings. After an interlocutory appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit on KBR's motion to dismiss regarding its "Contractor on the Battlefield" defenses, on November 7, 2013 a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. On January 23, 2015, the District Court issued several orders dismissing all of the plaintiffs' claims except for intentional infliction of emotional distress. On February 2, 2015, KBR filed a motion for summary judgment on this claim. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2014, no amounts have been accrued.

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

We have already filed proceedings to enforce our rights to reimbursement and payment pursuant to the FAR under the RIO contract with the USACE as referenced below.

In the U.S. Court of Appeals for the Ninth Circuit, we have also filed a motion for summary reversal of the court's decision on personal jurisdiction due to a recent Supreme Court decision which supports our position that the Oregon court did not have jurisdiction in the case because KBR did not have contact with the state. The U.S. Court of Appeals for the Ninth Circuit has consolidated the motion with our pending appeal.

At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of December 31, 2014, no amounts have been accrued.

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

On March 7, 2014, the COFC issued a ruling on the government's motion dismissing KBR's claims on procedural grounds. The decision did not prohibit us from resubmitting the claims to the contracting officer and we promptly refiled those claims. On April 4, 2014, we submitted a supplemental certified claim to the RIO contracting officer for additional legal fees incurred in defending the sodium dichromate cases. On June 9, 2014, we filed an appeal to the ASBCA due to the contracting officer's failure to issue a final decision on claims totaling approximately $30 million. The USACE filed an answer, denying our claims. We filed a motion for judgment on the pleadings, asking the court to rule in KBR's favor on the 85-804 indemnity clause based on the admissions made by the USACE in its answer. The court has agreed to stay our other claims while we conduct limited discovery on the 85-804 indemnity. On December 23, 2014, we filed a Motion for Partial Summary Judgment asking the board to find that, based on discovery conducted to date, the sodium dichromate related incidents and litigation are within the definition of the "unusually hazardous risks" language in the 85-804 indemnity agreement.

Qui tams. Of the active qui tams for which we are aware, the government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the government has not joined is remote and as of December 31, 2014, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the government under the controlling provisions of the FAR. As of December 31, 2014, we have incurred $10 million in legal costs to date in defending ourselves in qui tams.

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

The DOJ investigated Barko’s allegations and elected not to intervene. KBR filed its Answer to the First Amended Complaint and a Motion for Summary Judgment. We have had a series of continuing procedural disputes over the application of KBR's attorney-client privileges for KBR's investigative process. First, on February 3, 2014, Barko filed a Motion to Compel production of privileged investigative files, which KBR opposed. On March 6, 2014, in an unprecedented opinion, the District Court granted the motion and ordered KBR to produce the records, thereafter also denying KBR’s motions to stay the order and for interlocutory appeal. On March 12, 2014, KBR filed its Petition for Mandamus with the D.C. Circuit Court, seeking an order reversing the trial court’s order of production. On June 27, 2014, the Circuit Court granted KBR's Petition and vacated the trial court's order of production. On July 28, 2014, Barko appealed the ruling and on September 2, 2014 that appeal was denied. Barko filed a petition for certiorari with the U.S. Supreme Court on November 30, 2014, and that petition was denied on January 20, 2015.

Second, after remand from the first Mandamus proceeding, the District Court ordered briefing as to whether KBR waived its privilege, and after extensive briefing, on November 20, 2014, the District Court entered an order finding that KBR had impliedly waived privilege and requiring KBR to produce the same documents which had previously been the subject of the first proceeding.

On December 17, 2014, the District Court issued additional orders, denying KBR's Motion for Reconsideration, request for stay and request for immediate appeal. In a separate ruling, the District Court found that some of the documents in question were not privileged at all. On December 19, 2014, KBR filed a second Petition for Mandamus and for entry of Emergency Stay Order in the D.C. Circuit Court. An Administrative Stay was granted and briefing on both the Mandamus and full stay request was ordered. The U.S. Chamber of Commerce has indicated that it will file an amicus brief in support of KBR's position. We will not know until sometime after March 2015 where the Court of Appeals will hear our Mandamus petition.

While we believe it is important to protect the privileges that attached to KBR's corporate compliance process, we do not believe that the merits of the underlying claims ultimately will be impacted by a forced disclosure should that occur. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of December 31, 2014 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract. We strongly contend that we followed the law and no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting that motion and proceeding with discovery. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. A scheduling conference was held on December 5, 2014. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2014, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that 3 former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. While the suit is new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the government as appropriate. On April 22, 2014, we filed our answer and on May 13, 2014 the government filed a Motion to Strike certain affirmative defenses. We are contesting this motion. As of December 31, 2014, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other Matters

Claims. We have filed claims with the government related to payments not yet received for costs incurred under various government contracts. Included in our consolidated balance sheets are claims for costs incurred under various government contracts totaling $138 million at December 31, 2014. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. We have $122 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our consolidated balance sheets.  The remaining claims balance of $16 million is recorded in "CIE" on our consolidated balance sheets. The amounts recorded in CIE represent costs for which incremental funding is pending in the normal course of business. The claims outstanding at December 31, 2014 are considered to be probable of collection and have been previously recognized as revenues.

Subsequent Events. On January 21, 2015 we were notified by the U.S. government Defense Security Service ("DSS") Facility Security Office that our facility security clearance has been marked "invalid" based on findings from their recent evaluation of our processes and procedures for handling documents inappropriately provided to KBR by the U.S. Army during the performance of our LogCAP III contract. Due to the invalidation of our facility security clearance, the GS business segment is precluded from bidding on new work for contracts with security requirements.  We may continue the work we are currently performing and be awarded new task orders under existing contracts; however, no new work can be awarded until this matter is resolved. We have been working closely with the DSS to remediate the identified deficiencies.

Note 15. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
After the Company announced it would be restating its 2013 annual financial statements, three complaints were filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer, our current and former chief financial officers. Two of those complaints were voluntarily dismissed by the plaintiffs, and four parties moved to be appointed lead plaintiff. In September 2014, the court appointed Arkansas Public Employees Retirement System and Local 58/NECA Funds as lead plaintiffs and ordered any new cases arising from the same matters to be consolidated together as In re KBR, Inc. Securities Litigation, Master File No. 14-cv-01287. Lead plaintiffs filed an amended and consolidated complaint on October 20, 2014, adding our former chief accounting officer as a defendant. The amended complaint seeks class action status on behalf of our shareholders, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement of our 2013 annual financial statements and seeks undisclosed damages. The defendants intend to vigorously defend against these claims and filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. The lead plaintiffs filed their opposition on January 23, 2015 and defendants filed their reply on February 6, 2015. Oral argument on the motion to dismiss is currently scheduled for early March 2015. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
In addition, a shareholder derivative complaint, Butorin v. Blount et al, was filed on May 27, 2014 in the United States District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. In August 2014, we filed a motion to dismiss the matter based on the mandatory forum selection clause in the Company's bylaws, which requires, among other things, that all shareholder derivative suits be filed in Delaware. The plaintiff filed his opposition on October 6, 2014 to which we replied on October 21, 2014. On November 3, 2014, plaintiff filed an amended complaint adding a claim for violations of Section 14 of the Securities Exchange Act of 1934 alleging that the Company's 2014 proxy statement was false and misleading. We filed a motion to dismiss the amended compliant on November 17, 2014 for the same reasons as stated in the original motion to dismiss. Plaintiff filed its response on December 8, 2014 and we replied on December 15, 2014. The motion to dismiss is still pending. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
We have also received requests for information and a subpoena for documents from the Securities Exchange Commission ("SEC") regarding the restatement of our 2013 annual financial statements. We have been and intend to continue cooperating with the SEC.

PEMEX and PEP Arbitration

In 1997, we entered into a contract with PEP, a subsidiary of PEMEX, the Mexican national oil company, to build offshore platforms and treatment and reinjection facilities in the Bay of Campeche, offshore Mexico. The project, known as EPC 1, encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes.

PEP took possession of the facilities in March 2004 prior to the completion of our scope of work and without paying us for our work. We filed for arbitration with the International Chamber of Commerce ("ICC") in 2004 claiming recovery of damages of approximately $323 million. PEP subsequently filed counterclaims totaling $157 million. In December 2009, the ICC arbitration panel ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEP was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009.

U.S. Proceedings. Collection efforts have involved multiple actions. On August 27, 2013, the District Court entered an order stating it would confirm the award even though it had been annulled in Mexico (see Mexico proceedings discussion below). On September 25, 2013, the District Court entered the signed final judgment of $465 million, which includes the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted $465 million cash as security for the judgment pending appeal. Oral argument on the appeal was held on November 20, 2014. The U.S. government was invited to file a brief and did so, and the parties have filed responses to the U.S. government's brief. Absent some request by the court for more briefing, the matter is ready for decision.

Mexico Proceedings. PEP's multiple attempts to nullify the award in Mexico was rejected by the Mexican courts. PEP then filed an “amparo” action alleging that its constitutional rights had been violated and this action was denied by the Mexican court in October 2010. PEP then appealed to the Mexican Collegiate Court. In September 2011, the Collegiate Court ruled that PEP, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction and the award was null and void. We believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect our ability to ultimately collect the ICC arbitration award in the U.S. due to the posting of cash as security for the judgment pending appeal.

Other Proceedings. We have initiated collection proceedings to pursue our remedies in Luxembourg and under the North American Free Trade Agreement.

Performance Bonds

We had provided approximately $80 million in performance bonds to PEP when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEP was precluded.  Notwithstanding, PEP filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds. On June 17, 2013, after proceedings in multiple Mexican courts, we were required to pay $108 million to the Mexican bond company. The $108 million consists of the $80 million in outstanding bonds, plus $26 million in related interest and other expenses and $2 million in legal and banking fees.

Consistent with our treatment of claims, we have recorded $401 million, net of advances, in "claims and accounts receivable" on the consolidated balance sheets as we believe it is probable we will recover the amounts awarded to us, including interest and expenses and the amounts we paid on the bonds. PEP has cash posted in the U.S. and sufficient assets in Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of December 31, 2014, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds as long term.

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

We continue to monitor conditions at sites we own or owned and until further information is available, we are only able to estimate a possible range of remediation costs. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, we have accrued approximately $1 million for the assessment and remediation costs associated with all environmental matters and we do not anticipate incurring any additional costs.

We have been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. We are unable to determine whether we will ultimately be deemed responsible for any costs associated with these actions.

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $158 million, $159 million and $149 million in 2014, 2013 and 2012, respectively. The current portion of the deferred lease credits of $3 million at December 31, 2014 and 2013, respectively, is recorded in "other current liabilities" on our consolidated balance sheets and the noncurrent deferred lease credits of $128 million and $129 million at December 31, 2014 and 2013, respectively, is recorded in "other liabilities" on our consolidated balance sheets.

Future total rental payments on noncancelable operating leases are as follows:

Dollars in millions	Future rental payments (a)
2015	$99
2016	$85
2017	$71
2018	$62
2019	$53
Beyond 2019	$383

(a)	Amounts presented are net of subleases.

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

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2014, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $66 million, comprised of $14 million included in "accrued salaries, wages and benefits," $19 million included in "other current liabilities" and $33 million included in "other liabilities" all on our consolidated balance sheets. As of December 31, 2013, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $75 million, comprised of $12 million included in "accrued salaries, wages and benefits," $26 million included in "other current liabilities" and $37 million included in "other liabilities" all on our consolidated balance sheets.

Note 16. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2011	$2,442	$2,005	$1,607	(569)	$(548)	$(53)
Deferred tax and foreign currency adjustments (a)	17	17	—	—	—	—
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	7	7	—	—	—	—
Tax benefit increase related to share-based plans	4	4	—	—	—	—
Dividends declared to shareholders	(42)	—	(42)	—	—	—
Repurchases of common stock	(40)	—	—	(40)	—	—
Issuance of ESPP shares	3	—	—	3	—	—
Distributions to noncontrolling interests	(36)	—	—	—	—	(36)
Net income	202	—	144	—	—	58
Other comprehensive (loss), net of tax	(62)	—	—	—	(62)	—
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Dividends declared to shareholders	(36)	—	(36)	—	—	—
Adjustment pursuant to Accounting Referee's report on tax sharing agreement	(7)	(7)	—	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Distributions to noncontrolling interests	(109)	—	—	—	—	(109)
Change in NCI due to consolidation of previously unconsolidated JV and other transactions	2	—	—	—	—	2
Net income	171	—	75	—	—	96
Other comprehensive (loss), net of tax	(121)	—	—	—	(130)	9
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	22	22	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders	(47)	—	(47)	—	—	—
Repurchases of common stock	(106)	—	—	(106)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Investments by noncontrolling interests	10	—	—	—	—	10
Distributions to noncontrolling interests	(61)	—	—	—	—	(61)
Other noncontrolling interests activity	2	—	—	—	—	2
Net income (loss)	(1,198)	—	(1,262)	—	—	64
Other comprehensive income (loss), net of tax	(134)	—	—	—	(136)	2
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)

(a)
During the third quarter of 2012, we recorded out-of-period adjustments in our deferred tax accounts, most of which relate to years before 2010. These adjustments were not material to 2012 or the periods to which they relate. The out-of-period adjustments were $3 million to our 2012 annual tax expense and $9 million to our equity accounts. Deferred tax and foreign currency adjustments above includes $16 million related to these adjustments.

Accumulated other comprehensive loss, net of tax

	December 31,
Dollars in millions	2014	2013	2012
Accumulated foreign currency translation adjustments, net of tax of $(4), $0 and $27	$(203)	$(131)	$(88)
Pension and post-retirement benefits, net of tax of $(231), $(221) and $(203)	(670)	(608)	(521)
Changes in fair value of derivatives, net of tax of $0, $0 and $0	(3)	(1)	(1)
Total accumulated other comprehensive loss	$(876)	$(740)	$(610)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Pension and post-retirement benefits	Changes in fair value of derivatives	Total
Balance as of December 31, 2012	$(88)	$(521)	$(1)	$(610)
Other comprehensive income adjustments before reclassifications	(44)	(122)	1	(165)
Amounts reclassified from accumulated other comprehensive income	1	35	(1)	35
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	(73)	(104)	(2)	(179)
Amounts reclassified from accumulated other comprehensive income	1	42	—	43
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Dollars in millions	December 31, 2014	December 31, 2013	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency translation adjustments
Realized foreign currency translation adjustments	$(4)	$(1)	Loss (gain) on disposition of assets, net
Tax expense	3	—	Provision for income taxes
Net foreign currency translation adjustments realized	$(1)	$(1)	Net of tax
Pension and post-retirement benefits
Amortization of actuarial loss (a)	$(52)	$(53)	See (a) below
Tax benefit	10	18	Provision for income taxes
Net pension and post-retirement benefits	$(42)	$(35)	Net of tax
Changes in fair value of derivatives
Realized losses on derivatives	$—	$1	Cost of revenues
Tax benefit	—	—	Provision for income taxes
Net change in fair value of derivatives	$—	$1	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our consolidated financial statements for further discussion.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2012	173.2
Common stock issued	0.7
Balance at December 31, 2013	173.9
Common stock issued	0.5
Balance at December 31, 2014	174.4

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2012	25.6	$606
Treasury stock acquired, net of ESPP shares issued	0.1	4
Balance at December 31, 2013	25.7	610
Treasury stock acquired, net of ESPP shares issued	3.9	102
Balance at December 31, 2014	29.6	$712

Dividends

We declared dividends totaling $47 million in 2014 and $36 million in 2013. As of December 31, 2014 and 2013, we had accrued dividends payable of $12 million included in "other current liabilities" on our consolidated balance sheets.

Note 17. Share Repurchases

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding common shares, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not obligate the company to acquire any particular number of common shares and may be commenced, suspended or discontinued without prior notice. The newly authorized share repurchase program operates alongside the existing share maintenance program which we may use to repurchase shares vesting as part of employee compensation programs. The share repurchases are intended to be funded through the company’s current and future cash and the authorization does not have an expiration date. The table below presents information on our share repurchases activity under the share repurchase authorization:

	December 31, 2014
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	3,374,479	$26.13	$88
Repurchases under the existing share maintenance program	666,599	$26.24	18
Total	4,041,078		$106

Note 18. Share-based Compensation and Incentive Plans

Stock Plans

In 2014, 2013 and 2012 share-based compensation awards were granted to employees under KBR share-based compensation plans.

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

In May 2012, the KBR Stock Plan was amended to add 2 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards or pursuant to performance awards by 2 million. Under the terms of the KBR Stock Plan, 12 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 5.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to cash performance awards. At December 31, 2014, approximately 3.5 million shares were available for future grants under the KBR Stock Plan, of which approximately 1.5 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors.

Total number of stock options granted and the assumptions used to determine the fair value of granted options were as follows:

	Years ended December 31,
KBR stock options assumptions summary	2014	2013
Granted stock options (shares in millions)	0.6	0.9
Weighted average expected term (in years)	5.5	6.5
Weighted average grant-date fair value per share	$9.57	$11.40

	Years ended December 31,
KBR stock options range assumptions summary	2014		2013
	Range		Range
	Start	End	Start	End
Expected volatility range	36.48%	40.49%	39.98%	41.89%
Expected dividend yield range	1.08%	1.52%	0.89%	1.11%
Risk-free interest rate range	1.67%	2.21%	0.98%	2.09%

For KBR stock options granted in 2014, 2013 and 2012, the fair value of options at the date of grant was estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. The expected term of KBR options granted in 2014 was based on KBR's historical experience. The expected term of KBR options granted in 2013 was based on the average of the life of the option and the vesting period of the option. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2014.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	3,274,623	$26.27	6.93	$22.49
Granted	638,270	27.78
Exercised	(266,829)	15.91
Forfeited	(339,882)	30.41
Expired	(146,091)	27.26
Outstanding at December 31, 2014	3,160,091	$26.96	6.54	$2.40
Exercisable at December 31, 2014	2,078,401	$25.59	5.48	$2.40

The total intrinsic values of options exercised for the years ended December 31, 2014, 2013 and 2012 were $3 million, $7 million and $9 million, respectively. As of December 31, 2014, there was $7 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.65 years. Stock option compensation expense was $6 million in 2014, $9 million in 2013 and $8 million in 2012.  Total income tax benefit recognized in net income for share-based compensation arrangements was $2 million in 2014 and $3 million in 2013 and 2012.

KBR Restricted stock

Restricted shares issued under the KBR Stock Plan are restricted as to sale or disposition. These restrictions lapse periodically over a period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of meeting the performance criteria. Share-based compensation is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2014 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2013	668,766	$29.64
Granted	1,060,480	28.46
Vested	(397,521)	27.82
Forfeited	(202,848)	30.63
Nonvested shares at December 31, 2014	1,128,877	$28.99

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2014, 2013 and 2012 were $28.46, $30.64 and $33.13, respectively. Restricted stock compensation expense was $16 million for 2014, $7 million for 2013 and $8 million for 2012.  Total income tax benefit recognized in net income for share-based compensation arrangements was $6 million in 2014 and $3 million in 2013 and 2012. As of December 31, 2014, there was $22 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.39 years. The total fair value of shares vested was $6 million in 2014, $8 million in 2013 and $12 million in 2012 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $11 million in 2014, $7 million in 2013 and $9 million in 2012 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

The grant-date fair value of employee share options is estimated using option-pricing models. If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $9 million recorded to cost of services on the consolidated income statements, while the remaining $13 million is recorded to general and administrative expenses on the consolidated income statements. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31
Dollars in millions	2014	2013	2012
Share-based compensation	$22	$16	$16
Total income tax benefit recognized in net income for share-based compensation arrangements	$8	$6	$6
Incremental compensation cost	$2	$1	$1
Tax benefit increase related to share-based plans	$—	$—	$4

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units (“Cash Performance Awards”)

Under the KBR Stock Plan, for Cash Performance Awards granted in the year 2014, 2013 and 2012, performance is based 100% on average Total Shareholder Return (“TSR”) as compared to the average TSR of KBR’s peers. The cash performance award units may only be paid in cash. In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion of the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date.

Under the KBR Stock Plan, in 2014, we granted 27 million performance based award units (“Cash Performance Awards”) with a three-year performance period from January 1, 2014 to December 31, 2016. In 2013, we granted 30 million Cash Performance Awards with a three-year performance period from January 1, 2013 to December 31, 2015. In 2012, we granted 29 million Cash Performance Awards with a three-year performance period from January 1, 2012 to December 31, 2014. At December 31, 2014, Cash Performance Awards forfeited, net of previous plan payout, totaled 17 million in 2014, 10 million in 2013 and 8 million in 2012. At December 31, 2014, the outstanding balance for Cash Performance Awards is 79.2 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2014, 2013 and 2012, we recognized $0 million, $8 million and $18 million, respectively, in expense for the Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for awards included in “employee compensation and benefits” on our consolidated balance sheets were $1 million at December 31, 2014, of which none will become due within one year and $23 million at December 31, 2013.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determine otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2014 and 2013, our employees purchased approximately 159,000 and 131,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 19. Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculations is as follows:

	Years ended December 31,
Shares in millions	2014	2013	2012
Basic weighted average common shares outstanding	146	148	148
Stock options and restricted shares	—	1	1
Diluted weighted average common shares outstanding	146	149	149

For purposes of applying the two-class method in computing earnings (loss) per share, net earnings allocated to participating securities was none for the fiscal year 2014, approximately $0.3 million, or a negligible amount per share, for fiscal year 2013 and $1 million, or a negligible amount per share, for fiscal year 2012. The diluted earnings (loss) per share calculation did not include 3.0 million, 1.8 million and 1.3 million antidilutive weighted average shares for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 20. Financial Instruments and Risk Management

Foreign currency risk. We conduct business globally in numerous currencies and are therefore exposed to foreign currency fluctuations. We use derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not use derivative instruments for speculative trading purposes.

We generally utilize foreign exchange forwards and currency option contracts to hedge exposures associated with forecasted future cash flows and to hedge exposures present on our balance sheet. As of December 31, 2014, we had foreign exchange contracts of up to 12 months in duration to exchange major world currencies.

The following table presents, by currency, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge exposures on our balance sheet that were outstanding as of December 31, 2014 and 2013:

	Years ended December 31,
USD Equivalent, Dollars in Millions	2014	2013
Australian Dollar	190	309
United States Dollar	459	185
Pound Sterling	126	91
Swedish Kroner	6	3
Norwegian Kroner	5	5
Qatari Riyal	3	—
Canadian Dollar	—	138
Saudi Riyal	—	3
Total balance sheet hedges	789	734

These fair values are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets. The following provides additional detail regarding these hedging activities.

We hedge certain forecasted future cash flows using derivatives instruments. In most cases, these derivatives are designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially recognized as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassed into the income or expense line item to which the hedged transaction relates. In each period the ineffective portion of the designated hedge and the changes in fair value of non-designated hedges are recognized in our consolidated statement of operations. The notional amounts and the impact of our hedges of future cash flows on our consolidated financial statements for the periods presented was not material.

We also hedge portions of our balance sheet exposures associated with changes in fair value of monetary assets and liabilities denominated in currencies other than the functional currency of the consolidated subsidiary that is party to the transaction. Changes in fair value associated with these derivative instruments are recorded within our consolidated statement of operations and largely offset the remeasurement of the underlying assets and liabilities being hedged. The fair value of the derivative instruments used to hedge our balance sheet exposure was not material to our consolidated balance sheet for the periods presented.
The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "other non-operating income (expense)" on our consolidated statement of operations.

	Years ended December 31,
Gains (Losses) Dollars in Millions	2014	2013
Balance Sheet Hedges - Fair Value	(47)	(22)
Balance Sheet Position - Remeasurement	47	21
Net	—	(1)

Interest rate risk. Certain of our unconsolidated subsidiaries and joint-ventures are exposed to interest rate risk through their variable rate borrowings. This variable-rate exposure is managed with interest rate swaps. We had unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint-ventures of approximately $2 million as of December 31, 2014, 2013 and 2012, respectively.

Note 21. Recent Accounting Pronouncements

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

Note 22. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are presented in the following table. In the following table, the sum of basic and diluted “Net income (loss) attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2014
Total revenues	$1,633	$1,659	$1,657	$1,417	$6,366
Gross profit (loss) (a)	39	28	30	(162)	(65)
Equity in earnings of unconsolidated affiliates	31	49	38	45	163
Operating income (loss) (b)	10	25	10	(839)	(794)
Net income (loss) (c)	(20)	8	45	(1,231)	(1,198)
Net income attributable to noncontrolling interests	(23)	(16)	(15)	(10)	(64)
Net income (loss) attributable to KBR	(43)	(8)	30	(1,241)	(1,262)
Net income (loss) attributable to KBR per share:
Net income (loss) attributable to KBR per share—Basic	$(0.29)	$(0.06)	$0.21	$(8.57)	$(8.66)
Net income (loss) attributable to KBR per share—Diluted	$(0.29)	$(0.06)	$0.21	$(8.57)	$(8.66)

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2013
Total revenues	$1,829	$1,950	$1,755	$1,680	$7,214
Gross profit (d)	156	140	114	7	417
Equity in earnings of unconsolidated affiliates	30	46	31	30	137
Operating income (loss)	133	123	79	(27)	308
Net income (loss) (d)	97	111	15	(52)	171
Net income attributable to noncontrolling interests	(9)	(21)	(62)	(4)	(96)
Net income (loss) attributable to KBR	88	90	(47)	(56)	75
Net income (loss) attributable to KBR per share:
Net income (loss) attributable to KBR per share—Basic	$0.59	$0.61	$(0.32)	$(0.38)	$0.50
Net income (loss) attributable to KBR per share—Diluted	$0.59	$0.61	$(0.32)	$(0.38)	$0.50

(a)
The losses in gross profit in the fourth quarter of 2014 reflect changes in cost estimates increasing the loss provision by $80 million on two power projects in our Non-strategic Business segment and changes in estimates of $53 million in our E&C business segment. See Note 2 to our consolidated financial statements.

(b)
Included in the operating loss of the fourth quarter of 2014 is a goodwill impairment charge of $446 million as well as asset impairment and restructuring charges of $214 million. See Notes 8 and 9 for our discussion on these charges.

(c)	Net loss for the fourth quarter of 2014 includes $391 million of provision for income taxes primarily from an increase in our valuation allowance on deferred tax assets.

(d)
We corrected an error originating in periods prior to 2013. The correction of this error resulted in a net unfavorable impact to gross profit of $25 million in our E&C business segment for the year ended December 31, 2013, including $22 million in the fourth quarter. The correction of this error resulted in an after tax unfavorable impact to net income of $17 million for the year ended December 31, 2013, including $14 million in the fourth quarter.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.
Management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of one or more persons. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP has issued an attestation report dated February 27, 2015, on our internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2014, we implemented additional internal controls to address material weaknesses disclosed in our Annual Report on 10-K for the year ended December 31, 2013, as amended. These material weaknesses, and the related remediation activities conducted during 2014, are shown below:

•
Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit at completion for certain long-term construction projects with multiple currencies.

•
Implemented a control to include the actual and estimated foreign currency effects in the estimates of revenues, costs and profit at completion on projects with multiple currencies by enhancing the design of our project status templates and our procedures for completion of our project status templates.

•
Enhanced the design of our monitoring controls over the completeness and accuracy of estimated revenues, costs and profit at completion for long-term construction projects with multiple currencies to specifically include a process for monitoring and reviewing project status reports for proper application of foreign currency effects in project estimates.

•	Provided training to our personnel involved in the estimation of revenues, costs and profit at completion on projects with multiple currencies.

•	Material weakness related to control environment for our Canadian pipe fabrication and modular assembly business.

•
Conducted town hall meetings throughout the Company's worldwide organization led by executive management to reinforce the requirement for employees to follow the Company's corporate culture, policies and procedures.

•	Changed certain management personnel and increased the number of qualified professionals.

•	Provided additional training to new and key personnel on roles and responsibilities, including line of communications in the event of concerns.

•
Provided additional training to new and key personnel on Company standard processes and systems across all project operations, oversight and support functions, including project management and module yard management.

•	Implemented processes to ensure standard project controls work processes and systems were executed across the Canada pipe fabrication and module assembly projects.

•	Increased standard project management oversight from corporate management.

After testing the design and operating effectiveness of the new controls described above, management concluded that the material weaknesses described above were remediated as of December 31, 2014. We will continue to monitor execution of our standard project controls work processes and systems in our Canadian pipe fabrication and module assembly business to ensure the effectiveness of those controls, and make enhancements when and where necessary. Additionally we will continue to train new and key personnel on our standard processes and systems as required.

Except as described above, there were no changes in our internal controls over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
KBR, Inc.:

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 27, 2015

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 45 of this annual report.
2.	The consolidated financial statement schedule on page 113 of this report.
3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 1-33146)

10.3
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.4
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.5
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.6
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.7
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.8
Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146

10.9	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

10.10
First Amendment to Credit Agreement dated as of December 11, 2014 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2014; File No. 1-33146)

10.11+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.12+
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

10.14+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

Exhibit Number	Description
10.15+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.16+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.17+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.18+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.19+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.20+	Form of Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+
Form of KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	Form of KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.23+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.24+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146)

10.25+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.26+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.27+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.28+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.29+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.30+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.31+
Form of Restricted Stock Unit Agreement (Three-Year Cliff Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.29 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.32+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.33+
Form of revised Nonstatutory Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

Exhibit Number	Description
10.34+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.35+
Form of revised Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.36+
Form of revised Restricted Stock Unit Agreement (International Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.37+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; Involuntary Termination Trigger) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.38+
Form of Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.39+	Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.40+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.41+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.42+
Severance and Change of Control Agreement effective as of October 21, 2009, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.43+
Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt (incorporated by reference to Exhibit 10.33 to KBR's annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.44+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley (incorporated by reference to Exhibit 10.34 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.45+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.46+
Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010 (incorporated by reference to Exhibit 10.37 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.47+
Severance and Change of Control Agreement effective as of July 9, 2012, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 9, 2012; File No. 1-33146)

10.48+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated April 9, 2014; File No. 1-33146)

10.49+
Severance and Change of Control Agreement effective as of December 11, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Roy Oelking (incorporated by reference to Exhibit 10.38 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.50+
Severance and Change of Control Agreement effective as of April 8, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated March 6, 2013; File No. 1-33146)

Exhibit Number	Description
10.51+
Severance and Change of Control Agreement effective as of December 14, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2013; File No. 1-33146)

10.52+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

10.53+
Transition Agreement dated December 13, 2013 among KBR, Inc., KBR Technical Services, Inc., a Delaware corporation, and William P. Utt (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2013; File No. 1-33146)

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts (Dollars in Millions)
The table below presents valuation and qualifying accounts for continuing operations.

		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2014:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$18	$11	$—		$(10	)(a)	$19
Reserve for losses on uncompleted contracts	$109	$177	$—		$(127)		$159
Reserve for potentially disallowable costs incurred under government contracts	$91	$—	$—		$(17)		$74
Year ended December 31, 2013:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$15	$5	$—		$(2	)(a)	$18
Reserve for losses on uncompleted contracts	$56	$106	$—		$(53)		$109
Reserve for potentially disallowable costs incurred under government contracts	$122	$—	$2	(b)	$(33)		$91
Year ended December 31, 2012:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$24	$6	$—		$(15	)(a)	$15
Reserve for losses on uncompleted contracts	$22	$53	$—		$(19)		$56
Reserve for potentially disallowable costs incurred under government contracts	$127	$—	$5	(b)	$(10)		$122

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves have been recorded as reductions of revenues, net of reserves no longer required.

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2015

KBR, INC.
(Registrant)

By:	/s/ Stuart Bradie
Stuart Bradie
President and Chief Executive Officer

Dated: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart Bradie	Principal Executive Officer,
Stuart Bradie	President, Chief Executive Officer and Director

/s/ Brian K. Ferraioli	Principal Financial Officer,
Brian K. Ferraioli	Executive Vice President and Chief Financial Officer

/s/ Nelson E. Rowe	Principal Accounting Officer,
Nelson E. Rowe	Vice President and Chief Accounting Officer

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ James R. Blackwell	Director
James R. Blackwell

/s/ W. Frank Blount	Director
W. Frank Blount

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Umberto della Sala	Director
Umberto della Sala

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Richard J. Slater	Director
Richard J. Slater

/s/ Jack B. Moore	Director
Jack B. Moore

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 1-33146)

10.3
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (KBR as service provider) (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.4
Transition Services Agreement dated as of November 20, 2006, by and between Halliburton Energy Services, Inc. and KBR, Inc. (Halliburton as service provider) (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.5
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.6
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.7
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.8
Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the Banks party thereto, The Royal Bank of Scotland PLC, as Syndication Agent, ING Bank, N.V. and The Bank of Nova Scotia, as Co-Documentation Agents, Citigroup Global Markets Inc., RBS Securities Inc. ING Bank, N.V., and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 7, 2011; File No. 1-33146

10.9	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

10.10
First Amendment to Credit Agreement dated as of December 11, 2014 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2014; File No. 1-33146)

10.11+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.12+
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

10.14+	KBR, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.23 to KBR’s Form 10-K for the fiscal year ended December 31, 2006; File No. 1-33146)

Exhibit Number	Description

10.15+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.16+	KBR Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.17+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.18+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.19+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.20+	Form of Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.21+
Form of KBR Restricted Stock Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.22+	Form of KBR, Inc. Transitional Stock Adjustment Plan Stock Option Award (incorporated by reference to Exhibit 10.5 to KBR’s Form 10-Q for the quarter ended June 30, 2007; File No. 1-33146)

10.23+
Form of Restricted Stock Agreement between KBR, Inc. and William P. Utt pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2007; File No. 1-33146)

10.24+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s Form 10-K for the year ended December 31, 2010; File No. 1-33146)

10.25+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.25 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.26+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.27+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.28+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.29+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.30+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.31+
Form of Restricted Stock Unit Agreement (Three-Year Cliff Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.29 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.32+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.33+
Form of revised Nonstatutory Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

Exhibit Number	Description
10.34+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.35+
Form of revised Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.36+
Form of revised Restricted Stock Unit Agreement (International Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.37+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; Involuntary Termination Trigger) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.38+
Form of Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.39+	Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.40+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.41+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

10.42+
Severance and Change of Control Agreement effective as of October 21, 2009, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Susan K. Carter (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 26, 2009; File No. 1-33146)

10.43+
Severance and Change of Control Agreement effective as of December 31, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and William P. Utt (incorporated by reference to Exhibit 10.33 to KBR's annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.44+
Severance and Change of Control Agreement effective as of August 26, 2008, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew D. Farley (incorporated by reference to Exhibit 10.34 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.45+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.46+
Amendment to the Severance and Change in Control Agreement with Susan K. Carter effective as of January 15, 2010 (incorporated by reference to Exhibit 10.37 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.47+
Severance and Change of Control Agreement effective as of July 9, 2012, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Ivor Harrington (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated July 9, 2012; File No. 1-33146)

10.48+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated April 9, 2014; File No. 1-33146)

10.49+
Severance and Change of Control Agreement effective as of December 11, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Roy Oelking (incorporated by reference to Exhibit 10.38 to KBR’s annual report on Form 10-K for the year ended December 31, 2012; File No. 1-33146)

10.50+
Severance and Change of Control Agreement effective as of April 8, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated March 6, 2013; File No. 1-33146)

Exhibit Number	Description
10.51+
Severance and Change of Control Agreement effective as of December 14, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2013; File No. 1-33146)

10.52+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

10.53+
Transition Agreement dated December 13, 2013 among KBR, Inc., KBR Technical Services, Inc., a Delaware corporation, and William P. Utt (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2013; File No. 1-33146)

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K

**	Furnished with this Form 10-K