Form 10-Q
period 2015-03-31
KBR, INC.
filed 2015-04-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

As of April 14, 2015, there were 144,253,330 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2014 Annual Report on Form 10-K contained in Part I under “Risk Factors.”

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

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$1,436	$1,633
Cost of revenues	(1,366)	(1,594)
Gross profit	70	39
Equity in earnings of unconsolidated affiliates	35	31
General and administrative expenses	(39)	(60)
Asset impairment and restructuring charges	(2)	—
Operating income	64	10
Other non-operating income (expenses)	6	(9)
Income before income taxes and noncontrolling interests	70	1
Provision for income taxes	(19)	(21)
Net income (loss)	51	(20)
Net income attributable to noncontrolling interests	(7)	(23)
Net income (loss) attributable to KBR	$44	$(43)
Net income (loss) attributable to KBR per share:
Basic	$0.30	$(0.29)
Diluted	$0.30	$(0.29)
Basic weighted average common shares outstanding	145	146
Diluted weighted average common shares outstanding	145	146
Cash dividends declared per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$51	$(20)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(58)	9
Reclassification adjustment included in net income	—	—
Foreign currency translation adjustments, net of taxes of $1 and $3	(58)	9
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	1
Reclassification adjustment included in net income	12	8
Pension and post-retirement benefits, net of taxes of $1 and $3	12	9
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	—	(1)
Reclassification adjustment included in net income	—	—
Changes in fair value of derivatives, net of taxes of $0 and $0	—	(1)
Other comprehensive income (loss), net of tax	(46)	17
Comprehensive income (loss)	5	(3)
Less: Comprehensive income attributable to noncontrolling interests	(7)	(23)
Comprehensive loss attributable to KBR	$(2)	$(26)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$758	$970
Accounts receivable, net of allowance for doubtful accounts of $22 and $19	823	847
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	425	490
Deferred income taxes	97	90
Other current assets	130	147
Total current assets	2,233	2,544
Property, plant, and equipment, net of accumulated depreciation of $381 and $385 (including net PPE of $53 and $57 owned by a variable interest entity)	230	247
Goodwill	324	324
Intangible assets, net of accumulated amortization of $97 and $96	40	41
Equity in and advances to unconsolidated affiliates	144	151
Deferred income taxes	168	174
Claims and accounts receivable	592	570
Other assets	152	148
Total assets	$3,883	$4,199
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$637	$742
Payable to former parent	44	56
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	505	531
Accrued salaries, wages and benefits	192	197
Nonrecourse project debt	9	10
Other current liabilities	432	488
Total current liabilities	1,819	2,024
Pension obligations	466	502
Employee compensation and benefits	111	112
Income tax payable	67	69
Deferred income taxes	173	170
Nonrecourse project debt	60	63
Deferred income from unconsolidated affiliates	96	95
Other liabilities	219	229
Total liabilities	3,011	3,264
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 174,800,319 and 174,448,399 shares issued, and 144,233,249 and 144,837,281 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,056	2,091
Accumulated other comprehensive loss ("AOCL")	(922)	(876)
Retained earnings	471	439
Treasury stock, 30,567,070 shares and 29,611,118 shares, at cost	(726)	(712)
Total KBR shareholders’ equity	879	942
Noncontrolling interests ("NCI")	(7)	(7)
Total shareholders’ equity	872	935
Total liabilities and shareholders’ equity	$3,883	$4,199
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$51	$(20)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11	18
Equity in earnings of unconsolidated affiliates	(35)	(31)
Deferred income tax expense	—	6
Other	1	12
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	3	121
Costs and estimated earnings in excess of billings on uncompleted contracts	44	(70)
Accounts payable	(102)	(20)
Billings in excess of costs and estimated earnings on uncompleted contracts	(8)	(15)
Accrued salaries, wages and benefits	—	(9)
Reserve for loss on uncompleted contracts	(37)	18
Receipts of advances from unconsolidated affiliates, net	6	7
Distributions of earnings from unconsolidated affiliates	37	19
Income taxes payable	(11)	(13)
Pension funding	(11)	(12)
Net settlement of derivative contracts	(36)	1
Other assets and liabilities	(21)	(29)
Total cash flows used in operating activities	(108)	(17)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(15)
Total cash flows used in investing activities	$(1)	$(15)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Payments to reacquire common stock	$(16)	$(56)
Acquisition of noncontrolling interest	(40)	—
Distributions to noncontrolling interests	(7)	(19)
Payments of dividends to shareholders	(12)	(12)
Net proceeds from issuance of common stock	1	4
Excess tax benefits from share-based compensation	—	1
Payments on short-term and long-term borrowings	—	(2)
Other	(1)	—
Total cash flows used in financing activities	(75)	(84)
Effect of exchange rate changes on cash	(28)	6
Decrease in cash and equivalents	(212)	(110)
Cash and equivalents at beginning of period	970	1,106
Cash and equivalents at end of period	$758	$996
Supplemental disclosure of cash flows information:
Cash paid for interest	$3	$3
Cash paid for income taxes (net of refunds)	$28	$29
Noncash financing activities
Dividends declared	$12	$12
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

Principles of consolidation

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned, controlled subsidiaries and variable interest entities ("VIEs") of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 8 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statements of operations, condensed consolidated balance sheets and the condensed consolidated statements of cash flows.

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

Use of estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•	project revenues, costs and profits on engineering and construction contracts and government services contracts, including recognition of estimated losses on uncompleted contracts

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method and cost method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of VIEs

•	valuation of stock-based compensation

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

Service Concession Arrangements

On January 24, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05, Service Concession Arrangements. A service concession arrangement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of ASU 2014-05 did not have a material impact on our financial statements as of January 1, 2015.

Additional Balance Sheet Information

The components of “other current liabilities” on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 are presented below:

	March 31,	December 31,
Dollars in millions	2015	2014
Reserve for estimated losses on uncompleted contracts (a)	$118	$159
Retainage payable	88	88
Income taxes payable	43	61
Deferred tax liabilities	51	46
Value-added tax payable	33	31
Insurance payable	16	19
Dividend payable	12	12
Other miscellaneous liabilities	71	72
Total other current liabilities	$432	$488

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

Note 2. Business Segment Information
Following the completion of our strategic review, in December 2014, we reorganized our business into three segments in order to focus on core strengths in technology and consulting, engineering and construction, and government services.  We also reorganized the businesses that we intend to exit into our Non-strategic Business segment because they no longer constitute a part of our future strategic focus. Each business segment reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM").  Business segment performance is evaluated by our CODM using gross profit (loss), which is defined as business segment revenues less the cost of revenues, and includes overhead directly attributable to the business segment. We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation.

Our business segments are described below.

Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA, under a single customer-facing global business.  This segment provides licensed technologies and consulting services throughout the oil and gas value chain, from wellhead to crude refining and through to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customer’s objectives through early planning and scope definition, advanced technologies, and project lifecycle support.
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

Government Services ("GS"). Our GS business segment focuses on long-term service contracts with annuity streams, particularly for the United Kingdom ("U.K."), Australian and United States ("U.S.") governments.
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to either sell to third parties or exit upon completion of existing contracts.
Other. Our Other business segment includes our corporate expenses and general and administrative expenses not allocated to the business segments above and any future activities that do not individually meet the criteria for segment presentation.

The following table presents revenues, gross profit, equity in earnings of unconsolidated affiliates and operating income (loss) by reporting segment.
Operations by Reportable Segment

	Three Months Ended March 31,
Dollars in millions	2015	2014
Revenues:
Technology & Consulting	$72	$91
Engineering & Construction	977	1,137
Government Services	155	186
Other	—	—
Subtotal	1,204	1,414
Non-strategic Business	232	219
Total Revenues	$1,436	$1,633
Gross profit (loss):
Technology & Consulting	$19	$15
Engineering & Construction	55	29
Government Services	(4)	5
Other	—	—
Subtotal	70	49
Non-strategic Business	—	(10)
Total Gross profit	$70	$39
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—
Engineering & Construction	21	17
Government Services	14	14
Other	—	—
Subtotal	35	31
Non-strategic Business	—	—
Total Equity in earnings of unconsolidated affiliates	$35	$31
Segment operating income (loss):
Technology & Consulting	$17	$15
Engineering & Construction	66	33
Government Services	9	16
Other	(28)	(44)
Subtotal	64	20
Non-strategic Business	—	(10)
Total Segment operating income	$64	$10

Changes in Estimates

There are many factors that can affect the accuracy of our cost estimates and ultimately our future profitability, including, but not limited to, the availability and costs of resources, including labor, materials and equipment, productivity and weather, and for unit rate and construction service contracts, the availability and detail of customer supplied engineering drawings. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage of completion contracts.

Significant changes in estimates periodically result in the recognition of losses on a particular contract. We generally believe that the recognition of a contract as a loss contract is a significant change in estimate. Activity in our reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our condensed consolidated balance sheets, was as follows:

	Three Months Ended March 31,
Dollars in millions	2015	2014
Balance at January 1,	$159	$109
Changes in estimates on loss projects	12	48
Change due to progress on loss projects	(53)	(34)
Balance at March 31,	$118	$123

Included in the reserve for estimated losses on uncompleted contracts is $37 million and $107 million at March 31, 2015 and 2014, respectively, related to our Canadian pipe fabrication and module assembly projects. We have completed close-out activities on three of these projects, we are continuing to negotiate closure on two and the remaining two projects should be completed during 2015. Our estimates of revenues and costs at completion on these projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, the Canadian labor market, the nature, complexity and ultimate quantities of modules and types of individual components in the modules, our contractual arrangements and our ability to accumulate information and negotiate final contract settlements with our customers. Our estimated losses as of March 31, 2015 on these projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these projects as of March 31, 2015.

Included in the reserve for estimated losses on uncompleted contracts is $65 million at March 31, 2015 related to two power projects in our Non-strategic Business segment, which we recognized as loss contracts at December 31, 2014. Our estimates of revenues and costs at completion for these power projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated profit and losses as of March 31, 2015 on these power projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these power projects as of March 31, 2015.

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

The components of our cash and equivalents balance are as follows:

	March 31, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$180	$173	$353
Time deposits	319	8	327
Cash and equivalents held in joint ventures	71	7	78
Total	$570	$188	$758

	December 31, 2014
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$209	$121	$330
Time deposits	481	79	560
Cash and equivalents held in joint ventures	71	9	80
Total	$761	$209	$970

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

Our international cash balances are primarily held in Australia and the U.K. See Note 11 for further discussion of the tax aspects of our foreign cash repatriation strategy.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	March 31, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$59	$59
Engineering & Construction	50	548	598
Government Services	4	69	73
Other	—	3	3
Subtotal	54	679	733
Non-strategic Business	40	50	90
Total	$94	$729	$823

	December 31, 2014
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$51	$51
Engineering & Construction	45	538	583
Government Services	5	84	89
Other	—	3	3
Subtotal	50	676	726
Non-strategic Business	48	73	121
Total	$98	$749	$847

In addition, noncurrent retainage receivable included in "other assets" on our condensed consolidated balance sheets was $19 million and $14 million as of March 31, 2015 and December 31, 2014, respectively, primarily in our Non-strategic Business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$34	$38
Engineering & Construction	287	357
Government Services	74	73
Subtotal	395	468
Non-strategic Business	30	22
Total	$425	$490

Our BIE balances by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$64	$56
Engineering & Construction	221	212
Government Services	99	93
Subtotal	384	361
Non-strategic Business	121	170
Total	$505	$531

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2015	2014
Amounts included in project estimates-at-completion at January 1,	$31	$115
Changes in estimates-at-completion	11	(20)
Approved	(3)	(30)
Amounts included in project estimates-at-completion at March 31,	$39	$65

Amounts recorded in revenues on a percentage-of-completion basis at March 31,	$37	$50

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims on a percentage-of-complete basis was $77 million as of March 31, 2015 and $79 million as of March 31, 2014 on a project in our E&C business segment.

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

It is possible that liquidated damages related to several projects totaling $7 million at March 31, 2015 and $12 million at December 31, 2014, respectively, (including amounts related to our share of unconsolidated subsidiaries), could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance we have concluded these liquidated damages are not probable; therefore, they have not been recognized.

Advances

We may receive customer advances in the normal course of business, most of which are applied to invoices usually within one to three months. In addition, we may hold advances from customers to assist us in financing project activities, including subcontractor costs. As of March 31, 2015 and December 31, 2014, there were no finance-related advances.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	March 31,	December 31,
Dollars in millions	2015	2014
Engineering & Construction	$425	$425
Government Services	167	145
Total	$592	$570

Our E&C business segment's claims and accounts receivable includes $401 million related to our EPC 1 arbitration. See Note 13 to our condensed consolidated financial statements under PEMEX and PEP Arbitration for further discussion. The remaining balance is related to a construction project for which we are actively pursuing the recovery of these receivables.

Our GS business segment's claims and accounts receivable reflects claims for costs incurred under various U.S. government contracts. See "Other Matters" in Note 12 to our condensed consolidated financial statements for further discussion on our U.S. government claims.

Note 7. Restructuring

Included in "other current liabilities" on our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 is $14 million and $21 million, respectively, representing unpaid termination benefits related to our workforce reduction announced as a part of our strategic reorganization. We recognized an additional $1 million of such costs in the three months ended March 31, 2015.

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporations, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	March 31,	December 31,
Dollars in millions	2015	2014
Beginning balance	$151	$156
Equity in earnings of unconsolidated affiliates	35	163
Distribution of earnings of unconsolidated affiliates	(37)	(249)
Advances	(6)	(13)
Foreign currency translation adjustments	(6)	(1)
Other	1	—
Balance before reclassification	$138	$56
Reclassification of excess distribution	9	102
Recognition of excess distributions	(3)	(7)
Ending balance	$144	$151

During 2014, we received cash dividends of $102 million in excess of the carrying value of one of our investments. We had no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as “deferred income from unconsolidated affiliates” on our condensed consolidated balance sheets and will recognize these dividends as earnings are generated by the investment. We recognized $7 million of the excess dividends during 2014. During the first quarter 2015, we received an additional $9 million of cash dividends in excess of the carrying value of our investment and recognized $3 million of excess dividends.

Related Party Transactions

We often provide engineering, construction management and other services as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. As of the three months ended March 31, 2015 and 2014, our revenues included $73 million and $68 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
Dollars in millions	2015	2014
Accounts receivable, net of allowance for doubtful accounts	$4	$7
Costs and estimated earnings in excess of billings on uncompleted contracts	$2	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$32	$21

Our related party accounts payable for both periods were immaterial.

Unconsolidated Variable Interest Entities

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balances sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture reduced for any unearned revenues on the projects.

	March 31, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$16	$121	$16
Ichthys Liquefied Natural Gas project	$49	$42	$49
U.K. Road projects	$33	$11	$33
EBIC Ammonia project	$40	$2	$25

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Aspire Defence project	$17	$118
Ichthys Liquefied Natural Gas project	$49	$35
U.K. Road projects	$34	$11
EBIC Ammonia project	$42	$2

On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table above, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys liquefied natural gas ("LNG") project joint venture executes a project that has a lump sum component; in addition to the maximum exposure to loss indicated in the table above, we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture. Our maximum exposure to loss on the EBIC Ammonia project reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant. We continue to monitor the $40 million investment in our EBIC Ammonia project joint venture indicated in the March 31, 2015 table above, as the profitability of its operations has been affected by the availability of natural gas feedstock in Egypt.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2015
	Total assets	Total liabilities
Gorgon LNG project	$212	$236
Escravos Gas-to-Liquids project	$14	$30
Fasttrax Limited project	$82	$79

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Gorgon LNG project	$282	$309
Escravos Gas-to-Liquids project	$23	$36
Fasttrax Limited project	$83	$81

Acquisition of Noncontrolling Interest

During the three months ended March 31, 2015, we entered into an agreement to acquire the noncontrolling interest in one of our consolidated joint ventures for $40 million. We paid the partner previously accrued expenses of $8 million. The acquisition of these shares was recorded as an equity transaction, with a $40 million reduction in our paid-in capital in excess of par.

Note 9. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
Dollars in millions	2015		2014
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	1	19	1	22
Expected return on plan assets	(1)	(24)	(1)	(26)
Recognized actuarial loss	1	11	1	10
Net periodic benefit cost	$1	$6	$1	$7
For the three months ended March 31, 2015, we have contributed approximately $11 million of the $43 million we expect to contribute to our international plans in 2015.

Note 10. Debt and Other Credit Facilities

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs. The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of March 31, 2015, there were $165 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth, as defined in the Credit Agreement. In anticipation of our reorganization and the expected impairment and restructuring charges, in December 2014 we obtained an amendment to the Credit Agreement which reset the minimum consolidated net worth to $1.5 billion plus 50% of consolidated net income for each quarter beginning December 31, 2014 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. In April 2015, we obtained an amendment to the Consolidated Net Worth (as defined in the Credit Agreement) to exclude the effects of changes in foreign currency translation adjustments from Shareholders’ Equity, as defined in the Credit Agreement, for financial covenant purposes beginning January 1, 2015. As a result of this amendment, on March 31, 2015, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million outstanding at any time. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 13 to our condensed consolidated financial statements). At March 31, 2015, the remaining availability under the Distribution Cap was approximately $441 million.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. Ministry of Defense ("MoD") to provide a Heavy Equipment Transporter Service to the British Army. See Note 8 to our condensed consolidated financial statements for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters (“HETs”) for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

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

Note 11. Income Taxes

The effective tax rate was approximately 27% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2014 is not meaningful due to the low income before income taxes, the recognition of a valuation allowance on the losses recognized on our Canadian pipe fabrication and module assembly projects and other discrete items.

Our estimated annual rate for 2015 is 25%, which is lower than the U.S. statutory rate of 35% due to lower tax rates on foreign earnings and noncontrolling interests of approximately 6% and 8%, respectively, offset by an increase in the estimated annual rate due to withholding tax obligations for which we do not expect to recognize an offsetting foreign tax credit in 2015. Our estimated annual effective rate is subject to change based on changes in the actual jurisdictions where our 2015 earnings are generated.

The valuation allowance for deferred tax assets as of March 31, 2015 and December 31, 2014 was $539 million and $538 million, respectively. The change in the valuation allowance was $1 million and $22 million in the three months ended March 31, 2015 and 2014. The valuation allowance is primarily related to U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the probability that our deferred tax assets will be realized, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the significant level of historical taxable U.S. losses, management believes that it is not more-likely-than-not that we would be able to realize the benefits of the deductible differences and accordingly recognized additional valuation allowances as of March 31, 2015. We continue to monitor our forecast of taxable income and the evaluation of our deferred tax assets; however, sufficient taxable earning history is not yet available.

In December 2014, we implemented a foreign cash repatriation strategy that provides us, if necessary, the ability to repatriate an additional $370 million of international cash without recognizing additional tax expense.  In determining our foreign cash repatriation strategy and in determining whether earnings would continue to be considered permanently invested, we considered our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world.  The remaining international cash balances associated with past foreign earnings which we currently intend to permanently reinvest in our foreign entities are not available for domestic use. We have not recognized a deferred tax liability of approximately $324 million for undistributed earnings of approximately $1 billion, which we continue to consider to be permanently reinvested in the foreseeable future.  These undistributed earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend.

The reserve for uncertain tax positions as of March 31, 2015 and December 31, 2014 was $227 million and $228 million, respectively. The net change in the uncertain tax position for the three months ended March 31, 2015 and 2014 was $1million and $3 million, respectively.

Note 12. U.S. Government Matters

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

Form 1s

The government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the customer are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts from our customer as new information becomes known. A summary of our Form 1s received and amounts associated with our Form 1s is as follows:

	March 31,	December 31,
Dollars in millions	2015	2014
Form 1s issued by the government and outstanding (a)	$188	$188
Amounts withheld by government (included in the Form 1s amount above) (b)	96	96
Amounts withheld from subcontractors by us	32	32
Claims loss accruals (c)	29	29

(a)	Included in the amounts shown is $56 million related to our Private Security matter discussed below in which KBR was granted full recovery of the amounts claimed. See discussion below.

(b)	Recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We believe these amounts are probable of collection.

(c)
Recorded as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to this matter in excess of the loss accruals we have recorded is remote.

Summarized below are some of the details associated with individual Form 1s as part of the total explained above.

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of March 31, 2015 we have recorded as due from the government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with KBR's position that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, that there was a need for force protection and that the costs were reasonable. The ASBCA also found that the Army breached its obligation to provide force protection. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. The Army has appealed. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Containers. In June 2005, the DCAA questioned billings on costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the government had previously paid $25 million and has withheld payments of $26 million, which as of March 31, 2015, we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

Included in "other liabilities" on our condensed consolidated balance sheets is $30 million of payments withheld from subcontractors related to pay-when-paid contractual terms. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing if we should lose the contract dispute with the government over the validity of the container claims. Those claims are still pending. Second, during the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the government. At the request of the government, that complaint was dismissed without prejudice in January 2013 so that the government could pursue its False Claims Act ("FCA") suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the Department of Justice ("DOJ") for alleged violation of the FCA as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

CONCAP III. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving billed costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to government facilities damaged by Hurricanes Katrina and Wilma. The Form 1 was issued for $25 million in billings. The government had previously paid $15 million and has withheld payments of $10 million, which as of March 31, 2015 we have recorded as due from the government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. Trial was held before the ASBCA in September 2014, and post hearing briefs were filed in November 2014. We expect it will take several months before a ruling is issued on this matter. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the government were reasonable and not in violation of the Federal Acquisition Regulations ("FAR") and that the ASBCA will rule in our favor. As of March 31, 2015, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

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

Audits

In addition to reviews being performed by the U.S. government through the Form 1 process, the negotiation, administration and settlement of our contracts, consisting primarily of DoD contracts, are subject to audit by the DCAA, which serves in an advisory role to the DCMA. The DCMA is responsible for the administration of our contracts. The scope of these audits include, among other things, the validity of incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the Administrative Contracting Officers ("ACOs").

As a result of these audits, there are risks that costs we have claimed as recoverable may be assessed by the government to be unallowable. We believe our claims are in compliance with our contract terms. In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the COFC. We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the government. At March 31, 2015, we have accrued $35 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. These accrued amounts are associated with years for which we have or do not have audit reports. We have received completed audit reports for both direct & indirect incurred costs for the years 2004 through 2010 and have not received completed audit reports for 2011 through 2013. Additionally, we have reached an agreement with the government on definitive incurred cost rates for the years 2003 through 2007 and 2009.

For those years in which we have received audit reports and negotiated final settlements for both direct and indirect claimed costs, we have experienced an aggregate disallowance rate of approximately 0.1% of claimed costs. For the period 2003 through 2011 we incurred claimed costs of $46 billion; of this amount, we have reached negotiated settlement covering $35 billion and have conceded $40 million.

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

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. FKTC sought damages in the amount of $134 million. After complete hearings on all of FKTC's claims, an arbitration panel awarded $17 million and interest to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we have determined that we owe FKTC $30 million in connection with other subcontracts. We had an agreement with FKTC that no damages will be paid until our counterclaim is decided, but FKTC filed a motion with the arbitration panel to compel KBR to pay all amounts outstanding. We paid FKTC $15 million in the third quarter of 2014, $4 million in the fourth quarter of 2014 and will pay $3 million on pay-when-paid terms. On March 24, 2015, we received a demand letter from

FKTC seeking an additional $3 million; however, a formal claim has not been filed in the arbitration. We have accrued amounts we believe are payable to FKTC in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets.

As indicated in the Containers discussion above, we believe any damages ultimately awarded to FKTC will be billable under the LogCAP III contract. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote. See the additional legal action with the ASBCA in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of March 31, 2015, no amounts have been accrued.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2015, no amounts have been accrued.

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

Texas Proceedings. After an interlocutory appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit on KBR's motion to dismiss regarding its "Contractor on the Battlefield" defenses, on November 7, 2013 a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. On January 23, 2015, the District Court issued several orders dismissing all of the plaintiffs' claims except for intentional infliction of emotional distress. On February 2, 2015, KBR filed a motion for summary judgment on this claim which was denied for procedural reasons. The Plaintiffs' filed their choice of law motion for reconsideration of the judge's dismissal of their negligence claims on March 16, 2015 and we filed our choice of law motion on April 15, 2015. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2015, no amounts have been accrued.

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

In the U.S. Court of Appeals for the Ninth Circuit, we have also filed a motion for summary reversal of the court's decision on personal jurisdiction due to a recent Supreme Court decision which supports our position that the Oregon court did not have jurisdiction in the case because KBR did not have contact with the state. The U.S. Court of Appeals for the Ninth Circuit has consolidated the motion with our pending appeal. Oral arguments for the appeal will take place on May 4, 2015.

At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of March 31, 2015, no amounts have been accrued.

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

Qui tams. Of the active qui tams for which we are aware, the government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the government has not joined is remote and as of March 31, 2015, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the government under the controlling provisions of the FAR. As of March 31, 2015, we have incurred $11 million in legal costs to date in defending ourselves in qui tams.

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

Second, after remand from the first Mandamus proceeding, the District Court ordered briefing as to whether KBR waived its privilege, and after extensive briefing, on November 20, 2014, the District Court entered an order finding that KBR had impliedly waived privilege and requiring KBR to produce the same documents which had previously been the subject of the first proceeding. On December 17, 2014, the District Court issued additional orders, denying KBR's Motion for Reconsideration, request for stay and request for immediate appeal. In a separate ruling, the District Court found that some of the documents in question were not privileged at all. On December 19, 2014, KBR filed a second Petition for Mandamus and for entry of Emergency Stay Order in the D.C. Circuit Court. An Administrative Stay was granted and briefing on both the Mandamus and full stay request was ordered. The Court of Appeals has advised that it will hear our Mandamus petition and oral arguments have been set for May 11, 2015.

While we believe it is important to protect the privileges attached to KBR's corporate compliance process, we do not believe that the merits of the underlying claims ultimately will be impacted by a forced disclosure should that occur. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of March 31, 2015 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the government; that KBR concealed information about FKTC's costs from the government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract. We strongly contend that we followed the law and no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the government filed a Motion to Strike certain affirmative defenses which was denied. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. A scheduling conference was held on December 5, 2014 and we expect discovery to close in October 2015. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2015, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that 3 former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. While the suit is relatively new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the government opposed. On April 22, 2014, we filed our answer and in May 2014 the government filed a Motion to Strike certain affirmative defenses and this motion was granted on March 30, 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of March 31, 2015, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other Matters

Claims. We have filed claims with the government related to payments not yet received for costs incurred under various government contracts. Included in our condensed consolidated balance sheets are claims for costs incurred under various government contracts totaling $165 million at March 31, 2015. These claims relate to disputed costs and/or contracts where our costs have exceeded the government's funded value on the task order. We have $152 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.  The remaining claims balance of $13 million is recorded in "CIE" on our condensed consolidated balance sheets. The amounts recorded in CIE represent costs for which incremental funding is pending in the normal course of business. The claims outstanding at March 31, 2015 are considered to be probable of collection and have been previously recognized as revenues.

Note 13. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
After the Company announced it would be restating its 2013 annual financial statements, three complaints were filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer, our current and former chief financial officers. Two of those complaints were voluntarily dismissed by the plaintiffs, and four parties moved to be appointed lead plaintiff. In September 2014, the court appointed Arkansas Public Employees Retirement System and Local 58/NECA Funds as lead plaintiffs and ordered any new cases arising from the same matters to be consolidated together as In re KBR, Inc. Securities Litigation, Master File No. 14-cv-01287. Lead plaintiffs filed an amended and consolidated complaint on October 20, 2014, adding our former chief accounting officer as a defendant. The amended complaint seeks class action status on behalf of our shareholders, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement of our 2013 annual financial statements and seeks undisclosed damages. The defendants intend to vigorously defend against these claims and filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. Oral argument on the motion to dismiss was held on March 5, 2015. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
In addition, a shareholder derivative complaint, Butorin v. Blount et al, was filed on May 27, 2014 in the United States District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. In August 2014, we filed a motion to dismiss the matter based on the mandatory forum selection clause in the Company's bylaws, which requires, among other things, that all shareholder derivative suits be filed in Delaware. The plaintiff filed his opposition on October 6, 2014 to which we replied on October 21, 2014. On November 3, 2014, plaintiff filed an amended complaint adding a claim for violations of Section 14 of the Securities Exchange Act of 1934 alleging that the Company's 2014 proxy statement was false and misleading. We filed a motion to dismiss the amended compliant on November 17, 2014 for the same reasons as stated in the original motion to dismiss. Plaintiff filed its response on December 8, 2014 and we replied on December 15, 2014. On March 31, 2015, the District Court denied our motion to dismiss but on its own accord transferred the case to the United States District Court of Delaware. The court has approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss the security litigation. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
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

PEP took possession of the facilities in March 2004 prior to the completion of our scope of work and without paying us for our work. We filed for arbitration with the International Chamber of Commerce ("ICC") in 2004 claiming recovery of damages of approximately $323 million. PEP subsequently filed counterclaims totaling $157 million. In December 2009, the ICC arbitration panel ruled in our favor, and we were awarded a total of approximately $351 million including legal and administrative recovery fees as well as interest. PEP was awarded approximately $6 million on counterclaims plus interest on a portion of that sum. In connection with this award, we recognized a gain of $117 million net of tax in 2009.

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

Mexico Proceedings. PEP's multiple attempts to nullify the award in Mexico were rejected by the Mexican courts. PEP then filed an “amparo” action alleging that its constitutional rights had been violated and this action was denied by the Mexican court in October 2010. PEP then appealed to the Mexican Collegiate Court. In September 2011, the Collegiate Court ruled that PEP, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction and the award was null and void. We believe the Collegiate Court's decision is contrary to Mexican law governing contract arbitration. However, we do not expect the Collegiate Court's decision to affect our ability to ultimately collect the ICC arbitration award in the U.S. due to the posting of cash as security for the judgment pending appeal.

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

Consistent with our treatment of claims, we have recorded $401 million, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets as we believe it is probable we will recover the amounts awarded to us, including interest and expenses and the amounts we paid on the bonds. PEP has cash posted in the U.S. and sufficient assets in Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of March 31, 2015, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds as long term.

Note 14. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	5	5		—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(16)	—	—	(16)	—	—
Issuance of ESPP shares	1	(1)	—	2	—	—
Distributions to noncontrolling interests	(7)	—	—	—	—	(7)
Net income (loss)	51	—	44	—	—	7
Other comprehensive income (loss), net of tax	(46)	—	—	—	(46)	—
Balance at March 31, 2015	$872	$2,056	$471	$(726)	$(922)	$(7)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Tax benefit increase related to share based plans	1	1	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(56)	—	—	(56)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(19)	—	—	—	—	(19)
Net income (loss)	(20)	—	(43)	—	—	23
Other comprehensive income (loss), net of tax	17	—	—	—	17	—
Balance at March 31, 2014	$2,361	$2,075	$1,693	$(664)	$(723)	$(20)

Accumulated other comprehensive loss, net of tax

	March 31,
Dollars in millions	2015	2014
Accumulated foreign currency translation adjustments, net of tax of $(3) and $3	$(261)	$(122)
Pension and post-retirement benefits, net of tax of $(230) and $(218)	(658)	(599)
Fair value of derivatives, net of tax of $0 and $0	(3)	(2)
Total accumulated other comprehensive loss	$(922)	$(723)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(58)	—	—	(58)
Amounts reclassified from accumulated other comprehensive income	—	12	—	12
Balance at March 31, 2015	$(261)	$(658)	$(3)	$(922)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	9	1	(1)	9
Amounts reclassified from accumulated other comprehensive income	—	8	—	8
Balance at March 31, 2014	$(122)	$(599)	$(2)	$(723)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2015	2014	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(14)	$(11)	See (a) below
Tax benefit	2	3	Provision for income taxes
Net pension and post-retirement benefits	$(12)	$(8)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 9 to our condensed consolidated financial statements for further discussion.

Note 15. Share Repurchases

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding common shares, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not obligate the Company to acquire any particular number of common shares and may be commenced, suspended or discontinued without prior notice. The current authorized share repurchase program operates alongside the existing share maintenance program which we may use to repurchase shares vesting as part of employee compensation programs. The share repurchases are intended to be funded through the Company’s current and future cash and the authorization does not have an expiration date. The table below presents information on our share repurchases activity under the share repurchase authorizations:

	Three Months Ended March 31, 2015
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	604,032	$15.14	$9
Repurchases under the existing share maintenance program	467,658	$15.69	$7
Total	1,071,690	$15.38	$16

	Three Months Ended March 31, 2014
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,570,346	$27.70	$43
Repurchases under the existing share maintenance program	453,592	$27.81	$13
Total	2,023,938	$27.72	$56

Note 16. Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2015	2014
Basic weighted average common shares outstanding	145	146
Stock options and restricted shares	—	—
Diluted weighted average common shares outstanding	145	146

For purposes of applying the two-class method in computing earnings (loss) per share, there were $0.3 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended March 31, 2015, and none for the three months ended March 31, 2014. The diluted earnings (loss) per share calculation did not include 3.5 million and 1.8 million antidilutive weighted average shares for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 17. Financial Instruments and Risk Management

Foreign currency risk. We conduct business globally in numerous currencies and are therefore exposed to foreign currency fluctuations. We may use derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not use derivative instruments for speculative trading purposes. We generally utilize foreign exchange forwards and currency option contracts to hedge exposures associated with forecasted future cash flows and to hedge exposures present on our balance sheet.

The following table presents, by currency, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge exposures on our balance sheet that were outstanding as of March 31, 2015:

March 31,
USD Equivalent, Dollars in Millions	2015
United States Dollar	958
Australian Dollar	375
Pound Sterling	86
Canadian Dollar	25
Swedish Kroner	11
Saudi Riyal	8
Indian Rupee	5
Norwegian Kroner	2
Total balance sheet hedges	1,470

Over 99% of the above balance sheet hedges had durations of 30 days or less. We also had approximately $19 million (notional value) of cash flow hedges of up to 33 months in duration.

We hedge certain forecasted future cash flows using derivatives instruments. In most cases, these derivatives are designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially recognized as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently re-classed into the income or expense line item to which the hedged transaction relates. In each period the ineffective portion of the designated hedge and the changes in fair value of non-designated hedges are recognized in our condensed consolidated statements of operations.

We may also hedge portions of our balance sheet exposures associated with changes in fair value of monetary assets and liabilities denominated in currencies other than the functional currency of the consolidated subsidiary that is party to the transaction. Changes in fair value associated with these derivative instruments are recorded within our condensed consolidated statements of operations and largely offset the remeasurement of the underlying assets and liabilities being hedged.
The following table presents the fair value of derivative instruments included within our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Dollars in millions	Location	2015	2014	Location	2015	2014
Balance sheet hedges	Other current assets	$4	$3	Other current liabilities	$12	$7
Cash flow hedges	Other current assets	—	—	Other current liabilities	1	—
Total		$4	$3		$13	$7

These fair values of our derivatives are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "other non-operating income (expense)" on our condensed consolidated statements of operations.

	March 31,	December 31,
Gains (losses) dollars in millions	2015	2014
Balance sheet hedges - fair value	$(41)	$(47)
Balance sheet position - remeasurement	48	47
Net	$7	$—

Note 18. Recent Accounting Pronouncements

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such VIEs. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are in the process of assessing the impact of the adoption of ASU 2015-02 on our financial statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. This ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. Substantial doubt exists when relevant conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within the time frame specified earlier. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2014-15 is not expected to have a material impact on our financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial statements. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2014 Annual Report on Form 10-K.

Executive Overview

Business Reorganization

Following the completion of our strategic review, in December 2014, we reorganized our business into three segments, Technology & Consulting ("T&C"), Engineering & Construction ("E&C") and Government Services ("GS"), in order to focus on core strengths in global hydrocarbons and international government services. Our corporate expenses and other operations that do not individually meet the criteria for group presentation continue to be reported in our Other business segment, while operations we intend to sell or exit upon completion of our existing contracts are presented separately in the Non-strategic Business segment. Each business segment excluding “Other” reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM"). We have revised our business segment reporting to reflect our current management approach and recast prior periods to conform to the current business segment presentation. See additional information on our business segments in Note 2 to our condensed consolidated financial statements.

Business Environment

Demand for our services depends primarily on the level of capital expenditure in our market sectors, which is driven generally by global and regional economic growth (primarily GDP growth) and more specifically by the demand for energy and derivative products and government services. While the recent decline in oil prices may have a near term adverse impact on our business, we continue to see long-term growth in energy projects such as low cost production, shallow water, onshore production, subsea tiebacks and brownfields revamping. Low energy prices reflected in the current oil price provide opportunities in brownfield liquefied natural gas ("LNG") and new petrochemicals, chemicals and fertilizer markets. We believe KBR has a balanced portfolio of upstream, midstream and downstream and recurring revenues in outsourced government services, which provides us with less exposure to the oil price declines than some of our peers.
We expect LNG demand to grow annually mainly in Asia and demand in Europe to rebound. We expect global capacity coming online in the next 15 years to translate to the letting of two LNG plants per year, which is consistent with the last five years. Growth regions include the United States ("U.S.") Gulf Coast and the Asia-Pacific region; Canada, due to new tax rules; and East Africa, due to successful appraisals.

Overview of Financial Results

Our earnings for the quarter ended March 31, 2015 improved from the first quarter of 2014 and continue to be driven by our E&C business segment which is where we execute large engineering, procurement, construction ("EPC") projects. This segment generated revenues of $1 billion and gross profit of $55 million during the first quarter of 2015. We continue to successfully execute two mega-LNG projects in Australia and are in process to close-out activities on major LNG and gas-to-liquids ("GTL") projects. Our E&C business segment remains focused on actively pursuing new prospects in the LNG/GTL markets and in the petrochemical markets. We do not expect the next major LNG EPC award until early 2016 and beyond. Our E&C business segment also experienced an increase in EPC activity on refining, petrochemical and chemicals projects driven in large part by availability and low natural gas prices in North America. We expect to complete the work on two of the seven remaining Canadian pipe fabrication and module assembly projects that are in a loss position by the end of 2015. One of these projects is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. We have not received any new orders under this agreement since 2013.

Our GS business continues to perform well and is driven by operations for the United Kingdom ("U.K.") Ministry of Defence ("MoD") which is primarily focused on construction and maintenance of military facilities under multi-year contracts. Our business in support of the U.S. military continues to be adversely impacted by costs from the close out of contracts under the LogCap III and RIO projects. During the first quarter of 2015, we incurred approximately $5 million in legacy legal costs associated with these contracts.

As part of the reorganization noted above, we intend to divest or exit the following businesses upon completion of existing projects:

•	Fixed priced EPC power projects

•	Fixed priced U.S. infrastructure and mining business

•	Building Group

•	Fixed price construction-only projects

During the first quarter of 2015, we continued to work on three major EPC power projects that are in loss positions but had no significant changes in our estimates at completion. The first of these projects is expected to be completed this summer, the second in early 2016, and the third in 2017. During the quarter, we closed our main U.S. mining office and are in discussions with potential buyers for our Building Group subsidiary and U.S. infrastructure business. In parallel, we also continued our efforts to reduce annual operating costs by $200 million by the end of 2016.

Our backlog of unfilled orders declined from 2014 as we continue to work off two mega EPC LNG projects.

The information below is an analysis of our consolidated results for the three months ended March 31, 2015. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Revenues	$1,436	$1,633	$(197)	(12)%

Consolidated revenues decreased in the first quarter of 2015 compared to 2014. This decrease was primarily driven by reduced volumes within our E&C business segment resulting from the completion or near completion of EPC projects in our LNG/GTL markets, partially offset by new awards of refining, petrochemicals and chemicals projects. Lower overall volumes associated with our GS business segment's support and logistics activities for the U.K. government in Afghanistan also contributed to the decline. Additionally, the reduction in revenues was due to a decline in both proprietary equipment sales and awards of new consulting contracts in our T&C segment. The decrease in revenues was partially offset by activity on a power project, which ramped up in the second half of 2014.

Gross Profit	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gross profit	$70	$39	$31	79%

Consolidated gross profit increased in the first quarter of 2015 compared to 2014. This increase was primarily attributable to the reduction or non-recurrence of losses and other charges taken in the first quarter of 2014 related to our Canadian pipe fabrication and module assembly projects of $41 million and several construction and infrastructure projects within our E&C segment. This increase was partially offset by the impact of reduced volume on EPC activities related to the LNG/GTL projects discussed above and the net favorable settlement of certain claims on an LNG project in the first quarter of 2014, which did not recur in 2015. The increase in gross profit was also due to lower overhead costs resulting from reduced headcount and other cost saving initiatives following the restructuring at the end of 2014 and during 2015 and charges in the first quarter of 2014 on certain projects within our Non-strategic Business segment, which did not recur in 2015.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Equity in earnings of unconsolidated affiliates	$35	$31	$4	13%

Equity in earnings of unconsolidated affiliates increased in the first quarter of 2015 compared to 2014. This change was primarily due to improved utilization of marine vessels in our Mantenimiento Marino de Mexico (“MMM”) joint venture compared to the first quarter of 2014, when the vessels were out of service for dry docking and increased progress on an LNG project joint venture, both within our E&C business segment. This increase was partially offset by the impact of interruptions in the supply of natural gas feedstock to our E&C business segment joint venture in Egypt.

General and Administrative Expenses	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
General and administrative expenses	$(39)	$(60)	$(21)	(35)%

General and administrative expenses decreased in the first quarter of 2015 compared to 2014. The decrease was primarily due to lower information technology support costs resulting from the cancellation of our enterprise resource planning ("ERP") implementation project in the fourth quarter of 2014, reduced overhead costs resulting from headcount reductions and other cost savings initiatives implemented during 2014 and 2015. General and administrative expenses in the first quarter of 2015 and 2014 included $28 million and $44 million, respectively, related to corporate and $11 million and $16 million, respectively, related to the business segments.

Non-operating Income (Expenses)	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Non-operating income (expenses)	$6	$(9)	$15	167%

Non-operating income (expenses) includes interest income, interest expense and foreign exchange gains and losses. The increase to non-operating income in the first quarter of 2015 compared to non-operating expenses in 2014 was primarily attributable to foreign exchange gains of $8 million due to the strengthening of the U.S. dollar against the majority of our foreign currencies in the first quarter of 2015.

Provision for Income Taxes	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Income before provision for income taxes	$70	$1	$69	n/m
Provision for income taxes	$(19)	$(21)	$(2)	(10)%

n/m - not meaningful

Our provision for income taxes for the quarter ended March 31, 2015 reflects a 27% tax rate. The provision for income taxes for the quarter ended March 31, 2014 reflects lower taxable income but was offset by an increase in our valuation allowance associated with losses recognized on our Canadian pipe fabrication and assembly projects. See an explanation of our effective tax rates for the quarter ended March 31, 2015 in Note 11 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Net income attributable to noncontrolling interests	$(7)	$(23)	$(16)	(70)%

Net income attributable to noncontrolling interests decreased in the first quarter of 2015 compared to 2014. This decrease is primarily due to additional fees recognized on approved man hours on one LNG project in Australia in our E&C business segment in 2014 that did not recur in 2015.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended March 31,
Dollars in millions	2015	2014
Revenues
Technology & Consulting	$72	$91
Engineering & Construction	977	1,137
Government Services	155	186
Other	—	—
Subtotal	$1,204	$1,414
Non-strategic Business	232	219
Total	$1,436	$1,633

Gross profit
Technology & Consulting	$19	$15
Engineering & Construction	55	29
Government Services	(4)	5
Other	—	—
Subtotal	$70	$49
Non-strategic Business	—	(10)
Total	$70	$39

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	21	17
Government Services	14	14
Other	—	—
Subtotal	$35	$31
Non-strategic Business	—	—
Total	$35	$31

Total general and administrative expense	$(39)	$(60)

Asset impairment and restructuring charges	$(2)	$—

Total operating income	$64	$10

Technology & Consulting

T&C revenues decreased by $19 million, or 21%, to $72 million in the first quarter of 2015 compared to $91 million in the same period of the prior year due to a decrease in proprietary equipment sales on several ammonia plants and consulting projects offset partially by increased revenues from other refining and chemicals projects.

T&C gross profit increased by $4 million, or 27%, to $19 million in 2015 compared to $15 million in the same period of the prior year due primarily to higher profitability on the mix of projects executed and significant overhead reductions during the first quarter of 2015.

Engineering & Construction

E&C revenue decreased by $160 million, or 14%, to $1.0 billion in the first quarter of 2015 compared to $1.1 billion in the first quarter of 2014. This decrease was primarily due to lower activity on EPC projects in our LNG/GTL markets, as they neared completion in 2014, and reduced construction projects in the U.S. market. These decreases were partially offset by increased revenue on several U.S. and Canadian projects and a ramp-up on front-end engineering design ("FEED") activities for a floating LNG ("FLNG") project in Africa.

E&C gross profit increased by $26 million, or 90%, to $55 million in the first quarter of 2015 compared to $29 million in the first quarter of 2014 due to a reduction in the amount of losses on our Canadian pipe fabrication and module assembly projects compared to the first quarter of 2014, charges taken in the first quarter of 2014 on several construction projects that did not recur in the first quarter of 2015, as well as cost reductions in divisional overheads achieved during the first quarter of 2015. These increases were partially offset by the decline in work on an LNG project in Australia and a $33 million gain on an LNG project in Africa that did not recur in the first quarter of 2015.

E&C equity in earnings in unconsolidated affiliates increased by $4 million, or 24%, to $21 million in 2015 compared to $17 million in 2014 primarily due to increased progress on an LNG project in Australia and increased earnings on the MMM joint venture in Mexico due to the vessels coming back in service after being out of contract during the first quarter of 2014. This increase was partially offset by reduced earnings from our ammonia plant joint venture in Africa due to the limited availability of natural gas feedstock.

Government Services

GS revenues decreased by $31 million, or 17%, to $155 million in 2015 compared to $186 million in the same period in the prior year. This decline was driven primarily by a $26 million reduction in support services due to the continuing scale-back in military operations and reduction in troop numbers on U.K. MoD and NATO contracts in Afghanistan.

GS gross profit decreased by $9 million, or 180%, to a loss of $4 million in 2015 compared to gross profit of $5 million in the same period in the prior year. This decline was driven primarily by the reduction in U.K. MoD support activities discussed above as well as by other small projects nearing completion. This reduction in gross profit was partially offset by cost reductions in divisional overheads achieved during the first quarter of 2015.

GS equity in earnings in unconsolidated affiliates was unchanged in 2015 compared to $14 million in the prior year and reflects continued strong performance of our joint venture annuity-type contracts in the U.K.

Non-strategic Business

Non-strategic Business revenue increased by $13 million, or 6%, to $232 million in the first quarter of 2015 compared to $219 million in the first quarter of 2014. This was largely due to increased activity on a power project, which ramped-up in the second half of 2014. This increase was offset by the near completion of several power and construction projects.

Non-strategic Business gross profit increased by $10 million to a profit of less than $1 million in the first quarter of 2015 compared to a loss of $10 million in the first quarter of 2014. This increase is due to the non-recurrence of charges in the first quarter of 2015 on a power project that were recognized in the first quarter of 2014 as well as overhead savings as a result of reductions in headcount beginning at the end of 2014.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive in nature and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. For certain long-term service contracts with a defined contract term, such as those associated with privately financed projects, the amount included in backlog is limited to five years. If backlog for the periods beyond 5 years were to be considered, backlog would increase by approximately $4 billion.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $4.1 billion at March 31, 2015 and $4.3 billion at December 31, 2014. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities (VIEs) in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $865 million at March 31, 2015 and $928 million at December 31, 2014. All backlog is attributable to firm orders as of March 31, 2015 and December 31, 2014. Backlog attributable to unfunded government orders was $40 million at March 31, 2015 and $36 million at December 31, 2014. The following table summarizes our backlog by business segment.

	December 31,		Changes in scope on existing contracts (a)		March 31,
Dollars in millions	2014	New Awards		Net Workoff (b)	2015
Technology & Consulting	$400	$57	$18	$(81)	$394
Engineering & Construction	7,788	554	186	(1,000)	7,528
Government Services	1,763	54	13	(169)	1,661
Subtotal	9,951	665	217	(1,250)	9,583
Non-strategic Business	908	17	—	(221)	704
Total backlog	$10,859	$682	$217	$(1,471)	$10,287

(a)	In addition to changes in scope, these amounts reflect the elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures.

(b)	These amounts include the net workoff of our projects as well as our proportionate share of the net workoff of our unconsolidated joint ventures projects.

We estimate that as of March 31, 2015, 50% of our backlog will be executed within one year. As of March 31, 2015, 37% of our backlog was attributable to fixed-price contracts and 63% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and equivalents totaled $758 million at March 31, 2015 and $970 million at December 31, 2014 and consisted of the following:

	March 31,	December 31,
Dollars in millions	2015	2014
Domestic U.S. cash	$181	$200
International cash	499	690
Joint venture cash	78	80
Total	$758	$970

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as the payment of dividends to shareholders and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions such as capital adequacy requirements and local obligations such as maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriated foreign cash may become subject to U.S. income taxes. In December 2014, we implemented a foreign cash repatriation strategy for which we have provided cumulative income taxes on certain foreign earnings. See Note 11 to our condensed consolidated financial statements for additional information.

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

Engineering and construction projects generally require us to provide credit support to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our Credit Agreement or arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our existing Credit Agreement and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next 12 months.

As of March 31, 2015, substantially all of our excess cash was held in commercial bank time deposits with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	Three Months Ended March 31,
Dollars in millions	2015	2014
Cash flows used in operating activities	$(108)	$(17)
Cash flows used in investing activities	(1)	(15)
Cash flows used in financing activities	(75)	(84)
Effect of exchange rate changes on cash	(28)	6
Decrease in cash and equivalents	$(212)	$(110)

Operating activities. Cash used in operations totaled $108 million in the first three months in 2015 and resulted from changes in our working capital accounts, partially offset by distributions of earnings received from our unconsolidated affiliates of $37 million. In addition, we used $36 million for net settlement of derivative contracts and contributed approximately $11 million to our pension funds.

Cash used in operations totaled $17 million in the first three months in 2014 was primarily attributable to fluctuations in our working capital accounts as well as contributions of approximately $12 million to our pension funds. The uses of cash were partially offset by distributions of earnings received from our unconsolidated affiliates of $19 million.

Investing activities. Cash used in investing activities totaled $1 million in the first three months in 2015 and was primarily due to purchases of property, plant and equipment.

Cash used in investing activities totaled $15 million in the first three months in 2014 and was primarily due to purchases of property, plant and equipment associated with information technology projects which have now largely been stopped.

Financing activities. Cash used in financing activities totaled $75 million in the first three months in 2015 and included $40 million for our purchase of the noncontrolling interest in a joint venture, $16 million for the purchase of treasury stock, $12 million for dividend payments to common shareholders and $7 million for distributions to noncontrolling interests. The uses of cash were partially offset by $1 million of proceeds from the exercise of stock options.

Cash used in financing activities totaled $84 million in the first three months in 2014 and included $56 million for the purchase of treasury stock, $12 million for dividend payments to common shareholders, $19 million for distributions to noncontrolling interests and $2 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax variable interest entity. The uses of cash were partially offset by $5 million of proceeds from the exercise of stock options.

Future sources of cash. Future sources of cash include cash flows from operations, including cash advances from our clients, cash derived from working capital management, sales of non-strategic businesses and cash borrowings under our Credit Agreement as well as potential litigation proceeds.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, including payments to our former parent as a result of a settlement, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise. Our capital expenditures will be focused primarily on real estate, facilities and equipment.

Other factors potentially affecting liquidity

Canada project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our condensed consolidated balance sheets consists of $37 million related to our Canadian pipe fabrication and module assembly projects at March 31, 2015. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2015.

Power project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our condensed consolidated balance sheets consists of $65 million related to two power projects at March 31, 2015. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2017.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of March 31, 2015, there were $165 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth, as defined in the Credit Agreement. In anticipation of our reorganization and the expected impairment and restructuring charges, in December 2014 we obtained an amendment to the Credit Agreement which reset the minimum consolidated net worth to $1.5 billion plus 50% of consolidated net income for each quarter beginning December 31, 2014 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. In April 2015, we obtained an amendment to the Consolidated Net Worth (as defined in the Credit Agreement) to exclude the effects of changes in foreign currency translation adjustments from Shareholders’ Equity, as defined in the Credit Agreement, for financial covenant purposes beginning January 1, 2015. As a result of this amendment, on March 31, 2015, we were in compliance with our financial covenants. At March 31, 2015, the consolidated net worth and consolidated debt to consolidated EBITDA covenants were both in compliance by approximately $15 million to $40 million.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million outstanding at any time. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 13 to our condensed consolidated financial statements). At March 31, 2015, the remaining availability under the Distribution Cap was approximately $441 million.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 10 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of March 31, 2015, we have utilized $605 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $165 million issued under our Credit Agreement and $440 million issued under uncommitted bank lines as of March 31, 2015. Of the letters of credit outstanding under our Credit Agreement, approximately $5 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $242 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis.

We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 12 and 13 to our condensed consolidated financial statements.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. See Note 17 to our condensed consolidated financial statements for more information.

Where possible, we limit exposure to foreign currency fluctuations on forecasted transactions through provisions in our contracts that require client payments in currencies corresponding to the currency in which costs are incurred. In addition to this natural hedge, we use foreign exchange forward contracts and options to hedge forecasted foreign currency sales and purchase transactions. These derivatives are generally designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the income or expense line item to which the hedged transaction relates. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within our condensed consolidated statements of operations. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies.

We are exposed to the effects of fluctuations in foreign exchange rates (primarily Australian Dollar, British Pound and Canadian Dollar, denominated) on the translation of the financial statements of our foreign operations into our reporting currency. The impact of this translation to U.S. dollars is recognized as a foreign currency translation adjustment in accumulated other comprehensive income (loss). We do not hedge our exposure to potential foreign currency translation adjustments.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 12 and 13 to our condensed consolidated financial statements in Part I, Item 1 of this quarterly report, and the information discussed therein is incorporated herein.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2014. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2014. Our updated risk factors are included below.

Risks Related to Operations of our Business

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. A considerable percentage of revenues is generated from transactions with Chevron, primarily from our E&C business segment. Revenues from Chevron represented 13% of our total consolidated revenues for the three months ended March 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2015. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans. In a given fiscal year, we allocate repurchased shares first to our maintenance program and next to our Board-authorized repurchase program. In the months in which we have not repurchased but have had to cover vesting on our equity compensation plans we reduce previous repurchases under the Board-authorized repurchase program.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 2 – 30, 2015	—	$15.59	(215,604)	$265,193,528
February 2 – 27, 2015	—	$15.59	(22,281)	$265,540,888
March 2 – 31, 2015	963,414	$15.27	841,917	$252,684,816
Total	963,414	$15.14	604,032	$252,684,816

(1)
Does not include shares withheld for tax purpose or forfeitures under our equity plans. Shares are acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from the vesting of restricted stock units. For the three months ended March 31, 2015, 108,276 shares were acquired to cover employee transactions at an average price of $16.37 per share.

(2)
Represents the number of shares applied to the share repurchase program authorized and announced on February 25, 2014 less shares allocated to our maintenance program. Repurchases applied to cover our share maintenance plan for the three months ended March 31, 2015, were 359,382 shares at an average price of $15.48 per share.

(3)	We did not repurchase shares in January and February of 2015. The average price paid per share of $15.59 reflects the average price paid on the previous repurchases in December 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 27, 2015, we entered into a Second Amendment (the “Amendment”) to our Five Year Revolving Credit Agreement dated as of December 2, 2011 (the “Credit Agreement”), among us, the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents.

The Amendment amends the Consolidated Net Worth (as defined in the Credit Agreement) covenant to exclude the effects of changes in foreign currency translation adjustments from Shareholders’ Equity (as defined in the Credit Agreement) for periods after January 1, 2015.

The description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

*10.1
Second Amendment to Credit Agreement dated as April 27, 2015 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 (the “Credit Agreement”) among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents

*10.2+	Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

KBR, INC.

/s/ Brian K. Ferraioli	/s/ Nelson E. Rowe
Brian K. Ferraioli	Nelson E. Rowe
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: April 29, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

*10.1
Second Amendment to Credit Agreement dated as April 27, 2015 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 (the “Credit Agreement”) among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents

*10.2+	Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files