Form 10-Q
period 2015-06-30
KBR, INC.
filed 2015-08-04
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

As of July 14, 2015, there were 144,345,972 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$1,381	$1,659	$2,817	$3,292
Cost of revenues	(1,307)	(1,631)	(2,673)	(3,225)
Gross profit	74	28	144	67
Equity in earnings of unconsolidated affiliates	53	49	88	80
General and administrative expenses	(42)	(60)	(81)	(120)
Asset impairment and restructuring charges	(17)	—	(19)	—
Gain on disposition of assets	28	8	28	8
Operating income	96	25	160	35
Other non-operating income (expenses)	(5)	(7)	1	(16)
Income before income taxes and noncontrolling interests	91	18	161	19
Provision for income taxes	(23)	(10)	(42)	(31)
Net income (loss)	68	8	119	(12)
Net income attributable to noncontrolling interests	(6)	(16)	(13)	(39)
Net income (loss) attributable to KBR	$62	$(8)	$106	$(51)
Net income (loss) attributable to KBR per share:
Basic	$0.43	$(0.06)	$0.73	$(0.35)
Diluted	$0.43	$(0.06)	$0.73	$(0.35)
Basic weighted average common shares outstanding	144	145	144	146
Diluted weighted average common shares outstanding	144	145	144	146
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$68	$8	$119	$(12)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(3)	13	(61)	22
Reclassification adjustment included in net income	—	1	—	1
Foreign currency translation adjustments, net of taxes of $(1), $2, $(1) and $5	(3)	14	(61)	23
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	(1)	—	—
Reclassification adjustment included in net income	10	9	22	17
Pension and post-retirement benefits, net of taxes of $1, $1, $3 and $4	10	8	22	17
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	—	—	—	(1)
Reclassification adjustment included in net income	—	—	—	—
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	—	—	—	(1)
Other comprehensive income (loss), net of tax	7	22	(39)	39
Comprehensive income	75	30	80	27
Less: Comprehensive income attributable to noncontrolling interests	(7)	(16)	(14)	(39)
Comprehensive income (loss) attributable to KBR	$68	$14	$66	$(12)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$731	$970
Accounts receivable, net of allowance for doubtful accounts of $22 and $19	850	847
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	332	490
Deferred income taxes	105	90
Other current assets	136	147
Total current assets	2,154	2,544
Property, plant, and equipment, net of accumulated depreciation of $362 and $385 (including net PPE of $54 and $57 owned by a variable interest entity)	229	247
Goodwill	324	324
Intangible assets, net of accumulated amortization of $98 and $96	40	41
Equity in and advances to unconsolidated affiliates	165	151
Deferred income taxes	168	174
Claims and accounts receivable	576	570
Other assets	166	148
Total assets	$3,822	$4,199
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$586	$742
Payable to former parent	31	56
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	484	531
Accrued salaries, wages and benefits	197	197
Nonrecourse project debt	10	10
Other current liabilities	363	488
Total current liabilities	1,671	2,024
Pension obligations	476	502
Employee compensation and benefits	119	112
Income tax payable	73	69
Deferred income taxes	173	170
Nonrecourse project debt	59	63
Deferred income from unconsolidated affiliates	100	95
Other liabilities	215	229
Total liabilities	2,886	3,264
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 174,955,041 and 174,448,399 shares issued, and 144,340,841 and 144,837,281 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,061	2,091
Accumulated other comprehensive loss ("AOCL")	(916)	(876)
Retained earnings	522	439
Treasury stock, 30,614,200 shares and 29,611,118 shares, at cost	(726)	(712)
Total KBR shareholders’ equity	941	942
Noncontrolling interests ("NCI")	(5)	(7)
Total shareholders’ equity	936	935
Total liabilities and shareholders’ equity	$3,822	$4,199
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from (used in) operating activities:
Net income (loss)	$119	$(12)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19	36
Equity in earnings of unconsolidated affiliates	(88)	(80)
Deferred income tax (benefit) expense	(3)	11
Gain on disposition of assets	(28)	(8)
Other	10	29
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(49)	93
Costs and estimated earnings in excess of billings on uncompleted contracts	138	(88)
Accounts payable	(135)	(31)
Billings in excess of costs and estimated earnings on uncompleted contracts	(43)	8
Accrued salaries, wages and benefits	4	(1)
Reserve for loss on uncompleted contracts	(82)	17
Receipts of advances from unconsolidated affiliates, net	4	7
Distributions of earnings from unconsolidated affiliates	72	59
Income taxes payable	(15)	20
Pension funding	(21)	(24)
Net settlement of derivative contracts	(39)	6
Other assets and liabilities	(2)	(22)
Total cash flows provided by (used in) operating activities	(139)	20
Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(4)	(34)
Proceeds from sale of assets or investments	23	9
Total cash flows provided by (used in) investing activities	$19	$(25)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from (used in) financing activities:
Payments to reacquire common stock	$(17)	$(96)
Acquisition of noncontrolling interest	(40)	—
Investments from noncontrolling interests	—	8
Distributions to noncontrolling interests	(12)	(33)
Payments of dividends to shareholders	(23)	(24)
Net proceeds from issuance of common stock	1	4
Excess tax benefits from share-based compensation	—	1
Payments on short-term and long-term borrowings	(7)	(7)
Other	—	—
Total cash flows used in financing activities	(98)	(147)
Effect of exchange rate changes on cash	(21)	15
Decrease in cash and equivalents	(239)	(137)
Cash and equivalents at beginning of period	970	1,106
Cash and equivalents at end of period	$731	$969
Supplemental disclosure of cash flows information:
Cash paid for interest	$5	$6
Cash paid for income taxes (net of refunds)	$63	$4
Noncash financing activities
Dividends declared	$12	$12
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

Service Concession Arrangements

On January 24, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05, Service Concession Arrangements. A service concession arrangement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with Accounting Standards Codification ("ASC") 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of ASU 2014-05 on January 1, 2015 did not have a material impact on our financial statements.

Additional Balance Sheet Information

The components of “other current liabilities” on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 are presented below:

	June 30,	December 31,
Dollars in millions	2015	2014
Reserve for estimated losses on uncompleted contracts (a)	$73	$159
Retainage payable	67	88
Income taxes payable	48	61
Deferred tax liabilities	46	46
Value-added tax payable	41	31
Insurance payable	20	19
Dividend payable	12	12
Other miscellaneous liabilities	56	72
Total other current liabilities	$363	$488

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

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

Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA, under a single customer-facing global business.  This business segment provides licensed technologies and consulting services throughout the oil and gas value chain, from wellhead to crude refining and through to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customer’s objectives through early planning and scope definition, advanced technologies, and project lifecycle support.
Engineering & Construction ("E&C"). Our E&C business segment leverages our operational and technical excellence as a global provider of engineering, procurement, construction ("EPC"), commissioning and maintenance services for oil and gas, refining, petrochemical and chemical customers.  E&C is managed on a geographic basis in order to facilitate close proximity to our customers and our people, while utilizing a consistent global execution strategy.
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

The following table presents revenues, gross profit, equity in earnings of unconsolidated affiliates and operating income (loss) by reporting segment.
Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2015	2014	2015	2014
Revenues:
Technology & Consulting	$80	$100	$152	$191
Engineering & Construction	953	1,213	1,930	2,350
Government Services	158	163	313	349
Other	—	—	—	—
Subtotal	1,191	1,476	2,395	2,890
Non-strategic Business	190	183	422	402
Total Revenues	$1,381	$1,659	$2,817	$3,292
Gross profit (loss):
Technology & Consulting	$21	$15	$40	$30
Engineering & Construction	52	33	107	62
Government Services	(1)	(1)	(5)	4
Other	—	—	—	—
Subtotal	72	47	142	96
Non-strategic Business	2	(19)	2	(29)
Total Gross profit	$74	$28	$144	$67
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—	$—	$—
Engineering & Construction	40	20	61	37
Government Services	13	29	27	43
Other	—	—	—	—
Subtotal	53	49	88	80
Non-strategic Business	—	—	—	—
Total Equity in earnings of unconsolidated affiliates	$53	$49	$88	$80
Segment operating income (loss):
Technology & Consulting	$20	$15	$37	$30
Engineering & Construction	74	38	140	71
Government Services	10	27	19	43
Other	(36)	(36)	(64)	(80)
Subtotal	68	44	132	64
Non-strategic Business	28	(19)	28	(29)
Total Segment operating income	$96	$25	$160	$35

Prior Period Adjustment
During the second quarter of 2015, we corrected a cumulative error related to transactions between the unconsolidated affiliates associated with our Mexican offshore maintenance joint venture within our E&C business segment. The cumulative error occurred throughout the period 2007 through the first quarter of 2015 and resulted in a $15 million favorable impact to "equity in earnings of unconsolidated affiliates" on our condensed consolidated statements of operations for the three and six months ended June 30, 2015. We evaluated the cumulative error on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we do not expect our consolidated financial statements for the current annual period to be materially impacted by the error correction.
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

	Six Months Ended June 30,
Dollars in millions	2015	2014
Balance at January 1,	$159	$109
Changes in estimates on loss projects	(6)	50
Change due to progress on loss projects	(80)	(32)
Balance at June 30,	$73	$127

Included in the reserve for estimated losses on uncompleted contracts is $52 million as of June 30, 2015 and $80 million as of January 1, 2015 related to two power projects in our Non-strategic Business segment, which we recognized as loss contracts during the three months ended December 31, 2014. During the three and six months ended June 30, 2015, there were no significant changes in our estimates of losses on these two projects. Our estimates of revenues and costs at completion for these power projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated losses at completion as of June 30, 2015 on these power projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these power projects as of June 30, 2015.

Included in the reserve for estimated losses on uncompleted contracts is $11 million as of June 30, 2015 and $53 million as of January 1, 2015 related to our Canadian pipe fabrication and module assembly projects. During the three and six months ended June 30, 2015 we recognized favorable changes in estimates of losses on these projects of $18 million and $16 million, respectively, primarily due to negotiated settlements. During the three and six months ended June 30, 2014, we recognized unfavorable changes in our estimates of losses at completion on these projects of $41 million and $82 million, respectively. We have completed or substantially completed close-out activities on five of these projects and we are in negotiations to close out the remaining two projects, which we expect to occur by the end of 2015. Our estimates of revenues and costs at completion on these projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, the Canadian labor market, the nature, complexity and ultimate quantities of modules and types of individual components in the modules, our contractual arrangements and our ability to accumulate information and negotiate final contract settlements with our customers. Our estimated losses as of June 30, 2015 on these projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these projects as of June 30, 2015.

Restructuring

Included in "other current liabilities" on our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 are $17 million and $21 million, respectively, representing unpaid termination benefits related to our workforce reduction which was announced as a part of our strategic reorganization. The balance at June 30, 2015 includes an additional $11 million of unpaid termination benefits recognized within our E&C and Non-Strategic Business segments.

Dispositions

On June 30, 2015, we closed on the sale of our Building Group subsidiary to a subsidiary of Pernix Group, Inc., for consideration of $23 million, net cash proceeds including working capital adjustments and the assumption of some liabilities. The sale of the Building Group within our Non-strategic Business segment is consistent with our restructuring plans announced in December 2014. The disposition resulted in a pre-tax gain of approximately $28 million in the three and six months ended June 30, 2015 and is subject to future adjustments resulting from the finalization of the closing balance sheet.

Subsequent Events

On July 6, 2015, we announced our agreement to enter into two new strategic partnerships with Bernhard Capital Partners ("BCP"). The first partnership will be a new, equally owned and managed limited liability company named Brown & Root Industrial Services. We will contribute our E&C business segment's Industrial Services Americas business, which will continue to offer maintenance services, turnarounds and small capital expenditure projects. BCP will contribute its WINK Engineering business, which specializes in maintenance and engineering design services to the refining, chemical/petrochemical, and bulk storage terminal industries. In the second partnership, EPIC Piping, a BCP portfolio company, plans to acquire KBR's Canadian pipe fabrication facility. KBR will become a minority limited partner in EPIC Piping and will enter into an alliance agreement with EPIC Piping for certain pipe fabrication services. We expect to receive approximately $32 million in net cash proceeds from the two transactions which are expected to close prior to year end 2015.

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

The components of our cash and equivalents balance are as follows:

	June 30, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$155	$223	$378
Time deposits	226	66	292
Cash and equivalents held in joint ventures	54	7	61
Total	$435	$296	$731

	December 31, 2014
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$209	$121	$330
Time deposits	481	79	560
Cash and equivalents held in joint ventures	71	9	80
Total	$761	$209	$970

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

Our international cash balances are primarily held in Australia and the Netherlands.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	June 30, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$68	$68
Engineering & Construction	35	615	650
Government Services	4	51	55
Other	—	—	—
Subtotal	39	734	773
Non-strategic Business	21	56	77
Total	$60	$790	$850

	December 31, 2014
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$51	$51
Engineering & Construction	45	538	583
Government Services	5	84	89
Other	—	3	3
Subtotal	50	676	726
Non-strategic Business	48	73	121
Total	$98	$749	$847

In addition, noncurrent retainage receivable included in "other assets" on our condensed consolidated balance sheets was $28 million and $14 million as of June 30, 2015 and December 31, 2014, respectively, primarily in our Non-strategic Business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$38	$38
Engineering & Construction	200	357
Government Services	89	73
Subtotal	327	468
Non-strategic Business	5	22
Total	$332	$490

Our BIE balances by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$69	$56
Engineering & Construction	209	212
Government Services	89	93
Subtotal	367	361
Non-strategic Business	117	170
Total	$484	$531

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2015	2014
Amounts included in project estimates-at-completion at January 1,	$31	$115
Changes in estimates-at-completion	42	3
Approved (a)	(27)	(56)
Amounts included in project estimates-at-completion at June 30,	$46	$62

Amounts recorded in revenues on a percentage-of-completion basis at June 30,	$35	$36

(a)	Includes $6 million of adjustments associated with the sale of our Building Group subsidiary.

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims on a percentage-of-complete basis was $73 million as of June 30, 2015 and $90 million as of June 30, 2014 on a project in our E&C business segment.

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

It is possible that liquidated damages related to several projects totaling $8 million at June 30, 2015 and $12 million at December 31, 2014, respectively, (including amounts related to our share of unconsolidated subsidiaries), could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance we have concluded these liquidated damages are not probable; therefore, they have not been recognized.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	June 30,	December 31,
Dollars in millions	2015	2014
Engineering & Construction	$425	$425
Government Services	151	145
Total	$576	$570

Our E&C business segment's claims and accounts receivable includes $401 million related to our EPC 1 arbitration. See Note 12 to our condensed consolidated financial statements under PEMEX and PEP Arbitration for further discussion. The remaining balance is related to a construction project for which we are actively pursuing the recovery of these receivables.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	June 30,	December 31,
Dollars in millions	2015	2014
Beginning balance	$151	$156
Equity in earnings of unconsolidated affiliates	88	163
Distribution of earnings of unconsolidated affiliates	(72)	(249)
Advances	(4)	(13)
Foreign currency translation adjustments	(4)	(1)
Other	1	—
Balance before reclassification	$160	$56
Reclassification of excess distribution	9	102
Recognition of excess distributions	(4)	(7)
Ending balance	$165	$151

During 2014, we received cash dividends of $102 million in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as “deferred income from unconsolidated affiliates” on our condensed consolidated balance sheets and will recognize these dividends as earnings are generated by the investment. We recognized $7 million of the excess dividends during 2014. During 2015, we received an additional $9 million of cash dividends in excess of the carrying value of our investment and recognized $4 million of excess dividends.

Related Party Transactions

We often provide engineering, construction management and other services as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. For the six months ended June 30, 2015 and 2014, our revenues included $127 million and $144 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
Dollars in millions	2015	2014
Accounts receivable, net of allowance for doubtful accounts	$4	$7
Costs and estimated earnings in excess of billings on uncompleted contracts	$3	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$36	$21

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

	June 30, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$125	$17
Ichthys Liquefied Natural Gas project	$51	$45	$51
U.K. Road projects	$37	$11	$37
EBIC Ammonia project	$38	$2	$24

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Aspire Defence project	$17	$118
Ichthys Liquefied Natural Gas project	$49	$35
U.K. Road projects	$34	$11
EBIC Ammonia project	$42	$2

On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table above, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys liquefied natural gas ("LNG") project joint venture executes a project that has a lump sum component; in addition to the maximum exposure to loss indicated in the table above, we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture. Our maximum exposure to loss on the EBIC Ammonia project reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant. We continue to monitor the $38 million investment in our EBIC Ammonia project joint venture as the profitability of its operations has been affected by the availability of natural gas feedstock in Egypt.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2015
	Total assets	Total liabilities
Gorgon LNG project	$245	$266
Escravos Gas-to-Liquids project	$18	$35
Fasttrax Limited project	$80	$77

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Gorgon LNG project	$282	$309
Escravos Gas-to-Liquids project	$23	$36
Fasttrax Limited project	$83	$81

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

Note 8. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
Dollars in millions	2015		2014
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	—	19	1	22
Expected return on plan assets	(1)	(25)	(1)	(26)
Recognized actuarial loss	2	11	1	10
Net periodic benefit cost	$1	$6	$1	$7

	Six Months Ended June 30,
Dollars in millions	2015		2014
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	38	1	45
Expected return on plan assets	(2)	(49)	(2)	(52)
Recognized actuarial loss	3	22	2	19
Net periodic benefit cost	$2	$12	$1	$13

For the six months ended June 30, 2015, we have contributed approximately $21 million of the $43 million we expect to contribute to our international plans in 2015.

Note 9. Debt and Other Credit Facilities

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs. The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely need to enter into a new or amended credit agreement no later than 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an issuance fee of 0.15% of the face amount of a letter of credit. KBR also pays a commitment fee of 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement. As of June 30, 2015, there were $160 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth (as defined in the Credit Agreement) of $1.5 billion plus 50% of consolidated net income for each quarter beginning December 31, 2014 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. This excludes the effects of changes in foreign currency translation adjustments from shareholders’ equity, (as defined in the Credit Agreement), for periods from January 1, 2015. As of June 30, 2015, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million outstanding at any time. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 12 to our condensed consolidated financial statements). As of June 30, 2015, the remaining availability under the Distribution Cap was approximately $430 million.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. Ministry of Defense ("MoD") to provide a Heavy Equipment Transporter Service to the British Army. See Note 7 to our condensed consolidated financial statements for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters (“HETs”) for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

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

Note 10. Income Taxes

The effective tax rate was approximately 25% and 26% for the three and six months ended June 30, 2015, respectively. The effective tax rate for the three and six months ended June 30, 2014 was not meaningful due to discrete items including the recording of a valuation allowance on the losses recognized on our Canadian pipe fabrication and module assembly projects.

Our estimated annual rate for 2015 is 24%, which is lower than the U.S. statutory rate of 35% due to lower tax rates on foreign earnings and noncontrolling interests of approximately 7% and 10%, respectively, offset by an increase in the estimated annual rate due to withholding tax obligations for which we do not expect to recognize an offsetting foreign tax credit in 2015. Our estimated annual effective rate is subject to change based on changes in the actual jurisdictions where our 2015 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2015 and December 31, 2014 was $526 million and $538 million, respectively. The change in the valuation allowance was $(13) million and $10 million in the three months ended June 30, 2015 and 2014, respectively and $(12) million and $32 million for the six months ended June 30, 2015 and 2014, respectively.

The valuation allowance is primarily related to U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. The decrease in the valuation allowance is primarily related to the utilization of federal loss carryforwards as a result of the gain on disposition of assets. The tax benefit associated with the reduction in the valuation allowance is reflected in our estimated annual effective tax rate for the year.

The reserve for uncertain tax positions included in "other liabilities" and "deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 was $235 million and $228 million, respectively. The net change in the uncertain tax position for the three months ended June 30, 2015 and 2014 was $8 million and $(3) million, respectively, and $7 million and less than $1 million for the six months ended June 30, 2015 and 2014, respectively.

Note 11. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the U.S. Department of Defense (“DoD”) and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government.

Between 2002 and 2011 we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV and other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2017. As a result of our work under LogCAP III, there are multiple claims and disputes pending between us and the U.S. government, all of which need to be resolved to close the contracts. The closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from U.S. government audits. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the U.S. government are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts as new information becomes known. A summary of our Form 1s received and amounts associated with our Form 1s is as follows:

	June 30,	December 31,
Dollars in millions	2015	2014
Form 1s issued by the U.S. government and outstanding (a)	$174	$188
Amounts withheld by U.S. government (included in the Form 1s amount above) (b)	84	96
Amounts withheld from subcontractors by us	32	32
Claims loss accruals (c)	27	25

(a)	Included in the amounts shown is $56 million related to our Private Security matter discussed below in which KBR was granted full recovery of the amounts claimed. See discussion below.

(b)	Recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We believe these amounts are probable of collection.

(c)
Recorded as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to these matters in excess of the loss accruals we have recorded is remote.

Summarized below are some of the details associated with individual Form 1s as part of the total explained above.

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The U.S. government challenged $56 million in billings. The U.S. government had previously paid $11 million and has withheld payments of $45 million, which as of June 30, 2015 we have recorded as due from the U.S. government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

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

Containers. In June 2005, the DCAA questioned billings on costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the U.S. government had previously paid $25 million and has withheld payments of $26 million, which as of June 30, 2015, we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

Included in "other liabilities" on our condensed consolidated balance sheets is $30 million of payments withheld from subcontractors related to pay-when-paid contractual terms. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have withheld from subcontractors and the loss accruals we have recorded is remote.

There are three related actions stemming from the DCMA's action to disallow and withhold funds. First, in April 2008, we filed a counterclaim in arbitration against our LogCAP III subcontractor, First Kuwaiti Trading Company, to recover the amounts we paid to the subcontractor for containerized housing if we should lose the contract dispute with the U.S. government over the validity of the container claims. Those claims are still pending. Second, during the first quarter of 2011, we filed a complaint before the ASBCA to contest the Form 1s and to recover the amounts withheld from us by the U.S. government. At the request of the U.S. government, that complaint was dismissed without prejudice in January 2013 so that the U.S. government could pursue its False Claims Act ("FCA") suit described below. We are free to re-file the complaint in the future. Third, this matter is also the subject of a separate claim filed by the Department of Justice ("DOJ") for alleged violation of the FCA as discussed further below under the heading “Investigations, Qui Tams and Litigation.”

CONCAP III. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving billed costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to U.S. government facilities damaged by Hurricanes Katrina and Wilma. The Form 1 was issued for $25 million in billings. The U.S. government had previously paid $15 million and has withheld payments of $10 million, which as of June 30, 2015 we have recorded as due from the U.S. government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. Trial was held before the ASBCA in September 2014, and post hearing briefs were filed in November 2014. We expect it will take several months before a ruling is issued on this matter. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the U.S. government were reasonable and not in violation of the Federal Acquisition Regulations ("FAR") and that the ASBCA will rule in our favor. As of June 30, 2015, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other. The U.S. government has issued Form 1s for other matters questioning $42 million of billed costs. For these matters, the U.S. government previously paid $39 million and has withheld payment of $3 million, which we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

We have other matters (not related to Form 1s) in dispute with the U.S. government either in the COFC or before the ASBCA. These claims represent $11 million in claimed costs primarily associated with the pass-through of subcontractor claims associated with a termination for convenience in Iraq. We have accrued $4 million as our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to these matters in excess of the amounts we have accrued is remote.

Audits

In addition to reviews performed by the U.S. government through the Form 1 process, the negotiation, administration and settlement of our contracts which primarily consist of DoD contracts, are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA and the DCMA is responsible for the administration of our contracts.  The scope of these audits include, among other things, the validity of incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and Cost Accounting Standards (“CAS”), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems.  We attempt to resolve all issues identified in audit reports by working directly with the DCAA and the Administrative Contracting Officers ("ACOs").

As a result of these audits, there are risks that costs we have claimed as recoverable may be assessed by the U.S. government to be unallowable.  We believe our claims are in compliance with our contract terms.  In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the COFC.  We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the U.S. government.  We have received audit reports for both direct and indirect incurred costs for the years 2004 through 2010 and have not received audit reports for 2011 through 2013.  Additionally, we have reached an agreement with the U.S. government on definitive incurred cost rates for the years 2003 through 2010. At June 30, 2015, we have accrued $25 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets related to open audit.

For those years in which we have received audit reports and negotiated final settlements for both direct and indirect claimed costs, we have experienced an aggregate disallowance rate of approximately 0.1% of such costs. This has been slightly more favorable than the allowances we had previously provided.  For the period 2003 through 2010 we incurred claimed costs of $44 billion. We have reached negotiated settlement on all but $42 million which is still under review and negotiation. In reaching these settlements we have conceded $41 million. For the years 2011 through 2013 we incurred costs of $3 billion that are still under audit.

We only include amounts in revenues related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in the collection of revenues.  We generally do not recognize additional revenues for disputed or potentially unallowable costs for which revenues have been previously reduced until we reach agreement with the ACOs that such costs are allowable.

In addition to audits of our incurred costs, the U.S. government also reviews our compliance with the CAS and the adequacy and compliance of our CAS disclosure statements.  We are working with the U.S. government to resolve several outstanding alleged CAS non-compliance issues.

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

As indicated in the Containers discussion, we believe any damages ultimately awarded to FKTC will be billable under the LogCAP III contract. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote. See the additional legal action with the ASBCA in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. The case is now before the U.S. District Court for the Western District of Pennsylvania for further action. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of June 30, 2015, no amounts have been accrued.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. The cases are now before the District Court in Baltimore, Maryland for further action in conformity with the Fourth Circuit's ruling. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2015, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases, with one pending in the U.S. District Court for the Southern District of Texas and one pending in the U.S. District Court for the District of Oregon.  A single plaintiff case was filed on November 30, 2012 in the District of Oregon Eugene Division. Collectively, the suits represent approximately 170 individual plaintiffs all of which are current and former national guardsmen or British soldiers who claim they were exposed to sodium dichromate while providing security services or escorting KBR employees who were working at the water treatment plant, claim that the defendants knew or should have known that the potentially toxic substance existed and posed a health hazard, and claim that the defendants negligently failed to protect the plaintiffs from exposure.  The plaintiffs are claiming unspecified damages. The U.S. Army Corps of Engineers (“USACE”) was contractually obligated to provide a benign site free of war and environmental hazards before KBR's commencement of work on the site. KBR notified the USACE within two days after discovering the potential sodium dichromate issue and took effective measures to remediate the site.  Services provided by KBR to the USACE were under the direction and control of the military and therefore, KBR believes it has adequate defenses to these claims.  KBR also has asserted the Political Question Doctrine and other U.S. government contractor defenses. Additionally, studies by the U.S. government and others on the effects of exposure to the sodium dichromate contamination at the water treatment plant have found no long term harm to the soldiers.

Texas Proceedings. After an interlocutory appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit on KBR's motion to dismiss regarding its "Contractor on the Battlefield" defenses, on November 7, 2013 a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. On January 23, 2015, the U.S. District Court for the Southern District of Texas issued several orders dismissing all of the plaintiffs' claims except for intentional infliction of emotional distress. On February 2, 2015, KBR filed a motion for summary judgment on this claim which was denied for procedural reasons. The Plaintiffs' filed their choice of law motion for reconsideration of the judge's dismissal of their negligence claims on March 16, 2015 and we filed our choice of law motion on April 15, 2015. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2015, no amounts have been accrued.

Oregon Proceedings. On November 2, 2012 in the Oregon case, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR appealed the ruling. Our basis for appeal included the trial court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act and improper ruling on personal jurisdiction. On May 14, 2015, the Ninth Circuit issued an order reversing and remanding the case for dismissal or transfer based on a lack of personal jurisdiction over KBR in Oregon. The parties have agreed and requested that the case should be transferred to the Southern District of Texas to be consolidated with the case pending in the Texas federal court mentioned above. We are waiting for the court to rule on our motion for legal costs against the plaintiffs and our request that the case be transferred to Texas. We have filed proceedings to enforce our rights to reimbursement and payment pursuant to the FAR under the Restore Iraqi Oil ("RIO") contract with the USACE as referenced below. At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of June 30, 2015, no amounts have been accrued.

COFC/ASBCA Claims. During the period of time since the first litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related U.S. government contract. We have billed for these costs and filed claims to recover the associated costs incurred to date. In late 2012 and early 2013, we filed suits against the U.S. government in the COFC for denying indemnity in the sodium dichromate cases, for reimbursement of legal fees pursuant to our contract with the U.S. government and for breach of contract by the U.S. government for failure to provide a benign site as required by our contract.  The RIO contract required KBR personnel to begin work in Iraq as soon as the invasion began in March 2003. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804.

On March 7, 2014, the COFC issued a ruling on the U.S. government's motion dismissing KBR's claims on procedural grounds. The decision did not prohibit us from resubmitting the claims to the contracting officer and we promptly refiled those claims. On April 4, 2014, we submitted a supplemental certified claim to the RIO contracting officer for additional legal fees incurred in defending the sodium dichromate cases. On June 9, 2014, we filed an appeal to the ASBCA due to the contracting officer's failure to issue a final decision on claims totaling approximately $30 million. The USACE filed an answer, denying our claims. We filed a motion for judgment on the pleadings, asking the court to rule in KBR's favor on the 85-804 indemnity clause based on the admissions made by the USACE in its answer. The court has agreed to stay our other claims while we conduct limited discovery on the 85-804 indemnity. On December 23, 2014, we filed a Motion for Partial Summary Judgment asking the ASBCA to find that, based on discovery conducted to date, the sodium dichromate related incidents and litigation are within the definition of the "unusually hazardous risks" language in the 85-804 indemnity agreement. We are awaiting the ASBCA's decision.

Qui tams. On the active qui tams of which we are aware, the U.S. government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of June 30, 2015, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the controlling provisions of the FAR. As of June 30, 2015, we have incurred $12 million in legal costs to date in defending ourselves in qui tams.

Barko qui tam. Relator Harry Barko was a KBR subcontracts administrator in Iraq for a year in 2004/2005. He filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia (D.C.), alleging violations of the FCA by KBR and KBR subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The claim was unsealed in March of 2009. Barko alleges that KBR fraudulently charged the U.S. government for the purchase of laundry facilities from Daoud, that KBR paid Daoud for the construction of a substandard man-camp, that Daoud double-billed KBR for labor, that KBR improperly awarded well-drilling subcontracts to Daoud, and that Daoud charged excessive prices for these services and did not satisfactorily complete them. Barko also alleges fraudulent charges arising out of Eamar’s well-drilling services.

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

Second, after remand from the first Mandamus proceeding, the District Court ordered briefing as to whether KBR waived its privilege, and after extensive briefing, on November 20, 2014, the District Court entered an order finding that KBR had impliedly waived privilege and requiring KBR to produce the same documents which had previously been the subject of the first proceeding. On December 17, 2014, the District Court issued additional orders, denying KBR's Motion for Reconsideration, request for stay and request for immediate appeal. In a separate ruling, the District Court found that some of the documents in question were not privileged at all. On December 19, 2014, KBR filed a second Petition for Mandamus and for entry of Emergency Stay Order in the D.C. Circuit Court. An Administrative Stay was granted and briefing on both the Mandamus and full stay request was ordered. The Court of Appeals has advised that it will hear our Mandamus petition. Oral arguments were held on May 11, 2015 and we await the Court of Appeals' ruling.

While we believe it is important to protect the privileges attached to KBR's corporate compliance process, we do not believe that the merits of the underlying claims ultimately will be impacted by a forced disclosure should that occur. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of June 30, 2015 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the U.S. government; that KBR concealed information about FKTC's costs from the U.S. government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the U.S. government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract. We strongly contend that we followed the law and no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the U.S. government filed a Motion to Strike certain affirmative defenses which was denied. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. A scheduling conference was held on December 5, 2014 and we expect discovery be completed in 2016. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2015, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that 3 former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. While the suit is relatively new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the U.S. government opposed. On April 22, 2014, we filed our answer and in May 2014 the U.S. government filed a Motion to Strike certain affirmative defenses and this motion was granted on March 30, 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of June 30, 2015, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case will start this year and likely run well into 2016.

Other Matters

Claims. We have filed claims with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts. Included in our condensed consolidated balance sheets are claims for costs incurred under various U.S. government contracts totaling $180 million at June 30, 2015. These claims relate to disputed costs and/or contracts where our costs have exceeded the U.S. government's funded value on the task order. We have $151 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.  The remaining claims balance of $29 million is recorded in "CIE" on our condensed consolidated balance sheets. The amounts recorded in CIE represent costs for which incremental funding is pending in the normal course of business. The claims outstanding at June 30, 2015 are considered to be probable of collection and have been previously recognized as revenues.

Note 12. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and Local 58/NECA Funds, seek class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our current and former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. The case is currently pending in the U.S. District Court for the Southern District of Texas, Master File No. 14-cv-01287. We intend to vigorously defend against these claims and filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. Oral argument on the motion to dismiss was held on March 5, 2015 and we await a ruling on this motion. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Butorin v. Blount et al, is a shareholder derivative complaint, filed on May 27, 2014 in the U.S. District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. On March 31, 2015, the District Court transferred the case to the U.S. District Court of Delaware. The court has approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss the security litigation. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
Stella Dupree and Donald Taylor v. KBR, Inc., was filed by shareholders of the Company on May 12, 2015 in Delaware Chancery Court seeking the right to inspect and make copies of certain books and records of the Company under §220 of Delaware General Corporation Law relating primarily to the restatement of our 2013 annual financial statements. The Company denies that the shareholders’ claim states a proper purpose for demanding access to the books and records of the Company under Delaware law. Trial of this case is scheduled for September 2015. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
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

U.S. Proceedings. Collection efforts have involved multiple actions. On August 27, 2013, the U.S. District Court for the Southern District of New York entered an order stating it would confirm the award even though it had been annulled in Mexico (see Mexico proceedings discussion below). On September 25, 2013, the District Court entered the signed final judgment of $465 million, which includes the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted $465 million cash as security for the judgment pending appeal. Oral argument on the appeal was held on November 20, 2014. The U.S. government was invited to file a brief and did so, and the parties have filed responses to the U.S. government's brief. Absent some request by the court for more briefing, the matter is ready for decision.

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

Other Proceedings. We have initiated collection proceedings to pursue our remedies in Luxembourg. Our efforts to collect under the North American Free Trade Agreement have been denied because of our pending collection efforts in the U.S. proceedings and in Luxembourg.

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

Consistent with our treatment of claims, we have recorded $401 million, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets as we believe it is probable we will recover the amounts awarded to us, including interest and expenses and the amounts we paid on the bonds. PEP has cash posted in the U.S. and sufficient assets in Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of June 30, 2015, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds, as long term.

Note 13. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Repurchases of common stock	(17)	—	—	(17)	—	—
Issuance of ESPP shares	2	(1)	—	3	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(12)	—	—	—	—	(12)
Net income	119	—	106	—	—	13
Other comprehensive income (loss), net of tax	(39)	—	—	—	(40)	1
Balance at June 30, 2015	$936	$2,061	$522	$(726)	$(916)	$(5)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Tax benefit increase related to share based plans	1	1	—	—	—	—
Dividends declared to shareholders	(24)	—	(24)	—	—	—
Repurchases of common stock	(96)	—	—	(96)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Investments by noncontrolling interests	8	—	—	—	—	8
Distributions to noncontrolling interests	(33)	—	—	—	—	(33)
Net income (loss)	(12)	—	(51)	—	—	39
Other comprehensive income, net of tax	39	—	—	—	39	—
Balance at June 30, 2014	$2,339	$2,081	$1,673	$(704)	$(701)	$(10)

Accumulated other comprehensive loss, net of tax

	June 30,
Dollars in millions	2015	2014
Accumulated foreign currency translation adjustments, net of tax of $(5) and $5	$(265)	$(108)
Pension and post-retirement benefits, net of tax of $(228) and $(216)	(648)	(591)
Fair value of derivatives, net of tax of $0 and $0	(3)	(2)
Total accumulated other comprehensive loss	$(916)	$(701)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(62)	—	—	(62)
Amounts reclassified from accumulated other comprehensive income	—	22	—	22
Balance at June 30, 2015	$(265)	$(648)	$(3)	$(916)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	22	—	(1)	21
Amounts reclassified from accumulated other comprehensive income	1	17	—	18
Balance at June 30, 2014	$(108)	$(591)	$(2)	$(701)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2015	2014	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(25)	$(21)	See (a) below
Tax benefit	3	4	Provision for income taxes
Net pension and post-retirement benefits	$(22)	$(17)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 8 to our condensed consolidated financial statements for further discussion.

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

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	496,440	$15.12	$7
Repurchases under the existing share maintenance program	154,722	$16.16	$3	622,380	$15.81	10
Total	154,722	$16.16	$3	1,118,820	$15.50	$17

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,403,283	$26.74	$38	2,973,629	$27.25	$81
Repurchases under the existing share maintenance program	76,128	$26.79	2	529,720	$27.67	15
Total	1,479,411	$26.74	$40	3,503,349	$27.31	$96

Note 15. Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Shares in millions	2015	2014	2015	2014
Basic weighted average common shares outstanding	144	145	144	146
Stock options and restricted shares	—	—	—	—
Diluted weighted average common shares outstanding	144	145	144	146

For purposes of applying the two-class method in computing income (loss) per share, there were $0.6 million and $0.9 million net earnings allocated to participating securities, or a negligible amount per share, for the three and six months ended June 30, 2015, respectively. There were no net earnings allocated to participating securities for each of the three and six months ended June 30, 2014. The diluted income (loss) per share calculation did not include 3.8 million and 3.6 million antidilutive weighted average shares for the three and six months ended June 30, 2015, respectively. The diluted income (loss) per share calculation did not include 3.1 million and 2.5 million antidilutive weighted average shares for the three and six months ended June 30, 2014, respectively.

Note 16. Financial Instruments and Risk Management

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

As of June 30, 2015, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge exposures on our balance sheet was $108 million, all of which had durations of 30 days or less. We also had approximately $16 million (notional value) of cash flow hedges of up to 30 months in duration.

The fair value of our balance sheet and cash flow hedges included in "other current assets" on our condensed consolidated balance sheets is less than $1 million and $3 million at June 30, 2015 and December 31, 2014, respectively. The fair value of our balance sheet and cash flow hedges included in "other current liabilities" on our condensed consolidated balance sheets is $1 million and $7 million at June 30, 2015 and December 31, 2014, respectively. These fair values of our derivatives are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.
The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "other non-operating income (expense)" on our condensed consolidated statements of operations.

	June 30,	December 31,
Gains (losses) dollars in millions	2015	2014
Balance sheet hedges - fair value	$(35)	$(47)
Balance sheet position - remeasurement	41	47
Net	$6	$—

Note 17. Recent Accounting Pronouncements

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial statements. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Business Environment

Demand for our services depends primarily on the level of capital expenditure in our market sectors, which is driven generally by global and regional economic growth (primarily GDP growth) and more specifically by the demand for energy and derivative products and government services. While the decline in oil prices is having a near term adverse impact on the global hydrocarbons industry, we continue to see long-term growth in energy projects such as low cost production, shallow water, onshore production, subsea tiebacks and brownfields revamping. Low energy prices reflected in the current oil price provide opportunities in new and brownfield liquefied natural gas ("LNG") and new petrochemicals, chemicals and fertilizer markets. We believe KBR has a balanced portfolio of upstream, midstream and downstream projects and recurring revenues in outsourced government services, which provide us with less exposure to the oil price declines than some of our peers.
We expect LNG demand to grow annually mainly in Asia and demand in Europe to rebound. We expect global capacity coming online in the next 15 years to translate to the letting of two new LNG plants per year, which is consistent with the last five years. Growth regions include the United States ("U.S.") Gulf Coast and the Asia-Pacific region, Canada, and East Africa.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Overview of Financial Results

Our results for the quarter ended June 30, 2015 improved from the second quarter of 2014 driven by the combination of operational and financial performance and progress toward our cost reduction targets. Our E&C business segment, where we execute large engineering, procurement, construction ("EPC") projects, generated revenues of $953 million and gross profit of $52 million through continued successful execution on two mega-LNG projects in Australia and is building four ammonia based plants in the U.S. This business segment remains focused on actively pursuing new prospects in the LNG/GTL and downstream markets. We expect to complete the work on the remaining two Canadian pipe fabrication and module assembly projects by the end of 2015. One of our Canadian pipe fabrication and module assembly projects is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. We have not received any new orders under this agreement since 2013.

Our T&C business segment continues to perform well selling license agreements and to a lesser extent, professional consulting services.

Our GS business segment continues to provide support services to the United Kingdom ("U.K.") Ministry of Defence ("MoD") related to maintenance of military facilities under multi-year contracts. We are also focused on actively pursuing two major contracts with the U.K. MoD. Our business in support of international operations of the U.S. military continues to be adversely impacted by legal fees and similar costs from the close out of contracts under the LogCAP III and Restore Iraqi Oil ("RIO") legacy projects that were executed during the Iraq wars.

Our Non-strategic Business segment was established as part of the strategic initiative previously discussed and is primarily composed of three EPC power projects. During the second quarter of 2015, one of these projects was substantially completed, while the second and third are scheduled for completion in 2016 and 2017, respectively. Also, during the quarter, we closed on the sale of our Building Group subsidiary to a third party for $23 million in cash proceeds and recognized a gain on disposition of $28 million. We are in discussions with potential buyers for our U.S. infrastructure business.

Prior Period Adjustment
During the second quarter of 2015, we corrected a cumulative error related to transactions between the unconsolidated affiliates associated with our Mexican offshore maintenance joint venture within our E&C business segment. The cumulative error occurred throughout the period 2007 through the first quarter of 2015 and resulted in a $15 million favorable impact to "equity in earnings of unconsolidated affiliates" on our condensed consolidated statements of operations for the three and six months ended June 30, 2015. We evaluated the cumulative error on both a quantitative and qualitative basis and determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we do not expect our consolidated financial statements for the current annual period to be materially impacted by the error correction.
Subsequent Event
On July 6, 2015, we announced our agreement to enter into two new strategic partnerships with Bernhard Capital Partners ("BCP"). The first partnership will be a new, equally owned and managed limited liability company named Brown & Root Industrial Services. We will contribute our E&C business segment's Industrial Services Americas business, which will continue to offer maintenance services, turnarounds and small capital expenditure projects. BCP will contribute cash and its WINK Engineering business, which specializes in maintenance and engineering design services to the refining, chemical/petrochemical, and bulk storage terminal industries. In the second partnership, EPIC Piping, a BCP portfolio company, plans to acquire KBR's Canadian pipe fabrication facility. KBR will become a minority limited partner in EPIC Piping and will enter into an alliance agreement with EPIC Piping for certain pipe fabrication services. We expect to receive approximately $32 million in net cash proceeds from the two transactions which are expected to close prior to year end.

The information below is an analysis of our consolidated results for the three months ended June 30, 2015. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Revenues	$1,381	$1,659	$(278)	(17)%

The decrease in consolidated revenues was primarily driven by completion within our E&C business segment of several construction and Canadian pipe fabrication and module assembly projects, along with reduced activity on an LNG project in Australia. Volumes also declined in our GS business segment's support and logistics business for the U.K. government in Afghanistan. A decline in both proprietary equipment sales and awards of new consulting contracts within our T&C business segment also contributed to the decrease.  The reduction in revenues was partially offset by increased activity on a power project within our Non-strategic Business segment as well as increased project management activity on a chemical complex in the Middle East and the award of new ammonia contracts in the U.S. within our E&C business segment.

Gross Profit	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gross profit	$74	$28	$46	164%

Consolidated gross profit increased in the second quarter of 2015 compared to the second quarter of 2014. This increase was primarily attributable to profit recognized in the second quarter of 2015 compared to losses taken in the second quarter of 2014 related to our Canadian pipe fabrication and module assembly projects within our E&C business segment and charges in the second quarter of 2014 on certain projects within our Non-strategic Business segment which did not recur in 2015. Lower overhead spending resulting from reduced headcount and other cost saving initiatives following restructuring efforts beginning at the end of 2014 also contributed to the increase. This increase was partially offset by the impact of reduced activity on the LNG project discussed above.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Equity in earnings of unconsolidated affiliates	$53	$49	$4	8%

Equity in earnings of unconsolidated affiliates increased in the second quarter of 2015 compared to the second quarter of 2014. The increase was primarily due to the $15 million adjustment in the second quarter of 2015 on our Mexican offshore maintenance joint venture and increased progress on an LNG project joint venture, both within our E&C business segment. This increase was partially offset by the impact of interruptions in the supply of natural gas feedstock to our joint venture in Egypt within our E&C business segment and the non-recurrence of insurance recoveries recognized during the same period of the prior year on a joint venture within our GS business segment.

General and Administrative Expenses	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
General and administrative expenses	$(42)	$(60)	$(18)	(30)%

General and administrative expenses decreased in the second quarter of 2015 compared to the second quarter of 2014. The decrease was primarily due to lower information technology support costs resulting from the cancellation of our enterprise resource planning ("ERP") implementation project in the fourth quarter of 2014, reduced overhead costs resulting from headcount reductions and other cost savings initiatives implemented at the end of 2014 and during 2015. General and administrative expenses in the second quarter of 2015 and 2014 included $32 million and $43 million, respectively, related to corporate activities and $10 million and $17 million, respectively, related to the business segments.

Asset Impairment and Restructuring Charges	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Asset impairment and restructuring charges	$(17)	$—	$17	—%

Asset impairment and restructuring charges increased in the second quarter of 2015 compared to the second quarter of 2014 primarily attributable to severance costs within our E&C and Non-strategic Business segments related to the workforce reduction efforts implemented during the fourth quarter of 2014. Included in this amount is $4 million related to early termination of leases, impairment of associated leasehold improvements and other long-lived assets within our E&C and Other business segments. Also included in this amount is $2 million of share-based terminations benefits.

Gain on Disposition of Assets	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gain on disposition of assets	$28	$8	$20	250%

Gain on disposition of assets reflects the $28 million gain recognized in the second quarter of 2015 on the sale of the Building Group subsidiary within our Non-strategic Business segment.

Non-operating Expenses	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Non-operating expenses	$(5)	$(7)	$(2)	(29)%

Non-operating expenses includes interest income, interest expense and foreign exchange gains and losses. The decrease in non-operating expenses in the second quarter of 2015 compared to 2014 was primarily attributable to unfavorable shifts in the U.S. dollar positions during 2014 that did not recur in 2015.

Provision for Income Taxes	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Income before provision for income taxes	$91	$18	$73	n/m
Provision for income taxes	$(23)	$(10)	$13	130%

n/m - not meaningful

Our provision for income taxes for the quarter ended June 30, 2015 reflects a 25% tax rate. The provision for income taxes for the quarter ended June 30, 2014 reflects lower taxable income but was offset by an increase in our valuation allowance associated with losses recognized on our Canadian pipe fabrication and module assembly projects. See an explanation of our effective tax rates for the quarter ended June 30, 2015 in Note 10 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Net income attributable to noncontrolling interests	$(6)	$(16)	$(10)	(63)%

Net income attributable to noncontrolling interests decreased in the second quarter of 2015 compared to 2014. This decrease was primarily due to additional fees recognized on approved man hours on an LNG project joint venture in Australia in our E&C business segment in 2014 that did not recur in 2015.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended June 30,
Dollars in millions	2015	2014
Revenues
Technology & Consulting	$80	$100
Engineering & Construction	953	1,213
Government Services	158	163
Other	—	—
Subtotal	1,191	1,476
Non-strategic Business	190	183
Total	$1,381	$1,659

Gross profit (loss)
Technology & Consulting	$21	$15
Engineering & Construction	52	33
Government Services	(1)	(1)
Other	—	—
Subtotal	72	47
Non-strategic Business	2	(19)
Total	$74	$28

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	40	20
Government Services	13	29
Other	—	—
Subtotal	53	49
Non-strategic Business	—	—
Total	$53	$49

Total general and administrative expenses	$(42)	$(60)

Asset impairment and restructuring charges	$(17)	$—

Gain on disposition of assets	$28	$8

Total operating income	$96	$25

Technology & Consulting

T&C revenues decreased by $20 million, or 20%, to $80 million in the second quarter of 2015 compared to $100 million in the same period of the prior year due to a decrease in proprietary equipment sales and consulting projects. This decrease was partially offset by higher technology revenues from petrochemicals and ammonia projects.

T&C gross profit increased by $6 million, or 40%, to $21 million in the second quarter of 2015 compared to $15 million in the same period of the prior year. This increase reflects a shift to higher margin technology projects versus sales of proprietary equipment, recognition of license fees on several projects due to the achievement of key milestones and ongoing initiatives to reduce overhead during the second quarter of 2015.

Engineering & Construction

E&C revenue decreased by $260 million, or 21%, to $953 million in the second quarter of 2015 compared to $1.2 billion in the second quarter of 2014. This decrease was primarily due to reduced activity on an LNG project in Australia and the substantial completion of construction, EPC, maintenance and pipe fabrication and module assembly projects in the U.S. and Canada.  This decrease was partially offset by increased project management activity on a chemical complex in the Middle East and new ammonia projects in the U.S.

E&C gross profit increased by $19 million, or 58%, to $52 million in the second quarter of 2015 compared to $33 million in the second quarter of 2014 due to profits recognized on our Canadian pipe fabrication and module assembly projects in the second quarter of 2015, primarily as a result of negotiated settlements compared to losses associated with these projects during the same period of 2014, increased volume on the chemical complex project in the Middle East and reduced spending in the U.S. This increase was partially offset by a reduction in work on an LNG project in Australia.

E&C equity in earnings of unconsolidated affiliates increased by $20 million, or 100%, to $40 million in the second quarter of 2015 compared to $20 million in the second quarter of 2014. This change was due to increased earnings on our Mexican offshore maintenance joint venture due to improved utilization of marine vessels which were out of service in the same period of 2014 and the $15 million adjustment in the second quarter of 2015, as well as increased progress on an LNG project joint venture in Australia. This increase was partially offset by reduced earnings from our ammonia plant joint venture in Egypt due to the limited availability of natural gas feedstock.

Government Services

GS revenues decreased by $5 million, or 3%, to $158 million in the second quarter of 2015 compared to $163 million in the second quarter of 2014. This decrease was driven primarily by the reduction in support services due to the scale-back in military operations and reduction in troop numbers on U.K. MoD and NATO contracts in Afghanistan and the completion of several projects in early 2015. This decrease was offset by increased activity from new work or expansion in existing U.S. government contracts as well as the favorable settlement of disputes with the U.S. government on some of our legacy projects.

GS gross profit remained flat in the second quarter of 2015 compared to the second quarter of 2014. Gross profit was impacted by activities discussed above as well as cost reductions in divisional overheads achieved during the second quarter of 2015 and ongoing legal fees of $5 million related to U.S. government legacy contracts.

GS equity in earnings of unconsolidated affiliates decreased by $16 million, or 55%, to $13 million in the second quarter of 2015 compared to $29 million in the same period in the prior year. This decrease was driven primarily by an insurance recovery on a joint venture for a U.K. MoD project in the prior year that did not recur in 2015.

Non-strategic Business

Non-strategic Business revenue increased by $7 million, or 4%, to $190 million in the second quarter of 2015 compared to $183 million in the second quarter of 2014. This was largely due to increased activity on a power project in 2015 versus 2014. This increase was offset by the near completion of several power and construction projects.

Non-strategic Business gross profit increased by $21 million to a profit of $2 million in the second quarter of 2015 compared to a loss of $19 million in the second quarter of 2014. This increase was due to the non-recurrence of charges that we recognized on a power project in the second quarter of 2014 and overhead savings resulting from headcount reductions which began in late 2014.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Overview of Financial Results

Our earnings for the six months ended June 30, 2015 improved from the six months ended June 30, 2014 driven by our E&C business segment which generated revenues of $1.9 billion and gross profit of $107 million during the six months ended June 30, 2015. See discussion in the Overview of Financial Results for the quarter ended June 30, 2015 for information related to our Canadian pipe fabrication and module assembly projects.

Our GS business continues to be impacted by a reduction in troop numbers and other operations for the U.K. MoD and the U.S. government as well as costs from the close out of contracts under the LogCAP III and RIO projects.

Our Non-strategic Business, which was established as part of the strategic initiative previously discussed, continues to make progress toward completing the three EPC power projects. See discussion in the Overview of Financial Results for the quarter ended June 30, 2015 for activities impacting the period.

The information below is an analysis of our consolidated results for the six months ended June 30, 2015. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Revenues	$2,817	$3,292	$(475)	(14)%

Consolidated revenues decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily driven by reduced activity on an LNG project in Australia within our E&C business segment and lower overall activity associated with our GS business segment's support and logistics contracts for the U.K. government in Afghanistan. The decrease in revenues was partially offset by increased activity beginning in the second half of 2014 on a power project within our Non-strategic Business segment as well as new awards and increased EPC activity on several ammonia projects within our E&C business segment.

Gross Profit	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gross profit	$144	$67	$77	115%

Consolidated gross profit increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to profit in 2015 compared to losses taken in 2014 related to our Canadian pipe fabrication and module assembly projects within our E&C business segment and charges in 2014 on certain projects within our Non-strategic Business segment which did not recur in 2015. Lower overhead costs resulting from reduced headcount and other cost saving initiatives following restructuring efforts beginning at the end of 2014 and during 2015 also contributed to the increase. This increase was partially offset by the impact of reduced activity on the LNG project in Australia discussed above and the favorable settlement of certain claims on this project in 2014 which did not recur in the 2015 within our E&C business segment.

Equity in Earnings of Unconsolidated Affiliates	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Equity in earnings of unconsolidated affiliates	$88	$80	$8	10%

Equity in earnings of unconsolidated affiliates increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This change was primarily due to improved utilization of marine vessels in our Mexican offshore maintenance joint venture compared to 2014, when the vessels were out of service for dry docking, and the $15 million adjustment in the second quarter of 2015 as well as increased progress on an LNG project joint venture, all within our E&C business segment. This increase was partially offset by the impact of interruptions in the supply of natural gas feedstock to our E&C business segment's ammonia plant joint venture in Egypt.

General and Administrative Expenses	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
General and administrative expenses	$(81)	$(120)	$(39)	(33)%

General and administrative expenses decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily due to lower information technology support costs resulting from the cancellation of our ERP implementation project in the fourth quarter of 2014, reduced overhead costs resulting from headcount reductions and other cost savings initiatives implemented at the end of 2014 and during 2015. General and administrative expenses in the six months ended June 30, 2015 and 2014 included $60 million and $87 million, respectively, related to corporate activities and $21 million and $33 million, respectively, related to the business segments.

Asset Impairment and Restructuring Charges	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Asset impairment and restructuring charges	$(19)	$—	$19	—%

Asset impairment and restructuring charges increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to severance costs within our E&C and Non-strategic Business segments related to the workforce reduction efforts implemented during the fourth quarter of 2014. Included in this amount is $6 million related to early termination of leases, impairment of associated leasehold improvements and other long-lived assets within our E&C and Other business segments. Also included in this amount is $2 million of share-based terminations benefits.

Gain on Disposition of Assets	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gain on disposition of assets	$28	$8	$20	250%

Gain on disposition of assets reflects the $28 million gain recognized in the second quarter of 2015 on the sale of the Building Group subsidiary within our Non-strategic Business segment.

Non-operating Income (Expenses)	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Non-operating income (expenses)	$1	$(16)	$17	106%

Non-operating income (expenses) includes interest income, interest expense and foreign exchange gains and losses. The change to income in the six months ended June 30, 2015 from expenses in the six months ended June 30, 2014 was primarily attributable to foreign exchange gains of $8 million due to the strengthening of the U.S. dollar against the majority of our foreign currencies in the first quarter of 2015 as well as unfavorable shifts in U.S. dollar positions during 2014 that did not recur in 2015.

Provision for Income Taxes	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Income before provision for income taxes	$161	$19	$142	n/m
Provision for income taxes	$(42)	$(31)	$11	35%

n/m - not meaningful

Our provision for income taxes for the six months ended June 30, 2015 reflects a 26% tax rate. The provision for income taxes for six months ended June 30, 2014 reflects lower taxable income but was offset by an increase in our valuation allowance associated with losses recognized on our Canadian pipe fabrication and assembly projects. See an explanation of our effective tax rates for the six months ended June 30, 2015 in Note 10 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Net income attributable to noncontrolling interests	$(13)	$(39)	$(26)	(67)%

Net income attributable to noncontrolling interests decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease is primarily due to additional fees recognized on approved man hours on an LNG project joint venture in Australia in our E&C business segment in 2014 that did not recur in 2015.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Six Months Ended June 30,
Dollars in millions	2015	2014
Revenues
Technology & Consulting	$152	$191
Engineering & Construction	1,930	2,350
Government Services	313	349
Other	—	—
Subtotal	2,395	2,890
Non-strategic Business	422	402
Total	$2,817	$3,292

Gross profit (loss)
Technology & Consulting	$40	$30
Engineering & Construction	107	62
Government Services	(5)	4
Other	—	—
Subtotal	142	96
Non-strategic Business	2	(29)
Total	$144	$67

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	61	37
Government Services	27	43
Other	—	—
Subtotal	88	80
Non-strategic Business	—	—
Total	$88	$80

Total general and administrative expenses	$(81)	$(120)

Asset impairment and restructuring charges	$(19)	$—

Gain on disposition of assets	$28	$8

Total operating income	$160	$35

Technology & Consulting

T&C revenues decreased by $39 million, or 20%, to $152 million in the six months ended June 30, 2015 compared to $191 million in the same period of the prior year due to a decrease in proprietary equipment sales offset partially by increased revenues from other petrochemicals, ammonia and refining projects.

T&C gross profit increased by $10 million, or 33%, to $40 million in the six months ended June 30, 2015 compared to $30 million in the same period of the prior year primarily due to higher profitability on the mix of projects executed, a larger number of license milestones achieved and significant overhead reductions during the six months ended June 30, 2015.

Engineering & Construction

E&C revenue decreased by $420 million, or 18%, to $1.9 billion in the six months ended June 30, 2015 compared to $2.4 billion in the six months ended June 30, 2014. This decrease was primarily due to reduced activity on an LNG project in Australia. This decrease was also attributable to lower activity resulting from the substantial completion of construction, EPC, maintenance and pipe fabrication and module assembly projects in the U.S. and Canada. This decrease was partially offset by increased project management activity on a chemical complex in the Middle East and new ammonia projects in the U.S.

E&C gross profit increased by $45 million, or 73%, to $107 million in the six months ended June 30, 2015 compared to $62 million in the six months ended June 30, 2014. This increase was due to profits resulting from negotiated settlements on our Canadian pipe fabrication and module assembly projects in the six months ended June 30, 2015 compared to losses associated with these projects during the same period in 2014. Increased project management activity for a chemical complex in the Middle East as well as cost reductions in divisional overheads achieved during the six months ended June 30, 2015 also contributed to this improvement. This increase was partially offset by the decline in work on an LNG project in Australia and the net favorable settlement of certain claims on an LNG project in Africa that did not recur in the six months ended June 30, 2015.

E&C equity in earnings of unconsolidated affiliates increased by $24 million, or 65%, to $61 million in the six months ended June 30, 2015 compared to $37 million in the six months ended June 30, 2014. The increase was due to increased earnings on our offshore maintenance joint venture in Mexico due to improved utilization of vessels, which were in dry dock during the same period of the prior year, and the $15 million adjustment in the second quarter of 2015, as well as increased progress on an LNG project joint venture in Australia. The increase was partially offset by reduced earnings from our ammonia plant joint venture in Egypt due to the limited availability of natural gas feedstock.

Government Services

GS revenues decreased by $36 million, or 10%, to $313 million in the six months ended June 30, 2015 compared to $349 million in the same period in the prior year. This decrease was driven primarily by the reduction in support services due to the scale-back in military operations and reduction in troop numbers on U.K. MoD and NATO contracts in Afghanistan and the substantial completion of several projects in the first quarter of 2014 and early 2015. This decrease was offset by increased activity from new work or expansion in existing U.S. government contracts as well as the favorable settlement of disputes with the U.S. government on some of our legacy projects.

GS gross profit decreased by $9 million, or 225%, to a loss of $5 million in the six months ended June 30, 2015 compared to gross profit of $4 million in the same period in the prior year. This decrease was primarily driven by the reduction in U.K. MoD support activities, the completion of projects discussed above and the recognition of $10 million in legal fees related to U.S. government legacy contracts during the six months ended June 30, 2015. This decrease was partially offset by increased activity and favorable settlement with the U.S. government, also discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $16 million, or 37%, to $27 million in the six months ended June 30, 2015 compared to $43 million in the same period in the prior year. This decrease was driven primarily by insurance recovery and reduced costs on a joint venture for a U.K. MoD project in the prior year that did not recur in 2015.

Non-strategic Business

Non-strategic Business revenue increased by $20 million, or 5%, to $422 million in the six months ended June 30, 2015 compared to $402 million in the six months ended June 30, 2014. This was largely due to increased activity on a power project that began in the second half of 2014. This increase was offset by the near completion of several power and construction projects.

Non-strategic Business gross profit increased by $31 million to a profit of $2 million in the six months ended June 30, 2015 compared to a loss of $29 million in the six months ended June 30, 2014. This increase was due to the non-recurrence of charges recognized in the six months ended June 30, 2014 on a power project and overhead savings resulting from headcount reductions which began in late 2014.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite and clients can terminate for convenience at any time without having to compensate us for periods beyond the date of termination, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. Previously, for long term contracts associated with the U.K. government's privately financed initiatives or projects (“PFIs”), the amount included in backlog was limited to five years. Effective in the second quarter of 2015, we modified our backlog policy and now record the estimated value of all work forecast to be performed under the PFI contracts. The reason for the change is that under these PFI contracts, the client is obligated to pay us certain amounts spanning periods beyond five years even if the client terminates the contracts for convenience. Also, recording the full value of PFIs into backlog is a relatively common industry practice. This change only relates to backlog of unfilled orders and does not alter our longstanding policies for revenue recognition; therefore, it has no impact on our financial statements. The $5 billion included in the change in policy column below represents our estimate of revenues related to payment obligations for periods beyond five years.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $9.7 billion, including the PFI change discussed above, at June 30, 2015 and $4.3 billion at December 31, 2014. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $803 million at June 30, 2015 and $928 million at December 31, 2014. Backlog attributable to unfunded government orders was $31 million at June 30, 2015 and $36 million at December 31, 2014. The following table summarizes our backlog by business segment.

	December 31,		Change in	Changes in scope on existing contracts (a)	Net Workoff (b)	June 30,
Dollars in millions	2014	New Awards	Policy			2015
Technology & Consulting	$400	$160	—	$13	$(152)	$421
Engineering & Construction	7,788	1,204	—	352	(1,991)	7,353
Government Services	1,763	63	5,358	224	(340)	7,068
Subtotal	9,951	1,427	5,358	589	(2,483)	14,842
Non-strategic Business	908	40	—	(70)	(422)	456
Total backlog	$10,859	$1,467	$5,358	$519	$(2,905)	$15,298

(a)	In addition to changes in scope, these amounts reflect the elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures.

(b)	These amounts include the workoff of our projects as well as our proportionate share of the workoff of our unconsolidated joint ventures' projects.

We estimate that as of June 30, 2015, 36% of our backlog will be executed within one year. As of June 30, 2015, 61% of our backlog was attributable to fixed-price contracts, including 41% related to our PFI contracts, and 39% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and equivalents totaled $731 million at June 30, 2015 and $970 million at December 31, 2014 and consisted of the following:

	June 30,	December 31,
Dollars in millions	2015	2014
Domestic U.S. cash	$289	$200
International cash	381	690
Joint venture cash	61	80
Total	$731	$970

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as the payment of dividends to shareholders and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, such as maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriated foreign cash may become subject to U.S. income taxes. In December 2014, we implemented a foreign cash repatriation strategy for which we have provided cumulative income taxes on certain foreign earnings.

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

Engineering and construction projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our Credit Agreement or arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our existing Credit Agreement and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next 12 months.

As of June 30, 2015, substantially all of our excess cash was held in commercial bank time deposits with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	Six Months Ended June 30,
Dollars in millions	2015	2014
Cash flows provided by (used in) operating activities	$(139)	$20
Cash flows provided by (used in) investing activities	19	(25)
Cash flows used in financing activities	(98)	(147)
Effect of exchange rate changes on cash	(21)	15
Decrease in cash and equivalents	$(239)	$(137)

Operating activities. Cash used in operations totaled $139 million in the first six months in 2015 and resulted from changes in our working capital accounts, partially offset by distributions of earnings received from our unconsolidated affiliates of $72 million. In addition, we used $39 million for net settlement of foreign exchange derivative hedging contracts and contributed $21 million to our pension funds.

Cash provided by operations totaled $20 million in the first six months in 2014 and was primarily attributable to fluctuations in our working capital accounts as well as distributions of earnings received from our unconsolidated affiliates of $59 million. This increase in cash was partially offset by contributions of $24 million to our pension funds.

Investing activities. Cash provided by investing activities totaled $19 million in the first six months in 2015 and was primarily due to proceeds from the sale of assets or investments.

Cash used in investing activities totaled $25 million in the first six months in 2014 and was primarily due to purchases of equipment associated with information technology projects which have now largely been stopped.

Financing activities. Cash used in financing activities totaled $98 million in the first six months in 2015 and included $40 million for our purchase of the noncontrolling interest in a joint venture, $17 million for the purchase of treasury stock, $23 million for dividend payments to common shareholders, $12 million for distributions to noncontrolling interests and $7 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE.

Cash used in financing activities totaled $147 million in the first six months in 2014 and included $96 million for the purchase of treasury stock, $24 million for dividend payments to common shareholders, $33 million for distributions to noncontrolling interests and $7 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE. The uses of cash were partially offset by $8 million of investments from noncontrolling interests and $5 million of proceeds from the exercise of stock options.

Future sources of cash. Future sources of cash include cash flows from operations, cash derived from working capital management, sales of non-strategic and other businesses and cash borrowings under our Credit Agreement as well as potential litigation proceeds.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, including payments to our former parent as a result of a settlement agreement, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses.

Other factors potentially affecting liquidity

Power project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our condensed consolidated balance sheets consists of $52 million related to two power projects at June 30, 2015. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of these projects in 2017.

Credit Agreement

On December 2, 2011, we entered into a $1 billion, five-year unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of international banks. The Credit Agreement is available for cash borrowings and the issuance of letters of credit related to general corporate needs.  The Credit Agreement expires in December 2016; however, given that projects generally require letters of credit that extend beyond one year in length, we will likely enter into a new or amended credit agreement no later than December 2015. Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (1) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.50% to 1.75%, or (2) a base rate plus an applicable margin of 0.50% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by our ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. We pay an issuance fee of 0.15% of the face amount of a letter of credit. We also pay a commitment fee of 0.25% per annum on any unused portion of the commitment under the Credit Agreement. As of June 30, 2015, there were $160 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth (as defined in the Credit Agreement) of $1.5 billion plus 50% of consolidated net income for each quarter beginning December 31, 2014 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. This excludes the effects of changes in foreign currency translation adjustments from shareholders’ equity, (as defined in the Credit Agreement), for periods from January 1, 2015. At June 30, 2015, the consolidated net worth and consolidated debt to consolidated EBITDA covenants were in compliance by approximately $40 million to $75 million, respectively. Our current estimates for the third quarter of 2015 indicate we will be in compliance with the latter by a reduced amount of approximately $20 million. We expect an improvement in the fourth quarter of 2015.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million outstanding at any time. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after December 2, 2011, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 12 to our condensed consolidated financial statements). At June 30, 2015, the remaining availability under the Distribution Cap was approximately $430 million.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 9 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of June 30, 2015, we have utilized $562 million of our present capacity under lines of credit.

Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $160 million issued under our Credit Agreement and $402 million issued under uncommitted bank lines as of June 30, 2015. Of the letters of credit outstanding under our Credit Agreement, approximately $5 million letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $235 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 7 to our condensed consolidated financial statements for more information.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 11 and 12 to our condensed consolidated financial statements.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is offset by remeasurement of the underlying assets and liabilities. See Note 16 to our condensed consolidated financial statements for more information.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 11 and 12 to our condensed consolidated financial statements in Part I, Item 1 of this quarterly report, and the information discussed therein is incorporated herein.

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

While we provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments, a considerable percentage of our revenues, particularly in our E&C business segment, is generated from transactions with certain significant customers. Revenues from Chevron represented 12% of our total consolidated revenues for the six months ended June 30, 2015. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a new $350 million share repurchase program, which replaces and terminates the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2015. We also have a share maintenance program to repurchase shares based on vesting and other activity under our equity compensation plans.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - June 30, 2015 (2)	—	$—	—	$252,684,816

(1)
Does not include shares withheld for tax purpose or forfeitures under our equity plans. Shares are acquired from employees in connection with the settlement of income tax and related benefit-withholding obligations arising from the vesting of restricted stock units. For the three months ended June 30, 2015, 47,130 shares were acquired to cover employee transactions at an average price of $18.21 per share.

(2)
We did not purchase any shares under the share purchase program during the three months ended June 30, 2015. However, we covered vesting on the maintenance plan of 107,592 shares at $15.27 per share for a total of $1,642,930.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.1
Second Amendment to Credit Agreement dated as April 27, 2015 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 (the “Credit Agreement”) among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended March 31, 2015; File No. 1-33146)

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

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Dated: August 4, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.1
Second Amendment to Credit Agreement dated as April 27, 2015 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 (the “Credit Agreement”) among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended March 31, 2015; File No. 1-33146)

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

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files