Form 10-K/A
period 2014-12-31
KBR, INC.
filed 2015-09-18
CIK 1357615

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("this Amendment") amends the KBR, Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Security and Exchange Commission on February 27, 2015 ("the Original Filing"). The Company is filing this Amendment for the purpose of including conformed signatures on the certifications for the Chief Executive Officer included in Exhibits 31.1 and 32.1 and for the Chief Financial Officer in Exhibits 31.2 and 32.2, which were inadvertently omitted in the Original Filing. All four certifications were fully executed on February 27, 2015 and were in our possession at the time of the Original Filing.

This Amendment is presented as of the filing date of the Original Filing. Other than as set forth above, this Amendment does not modify or update disclosures in the Original Filing and does not reflect events that may have occurred after that date.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 46 of this annual report.
2.	The consolidated financial statement schedule on page 114 of this report.
3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

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

*10.39+	Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

****10.40+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.41+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

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

****21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K/A

**	Furnished with this Form 10-K/A
***	Interactive data files

****	Filed as part of the Original Filing

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

Dated: September 18, 2015

KBR, INC.
(Registrant)

By:	/s/ Stuart Bradie
Stuart Bradie
President and Chief Executive Officer

Dated: September 18, 2015
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

*10.39+	Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

****10.40+	Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

10.41+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended September 30, 2008; File No. 1-33146)

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

****21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K/A

**	Furnished with this Form 10-K/A

***	Interactive data files

****	Filed as part of the Original Filing