Form 10-Q/A
period 2015-03-31
KBR, INC.
filed 2015-09-18
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("this Amendment") amends the KBR, Inc. ("the Company") Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was filed with the Security and Exchange Commission on April 29, 2015 ("the Original Filing"). The Company is filing this Amendment for the purpose of including conformed signatures and specifying the appropriate report on the certifications for the Chief Executive Officer included in Exhibits 31.1 and 32.1 and for the Chief Financial Officer in Exhibits 31.2 and 32.2, which were inadvertently omitted in the Original Filing. All four certifications were fully executed on April 29, 2015 and were in our possession at the time of the Original Filing.

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

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

****10.1
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

****10.2+	Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q/A

**	Furnished with this Form 10-Q/A

***	Interactive data files

****	Filed as a part of the Original Filing

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

KBR, INC.

/s/ Brian K. Ferraioli	/s/ Nelson E. Rowe
Brian K. Ferraioli	Nelson E. Rowe
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: September 18, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

****10.1
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

****10.2+	Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q/A

**	Furnished with this Form 10-Q/A

***	Interactive data files

****	Filed as a part of the Original Filing