Form 10-Q/A
period 2015-06-30
KBR, INC.
filed 2015-09-18
CIK 1357615

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("this Amendment") amends the KBR, Inc. ("the Company") Quarterly Report on Form 10-Q for the period ended June 30, 2015, which was filed with the Security and Exchange Commission on August 4, 2015 ("the Original Filing"). The Company is filing this Amendment for the purpose of including conformed signatures and specifying the appropriate report on the certifications for the Chief Executive Officer included in Exhibits 31.1 and 32.1 and for the Chief Financial Officer in Exhibits 31.2 and 32.2, which were inadvertently omitted in the Original Filing. All four certifications were fully executed on August 4, 2015 and were in our possession at the time of the Original Filing.

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