Form 10-Q
period 2015-09-30
KBR, INC.
filed 2015-11-02
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

As of October 14, 2015, there were 144,262,730 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$1,199	$1,657	$4,016	$4,949
Cost of revenues	(1,112)	(1,627)	(3,785)	(4,852)
Gross profit	87	30	231	97
Equity in earnings of unconsolidated affiliates	35	38	123	118
General and administrative expenses	(38)	(58)	(119)	(178)
Asset impairment and restructuring charges	(15)	—	(34)	—
Gain on disposition of assets	6	—	34	8
Operating income	75	10	235	45
Other non-operating income	3	34	4	18
Income before income taxes and noncontrolling interests	78	44	239	63
Benefit (provision) for income taxes	(19)	1	(61)	(30)
Net income	59	45	178	33
Net income attributable to noncontrolling interests	(4)	(15)	(17)	(54)
Net income (loss) attributable to KBR	$55	$30	$161	$(21)
Net income (loss) attributable to KBR per share:
Basic	$0.38	$0.21	$1.11	$(0.14)
Diluted	$0.38	$0.21	$1.11	$(0.14)
Basic weighted average common shares outstanding	144	145	144	145
Diluted weighted average common shares outstanding	144	145	144	145
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$59	$45	$178	$33
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(13)	(49)	(74)	(27)
Reclassification adjustment included in net income	—	—	—	1
Foreign currency translation adjustments, net of taxes of $6, $(6), $5 and $(1)	(13)	(49)	(74)	(26)
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—	—	—
Reclassification adjustment included in net income	10	8	32	25
Pension and post-retirement benefits, net of taxes of $2, $3, $5 and $7	10	8	32	25
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	—	—	—	(1)
Reclassification adjustment included in net income	1	(1)	1	(1)
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	1	(1)	1	(2)
Other comprehensive income (loss), net of tax	(2)	(42)	(41)	(3)
Comprehensive income	57	3	137	30
Less: Comprehensive income attributable to noncontrolling interests	(6)	(16)	(20)	(55)
Comprehensive income (loss) attributable to KBR	$51	$(13)	$117	$(25)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$768	$970
Accounts receivable, net of allowance for doubtful accounts of $20 and $19	699	847
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	284	490
Deferred income taxes	68	90
Other current assets	143	147
Total current assets	1,962	2,544
Property, plant, and equipment, net of accumulated depreciation of $340 and $385 (including net PPE of $51 and $57 owned by a variable interest entity)	198	247
Goodwill	324	324
Intangible assets, net of accumulated amortization of $90 and $96	38	41
Equity in and advances to unconsolidated affiliates	261	151
Deferred income taxes	176	174
Claims and accounts receivable	549	570
Other assets	143	148
Total assets	$3,651	$4,199
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$485	$742
Payable to former parent	19	56
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	500	531
Accrued salaries, wages and benefits	176	197
Nonrecourse project debt	10	10
Other current liabilities	326	488
Total current liabilities	1,516	2,024
Pension obligations	444	502
Employee compensation and benefits	110	112
Income tax payable	72	69
Deferred income taxes	175	170
Nonrecourse project debt	56	63
Deferred income from unconsolidated affiliates	103	95
Other liabilities	201	229
Total liabilities	2,677	3,264
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 175,044,525 and 174,448,399 shares issued, and 144,260,718 and 144,837,281 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,066	2,091
Accumulated other comprehensive loss ("AOCL")	(920)	(876)
Retained earnings	565	439
Treasury stock, 30,783,807 shares and 29,611,118 shares, at cost	(729)	(712)
Total KBR shareholders’ equity	982	942
Noncontrolling interests ("NCI")	(8)	(7)
Total shareholders’ equity	974	935
Total liabilities and shareholders’ equity	$3,651	$4,199
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from (used in) operating activities:
Net income	$178	$33
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29	55
Equity in earnings of unconsolidated affiliates	(123)	(118)
Deferred income tax (benefit) expense	14	(2)
Gain on disposition of assets	(34)	(8)
Gain on negotiated settlement with former parent	—	(24)
Other	29	33
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(19)	66
Costs and estimated earnings in excess of billings on uncompleted contracts	168	(109)
Accounts payable	(239)	(43)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10)	53
Accrued salaries, wages and benefits	(5)	(16)
Reserve for loss on uncompleted contracts	(100)	13
Receipts of advances from unconsolidated affiliates, net	10	14
Distributions of earnings from unconsolidated affiliates	84	212
Income taxes payable	(7)	22
Pension funding	(37)	(37)
Net settlement of derivative contracts	(40)	2
Other assets and liabilities	17	32
Total cash flows provided by (used in) operating activities	(85)	178
Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(8)	(46)
Payment for investment in partnership	(15)	—
Proceeds from sale of assets or investments	71	9
Total cash flows provided by (used in) investing activities	$48	$(37)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in financing activities:
Payments to reacquire common stock	$(22)	$(102)
Acquisition of noncontrolling interest	(40)	—
Investments from noncontrolling interests	—	10
Distributions to noncontrolling interests	(21)	(49)
Payments of dividends to shareholders	(35)	(35)
Net proceeds from issuance of common stock	1	4
Payments on short-term and long-term borrowings	(7)	(7)
Other	(4)	1
Total cash flows used in financing activities	(128)	(178)
Effect of exchange rate changes on cash	(37)	(21)
Decrease in cash and equivalents	(202)	(58)
Cash and equivalents at beginning of period	970	1,106
Cash and equivalents at end of period	$768	$1,048
Supplemental disclosure of cash flows information:
Cash paid for interest	$8	$9
Cash paid for income taxes (net of refunds)	$56	$13
Noncash financing activities
Dividends declared	$12	$12
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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•	project revenues, costs and profits on engineering and construction contracts and government services contracts, including recognition of estimated losses on uncompleted contracts

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method and cost method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of VIEs

•	valuation of share-based compensation

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

Deconsolidation of a Subsidiary

We account for a gain or loss on deconsolidation of a subsidiary or derecognition of a group of assets in accordance with the guidance in Accounting Standards Codification ("ASC") 810-10-40-5. We measure the gain or loss as the difference between (a) the aggregate of all the following: (1) the fair value of any consideration received (2) the fair value of any retained noncontrolling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated or the group of assets is derecognized and (3) the carrying amount of any noncontrolling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the noncontrolling interest) at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

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

Additional Balance Sheet Information

Other Current Liabilities

The components of “other current liabilities” on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 are presented below:

	September 30,	December 31,
Dollars in millions	2015	2014
Reserve for estimated losses on uncompleted contracts (a)	$54	$159
Retainage payable	61	88
Income taxes payable	55	61
Deferred tax liabilities	50	46
Value-added tax payable	27	31
Insurance payable	15	19
Dividend payable	12	12
Other miscellaneous liabilities (b)	52	72
Total other current liabilities	$326	$488

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

(b)	Included in other current miscellaneous liabilities is $7 million of deferred rent as of September 30, 2015 and December 31, 2014, respectively.

Other Liabilities

Included in the "other liabilities" balance on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is noncurrent deferred rent of $118 million and $128 million, respectively.

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

The following table presents revenues, gross profit, equity in earnings of unconsolidated affiliates and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2015	2014	2015	2014
Revenues:
Technology & Consulting	$79	$94	$231	$285
Engineering & Construction	828	1,196	2,758	3,546
Government Services	176	178	489	527
Other	—	—	—	—
Subtotal	1,083	1,468	3,478	4,358
Non-strategic Business	116	189	538	591
Total revenues	$1,199	$1,657	$4,016	$4,949
Gross profit (loss):
Technology & Consulting	$17	$18	$57	$48
Engineering & Construction	48	46	155	108
Government Services	8	24	3	28
Other	—	—	—	—
Subtotal	73	88	215	184
Non-strategic Business	14	(58)	16	(87)
Total gross profit (loss)	$87	$30	$231	$97
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—	$—	$—
Engineering & Construction	26	26	87	63
Government Services	9	12	36	55
Other	—	—	—	—
Subtotal	35	38	123	118
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$35	$38	$123	$118
Asset impairment and restructuring charges:
Technology & Consulting	$—	$—	$(1)	$—
Engineering & Construction	(13)	—	(25)	—
Government Services	—	—	—	—
Other	(1)	—	(5)	—
Subtotal	(14)	—	(31)	—
Non-strategic Business	(1)	—	(3)	—
Total asset impairment and restructuring charges	$(15)	$—	$(34)	$—
Segment operating income (loss):
Technology & Consulting	$16	$18	$53	$48
Engineering & Construction	61	58	201	129
Government Services	15	34	34	77
Other	(28)	(42)	(92)	(122)
Subtotal	64	68	196	132
Non-strategic Business	11	(58)	39	(87)
Total segment operating income (loss)	$75	$10	$235	$45

Prior Period Adjustment
During the second quarter of 2015, we corrected a cumulative error related to transactions between the unconsolidated affiliates associated with our Mexican offshore maintenance joint venture within our E&C business segment. The cumulative error occurred throughout the period beginning in 2007 and through the first quarter of 2015 and resulted in a $15 million favorable impact to "equity in earnings of unconsolidated affiliates" on our condensed consolidated statements of operations during the second quarter of 2015. We evaluated the cumulative error on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we do not expect our consolidated financial statements for the current annual period to be materially impacted by the error correction.
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

Dollars in millions	Reserve for Estimated Losses
Balance at December 31, 2014	$159
Changes in estimates on loss projects	(7)
Change due to progress on loss projects	(98)
Balance at September 30, 2015	$54

Dollars in millions	Reserve for Estimated Losses
Balance at December 31, 2013	$109
Changes in estimates on loss projects	76
Change due to progress on loss projects	(67)
Balance at September 30, 2014	$118

Included in the reserve for estimated losses on uncompleted contracts is $41 million as of September 30, 2015 and $80 million as of December 31, 2014 primarily related to two power project in our Non-strategic Business segment, which we recognized as loss contracts during the fourth quarter of 2014. During the three and nine months ended September 30, 2015, there were no significant changes in our estimates of losses on these projects. Our estimates of revenues and costs at completion for these power projects have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated losses at completion as of September 30, 2015 on these power projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these power projects as of September 30, 2015.

Included in the reserve for estimated losses on uncompleted contracts is $2 million as of September 30, 2015 and $53 million as of December 31, 2014 related to our Canadian pipe fabrication and module assembly projects. During the three and nine months ended September 30, 2015 we recognized favorable changes in estimates of losses on these projects of $4 million and $21 million, respectively, primarily due to negotiated settlements in the second quarter of 2015. During the three months ended September 30, 2014 we recognized favorable changes in estimates of losses of $2 million and unfavorable changes in our estimates of losses at completion of $80 million during the nine months ended September 30, 2014. We have completed or substantially completed these projects. We continue to finalize and negotiate financial closure of these projects with our customers. Our estimated losses as of September 30, 2015 on these projects represent our best estimate based on current information. Actual results could differ from the estimates we have used to account for these projects as of September 30, 2015.

Dispositions

On June 30, 2015, we closed on the sale of our Building Group subsidiary to a subsidiary of Pernix Group, Inc., for consideration of $23 million, net cash proceeds including working capital adjustments and the assumption of some liabilities. The sale of the Building Group within our Non-strategic Business segment is consistent with our restructuring plans announced in December 2014. The disposition resulted in a pre-tax gain of $27 million and is subject to future adjustments resulting from the finalization of the closing balance sheet. The gain is included under “gain on disposition of assets” on our condensed consolidated statements of operations

On September 30, 2015, we executed agreements to establish two strategic relationships within our E&C business segment. See Note 7 to our condensed consolidated financial statements for information about dispositions related to the establishment of these new strategic relationships.

Restructuring

Included in "other current liabilities" on our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 are $9 million and $21 million, respectively, representing unpaid termination benefits related to our workforce reduction which was announced as a part of our strategic reorganization in the last quarter of 2014. We recognized an additional $11 million of termination benefits within our E&C and Non-strategic Business segments in the second quarter. During 2015, we made payments of $23 million.

Subsequent Event

Subsequent to September 30, 2015, we reached a definitive agreement for the sale of our U.S. Infrastructure business within the Non-strategic Business segment.

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

The components of our cash and equivalents balance are as follows:

	September 30, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$136	$298	$434
Time deposits	259	6	265
Cash and equivalents held in joint ventures	65	4	69
Total	$460	$308	$768

	December 31, 2014
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$209	$121	$330
Time deposits	481	79	560
Cash and equivalents held in joint ventures	71	9	80
Total	$761	$209	$970

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

Our international cash balances are primarily held in Australia and the Netherlands.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	September 30, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$68	$68
Engineering & Construction	36	411	447
Government Services	2	87	89
Other	—	5	5
Subtotal	38	571	609
Non-strategic Business	56	34	90
Total	$94	$605	$699

	December 31, 2014
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$51	$51
Engineering & Construction	45	538	583
Government Services	5	84	89
Other	—	3	3
Subtotal	50	676	726
Non-strategic Business	48	73	121
Total	$98	$749	$847

In addition, noncurrent retainage receivable included in "other assets" on our condensed consolidated balance sheets was $1 million and $14 million as of September 30, 2015 and December 31, 2014, respectively, primarily in our Non-strategic Business segment.

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$32	$38
Engineering & Construction	159	357
Government Services	90	73
Subtotal	281	468
Non-strategic Business	3	22
Total	$284	$490

Our BIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$65	$56
Engineering & Construction	252	212
Government Services	90	93
Subtotal	407	361
Non-strategic Business	93	170
Total	$500	$531

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2015	2014
Amounts included in project estimates-at-completion at January 1,	$31	$115
Changes in estimates-at-completion	48	81
Approved (a)	(46)	(134)
Amounts included in project estimates-at-completion at September 30,	$33	$62

Amounts recorded in revenues on a percentage-of-completion basis at September 30,	$32	$53

(a)	Includes $6 million of adjustments associated with the sale of our Building Group subsidiary in the second quarter of 2015.

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims on a percentage-of-complete basis was $59 million as of September 30, 2015 and $84 million as of September 30, 2014 on a project in our E&C business segment. The decrease is primarily due to changes in estimated costs of unapproved change orders related to our unconsolidated affiliates.

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

It is possible that liquidated damages related to several projects totaling $6 million at September 30, 2015 and $12 million at December 31, 2014, respectively, (including amounts related to our share of unconsolidated subsidiaries), could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance we have concluded these liquidated damages are not probable; therefore, they have not been recognized.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	September 30,	December 31,
Dollars in millions	2015	2014
Engineering & Construction	$425	$425
Government Services	124	145
Total	$549	$570

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	September 30,	December 31,
Dollars in millions	2015	2014
Beginning balance	$151	$156
Equity in earnings of unconsolidated affiliates	123	163
Distribution of earnings of unconsolidated affiliates	(84)	(249)
Advances	(10)	(13)
Investments (a)	76	—
Foreign currency translation adjustments	(9)	(1)
Other	2	—
Balance before reclassification	$249	$56
Reclassification of excess distribution	16	102
Recognition of excess distributions	(4)	(7)
Ending balance	$261	$151

(a)
Investments include a $58 million investment in the Brown & Root Industrial Services joint venture and a $20 million investment in EPIC Piping, including prior quarter dispositions related to the Building Group. See below for further discussion related to joint venture formations and investments.

During 2014, we received cash dividends of $102 million in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as “deferred income from unconsolidated affiliates” on our condensed consolidated balance sheets and will recognize these dividends as earnings are generated by the investment. We recognized $7 million of the excess dividends during 2014. During 2015, we received an additional $16 million of cash dividends in excess of the carrying value of our investment and recognized $4 million of excess dividends.

New Investment

On September 30, 2015, we executed an agreement with Bernhard Capital Partners ("BCP"), the private equity firm, to establish the Brown & Root Industrial Services joint venture. In connection with the formation of the joint venture, we contributed our Industrial Services Americas business and received net cash consideration of $48 million and a 50% interest in the joint venture. As a result of the transaction, we no longer have a controlling interest in this Industrial Services business and have deconsolidated it effective September 30, 2015. The transaction resulted in a pre-tax gain of $7 million, which is included in “gain on disposition of assets” on our condensed consolidated statements of operations. The fair value of our retained interest in the former subsidiary was determined using both a market approach and an income approach. Cash consideration was the primary input used for the market approach.
The Brown & Root Industrial Services joint venture will continue to offer services similar or related to those offered when the business was part of KBR. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Our continuing involvement in the joint venture will be through our 50% voting interest and representation on the board of managers. Consistent with our other equity investments, transactions between us and the joint venture, if any, will be deemed related party transactions. Also, in connection with this transaction, we entered into an agreement effective October 1, 2015 to provide specified transition services to the new joint venture over a limited duration. The joint venture will reimburse us for all costs incurred on these transition services.
On September 30, 2015, we acquired general and limited partner interests in a partnership that owns a pipe fabrication business operating under the name EPIC Piping LLC ("EPIC"). BCP also holds general and limited partner interests in this partnership. Consideration for these interests was $15 million in cash and contribution of the majority of our Canada pipe fabrication and module assembly business. We have determined that this arrangement is not a VIE and we will account for our ownership interest using the equity method. In addition, we entered into an alliance agreement with EPIC to provide certain pipe fabrication services to KBR. As a result of these transactions we recognized a $9 million charge on the early termination of leases related to a Canadian fabrication yard and a $5 million impairment of our Canadian enterprise resource planning assets.
Related Party Transactions

We often provide engineering, construction management and other services as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. For the three and nine months ended September 30, 2015 our revenues included $96 million and $223 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment. For the three and nine months ended September 30, 2014 our revenues included $84 million and $228 million, respectively, related to services we provided to our joint ventures in our E&C business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
Dollars in millions	2015	2014
Accounts receivable, net of allowance for doubtful accounts	$10	$7
Costs and estimated earnings in excess of billings on uncompleted contracts	$6	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$52	$21

Our related party accounts payable for both periods were immaterial.

Unconsolidated Variable Interest Entities

Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture reduced for any unearned revenues on the projects. On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table below, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys liquefied natural gas ("LNG") project joint venture executes a project that has a lump sum component; in addition to the maximum exposure to loss indicated in the table below, we have an exposure to losses to the extent of our ownership percentage in the joint venture if the project exceeds the lump sum component. Our maximum exposure to loss on the EBIC Ammonia plant reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant. We continue to monitor our investment in this joint venture as the profitability of its operations has been impacted by the challenges related to the availability of natural gas feedstock in Egypt.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balances sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	September 30, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$15	$127	$15
Ichthys LNG project	$72	$58	$72
U.K. Road projects	$35	$11	$35
EBIC Ammonia plant (65% interest)	$37	$2	$23

	December 31, 2014
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$118	$17
Ichthys LNG project	$49	$35	$49
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$42	$2	$26

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2015
	Total assets	Total liabilities
Gorgon LNG project	$152	$176
Escravos Gas-to-Liquids project	$15	$31
Fasttrax Limited project	$80	$75

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Gorgon LNG project	$282	$309
Escravos Gas-to-Liquids project	$23	$36
Fasttrax Limited project	$83	$81

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

Note 8. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
Dollars in millions	2015		2014
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	1	19	1	23
Expected return on plan assets	—	(24)	(1)	(26)
Recognized actuarial loss	1	11	1	10
Net periodic benefit cost	$2	$6	$1	$8

	Nine Months Ended September 30,
Dollars in millions	2015		2014
	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$2
Interest cost	2	57	2	68
Expected return on plan assets	(2)	(73)	(3)	(78)
Recognized actuarial loss	4	33	3	29
Net periodic benefit cost	$4	$18	$2	$21

For the nine months ended September 30, 2015, we have contributed approximately $32 million of the $43 million we expect to contribute to our international plans in 2015. For the nine months ended September 30, 2015, we have also contributed $5 million to one of our domestic plans that we are in the process of terminating.

Note 9. Debt and Other Credit Facilities

Credit Agreement

On September 25, 2015, we entered into a new $1 billion, unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks replacing the previous agreement which was scheduled to mature in December 2016. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries, matures in September 2020 and is available for cash borrowings and the issuance of letters of credit related to general corporate needs. Subject to certain conditions, we may request (i) that the aggregate commitments under the Credit Agreement be increased by up to an additional $500 million, and (ii) that the maturity the Credit Agreement be extended by two additional one-year terms.

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, except for the period ended September 30, 2015, for which the prior three fiscal quarters are utilized, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of September 30, 2015, there were $130 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, as defined in the Credit Agreement, which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. As of September 30, 2015, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million outstanding at any time. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 12 to our condensed consolidated financial statements). As of September 30, 2015, the remaining availability under the Distribution Cap was approximately $750 million.

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

Note 10. Income Taxes

The effective tax rate was approximately 24% and 26% for the three and nine months ended September 30, 2015, respectively. The effective tax rate for both the three and nine months ended September 30, 2015 includes the net effect of changes in our reserve for uncertain tax positions, additional prior year foreign withholding taxes and other net changes.

The effective tax rate was approximately (2)% and 48% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three months ended September 30, 2014 was impacted by discrete tax benefits including a reduction in our reserve for uncertain tax positions as a result of lapse of stature of limitations. The effective tax rate for the nine months ended September 30, 2014 includes the recognition of a valuation allowance on the losses recognized on our Canadian pipe fabrication and module assembly projects.

Our estimated annual rate for 2015 is 25%, which is lower than the U.S. statutory rate of 35% due to lower tax rates on foreign earnings and noncontrolling interests of approximately 5% and 9%, respectively, offset by an increase in the estimated annual rate due to withholding tax obligations for which we do not expect to recognize an offsetting foreign tax credit in 2015. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2015 earnings are generated.

The valuation allowance for deferred tax assets as of September 30, 2015 and December 31, 2014 was $478 million and $538 million, respectively. The change in the valuation allowance was a decrease of $48 million and an increase of $3 million in the three months ended September 30, 2015 and 2014, respectively and a decrease of $60 million and increase of $35 million for the nine months ended September 30, 2015 and 2014, respectively. The valuation allowance is primarily related to U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. The decrease in the valuation allowance is primarily related to the utilization of federal tax attributes as a result of the gains on disposition of assets and jurisdictional sourcing of profits. The tax benefit associated with the reduction in the valuation allowance is reflected in our estimated annual effective tax rate for the year.

The reserve for uncertain tax positions included in "other liabilities" and "deferred income taxes" on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 was $253 million and $228 million, respectively. The net increase in the uncertain tax position for the three months ended September 30, 2015 and 2014 was $18 million and $57 million, respectively, and $25 million and $57 million for the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, the net change includes approximately $43 million in increases in uncertain tax positions in foreign jurisdictions offset by $16 million benefits from lapse of statute of limitations. During the three and nine months ended September 30, 2014, we recognized an approximately $62 million increase in our reserve for uncertain tax positions related to a 2009 amended tax return position and a $5 million benefit from lapse of statute of limitations.

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

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the U.S. government are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts as new information becomes known. A summary of our Form 1s received and amounts associated with our Form 1s is as follows:

	September 30,	December 31,
Dollars in millions	2015	2014
Form 1s issued by the U.S. government and outstanding (a)	$174	$188
Amounts withheld by U.S. government (included in the Form 1s amount above) (b)	83	96
Amounts withheld from subcontractors by us	32	32
Claims loss accruals (c)	26	25

(a)	Included in the amounts shown is $56 million related to our Private Security matter discussed below.

(b)
Recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We believe these amounts are probable of collection. See discussions below for details of amounts withheld by the U.S. government on Form 1s.

(c)
Recorded as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood we would incur a loss related to these matters in excess of the loss accruals we have recorded is remote.

Summarized below are some of the details associated with individual Form 1s as part of the total explained above.

Private Security. Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of private security contractors ("PSCs") by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The U.S. government challenged $56 million in billings. The U.S. government had previously paid $11 million and has withheld payments of $45 million, which as of September 30, 2015 we have recorded as due from the U.S. government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with KBR's position that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, that there was a need for force protection and that the costs were reasonable. The ASBCA also found that the Army breached its obligation to provide force protection. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. The Army appealed and on September 15, 2015, the Federal Court ruled, affirming the ASBCA's decision in part, reversing in part, and remanding the issue of the Government's alleged breach of contract to the ASBCA for further consideration and definitive ruling. We are reviewing our options as to the most effective path forward. Any motion for rehearing must be filed by October 30, 2015. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Containers. In June 2005, the DCAA questioned billings on costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The Defense Contract Management Agency ("DCMA") recommended that payment for the billings be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The Form 1 was issued for $51 million in billings. Of this amount, the U.S. government had previously paid $25 million and has withheld payments of $26 million, which as of September 30, 2015, we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.

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

CONCAP III. From February 2009 through September 2010, we received Form 1s from the DCAA disapproving billed costs related to work performed under our CONCAP III contract with the U.S. Navy to provide emergency construction services primarily to U.S. government facilities damaged by Hurricanes Katrina and Wilma. The Form 1 was issued for $25 million in billings. The U.S. government had previously paid $15 million and has withheld payments of $10 million, which as of September 30, 2015 we have recorded as due from the U.S. government related to this matter in "claims and accounts receivable" on our condensed consolidated balance sheets.

In February 2012, the Contracting Officer rendered a Contracting Officer Final Determination (“COFD”) disallowing $15 million of direct costs. We filed an appeal with the ASBCA in June 2012. Trial was held before the ASBCA in September 2014, and post hearing briefs were filed in November 2014. We expect it will take several months before a ruling is issued on this matter. We believe we undertook adequate and reasonable steps to ensure that proper bidding procedures were followed and the amounts billed to the U.S. government were reasonable and not in violation of the Federal Acquisition Regulations ("FAR") and that the ASBCA will rule in our favor. As of September 30, 2015, we have accrued our estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Other. The U.S. government has issued Form 1s for other matters questioning $42 million of billed costs. For these matters, the U.S. government previously paid $40 million and has withheld payment of $2 million, which we have recorded in "claims and accounts receivable" on our condensed consolidated balance sheets. We have accrued our estimate of probable loss in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

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

As a result of these audits, there are risks that costs we have claimed as recoverable may be assessed by the U.S. government to be unallowable.  We believe our claims are in compliance with our contract terms.  In some cases, we may not reach agreement with the DCAA or the ACOs regarding potentially unallowable costs which may result in our filing of claims in various courts such as the ASBCA or the COFC.  We have accrued our estimate of potentially unallowable costs using a combination of specific estimates and our settlement rate experience with the U.S. government.  We have received audit reports for both direct and indirect incurred costs for the years 2004 through 2011 and have not received audit reports for 2012 through 2013.  Additionally, we have reached an agreement with the U.S. government on definitive incurred cost rates for the years 2003 through 2010. At September 30, 2015, we have accrued $21 million as our estimate of probable loss as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets related to open audit.

For those years in which we have received audit reports and negotiated final settlements for both direct and indirect claimed costs, we have experienced an aggregate disallowance rate of approximately 0.1% of such costs. This has been slightly more favorable than the allowances we had previously provided.  For the period 2003 through 2010 we incurred claimed costs of $46 billion. We have reached negotiated settlement on all but $36 million which is still under review and negotiation. In reaching these settlements we have conceded $41 million. For the years 2012 through 2013 we incurred costs of $1 billion that are still under audit.

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

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. FKTC sought damages in the amount of $134 million. After complete hearings on all of FKTC's claims, an arbitration panel awarded $17 million and interest to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we have determined that we owe FKTC $30 million in connection with other subcontracts. We had an agreement with FKTC that no damages will be paid until our counterclaim is decided, but FKTC filed a motion with the arbitration panel to compel KBR to pay all amounts outstanding. We paid FKTC $15 million in the third quarter of 2014, $4 million in the fourth quarter of 2014 and will pay $4 million on pay-when-paid terms. On March 24, 2015, we received a demand letter from FKTC seeking an additional $3 million; however, a formal claim has not been filed in the arbitration. On August 11, 2015, the arbitration panel issued its ruling, denying FKTC’s requests that the Tribunal (i) issue a Final Award, (ii) “set a schedule to consider whether KBR’s contingent claims can be summarily dismissed as a matter of law” and (iii) determine “pre-judgment and post-judgment interest apply to the 2009 Stipulation amounts and that post-judgment interest applies to the 2014 settlement amount." We have accrued amounts we believe are payable to FKTC in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets.

We believe any cost of litigation or any damages ultimately awarded to FKTC will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote. See the additional legal action with the ASBCA in the container litigation discussed above.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier. This incident occurred at the Radwaniyah Palace Complex near Baghdad, Iraq. It is alleged in the suit that the electrocution incident was caused by improper electrical maintenance or other electrical work. KBR denies that its conduct was the cause of the event and denies legal responsibility. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. On July 13, 2012, the Court granted our motions to dismiss, concluding that the case is barred by the Political Question Doctrine and preempted by the Combatant Activities Exception to the Federal Tort Claims Act. The plaintiffs appealed to the Third Circuit Court of Appeals. In August 2013, the Third Circuit Court of Appeals issued an opinion reversing the trial court's dismissal and remanding for further discovery and legal rulings. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. The case is now before the U.S. District Court for the Western District of Pennsylvania for further action. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of September 30, 2015, no amounts have been accrued.

We believe any costs of litigation and any damages which might be awarded will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter is remote.

Burn Pit litigation. From November 2008 through March 2013, KBR was served with over 50 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The lawsuits primarily allege negligence, willful and wanton conduct, battery, intentional infliction of emotional harm, personal injury and failure to warn of dangerous and toxic exposures which has resulted in alleged illnesses for contractors and soldiers living and working in the bases where the pits were operated. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. In February 2013, the Court dismissed the case against KBR, accepting all of KBR's defense claims including the Political Question Doctrine; the Combatant Activities Exception to the Federal Tort Claims Act; and Derivative Sovereign Immunity. The plaintiffs appealed to the Fourth Circuit Court of Appeals on March 27, 2013. On March 6, 2014, the Fourth Circuit Court vacated the order of dismissal and remanded this multi-district litigation for further action, including a ruling on state tort law and its impact upon the "Contractor on the Battlefield" defenses. KBR filed a petition for certiorari with the U.S. Supreme Court and on January 20, 2015, the Supreme Court denied certiorari. The cases are now before the District Court in Baltimore, Maryland for further action in conformity with the Fourth Circuit's ruling. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2015, no amounts have been accrued.

We believe any costs of litigation and any damages which might be awarded will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter is remote.

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

We believe any costs of litigation and any damages which might be awarded will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter is remote.

Texas Proceedings. After an interlocutory appeal under 28 U.S.C. § 1292(b) to the U.S. Court of Appeals for the Fifth Circuit on KBR's motion to dismiss regarding its "Contractor on the Battlefield" defenses, on November 7, 2013 a three judge panel of the Court returned the case to the trial court, holding the interlocutory appeal was improperly granted. We sought review by the entire court on this opinion which was denied. On January 23, 2015, the U.S. District Court for the Southern District of Texas issued several orders dismissing all of the plaintiffs' claims except for intentional infliction of emotional distress. On February 2, 2015, KBR filed a motion for summary judgment on this claim which was denied for procedural reasons. The Plaintiffs' filed their choice of law motion for reconsideration of the judge's dismissal of their negligence claims on March 16, 2015 and we filed our choice of law motion on April 15, 2015. On August 10, 2015, the trial judge issued an order holding Texas law applies to the case, including the intentional infliction of emotional distress claim. The court also vacated the order denying KBR's motion for summary judgment dismissal of the intentional infliction of emotional distress claim and asked the plaintiffs to file a reply, which they did. On October 23, 2015 the court dismissed the remaining intentional infliction of emotional distress claim and issued a final judgment dismissing all of the plaintiffs' claims. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2015, no amounts have been accrued.

Oregon Proceedings. On November 2, 2012 in the Oregon case, a jury in the U.S. District Court for the District of Oregon issued a verdict in favor of the plaintiffs on their claims, and awarded them approximately $10 million in actual damages and $75 million in punitive damages. We filed post-verdict motions asking the court to overrule the verdict or order a new trial. On April 26, 2013, the court ruled for plaintiffs on all issues except one, reducing the total damages to $81 million which consists of $6 million in actual damages and $75 million in punitive damages. The court issued a final judgment on May 10, 2013, which was consistent with the previous ruling. KBR appealed the ruling. Our basis for appeal included the trial court's denial of the Political Question Doctrine, the Combat Activities Exception in the Federal Tort Claims Act and improper ruling on personal jurisdiction. On May 14, 2015, the Ninth Circuit issued an order reversing and remanding the case for dismissal or transfer based on a lack of personal jurisdiction over KBR in Oregon. The parties have agreed and requested that the case should be dismissed and refiled in the Southern District of Texas to be consolidated with the case pending in the Texas federal court mentioned above. The plaintiffs also agreed that all prior rulings in the Texas proceedings apply to the Bixby plaintiffs. Our motion for appeal related legal costs against the plaintiffs was denied by the trial court and we are appealing this denial to the Ninth Circuit. We have filed proceedings to enforce our rights to reimbursement and payment of legal costs pursuant to the FAR under the Restore Iraqi Oil ("RIO") contract with the USACE as referenced below. At this time we believe the likelihood that we will ultimately incur a loss related to this matter is remote. As of September 30, 2015, no amounts have been accrued.

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

On March 7, 2014, the COFC issued a ruling on the U.S. government's motion dismissing KBR's claims on procedural grounds. The decision did not prohibit us from resubmitting the claims to the contracting officer and we promptly refiled those claims. On April 4, 2014, we submitted a supplemental certified claim to the RIO contracting officer for additional legal fees incurred in defending the sodium dichromate cases. On June 9, 2014, we filed an appeal to the ASBCA due to the contracting officer's failure to issue a final decision on claims totaling approximately $30 million. The USACE filed an answer, denying our claims. We filed a motion for judgment on the pleadings, asking the court to rule in KBR's favor on the 85-804 indemnity clause based on the admissions made by the USACE in its answer. The court has agreed to stay our other claims while we conduct limited discovery on the 85-804 indemnity. On December 23, 2014, we filed a Motion for Partial Summary Judgment asking the ASBCA to find that, based on discovery conducted to date, the sodium dichromate related incidents and litigation are within the definition of the "unusually hazardous risks" language in the 85-804 indemnity agreement. On August 17, 2015, the ASBCA issued an order holding that KBR is entitled to reimbursement of the sodium dichromate legal fees and any resulting judgments pursuant to the 85-804 indemnity agreement. We do not yet know if the government will appeal this ruling. We subsequently filed a motion for summary judgment asking the ASBCA to find that the $30 million in legal fees are reasonable and payable by the government to KBR pursuant to the indemnity agreement.

Qui tams. On the active qui tams of which we are aware, the U.S. government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of September 30, 2015, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the controlling provisions of the FAR. As of September 30, 2015, we have incurred $14 million in legal costs to date in defending ourselves in qui tams.

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

Over the last 18 months, we successfully sought review and reversal of the trial court's opinion on KBR's attorney client and work product privileges. After the second reversal, KBR was notified that the case has been transferred to a new District Court Judge. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of September 30, 2015 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs; that KBR did not verify the costs; that FKTC had contractually assumed the risk for the costs which KBR submitted to the U.S. government; that KBR concealed information about FKTC's costs from the U.S. government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done; and that KBR submitted false claims for reimbursement to the U.S. government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. We believe these sums were properly billed under our contract with the Army and are not prohibited under the LogCAP III contract. We strongly contend that we followed the law and no fraud was committed. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014 and on May 23, 2014 the U.S. government filed a Motion to Strike certain affirmative defenses which was denied. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. A scheduling conference was held on December 5, 2014 and we expect discovery be completed in 2016. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2015, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that 3 former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. While the suit is relatively new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the U.S. government opposed. On April 22, 2014, we filed our answer and in May 2014 the U.S. government filed a Motion to Strike certain affirmative defenses and this motion was granted on March 30, 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of September 30, 2015, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case will start this year and likely run well into 2016.

Other Matters

Claims. We have filed claims with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts. Included in our condensed consolidated balance sheets are claims for costs incurred under various U.S. government contracts totaling $142 million at September 30, 2015. These claims relate to disputed costs and/or contracts where our costs have exceeded the U.S. government's funded value on the task order. We have $124 million of claims primarily from de-obligated funding on certain task orders that were also subject to Form 1s relating to certain DCAA audit issues discussed above.  We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs. These claims are recorded in "claims and accounts receivable" on our condensed consolidated balance sheets.  The remaining claims balance of $18 million is recorded in "CIE" on our condensed consolidated balance sheets. The amounts recorded in CIE represent costs for which incremental funding is pending in the normal course of business. The claims outstanding at September 30, 2015 are considered to be probable of collection and have been previously recognized as revenues.

On January 21, 2015, we were notified by the U.S. government Defense Security Service ("DSS") Facility Security Office that our facility security clearance had been marked "invalid" based on findings from their recent evaluation of our processes and procedures for inappropriately handling documents provided to KBR by the U.S. Army during the performance of our LogCAP III contract. Due to the invalidation of our facility security clearance, the GS business segment was precluded from bidding on new work for contracts with security requirements.  We were permitted to continue the work we were currently performing and be awarded new task orders under existing contracts; however, no new work could be awarded until this matter was resolved. On March 12, 2015, our facility security clearance was reinstated allowing us to compete for new U.S. government contracts. This matter is now resolved.

Note 12. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and Local 58/NECA Funds, seek class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our current and former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. The case is currently pending in the U.S. District Court for the Southern District of Texas, Master File No. 14-cv-01287. We filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants and the motion was denied on September 3, 2015. We intend to continue to vigorously defend against these claims. Discovery in the case has begun and is expected to continue into 2016. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Butorin v. Blount et al, is a shareholder derivative complaint, filed on May 27, 2014 in the U.S. District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. On March 31, 2015, the District Court transferred the case to the U.S. District Court of Delaware. The court has approved a stay of the action pending resolution of the motion to dismiss the security litigation. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
Stella Dupree and Donald Taylor v. KBR, Inc., was filed by shareholders of the Company on May 12, 2015 in Delaware Chancery Court seeking the right to inspect and make copies of certain books and records of the Company under §220 of Delaware General Corporation Law relating primarily to the restatement of our 2013 annual financial statements. The Company has agreed to provide a limited set of documents. After the documents are produced, the matter will be dismissed.
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

U.S. Proceedings. Collection efforts have involved multiple actions. On August 27, 2013, the U.S. District Court for the Southern District of New York entered an order stating it would confirm the award even though it had been annulled in Mexico (see Mexico proceedings discussion below). On September 25, 2013, the District Court entered the signed final judgment of $465 million, which includes the arbitration award and approximately $106 million for performance bonds discussed below, plus interest. The judgment also requires that each party pay value added tax on the amounts each has been ordered to pay. PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted $465 million cash as security for the judgment pending appeal. Oral argument on the appeal was held on November 20, 2014. The U.S. government was invited to file a brief and did so, and the parties have filed responses to the U.S. government's brief. We continue to await the Court's ruling on the matter and while the Court may request additional briefing, there has been no indication it will do so. There has also been no indication as to when a decision will be reached and we are not aware of any factors preventing a decision from being reached. PEMEX and PEP could seek rehearing at the court of appeals and a review by the U.S. Supreme Court. At this time, we are unable to predict the timing of any ruling or resolution concerning this matter.

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

Consistent with our treatment of claims, we have recorded $401 million, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets as we believe it is probable we will recover the amounts awarded to us, including interest and expenses and the amounts we paid on the bonds. PEP has cash posted in the U.S. and assets in Luxembourg, which we believe we will be able to attach as a result of the recognition of the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of September 30, 2015, we continue to classify the amount due from PEP, including the amounts paid on the performance bonds, as long term.

Note 13. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	14	14	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(35)	—	(35)	—	—	—
Repurchases of common stock	(22)	—	—	(22)	—	—
Issuance of ESPP shares	5	—	—	5	—	—
Distributions to noncontrolling interests	(21)	—	—	—	—	(21)
Net income	178	—	161	—	—	17
Other comprehensive income (loss), net of tax	(41)	—	—	—	(44)	3
Balance at September 30, 2015	$974	$2,066	$565	$(729)	$(920)	$(8)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders	(35)	—	(35)	—	—	—
Repurchases of common stock	(102)	—	—	(102)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Investments by noncontrolling interests	10	—	—	—	—	10
Distributions to noncontrolling interests	(49)	—	—	—	—	(49)
Net income (loss)	33	—	(21)	—	—	54
Other comprehensive income, net of tax	(3)	—	—	—	(4)	1
Balance at September 30, 2014	$2,317	$2,085	$1,692	$(708)	$(744)	$(8)

Accumulated other comprehensive loss, net of tax

	September 30,
Dollars in millions	2015	2014
Accumulated foreign currency translation adjustments, net of tax of $1 and $(1)	$(280)	$(158)
Pension and post-retirement benefits, net of tax of $(226) and $(214)	(638)	(583)
Fair value of derivatives, net of tax of $0 and $0	(2)	(3)
Total accumulated other comprehensive loss	$(920)	$(744)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(77)	—	—	(77)
Amounts reclassified from accumulated other comprehensive income	—	32	1	33
Balance at September 30, 2015	$(280)	$(638)	$(2)	$(920)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	(28)	—	(1)	(29)
Amounts reclassified from accumulated other comprehensive income	1	25	(1)	25
Balance at September 30, 2014	$(158)	$(583)	$(3)	$(744)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2015	2014	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(37)	$(32)	See (a) below
Tax benefit	5	7	Provision for income taxes
Net pension and post-retirement benefits	$(32)	$(25)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 8 to our condensed consolidated financial statements for further discussion.

Note 14. Share Repurchases

Authorized Share Repurchase Program

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

Share Maintenance Programs

Stock options and restricted stock awards granted under the KBR Stock and Incentive Plan may be satisfied using shares of our authorized but unissued common stock or our treasury share account.

The Employee Stock Purchase Plan ("ESPP") allows eligible employees to withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR common stock. These shares are issued from our treasury share account.

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold ordinary shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share based equity awards under the KBR Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	250,000	$16.92	$4	746,440	$15.72	$12
Repurchases under the existing share maintenance programs	—	—	—	466,974	15.43	7
Withheld to cover shares	7,868	17.85	—	163,274	16.97	3
Total	257,868	$16.94	$4	1,376,688	$15.77	$22

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	175,522	$20.78	$4	3,149,151	$26.89	$85
Repurchases under the existing share maintenance programs	125,078	20.78	2	587,970	26.13	15
Withheld to cover shares	6,222	22.11	—	73,050	27.76	2
Total	306,822	$20.81	$6	3,810,171	$26.79	$102

Note 15. Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Shares in millions	2015	2014	2015	2014
Basic weighted average common shares outstanding	144	145	144	145
Stock options and restricted shares	—	—	—	—
Diluted weighted average common shares outstanding	144	145	144	145

For purposes of applying the two-class method in computing income (loss) per share, there were $0.5 million and $1.4 million net earnings allocated to participating securities, or a negligible amount per share, for the three and nine months ended September 30, 2015, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2014 were $0.2 million and none, respectively. The diluted income (loss) per share calculation did not include 3.6 million antidilutive weighted average shares for the three and nine months ended September 30, 2015. The diluted income (loss) per share calculation did not include 3.4 million and 2.8 million antidilutive weighted average shares for the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2015, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $56 million, all of which had durations of 33 days or less. We also had approximately $16 million (notional value) of cash flow hedges of up to 27 months in duration.

The fair value of our balance sheet and cash flow hedges included in "other current assets" on our condensed consolidated balance sheets was less than $1 million and $3 million at September 30, 2015 and December 31, 2014, respectively. The fair value of our balance sheet and cash flow hedges included in "other current liabilities" on our condensed consolidated balance sheets is $2 million and $7 million at September 30, 2015 and December 31, 2014, respectively. These fair values of our derivatives are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.
The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "other non-operating income" on our condensed consolidated statements of operations.

	September 30,	December 31,
Gains (losses) dollars in millions	2015	2014
Balance sheet hedges - fair value	$(37)	$(47)
Balance sheet position - remeasurement	49	47
Net	$12	$—

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

Business Environment

Demand for our services depends primarily on the level of capital expenditure in our market sectors, which is driven generally by global and regional economic growth (primarily GDP growth) and more specifically by the demand for energy and derivative products and government services. While the decline in oil prices is having a near term adverse impact on the global hydrocarbons industry, we continue to see long-term growth in energy projects such as low cost production, shallow water, onshore production, subsea tiebacks and brownfields revamping. Low energy prices reflected in the current oil price provide opportunities in new brownfield liquefied natural gas ("LNG") and new petrochemicals, chemicals and fertilizer markets. We believe KBR has a balanced portfolio of upstream, midstream and downstream projects and recurring revenues in outsourced government services, which we believe provide us with less exposure to the oil price declines than some of our peers.
We expect LNG demand to grow annually mainly in Asia and demand in Europe to rebound. We expect global capacity coming online in the next 15 years to translate to the letting of two new LNG plants per year and we believe growth regions include the United States ("U.S.") Gulf Coast and the Asia-Pacific region, Canada and East Africa.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Overview of Financial Results

Our results for the quarter ended September 30, 2015 were significantly improved from the third quarter of 2014 driven by strong operational performance, including a positive earnings contribution from power projects in our Non-strategic Business segment versus more than $30 million in charges taken in the third quarter of 2014. Continued steady progress towards the achievement of our strategic objectives also contributed to our results, including reduced overhead costs and de-risking of the business through the completion or near completion of loss projects.

Our E&C business segment, where we execute large engineering, procurement and construction ("EPC") projects, generated revenues of $828 million and gross profit of $48 million through continued operational performance and successful execution on two mega-LNG projects in Australia. This business segment continues to actively pursue opportunities for LNG, floating LNG ("FLNG"), oil & gas, ammonia and chemicals projects and expects increased growth in services contracts executed by our recently completed Brown & Root Industrial Services joint venture with Bernhard Capital Partners ("BCP"). We have substantially completed work on the seven Canadian pipe fabrication and module assembly projects. One of these projects is a master services-type agreement that provides our client with the right, but not the obligation, to place new pipe fabrication and module assembly orders until 2017. We have not received any new orders under this agreement since 2013. The majority of our Canadian pipe fabrication and module assembly business has now been contributed to a separate third party pipe fabrication entity as part of our minority ownership in that entity.

During the quarter, despite being challenged by reduced proprietary equipment sales and professional consulting services, our T&C business segment’s gross profits were relatively equal to the prior year.

Our GS business segment provides support services to the United Kingdom (“U.K.”) Ministry of Defence (“MoD”) related to maintenance of military facilities under multi-year contracts. Our business in support of the U.S. military continues to experience increased activity on the LogCAP IV and other international operating base contracts. However, this business segment continues to be adversely impacted by legal fees associated with LogCAP III and Restore Iraqi Oil (“RIO”) legacy projects executed during the Iraq wars. The GS business segment is well placed in sole source negotiations on two large-scale contracts for the U.K. MoD.

Our Non-strategic Business segment was created as a part of our restructuring initiative and is primarily composed of three EPC power projects, two of which are currently in loss positions. The execution and close out of projects within the Non-strategic segment is the responsibility of our E&C management team. During the third quarter of 2015, one project was completed, while the remaining two projects are scheduled for completion in 2016 and 2017, respectively. During the quarter ended September 30, 2015, this business segment benefited from improved performance and a favorable settlement with a major vendor.

Subsequent Event

Subsequent to September 30, 2015, we reached a definitive agreement for the sale of our U.S. Infrastructure business within the Non-strategic Business segment.

The information below is an analysis of our consolidated results for the three months ended September 30, 2015. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Revenues	$1,199	$1,657	$(458)	(28)%

The decrease in consolidated revenues was primarily due to reduced activity within our E&C business segment from the substantial completion one of the major LNG projects in Australia. The decrease in revenues was also attributable to the completion or substantial completion of several projects in the U.S., Middle East and Canada. These decreases were partially offset by increased work or ramp up on chemicals and ammonia projects in the U.S. and a new oil and gas project in Europe. Our revenues were also impacted by activity within our Non-strategic Business segment, including the elimination of revenues related to the Building Group, which we sold at the end of the second quarter of 2015, and the continued wind-down on two power projects that are nearing completion. In addition, the decline in both proprietary equipment sales and awards of new consulting contracts from upstream oil related projects within our T&C business segment contributed to the decrease.

Gross Profit	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gross profit	$87	$30	$57	190%

The increase in consolidated gross profit was primarily due to the non-recurrence of losses and charges in the third quarter of 2015 that were recognized during the corresponding period of 2014 on projects within our E&C and Non-strategic Business segments. Gross profit was also impacted by the recognition of favorable settlements in the third quarter of 2015 within our Non-strategic Business segment, ongoing execution on base operations and other contracts within our GS business segment and reduced overhead spending within our E&C business segment. This increase was partially offset by the non-recurrence of favorable settlements in the third quarter of 2015 related to dispute resolution activities in our GS segment recognized in the corresponding period of 2014 and reduced activity on the major LNG project discussed above.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Equity in earnings of unconsolidated affiliates	$35	$38	$(3)	(8)%

The decrease in equity in earnings of unconsolidated affiliates was due to scheduled maintenance spending during the third quarter on a joint venture in our GS business segment that occurred in the fourth quarter of 2014.

General and Administrative Expenses	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
General and administrative expenses	$(38)	$(58)	$(20)	(34)%

The decrease in general and administrative expenses was primarily due to lower information technology support costs resulting from the cancellation of our enterprise resource planning ("ERP") implementation project in the fourth quarter of 2014, reduced overhead costs resulting from headcount reductions and other cost savings initiatives implemented at the end of 2014 and during 2015. General and administrative expenses in the third quarter of 2015 and 2014 included $27 million and $43 million, respectively, related to corporate activities and $11 million and $15 million, respectively, related to the business segments.

Asset Impairment and Restructuring Charges	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Asset impairment and restructuring charges	$(15)	$—	$15	100%

Asset impairment and restructuring charges in 2015 are primarily due to costs associated with the termination of leases related to our Canadian fabrication yard and partial impairment of our Canadian ERP assets as a result of the investment in the Brown & Root Industrial Services joint venture and EPIC Piping LLC within our E&C business segment. See Note 7 to our condensed consolidated financial statements for information related to these new investments.

Gain on Disposition of Assets	Three Months Ended June 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gain on disposition of assets	$6	$—	$6	100%

The gain on disposition of assets primarily reflects the gain recognized on the deconsolidation of our Industrial Services business in our E&C business segment for an interest in the Brown & Root Industrial Services joint venture.

Non-operating Income	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Non-operating income	$3	$34	$(31)	(91)%

Non-operating income includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The decrease in non-operating income was primarily due to the gain on a negotiated settlement with our former parent as well as the reversal of associated interest under a tax sharing agreement recognized in 2014 that did not recur in 2015.

Benefit (provision) for Income Taxes	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Income before benefit (provision) for income taxes	$78	$44	$34	77%
Benefit (provision) for income taxes	$(19)	$1	$(20)	n/m

n/m - not meaningful

Our provision for income taxes for the quarter ended September 30, 2015 reflects a 24% tax rate. The benefit for income taxes for the quarter ended September 30, 2014 reflects lower income. Additionally, tax expense for the three months ending September 30, 2014 included a $5 million benefit from the settlement of a previously unrecognized tax benefit along with other discrete tax benefits. See an explanation of our effective tax rates for the quarter ended September 30, 2015 in Note 10 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Net income attributable to noncontrolling interests	$(4)	$(15)	$(11)	(73)%

The decrease in net income attributable to noncontrolling interests was primarily due to additional fees recognized on approved man hours on an LNG project joint venture in Australia in our E&C business segment in 2014 that did not recur in 2015.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended September 30,
Dollars in millions	2015	2014
Revenues
Technology & Consulting	$79	$94
Engineering & Construction	828	1,196
Government Services	176	178
Other	—	—
Subtotal	1,083	1,468
Non-strategic Business	116	189
Total	$1,199	$1,657

Gross profit (loss)
Technology & Consulting	$17	$18
Engineering & Construction	48	46
Government Services	8	24
Other	—	—
Subtotal	73	88
Non-strategic Business	14	(58)
Total	$87	$30

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	26	26
Government Services	9	12
Other	—	—
Subtotal	35	38
Non-strategic Business	—	—
Total	$35	$38

Total general and administrative expenses	$(38)	$(58)

Asset impairment and restructuring charges	$(15)	$—

Gain on disposition of assets	$6	$—

Total operating income	$75	$10

Technology & Consulting

T&C revenues decreased by $15 million, or 16%, to $79 million in the third quarter of 2015 compared to $94 million in the third quarter of 2014 due to a decrease in proprietary equipment sales and other technology and consulting projects primarily for upstream oil projects.

T&C gross profit decreased by $1 million, or 6%, to $17 million in the third quarter of 2015 compared to $18 million in the third quarter of 2014. This decrease was primarily driven by the reduction in activity discussed above.

Engineering & Construction

E&C revenue decreased by $368 million, or 31%, to $828 million in the third quarter of 2015 compared to $1.2 billion in the third quarter of 2014. This decrease was primarily due to reduced activity on one of the major LNG projects in Australia, a petrochemical project in the U.S., an oil and gas project in Europe and a chemical complex in the Middle East. In addition, the substantial completion of construction, EPC, petrochemical, maintenance and pipe fabrication and module assembly projects in the U.S. and Canada contributed to the overall decrease.  This was partially offset by new ammonia and chemicals projects in the U.S. and a new oil and gas project in Europe.

E&C gross profit increased by $2 million, or 4% to $48 million in the third quarter of 2015 compared to $46 million in the third quarter of 2014. This increase was primarily due to the non-recurrence of losses in the third quarter of 2015 recognized on several projects in the U.S. and Canada during the corresponding period of 2014 and reduced spending in the U.S., a reduction in work on a major LNG projects in Australia and increased losses on a petrochemicals project in the third quarter of 2015.

E&C equity in earnings of unconsolidated affiliates remained flat in the third quarter of 2015 compared to the third quarter of 2014, at $26 million and was impacted improved utilization of the marine vessels related to our Mexican offshore maintenance joint venture which were out of service in the same period of 2014 as well as increased earnings on other joint ventures. These increases were offset by reduced earnings on an LNG project joint venture in Australia due to a decline in work.

Government Services

GS revenues decreased by $2 million, or 1%, to $176 million in the third quarter of 2015 compared to $178 million in the third quarter of 2014. This decrease was driven primarily by the reduction in support services due to the scale-back in military operations and reduction in troop numbers on U.K. MoD and North Atlantic Treaty Organization ("NATO") contracts in Afghanistan and the completion of several projects in early 2015. These were partially offset by increased activity on base support and other contracts with the U.S. government.

GS gross profit decreased by $16 million, or 67%, to $8 million in the third quarter of 2015 compared to $24 million in the third quarter of 2014. The decrease in gross profit was attributable to the non-recurrence of favorable settlements in the third quarter of 2015 related to dispute resolution activities compared to the corresponding period in 2014.

GS equity in earnings of unconsolidated affiliates decreased by $3 million, or 25%, to $9 million in the third quarter of 2015 compared to $12 million in the third quarter of 2014 primarily due to regularly scheduled maintenance activity related to joint venture project assets that occurred in the third quarter of 2015 as compared to the fourth quarter of 2014.

Non-strategic Business

Non-strategic Business revenue decreased by $73 million, or 39%, to $116 million in the third quarter of 2015 compared to $189 million in the third quarter of 2014. This decrease was due to the elimination of revenues resulting from the sale of the Building Group in the second quarter of 2015 and the near completion of two power projects and North American construction projects, partially offset by increased activity on a power project in 2015.

Non-strategic Business gross profit increased by $72 million to a profit of $14 million in the third quarter of 2015 compared to a loss of $58 million in the third quarter of 2014. This increase was due to the non-recurrence of charges recognized on a power project in the third quarter of 2014, improved performance and favorable settlements with a vendor in the third quarter of 2015 and overhead savings resulting from the sale of Building Group in the second quarter of 2015. This increase was partially offset by a small loss provision recognized on an infrastructure project in the third quarter of 2015.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Overview of Financial Results

Our earnings for the nine months ended September 30, 2015 improved from the nine months ended September 30, 2014 driven by our E&C business segment which generated revenues of $2.8 billion and gross profit of $155 million during the nine months ended September 30, 2015. See discussion in the Overview of Financial Results for the quarter ended September 30, 2015 for information related to our Canadian pipe fabrication and module assembly projects.

Our T&C business segment results benefited from higher profitability on the mix of projects and a larger number of project milestones achieved during the nine month period.

Our GS business segment continues to be impacted by a reduction in troop numbers and other operations for the U.K. MoD and the U.S. government; however, we are experiencing increased activity in base operations with the U.S. government and other support contracts. Costs from the close out of contracts under the LogCAP III and RIO projects continue to impact our results.

Our Non-strategic Business segment continues to make progress toward completing the three EPC power projects. The sale of Building Group, successful project execution and the non-recurrence of losses and charges that we recognized in the corresponding period of 2014 positively impacted our results.
Prior Period Adjustment
During the second quarter of 2015, we corrected a cumulative error related to transactions between the unconsolidated affiliates associated with our Mexican offshore maintenance joint venture within our E&C business segment. The cumulative error occurred throughout the period beginning in 2007 and through the first quarter of 2015 and resulted in a $15 million favorable impact to "equity in earnings of unconsolidated affiliates" on our condensed consolidated statements of operations during the second quarter. We evaluated the cumulative error on both a quantitative and qualitative basis and determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we do not expect our consolidated financial statements for the current annual period to be materially impacted by the error correction.
The information below is an analysis of our consolidated results for the nine months ended September 30, 2015. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Revenues	$4,016	$4,949	$(933)	(19)%

The decrease in consolidated revenues was primarily driven by lower activity in the E&C business segment due to the completion or substantial completion of several projects including construction projects in the U.S. and Canada, the Canadian pipe fabrication and maintenance projects, two LNG/Gas to Liquids ("GTL") projects in Africa and a petrochemical project in the U.S. The decrease was also attributable to lower activity on a major LNG project in Australia, an offshore project in Europe and a petrochemical project in the U.S. as these projects continue to wind down. The elimination of revenues related to the second quarter 2015 sale of the Building Group and lower activity on two power projects within our Non-strategic Business segment also contributed to the decrease. In addition, the decrease in revenues was due to lower overall activity associated with our GS business segment's support and logistics contracts for the U.K. government in Afghanistan as well as the decline in both proprietary equipment sales and awards of new consulting contracts within our T&C business segment. These were offset by higher activity on a chemical complex in the Middle East as well as new ammonia and oil and gas projects in the U.S. and Europe, respectively within our E&C business segment.

Gross Profit	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gross profit	$231	$97	$134	138%

The increase in consolidated gross profit was primarily due to the non-recurrence in the third quarter of 2015 of charges recognized in 2014 on certain projects within our Non-strategic Business segment as well as favorable settlements in 2015 compared to losses taken in 2014 related to our Canadian pipe fabrication and module assembly projects within our E&C business segment. Lower overhead costs resulting from reduced headcount and other cost saving initiatives following restructuring efforts beginning at the end of 2014 and during 2015 also contributed to the increase. The increase was partially offset by the impact of reduced activity on a major LNG project in Australia, the favorable settlement of certain claims on this project in 2014 which did not recur in the 2015 both within our E&C business segment as well as lower activity on the support and logistics contracts for the U.K. government in Afghanistan within our GS business segment.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Equity in earnings of unconsolidated affiliates	$123	$118	$5	4%

The increase in equity in earnings of unconsolidated affiliates was primarily due to activities within our E&C business segment, including improved utilization of marine vessels in our Mexican offshore maintenance joint venture compared to 2014, and the $15 million adjustment in the second quarter of 2015 as well as increased progress on an LNG project joint venture. This increase was partially offset by the impact of interruptions in the supply of natural gas feedstock to our E&C business segment's ammonia plant joint venture in Egypt as well as the non-recurrence of insurance recovery and reduced costs in 2015 recognized in the corresponding period of 2014 on a joint venture for a U.K. MoD project within our GS business segment.

General and Administrative Expenses	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
General and administrative expenses	$(119)	$(178)	$(59)	(33)%

The decrease in general and administrative expenses was primarily due to lower information technology support costs resulting from the cancellation of our ERP implementation project in the fourth quarter of 2014, reduced overhead costs resulting from headcount reductions and other cost savings initiatives implemented at the end of 2014 and during 2015. General and administrative expenses in the nine months ended September 30, 2015 and 2014 included $87 million and $130 million, respectively, related to corporate activities and $32 million and $48 million, respectively, related to the business segments.

Asset Impairment and Restructuring Charges	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Asset impairment and restructuring charges	$(34)	$—	$34	100%

Asset impairment and restructuring charges are the result of additional severance costs within our E&C and Non-strategic Business segments related to the workforce reduction efforts during 2015 in addition to those recognized in the last quarter of 2014. Included in this amount is $20 million related to early termination of leases, impairment of associated leasehold improvements and other long-lived assets within our E&C and Other business segments.

Gain on Disposition of Assets	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Gain on disposition of assets	$34	$8	$26	n/m

Gain on disposition of assets reflects the $28 million gain recognized in the second quarter of 2015, net a $1 million adjustment in the third quarter of 2015, on the sale of the Building Group subsidiary within our Non-strategic Business segment. In addition we recognized a $7 million gain on the deconsolidation of our Industrial Services business in our E&C business segment for an interest in the Brown & Root Industrial Services joint venture in the third quarter of 2015.

Non-operating Income	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Non-operating income	$4	$18	$(14)	(78)%

Non-operating income includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The decrease in income was primarily due to a gain on a negotiated settlement with our former parent as well as the reversal of associated interest pursuant to the terms of a tax sharing agreement in 2014 that did not recur in 2015. Also contributing to operating income were foreign exchange gains in 2015 due to the strengthening of the U.S. dollar against the majority of our foreign currencies compared to losses in 2014.

Provision for Income Taxes	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Income before provision for income taxes	$239	$63	$176	n/m
Provision for income taxes	$(61)	$(30)	$31	103%

n/m - not meaningful

Our provision for income taxes for the nine months ended September 30, 2015 reflects a 26% tax rate. The provision for income taxes for nine months ended September 30, 2014 reflects lower income but was offset by an increase in our valuation allowance associated with losses recognized on our Canadian pipe fabrication and assembly projects. See an explanation of our effective tax rates for the nine months ended September 30, 2015 in Note 10 to our condensed consolidated financial statements.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2015 vs. 2014
Dollars in millions	2015	2014	$	%
Net income attributable to noncontrolling interests	$(17)	$(54)	$(37)	(69)%

The decrease in net income attributable to noncontrolling interests was primarily due to additional fees recognized on approved man hours on an LNG project joint venture in Australia in our E&C business segment in 2014 that did not recur in 2015.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Nine Months Ended September 30,
Dollars in millions	2015	2014
Revenues
Technology & Consulting	$231	$285
Engineering & Construction	2,758	3,546
Government Services	489	527
Other	—	—
Subtotal	3,478	4,358
Non-strategic Business	538	591
Total	$4,016	$4,949

Gross profit (loss)
Technology & Consulting	$57	$48
Engineering & Construction	155	108
Government Services	3	28
Other	—	—
Subtotal	215	184
Non-strategic Business	16	(87)
Total	$231	$97

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	87	63
Government Services	36	55
Other	—	—
Subtotal	123	118
Non-strategic Business	—	—
Total	$123	$118

Total general and administrative expenses	$(119)	$(178)

Asset impairment and restructuring charges	$(34)	$—

Gain on disposition of assets	$34	$8

Total operating income	$235	$45

Technology & Consulting

T&C revenues decreased by $54 million, or 19%, to $231 million in the nine months ended September 30, 2015 compared to $285 million in the same period of the prior year due to a decrease in proprietary equipment sales offset partially by an increase related to several petrochemicals, ammonia and refining projects.

T&C gross profit increased by $9 million, or 19%, to $57 million in the nine months ended September 30, 2015 compared to $48 million in the same period of the prior year primarily due to higher profitability on the mix of projects executed, a larger number of license milestones achieved and significant overhead reductions during the nine months ended September 30, 2015.

Engineering & Construction

E&C revenue decreased by $788 million, or 22%, to $2.8 billion in the nine months ended September 30, 2015 compared to $3.5 billion in the nine months ended September 30, 2014. This decrease was primarily due to reduced activity on a major LNG project in Australia, an oil and gas project in Europe and a petrochemical project in the U.S. This decrease was also attributable to lower activity resulting from the substantial completion of construction, EPC, petrochemical, maintenance and pipe fabrication and module assembly projects in the U.S. and Canada as well as LNG/GTL projects in Africa. This decrease was partially offset by increased project management activity on a chemical complex in the Middle East, new ammonia projects in the U.S., a new FLNG project in Africa and a new offshore platform in the Middle East.

E&C gross profit increased by $47 million, or 44%, to $155 million in the nine months ended September 30, 2015 compared to $108 million in the nine months ended September 30, 2014. This increase was due to profits resulting from negotiated settlements on our Canadian pipe fabrication and module assembly projects in the nine months ended September 30, 2015 compared to losses associated with these projects during the same period in 2014. Increased project management activity for a chemical complex in the Middle East as well as cost reductions in divisional overheads achieved during the nine months ended September 30, 2015 also contributed to this improvement. The increase was partially offset by the decline in work on one of the LNG projects in Australia, the net favorable settlement of certain claims on an LNG project in Africa that did not recur in the nine months ended September 30, 2015 as well as reduced activity on a petrochemical project in the U.S.

E&C equity in earnings of unconsolidated affiliates increased by $24 million, or 38%, to $87 million in the nine months ended September 30, 2015 compared to $63 million in the nine months ended September 30, 2014. The increase was due to increased earnings on our offshore maintenance joint venture in Mexico due to improved utilization of vessels, which were in dry dock during the same period of the prior year, and the $15 million adjustment in the second quarter of 2015, as well as increased progress on an LNG project joint venture in Australia. The increase was partially offset by reduced earnings from our ammonia plant joint venture in Egypt due to the limited availability of natural gas feedstock.

Government Services

GS revenues decreased by $38 million, or 7%, to $489 million in the nine months ended September 30, 2015 compared to $527 million in the same period in the prior year. This decrease was driven primarily by the reduction in support services due to the scale-back in military operations and reduction in troop numbers on U.K. MoD and NATO contracts in Afghanistan and the substantial completion of several projects in the first quarter of 2014 and early 2015. This decrease was offset by increased activity from new work or expansion in existing U.S. government contracts as well as the favorable settlement of disputes with the U.S. government on some of our legacy projects.

GS gross profit decreased by $25 million, or 89%, to $3 million in the nine months ended September 30, 2015 compared $28 million in the same period in the prior year. This decrease was primarily driven by the reduction in U.K. MoD support activities, the completion of projects discussed above and the recognition of $13 million in legal fees related to U.S. government legacy contracts during the nine months ended September 30, 2015. This decrease was partially offset by increased activity and favorable settlement with the U.S. government, also discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $19 million, or 35%, to $36 million in the nine months ended September 30, 2015 compared to $55 million in the same period in the prior year. This decrease was driven primarily by insurance recovery and reduced costs on a joint venture for a U.K. MoD project in the prior year as well as regularly scheduled maintenance costs that occurred in the third quarter of 2015 as compared to the fourth quarter of 2014 related to joint venture project assets.

Non-strategic Business

Non-strategic Business revenue decreased by $53 million, or 9%, to $538 million in the nine months ended September 30, 2015 compared to $591 million in the nine months ended September 30, 2014. This decrease was due to the sale of Building Group in the second quarter of 2015 and the near completion of several power and construction projects and was offset by increased activity on power and infrastructure projects that began in the second half of 2014.

Non-strategic Business gross profit increased by $103 million to a profit of $16 million in the nine months ended September 30, 2015 compared to a loss of $87 million in the nine months ended September 30, 2014. This increase was due to the non-recurrence of charges recognized during 2014 on a power project, improved performance and favorable settlements on power projects in the third quarter of 2015 as well as overhead savings resulting from headcount reductions which began in late 2014.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our backlog for projects related to unconsolidated joint ventures totaled $9.1 billion, including the PFI change discussed above, at September 30, 2015 and $4.3 billion at December 31, 2014. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $423 million at September 30, 2015 and $928 million at December 31, 2014. Backlog attributable to unfunded government orders was none at September 30, 2015 and $36 million at December 31, 2014. The following table summarizes our backlog by business segment.

	December 31,		Change in	Changes in scope on existing contracts (a)	Net Workoff (b)	September 30,
Dollars in millions	2014	New Awards	Policy (c)			2015
Technology & Consulting	$400	$231	—	$23	$(231)	$423
Engineering & Construction	7,788	1,335	—	(537)	(2,846)	5,740
Government Services	1,763	124	5,358	63	(525)	6,783
Subtotal	9,951	1,690	5,358	(451)	(3,602)	12,946
Non-strategic Business	908	49	—	(66)	(537)	354
Total backlog	$10,859	$1,739	$5,358	$(517)	$(4,139)	$13,300

(a)
In addition to changes in scope, these amounts reflect the elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures and adjustments for changes in foreign exchange rates.

(b)	These amounts include the workoff of our projects as well as our proportionate share of the workoff of our unconsolidated joint ventures' projects.

(c)	Change in policy was implemented in the second quarter of 2015.

We estimate that as of September 30, 2015, 35% of our backlog will be executed within one year. As of September 30, 2015, 67% of our backlog was attributable to fixed-price contracts, including 47% related to our PFI contracts, and 33% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and equivalents totaled $768 million at September 30, 2015 and $970 million at December 31, 2014 and consisted of the following:

	September 30,	December 31,
Dollars in millions	2015	2014
Domestic U.S. cash	$304	$200
International cash	395	690
Joint venture cash	69	80
Total	$768	$970

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

As of September 30, 2015, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	Nine Months Ended September 30,
Dollars in millions	2015	2014
Cash flows provided by (used in) operating activities	$(85)	$178
Cash flows provided by (used in) investing activities	48	(37)
Cash flows used in financing activities	(128)	(178)
Effect of exchange rate changes on cash	(37)	(21)
Decrease in cash and equivalents	$(202)	$(58)

Operating activities. Cash used in operations totaled $85 million in the first nine months in 2015 and resulted from changes in our working capital accounts, which includes $100 million to fund loss projects, partially offset by distributions of earnings received from our unconsolidated affiliates of $84 million. In addition, we used $40 million for net settlement of foreign exchange derivative hedging contracts and contributed $37 million to our pension funds.

Cash provided by operations totaled $178 million in the first nine months in 2014 and was primarily attributable to fluctuations in our working capital accounts as well as distributions of earnings received from our unconsolidated affiliates of $212 million. This increase in cash was partially offset by contributions of $37 million to our pension funds.

Investing activities. Cash provided by investing activities totaled $48 million in the first nine months in 2015 and was primarily due to $71 million in proceeds from the sale of assets or investments. This increase was partially offset by a payment of $15 million to acquire an investment in a partnership.

Cash used in investing activities totaled $37 million in the first nine months in 2014 and was primarily due to purchases of equipment associated with information technology projects which have now largely been stopped.

Financing activities. Cash used in financing activities totaled $128 million in the first nine months in 2015 and included $40 million for our purchase of the noncontrolling interest in a joint venture, $22 million for the purchase of treasury stock, $35 million for dividend payments to common shareholders, $21 million for distributions to noncontrolling interests, $7 million for principal payments on short-term and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE and $4 million for other financing expenditures.

Cash used in financing activities totaled $178 million in the first nine months in 2014 and included $102 million for the purchase of treasury stock, $35 million for dividend payments to common shareholders, $49 million for distributions to noncontrolling interests and $7 million for principal payments on short-term and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE. The uses of cash were partially offset by $10 million of investments from noncontrolling interests and $4 million of proceeds from the exercise of stock options.

Future sources of cash. Future sources of cash include cash flows from operations, cash derived from working capital management, sales of non-strategic and other businesses and cash borrowings under our Credit Agreement as well as potential litigation proceeds.

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, capital expenditures, dividends, share repurchases and strategic investments. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses.

Other factors potentially affecting liquidity

Power project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our condensed consolidated balance sheets consists of $41 million primarily related to a power project at September 30, 2015. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of this project in 2017. See Note 2 to our condensed consolidated financial statements for more information related to changes in estimates.

Credit Agreement

On September 25, 2015, we entered into a new $1 billion, unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks replacing the previous agreement which was scheduled to mature in December 2016. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries, matures in September 2020 and is available for cash borrowings and the issuance of letters of credit related to general corporate needs. Subject to certain conditions, we may request (i) that the aggregate commitments under the Credit Agreement be increased by up to an additional $500 million, and (ii) that maturity of the Credit Agreement be extended by two additional one-year terms.

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, except for the period ended September 30, 2015, for which the prior three fiscal quarters are utilized, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of September 30, 2015, there were $130 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, as defined in the Credit Agreement, which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests. As of September 30, 2015, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million outstanding at any time. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 12 to our condensed consolidated financial statements). At September 30, 2015, the remaining availability under the Distribution Cap was approximately $750 million.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 9 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of September 30, 2015, we have utilized $530 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $130 million issued under our Credit Agreement and $400 million issued under uncommitted bank lines as of September 30, 2015. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $237 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

While we provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments, a considerable percentage of our revenues, particularly in our E&C business segment, is generated from transactions with certain significant customers. Revenues from Chevron represented 11% of our total consolidated revenues for the nine months ended September 30, 2015. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2015.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 – 31, 2015	2,501	$18.78	—	$252,684,816
August 3 – 31, 2015	254,695	$16.93	250,000	$248,455,904
September 1 – 30, 2015	672	$16.94	—	$248,455,904

(1)
Shares repurchased in August include 4,695 shares at an average price of $17.48 acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share based equity awards under the KBR Stock and Incentive Plan. Total shares acquired from employees during the three months ended of September 30, 2015 was 7,868 shares at an average price of $17.85 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.1
Amended and Restated Revolving Credit Agreement dated as of September 25, 2015 among KBR, Inc., the Banks party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., ING Bank, N.V., Dublin Branch, BNP Paribas, and The Bank of Nova Scotia as Syndication Agents, Citibank, N.A., BNP Paribas, ING Bank, N.V., Dublin Branch, The Bank of Nova Scotia, Bank of America, N.A., and Compass Bank as initial Issuing Banks, and Citigroup Global Markets Inc., BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Inc., ING Bank, N.V., Dublin Branch, and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to KBR’s Form 8-K filed October 1, 2015; File No. 1-33146)

*10.2	Form of Amendment to Severance and Change in Control Agreement

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Dated: November 2, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.1
Amended and Restated Revolving Credit Agreement dated as of September 25, 2015 among KBR, Inc., the Banks party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., ING Bank, N.V., Dublin Branch, BNP Paribas, and The Bank of Nova Scotia as Syndication Agents, Citibank, N.A., BNP Paribas, ING Bank, N.V., Dublin Branch, The Bank of Nova Scotia, Bank of America, N.A., and Compass Bank as initial Issuing Banks, and Citigroup Global Markets Inc., BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Inc., ING Bank, N.V., Dublin Branch, and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to KBR’s Form 8-K filed October 1, 2015; File No. 1-33146)

*10.2	Form of Amendment to Severance and Change in Control Agreement

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files