Form 10-K
period 2015-12-31
KBR, INC.
filed 2016-02-26
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2015 was approximately $2.8 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $19.48.

As of January 29, 2016, there were 142,177,753 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, "KBR" or "the Company") is an engineering, construction and services company supporting the global hydrocarbons and international government services market sectors. We offer an extensive portfolio of proprietary technology and consulting services; engineering, construction, procurement and asset maintenance services; and base operational, logistics, life support and asset management services, through our Technology & Consulting, Engineering & Construction and Government Services business segments. Information regarding business segment disclosures included in Note 2 to our consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference into this Item 1.

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

Our Business Segments

In 2014, we reorganized into three core and two non-core business segments as follows:

Core business segments

•	Technology & Consulting

•	Engineering & Construction

•	Government Services

Non-core business segments

•	Non-strategic Business

•	Other

Our business segments are described below.

Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialty consulting brands, Granherne, Energo and GVA, under a single customer-facing global business.  This segment provides licensed technologies and consulting services to the oil and gas value chain, from wellhead to crude refining and specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customer’s objectives through early planning and scope definition, advanced technologies and project lifecycle support.
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
Government Services ("GS"). Our GS business segment focuses on long term service contracts with annuity streams particularly for the governments of the United Kingdom ("U.K."), Australia and United States ("U.S.").
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. This segment also included businesses we exited upon sale to third parties described in Note 2 to our consolidated financial statements.

Other. Our Other business segment includes our corporate expenses and general and administrative expenses that do not individually meet the criteria for group presentation and are not allocated to the business segments above in addition to any future activities that do not individually meet the criteria for segment presentation.
Our Business Strategy

We provide our customers with a diverse portfolio of capital project delivery and services across the entire engineering, construction and operations project lifecycle. Our core competencies are front-end development and planning, conceptual design, differentiated technologies, front-end engineering design ("FEED"), engineering, project management, procurement, construction, construction management, logistics, commissioning, operations and maintenance. We deliver these services through the offerings of our three core business segments:

•	Technology & Consulting

•
A broad spectrum of front-end services and solutions, including licensing of technology, basic engineering and design ("BED"), proprietary equipment ("PEQ"), plant automation, remote monitoring, catalysts and related specialist consulting services to the hydrocarbons, petrochemicals, chemicals and fertilizer markets.

•
Specialized front-end consulting services related to field development planning, technology selection and capital expenditure optimization; plant integrity management; and specialized naval architecture technology (drillships, floating production, storage and offshore ("FPSO"), and floating production units ("FPUs") and structural engineering; feasibility studies, revamp studies, planning/development and construction studies for oil and gas (upstream industry) and liquefied natural gas ("LNG"), refining, petrochemicals, chemicals and fertilizers (downstream industry).

•	Engineering & Construction

•
Project delivery solutions from conceptual planning, through FEED and execution planning, to full EPC delivery and ongoing asset services, such as maintenance and turnarounds. E&C provides engineering services and EPC project delivery for the development, construction and commissioning of projects in the offshore and onshore oil and gas industries and LNG/gas-to-liquids ("GTL") markets, as well as the refining, petrochemicals, chemicals and fertilizers industries.

•
Offshore oil and gas services focused on the entire hydrocarbons value chain from subsea umbilicals, risers and flowlines ("SURF") to fixed and floating platforms, including hulls, moorings and risers ("HMR"); and onshore oil and gas services across the complete hydrocarbons industry including unconventional oil and gas ("UCOG").

•	Government Services

•
A wide range of services, including remote life-support services, logistics, program, and risk management services, resilience planning, base operations services and training for the governments of the U.S., U.K., Australia and other focus countries, across the world.

•
Services ranging from construction, refurbishment, operations and maintenance of housing and associated facilities for military personnel to home base and operations support, embassy and critical infrastructure support, life-support programs, heavy equipment transportation, and non-military government facilities management and integration. Our objective is to capitalize on new opportunities resulting from demands from governments and the industry for project execution efficiencies and tight budget planning and control in response to governments’ requirements to deal with new threats globally.

Competitive Advantages
We operate in global markets with customers who demand added value, know-how, technology and delivery solutions, and we seek to differentiate ourselves in areas we believe we have a competitive advantage, including:

•	Health, Safety, Security & Environment

◦	World-class planning, assessment, and execution practices and performance

•	Customer Relationships

◦	Customer objectives are placed at the center of our planning and delivery

•	Project Delivery

◦	A reputation for successful delivery of large, complex and difficult projects globally - using world-class processes (the 'KBR Way')

•	Technical Excellence

◦	Quality, world-class technology, know-how and technical solutions

•	People

◦	Distinctive, competitive and customer-focused culture, through our people ('One KBR')

•	Asset Services

◦	Comprehensive asset services through long-term contracts

•	Financial Strength

◦	Through liquidity, capital capacity and ability to support warranties

•	Risk Management

◦	Robust risk management processes

We conduct business in approximately 70 countries. Based on the location of projects executed, our operations in countries other than the U.S. accounted for 57%, 63% and 66% of our consolidated revenues during 2015, 2014 and 2013, respectively. See Note 2 to our consolidated financial statements for selected geographic information.

We have summarized our revenues by geographic location as a percentage of total revenues below:

	Years ended December 31,
	2015	2014	2013
Revenues:
United States	43%	37%	34%
Australia	16%	22%	25%
Canada	4%	12%	10%
Middle East	15%	11%	13%
Europe	10%	10%	8%
Africa	3%	4%	8%
Latin America	3%	2%	1%
Other	6%	2%	1%
Total	100%	100%	100%

We market substantially all of our project and service offerings through our business segments. The markets we serve are highly competitive and for the most part require substantial resources and highly-skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as Bechtel Corporation, Fluor Corporation, Jacobs Engineering, AECOM, and international-based companies such as AMEC Foster Wheeler, Chicago Bridge and Iron, Chiyoda Corporation ("Chiyoda"), JGC Corporation ("JGC"), McDermott International, Petrofac, Saipem, Technip, John Wood Group PLC and Worley Parsons. Since the markets for our services are vast and extend across multiple geographic regions, we cannot make a definitive estimate of the total number of our competitors.

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

Acquisitions, Dispositions and Other Transactions

Dispositions

During the fourth quarter of 2015, we completed the sale of our Infrastructure Americas business for $18 million in net cash proceeds within our Non-strategic Business segment. See Note 2 to our consolidated financial statements for more information. We also closed on the sale of our U.K. office facility located in Greenford for net cash proceeds of $33 million within our E&C business segment and a U.S. office facility located in Birmingham, Alabama for net cash proceeds of $6 million within our Non-strategic Business segment. See Note 7 to our consolidated financial statements for more information.

During the second quarter of 2015, we completed the sale of our Building Group subsidiary for $23 million in net cash proceeds within our Non-strategic Business segment. See Note 2 to our consolidated financial statements for more information.

Other Transactions

During the third quarter of 2015, we executed an agreement with Bernhard Capital Partners ("BCP") to establish the Brown & Root Industrial Services joint venture which is accounted for within our E&C business segment. In connection with the formation of the joint venture, we contributed our Industrial Services Americas business and received cash consideration of $48 million and a 50% interest in the joint venture.

Also during the third quarter of 2015, we acquired a minority interest in EPIC Piping LLC ("EPIC"), a pipe fabrication business, within our E&C business segment. We contributed the majority of our Canada pipe fabrication and module assembly business to the partnership, excluding the seven completed loss projects, and $19 million in cash.

See Note 10 to our consolidated financial statements for more information.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce exposure and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party and provide greater flexibility in delivering our services based on cost and geographical efficiency. Clients of our E&C business segment frequently require EPC contractors to work in teams given the size and complexity of global projects that may cost billions of dollars to complete. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2015.

We are working with JGC and Chiyoda for the design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. The project is being executed using two joint ventures of which we own a 30% equity interest in each joint venture. The investments are accounted for within our E&C business segment using the equity method of accounting.

Additionally, we are working with JGC, Hatch Associates and Clough Projects Australia for the design, procurement, fabrication, construction, commissioning and testing of the Gorgon onshore LNG project located on Barrow Island off the northwest coast of Western Australia. We hold a 30% interest in the joint venture which is reported within our E&C business segment and consolidated for financial accounting purposes.

Aspire Defence Holdings Limited ("Aspire Defence") is a joint venture currently owned by KBR and two financial investors to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the U.K. We own a 45% interest in Aspire Defence and a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. The investments are accounted for within our GS business segment using the equity method of accounting.

Mantenimiento Marino de Mexico (“MMM”) is a joint venture formed under a Partners Agreement with Grupo R affiliated entities. The Partners Agreement covers five joint venture entities executing Mexican contracts with Petróleos Mexicanos ("PEMEX"). MMM was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render maintenance, repair and restoration services of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. We own a 50% interest in MMM and in each of the four other joint ventures and account for our investment in these entities within our E&C business segment using the equity method of accounting.

Brown & Root Industrial Services is a joint venture with BCP and offers maintenance services, turnarounds and small capital expenditure projects, primarily in North America. We own a 50% interest in this joint venture and account for this investment within our E&C business segment using the equity method of accounting.

Additionally, we have a minority interest in EPIC, in which BCP also holds a controlling interest. We entered into an agreement with EPIC that gives us access to EPIC's pipe fabrication facilities in Louisiana and Texas. We account for our interest in EPIC within our E&C business segment using the equity method of accounting.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of revenues we expect to realize in the future as a result of executing awarded contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. Our backlog was $12.3 billion and $10.9 billion at December 31, 2015 and 2014, respectively. We estimate that, as of December 31, 2015, 38% of our backlog will be recognized as revenues within one year. All backlog is attributable to firm orders at December 31, 2015 and 2014. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Contracts

Our contracts are broadly categorized as cost-reimbursable, fixed-price or “hybrid” contracts containing both cost-reimbursable and fixed-price scopes of work. Our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Change orders on fixed-price contracts are routinely approved as work scopes change resulting in adjustments to our fixed price.

Fixed-price contracts, which include unit-rate contracts (essentially a fixed-price contract with the only variable being units of work to be performed), are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail significant risk to us because they require us to predetermine the work to be performed, the project execution schedule and the costs associated with the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer project risks to us.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials and for reimbursable labor hours. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred or a combination of the two. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our GS business segment performs work under cost-reimbursable contracts with the U.K. Ministry of Defence ("MoD"), the U.S. Department of Defense (“DoD”) and other governmental agencies that are generally subject to applicable statutes and regulations. If the government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Furthermore, the government has the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Item 1A. Risk Factors” for more information.

Significant Customers

We provide services to a diverse customer base, including:

•	international oil companies ("IOC"s) and national oil companies ("NOC"s);

•	independent refiners;

•	petrochemical, fertilizer and chemical producers;

•	manufacturers;

•	domestic and foreign governments; and

•	regulated electric utilities.

A considerable percentage of revenues is generated from transactions with Chevron Corporation ("Chevron") primarily from a major LNG project in Australia, which is nearing completion within our E&C business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The information in the following table has summarized data related to our revenues from Chevron.

Revenue and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
	2015		2014		2013
Dollars in millions, except percentage amounts	$	%	$	%	$	%
Chevron revenue	523	10%	1,069	17%	1,859	26%

Information relating to our customer concentration is described in “Item 1A. Risk Factors”. Also, see further explanations in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations".

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

Intellectual Property

We have developed or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification and semi-submersible technology. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol used in the production of consumer-end products. In addition, we are a licensor of ammonia process technologies used in the conversion of natural gas to ammonia. We believe our technology portfolio and experience in the commercial application of these technologies and related know-how differentiates us, enhances our margins and encourages customers to utilize our broad range of EPC and construction services.

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

Seasonality

Our operations are not generally affected by seasonality. However, weather and natural phenomena can temporarily affect the performance of our services.

Employees

As of December 31, 2015, we had approximately 22,000 employees world-wide, of which approximately 8% were subject to collective bargaining agreements. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Health and Safety

We are subject to numerous health and safety laws and regulations. In the U.S., these laws and regulations include the Federal Occupational Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws, and safety requirements of the Departments of State, Defense, Energy and Transportation of the U.S. government. We are also subject to similar requirements in other countries in which we have extensive operations, including the U.K. where we are subject to the various regulations enacted by the Health and Safety Act of 1974.

These laws and regulations are frequently changing and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and may incur substantial costs to maintain the safety and security of our personnel in these locations.

We embarked on a global Zero Harm initiative in order to reinforce health, safety, security and environment as key components of the KBR culture and lifestyle.  This initiative incorporates three dynamic components, Zero Harm, 24/7 and courage to care which empowers individuals to take responsibility for their health and safety, as well as that of their colleagues.

Environmental Regulation

Information relating to environmental regulations is described in "Item 1A. Risk Factors” and in Note 15 to our consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 1.

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

Website Access

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Internet website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the U.S. Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions.

Item 1A. Risk Factors

Risks Related to Operations of our Business

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A substantial portion of our revenues is directly or indirectly derived from new contract awards. Reductions in the number and amounts of new awards, delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could adversely impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions as well as governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project to proceed.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. Approximately 22% of the value of our backlog is attributable to fixed-price contracts, which include our unit-rate contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

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
We rely on local craft labor, third-party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage craft labor, subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions, many of which are developing countries. Significant judgment is required in determining our worldwide provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. It is not unlikely that laws may be changed or clarified and such changes may require material changes to our tax provisions. We are audited by various U.S. and foreign tax authorities and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination may be uncertain. Although we believe that our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements. In addition, because of the changing nature of our projects, geographic locations, etc. our effective tax rates in future years may differ materially from previous years.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, including but not limited to, Iraq, Afghanistan, certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we have and may continue to incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors that has resulted in claims and litigation. In the future, the safety of our personnel in these and other locations may continue to be at risk, exposing us to the potential loss of additional employees and contractors that could lead to future claims and litigation.

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

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have significantly declined within the past year reducing the revenues and earnings of our customers. As a result, several leading international and national oil companies have announced their intention to reduce capital expenditures in 2016. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide services could decrease in the event of a sustained reduction in the price and demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices of oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

•	worldwide or regional political, social or civil unrest, military action and economic conditions;

•	the level of demand for oil, natural gas, and industrial services;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the global level of oil and natural gas production;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets in which we operate.

Crude oil and natural gas prices are extremely volatile. A continued decline in the price of oil and natural gas could adversely affect our results of operations.

Current global economic conditions, including the significant decline in oil and gas prices, have reduced and continue to negatively impact our customers' willingness and ability to fund their projects. These conditions reduce customer's revenues and earnings and make it difficult for our customers to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or curtail spending on our services, or seek contract terms more favorable to them.

Our revenues are highly dependent on capital expenditures for LNG, refining and distribution facilities and other investments by oil and gas companies.  The demand for these facilities and the ability of our customers to obtain capital on attractive terms to finance these projects is also substantially dependent upon crude oil and natural gas prices. As seen in the recent decline in oil and natural gas prices, these commodities are subject to large fluctuations in response to changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Demand for the services we provide could significantly decrease in the event of a sustained reduction in demand for crude oil or natural gas, or a continued decline in oil and gas prices. Oil and gas companies (our customers) have begun to reduce or defer their major expenditures due to perceptions of long-term decline in crude oil and natural gas prices and other market uncertainties.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of December 31, 2015, our backlog was approximately $12.3 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenues and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are global and highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a material adverse effect on the margins we generate from our projects as well as our ability to maintain or increase market share.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

While we provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments, a considerable percentage of our revenues, particularly in our E&C business segment, is generated from transactions with certain significant customers. Revenues from Chevron represented 10% of our total consolidated revenues for the year ended December 31, 2015. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

If we are unable to enforce our intellectual property rights, or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in providing services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Since we license technologies from third parties, there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. In some, but not all cases, we may be able to obtain the necessary intellectual property rights from alternative sources. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

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

•
future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all. Moreover, to the extent an acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit capacity.

We rely on information technology ("IT") systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely heavily on IT systems in order to achieve our business objectives.  We also rely upon industry accepted security measures and technology to secure confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyber-attacks, other malicious activities from unauthorized third parties, power outages, natural disasters, computer system or network failures, or computer viruses.  The failure of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. We have experienced security threats in the past, none of which we considered to be significant to our business or results of operations, but future significant disruptions or failures could have a material adverse effect on our business operations, financial performance and financial condition.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2015, we had $324 million of goodwill and $35 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheets, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual and an interim analysis, as appropriate, of our goodwill to determine if it has become impaired. The analysis requires us to make assumptions in estimates of fair value of our reporting units. If actual results are significantly different from the estimates, we may be required to write down the impaired portion of goodwill. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project, the ratio of hours performed to date to our estimate of total expected hours at completion, or the physical progress on the project. The effects of revisions to estimated revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Our reorganization activities may not achieve the results we expect, which could materially and adversely affect our results of operations and financial condition.

In 2014, we announced and began to implement reorganization activities, which included the decision to no longer bid on certain types of work and exit certain non-strategic businesses. This decision resulted in a significant reduction in our forecasts of future cash flows for three of our previous reporting units and triggered a goodwill impairment test. There can be no assurance that our reorganization activities will produce the cost savings we anticipate in the expected time frame. Any delay or failure to achieve the expected cost savings would likely cause our future earnings to be lower than anticipated.

Risks Related to our Government Operations Business

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

We derive a portion of our revenues from contracts with agencies and departments of the U.K., Australia and U.S. governments, which is directly affected by changes in government spending and availability of adequate funding. Additionally, U.S. government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a defense contractor, our financial performance is affected by the allocation and prioritization of defense spending. Factors that could affect current and future government spending include:

•	policy or spending changes implemented by the current administration, defense department or other government agencies;

•	changes, delays or cancellations of government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the governments;

•	curtailment of the governments’ outsourcing of services to private contractors; or

•	level of political instability due to war, conflict or natural disasters.

We face uncertainty with respect to our government contracts due to the fiscal and economic and budgetary challenges facing our customers. Potential contract cancellations, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. The loss of work we perform for governments or decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flows.

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

A KBR subsidiary currently holds a U.S. government-issued facility security clearance and certain of its employees have qualified for and hold U.S. government-issued personal security clearances which are necessary in order to qualify for and ultimately perform certain of our U.S. government contracts. Our facility security clearance could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to maintain our facility security clearance could disqualify us from bidding for and winning new contracts with security requirements as well as termination of any existing contracts requiring such clearances.

Risks Related to Governmental Regulations and Law

We could be adversely impacted if we fail to comply with international export and domestic laws, which are the subject of rigorous enforcement by the U.S. government.

To the extent that we export products, technical data and services outside of the United States, we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could make us lose our status as an eligible U.S. government contractor and cause us to suffer serious harm to our reputation. Any suspension or termination of our U.S. government contractor status could have a material adverse effect on our business, financial condition or results of operations.

We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could include suspension or debarment of our ability to contract with the U.S. state or local governments, U.S. government agencies or the U.K. MoD, third-party claims, loss of customers, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

The FCPA, the U.K. Bribery Act and similar anti-bribery laws ("Anti-bribery Laws") in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these Anti-bribery Laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with Anti-bribery Laws may conflict with local customs and practices. We train our staff concerning Anti-bribery Laws and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of these Anti-bribery Laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot provide complete assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Our work sites are inherently dangerous and we are subject to various environmental, health and safety laws and regulations. If we fail to maintain safe work sites or to comply with these laws and regulations, we may incur significant costs and penalties that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our work sites often expose our employees and others to chemical and manufacturing processes, large pieces of mechanized equipment, and moving vehicles. Failure to implement effective safety procedures may result in injury, disability or loss of life to these parties. In addition, the projects may be delayed and we may be exposed to litigation or investigations.

Our operations are subject to a variety of environmental, health and safety laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination associated with the release of hazardous substances and human health and safety. Violations of these laws and regulations can cause significant delays and additional costs to a project. When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to claims alleging personal injury, property damage or natural resource damages by employees, customers and third parties as a result of alleged exposure to or contamination by hazardous substances. In addition, we may be subject to fines, penalties or other liabilities arising under environmental safety laws. A claim, if not covered by insurance at all or only partially, could have a material adverse impact on our financial condition, results of operations and cash flows.

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

We finance our business using cash provided by operations, but also depend on the availability of credit, including letters of credit and surety bonds. Our ability to obtain capital or financing on satisfactory terms will depend in part upon prevailing market conditions as well as our operating results. If adequate credit or funding is not available, or is not available on terms satisfactory to us, there could be a material adverse effect on our business and financial performance.

Disruptions of the capital markets could also adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially impact our backlog and financial performance.

In addition, we are subject to the risk that the counterparties to our Credit Agreement (as defined below) may be unable to meet their contractual obligations to us if they suffer catastrophic demands on their liquidity. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors that may be negatively affected by events in the capital markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held at major banks and financial institutions located primarily in North America, the U.K. and Australia. Deposits are in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, been forced into receivership or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash and investments which may result in a temporary liquidity crisis that could impede our ability to fund operations.

We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Credit Agreement is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially strong. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our current Credit Agreement. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonding or other customary credit enhancements could have a material adverse effect on our business prospects and future revenues.

Our Credit Agreement imposes restrictions that limit our operating flexibility and may result in additional expenses, and this credit agreement may not be available if financial covenants are violated or if an event of default occurs.

Our Credit Agreement provides a credit line of $1 billion and matures in September 2020 (our "Credit Agreement"). It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including maintenance of a maximum ratio of consolidated debt to consolidated EBITDA and a minimum consolidated net worth as defined in the Credit Agreement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
We own or lease properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Business Segment
North America:

Birmingham, Alabama	Leased	Office facilities	Engineering & Construction

Houston, Texas	Leased	Office facilities	All and Other

Monterrey, Nuevo Leon, Mexico	Leased	Office facilities	Engineering & Construction

Newark, Delaware	Leased	Office facilities	Engineering & Construction

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	Office facilities	Engineering & Construction and Government Services

Al Khobar, Saudi Arabia	Leased	Office facilities	Engineering & Construction

Asia-Pacific:

Singapore	Leased	Office facilities	Technology & Consulting and Engineering & Construction

Sydney, Australia	Leased	Office facilities	Engineering & Construction

Perth, Australia	Leased	Office and project facilities	Engineering & Construction

We also own or lease numerous small facilities that include sales offices and project offices throughout the world and lease office space in other buildings owned by unrelated parties. Our owned property is unencumbered and we believe all properties that we currently occupy are suitable for their intended use.

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

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices per share for our common stock as reported by the New York Stock Exchange and dividends declared. In the fourth quarter of 2015, we declared a dividend of $0.08 per share on October 28, 2015.

	Common Stock Price Range		Dividends Declared Per Share
	High	Low
Fiscal Year 2015
First quarter ended March 31, 2015	$18.35	$14.00	$0.08
Second quarter ended June 30, 2015	$20.77	$14.30	$0.08
Third quarter ended September 30, 2015	$19.65	$15.64	$0.08
Fourth quarter ended December 31, 2015	$19.94	$16.34	$0.08
Fiscal Year 2014
First quarter ended March 31, 2014	$34.77	$26.34	$0.08
Second quarter ended June 30, 2014	$28.29	$22.48	$0.08
Third quarter ended September 30, 2014	$24.44	$18.77	$0.08
Fourth quarter ended December 31, 2014	$20.48	$14.65	$0.08
At January 29, 2016, there were 108 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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
Under our Credit Agreement, we are permitted to repurchase our equity shares provided that no such repurchases shall be made from the proceeds borrowed under the Credit Agreement and that the aggregate purchase price and dividends paid after September 25, 2015 does not exceed the Distribution Cap. As of December 31, 2015, the remaining availability under the Distribution Cap was approximately $698 million. The declaration, payment or increase of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions. Since January 2007, we have repurchased $793 million of our outstanding common stock and have paid $286 million in dividends.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2015.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2015	736	$17.83	—	$248,455,904
November 3 – 28, 2015	814,671	$18.89	814,648	$233,068,430
December 1 – 31, 2015	1,450,530	$17.48	1,431,599	$208,030,228
Total	2,265,937	$17.99	2,246,247	$208,030,228

(1)
In connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan, we acquired 736 shares at an average price of $17.83, 23 shares at an average price of $18.15 and 18,931 shares at an average price of $17.03 in October, November and December, respectively, for a total of 19,690 shares at an average price of $17.06.

.

Performance Graph

The chart below compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2015, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 31, 2010 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
KBR	$100.00	$92.08	$99.53	$106.09	$56.39	$56.29
Dow Jones Heavy Construction	100.00	82.13	99.22	129.68	96.09	84.45
Russell 1000	100.00	99.49	113.34	147.85	164.21	162.42

Item 6.Selected Financial Data
The following table presents selected financial data for the last five years and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the consolidated financial statements.

	Years Ended December 31,
Dollars in millions, except per share amounts	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$5,096	$6,366	$7,214	$7,770	$9,103
Gross profit (loss)	325	(65)	417	518	640
Equity in earnings of unconsolidated affiliates	149	163	137	151	158
Impairment of goodwill, asset impairments and restructuring charges (a)	(70)	(660)	—	(180)	—
Operating income (loss) (b)	310	(794)	308	299	587
Net income (loss) (c)	226	(1,198)	171	202	540
Net income attributable to noncontrolling interests	(23)	(64)	(96)	(58)	(60)
Net income (loss) attributable to KBR	203	(1,262)	75	144	480
Basic net income (loss) attributable to KBR per share	$1.40	$(8.66)	$0.50	$0.97	$3.18
Diluted net income (loss) attributable to KBR per share	$1.40	$(8.66)	$0.50	$0.97	$3.16
Cash dividends declared per share	$0.32	$0.32	$0.24	$0.28	$0.20

Balance Sheet Data (as of the end of period):
Total assets (d)	$3,412	$4,078	$5,422	$5,752	$5,651
Long-term nonrecourse project-finance debt	51	63	78	84	88
Total shareholders’ equity	$1,052	$935	$2,439	$2,511	$2,442

Other Financial Data (as of the end of period):
Backlog of unfulfilled orders (e)	$12,333	$10,859	$14,118	$14,931	$10,931

(a)
Included in 2015 are asset impairment and restructuring charges of $70 million. The 2014 balance includes a goodwill impairment charge of $446 million related to three of our previous reporting units, impairment of long-lived assets charge of $171 million and restructuring charges of $43 million. Included in 2012 is a goodwill impairment charge of $178 million related to one of our previous reporting units and a $2 million long-lived asset impairment charge.

(b)	Includes gains on disposal of assets of $61 million, $7 million, $2 million, $32 million and $3 million for the years ended 2015, 2014, 2013, 2012, and 2011, respectively.

(c)
Included in 2014 is $421 million of tax expense primarily related to valuation allowance on U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards, other deferred tax assets and foreign tax expense.

(d)
The impact of adopting Accounting Standards Update ("ASU") 2015-17 resulted in a decrease in total assets of $121 million, $16 million, $15 million, and $15 million for the years ended 2014, 2013, 2012, and 2011, respectively.

(e)
Prior to the second quarter of 2015, the amount included in backlog for long term contracts associated with the U.K. government's privately financed initiatives or projects was limited to five years. In the second quarter of 2015, we modified our backlog policy and now record the estimated value of all work forecast to be performed under these arrangements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with Part I of this Form 10-K as well as the consolidated financial statements and related notes included in Item 8 of this Form 10-K.

Overview

During 2015, we delivered on the strategic objectives we established in the fourth quarter of 2014, which included: (1) focusing on differentiated offerings in our core markets, with emphasis on global sales, commercial rigor and consistent delivery, (2) rebalancing our business portfolio, streamlining operations and reducing costs, (3) continuing in our efforts to proactively resolve legacy disputes and litigation and (4) retaining a strong balance sheet while employing a balanced capital allocation policy. In conjunction with our strategic initiative, effective December 2014, we reorganized our business into three segments, T&C, E&C and GS to focus on our core strengths in global hydrocarbons and international government services. Our corporate expenses and other operations that do not individually meet the criteria for group presentation are now included in our Other business segment, while operations we intend to exit upon completing the existing contracts are in our Non-strategic Business segment. Each business segment, excluding our Other business segment, reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM"). See "Item 1. Business" for a description of the business segments.

Business Environment

Our portfolio includes process technologies, energy project technical consulting, engineering, program management, construction, asset life cycle solutions and other related services. We provide these services to a wide range of customers across the hydrocarbons value chain and to various international and U.S. governmental agencies. The demand for our services depends on the level of capital and operating expenditures of our customers, which is often considered against prevailing market conditions and the availability of resources to support and fund projects. The significant decline in commodity prices has resulted in some of our oil and gas customers taking steps to defer, suspend or terminate capital expenditures.

Upstream oil projects have experienced the largest reductions in capital expenditures, as the effect of declining oil prices has been more pronounced in this sector. We continue to see other opportunities in the hydrocarbons market, including midstream gas projects such as LNG to satisfy future demand, and across the downstream sector, which will benefit from low feedstock prices. We believe that success in gas monetization, specifically LNG, is driven by the fundamental economic profile of these types of projects and requires the same focus in the selection of sustainable solutions. To deliver positive outcomes in these areas we collaborate with our customers using integrated teams, from project conceptualization and technical solutions selection through project award and implementation.

The current environment of low feedstock and energy prices has created strong downstream infrastructure investment in the U.S. Continued investment in the U.S. downstream market is expected to be supported, under the current market conditions, by international demand for petrochemicals and byproducts, derived from low gas prices. We expect investors to continue to reevaluate international downstream infrastructure investments for opportunities in the U.S. that offer low feedstock (i.e. natural gas) for their projects.

We expect continued opportunities within our global GS business as we drive higher value and lower cost solutions to support governments’ increasing training needs, operation, maintenance and sustainment requirements amidst generally lower operating budgets.

We believe KBR has a balanced portfolio of upstream, midstream and downstream solutions as well as recurring government services outsourcing opportunities, which together provide us with less exposure to the oil price declines than some of our peers.

Overview of Financial Results

2015 was a transformational year on the path towards KBR achieving the strategic objectives outlined during our Analyst Day in New York, NY, on December 11, 2014. In 2015, we successfully restructured our business, refocused the company around our core strengths in the hydrocarbons and international government services businesses, rebalanced our business portfolio through sales of businesses or through formation of strategic partnerships, significantly reduced our overhead costs and deployed a balanced capital allocation strategy while maintaining a strong balance sheet. Exiting 2015, we are well on track to successfully complete our business transformation by the end of 2016.

During the year we made significant progress in winding down activities related to our Non-strategic business segment. We completed two of three fixed-price EPC Power projects, with the third EPC power project expected to be completed in 2017. We also completed the sale of our Building Group and Infrastructure Americas businesses.

We made strong progress rebalancing our business portfolio to enhance the value creation for certain businesses that were under review by the company. We executed agreements to establish two strategic relationships within our E&C business segment. These relationships allowed us to (1) establish the Brown & Root Industrial Services 50/50 joint venture, where we contributed our Industrial Services Americas business in order to grow this business in North America, and (2) acquired a minority interest in a Gulf Coast pipe fabrication business, where we contributed a majority of our Canadian pipe fabrication and module assembly business. During 2015, we completed the last of the seven loss-making Canadian pipe fabrication and module assembly projects, further reducing the risk in KBR’s portfolio during the year.

In our GS business segment, we have been in the process of closeout of the legacy LogCAP III contract with the U.S. government which concluded in 2011. The U.S. government audits through 2011 are now complete with $9 million in questioned costs remaining out of approximately $46 billion in audited, incurred costs through 2011. We expect to conclude discussions regarding the questioned $9 million during 2016. We maintain provisions for all incurred cost audits and believe our settlement amount on the $9 million in disputed costs will fall within our previously provisioned amounts, further reducing risk in our legacy portfolio. However, we still have $173 million subject to issued and outstanding Form 1s. We were also successful in having numerous tort cases against us relating to alleged exposure to sodium dichromate from work performed under the LogCAP III contract dismissed on the merits. Although these cases are being appealed, we believe our risk of loss has been significantly reduced.

We made significant progress in reducing our operating expenses against our year-end 2016 strategic target of $200 million in annualized savings. To-date, we have identified and actioned more than $165 million of the $200 million in savings across the company.

Our transformation in 2015 has made KBR a leaner, more efficient and more customer-focused organization with improved operational capabilities delivering consistent and improved financial results.

Our financial results for the year ended December 31, 2015 were significantly improved from the year ended December 31, 2014. We generated net income in 2015 of $203 million compared to a net loss of $1.3 billion in 2014. Restructuring charges, impairments of goodwill and other assets and tax valuation allowances totaling approximately $1.1 billion were included in the results of 2014.

Our E&C business segment, where we execute large EPC projects, generated revenues of $3.5 billion and gross profit of $224 million during 2015. This business segment continues to deliver solid operational performance and successful execution on two mega-LNG projects in Australia. The business segment continues to actively pursue opportunities for LNG, floating LNG ("FLNG”), oil & gas, ammonia and chemicals projects and expects growth in services contracts executed by our Brown & Root Industrial Services joint venture. We have completed work on the seven loss making Canadian pipe fabrication and module assembly projects. The majority of our Canadian pipe fabrication and module assembly business has now been contributed to a separate third party pipe fabrication business as part of our minority ownership in that entity.

Our Non-strategic Business segment completed two of three fixed-price EPC Power projects with the remaining project scheduled for completion in 2017. During the year this segment contributed positive earnings of $27 million versus a loss of $227 million in 2014.

Our GS business segment decreased its gross loss by $29 million to a $3 million loss in 2015 compared to a $32 million loss in 2014. This segment is experiencing increased activity from new awards and expansions on existing U.S. government contracts, however, it continues to be adversely impacted by legal fees associated with the LogCAP III and Restore Iraqi Oil ("RIO") legacy projects. This segment has secured a major contract to support the U.K. Ministry of Defence ("MoD") Military Flying Training Systems program in January 2016 and is well positioned for a second large-scale contract with the U.K. MoD.

Our T&C business segment provides licensed technologies and consulting services to the oil and gas value chain, from wellhead to crude refining and specialty chemicals production. Gross profits increased by $24 million to $77 million in 2015 driven by a profitable mix of projects and cost reductions.

Revenues
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Revenues	$5,096	$6,366	$(1,270)	(20)%	$7,214	$(848)	(12)%

The decrease in consolidated revenues in 2015 compared to 2014 was primarily due to reduced activity within our E&C business segment from the substantial completion of one of the major LNG projects in Australia. The decrease in revenues was also attributable to the completion or substantial completion of several projects in the U.S., Middle East and Canada as well as the elimination of $126 million of revenues related to the deconsolidation of our Industrial Services Americas business in the third quarter of 2015. These decreases were partially offset by increased work or ramp up on chemicals and ammonia projects in the U.S. and a new oil and gas project in Europe. Our revenues were also impacted by activity within our Non-strategic Business segment, including the elimination of $141 million of revenues related to the Building Group, which we sold at the end of the second quarter of 2015, and the continued wind-down on two power projects that are nearing completion. In addition, the decline in both proprietary equipment sales and awards of new consulting contracts from upstream oil related projects within our T&C business segment contributed to the decrease.

The decrease in consolidated revenues in 2014 compared to 2013 was primarily driven by reduced activity within our E&C business segment resulting from the completion or near completion of EPC projects in our LNG/GTL markets, partially offset by new awards of refining, petrochemicals and chemicals projects. Lower overall volumes associated with our GS business segment's support and logistics activities in Iraq and Afghanistan for the U.S. and U.K. governments, respectively, also contributed to the decline. Additionally, the reduction in revenues was due to completion of several building projects within our Non-strategic Business segment.

Gross Profit (Loss)
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Gross profit (loss)	$325	$(65)	$390	600%	$417	$(482)	(116)%

The increase in consolidated gross profit in 2015 compared to 2014 was primarily due to losses and charges that were recognized during 2014 on projects within our E&C and Non-strategic Business segments that did not recur in 2015. Gross profit was also impacted by the recognition of favorable settlements in the third quarter of 2015 within our Non-strategic Business segment, ongoing execution on base operations and other contracts within our GS business segment and reduced overhead spending within our E&C business segment. This increase was partially offset by reduced activity on the major LNG project discussed above.

The decrease in consolidated gross profit in 2014 compared to 2013 was primarily attributable to an increase in estimated costs to complete projects within our Non-strategic Business segment and reduced volumes resulting from completion of our GS contracts discussed above. Within our E&C business segment, reduced volume as we reached peak activity in 2013 on certain EPC projects, higher estimated costs to complete certain projects and the positive impact of a fee negotiation in 2013, which did not recur in 2014, contributed to the reduction in gross profit. The impact of these decreases was partially offset by the reduction in losses within our E&C business segment on our Canadian pipe fabrication and module assembly projects in 2014 compared to 2013.

Equity in Earnings of Unconsolidated Affiliates
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Equity in earnings of unconsolidated affiliates	$149	$163	$(14)	(9)%	$137	$26	19%

The decrease in equity in earnings of unconsolidated affiliates in 2015 compared to 2014 was primarily due to an insurance recovery and reduced costs on a joint venture project within our GS business segment in 2014 that did not recur in 2015 as well a reduction in volume due to the substantial completion of construction activities on this project during 2015. This decrease was offset by increased earnings on our offshore maintenance joint venture in Mexico in our E&C business segment.

The increase in equity in earnings of unconsolidated affiliates in 2014 compared to 2013 was primarily due to increased activity and progress on an LNG project joint venture within our E&C business segment and by an insurance recovery and reduced costs on a joint venture project in our GS business segment, offset by a reduction in volume as we neared completion of construction activities on this project.

General and Administrative Expenses
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
General and administrative expenses	$(155)	$(239)	$84	35%	$(248)	$9	4%

The decrease in general and administrative expenses in 2015 compared to 2014 was primarily due to lower information technology support costs resulting from the cancellation of our enterprise resource planning ("ERP") implementation project in the fourth quarter of 2014, reduced overhead costs resulting from headcount reductions and other cost savings initiatives implemented at the end of 2014 and during 2015. General and administrative expenses in 2015 included $113 million related to corporate activities and $42 million related to the business segments.

The decrease in general and administrative expenses in 2014 compared to 2013 was primarily due to lower information technology support costs and reduced overhead costs resulting from headcount reductions and cost savings initiatives implemented at the end of 2013 and during 2014. Our general and administrative expenses for 2014 and 2013 included $35 million each related to our ERP project. Amortization on the completed phase of the project was $15 million and $7 million for 2014 and 2013, respectively. General and administrative expenses in 2014 included $174 million related to corporate and $65 million related to the business segments.

Impairment and Restructuring Charges
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Impairment of goodwill	$—	$(446)	$446	100%	$—	$(446)	(100)%
Asset impairment and restructuring charges	$(70)	$(214)	$144	67%	$—	$(214)	(100)%

Asset impairment charges in 2015 reflects $22 million of charges within our E&C and Other business segments on the remaining portion of one of our ERP assets, which we abandoned during the year. We also recognized $9 million of impairment on leasehold improvements as a result of early termination of lease arrangements during 2015 related to leases within our E&C and Other business segments.

Restructuring charges in 2015 reflects $12 million in charges as a result of early termination of lease arrangements primarily within our E&C and Non-strategic Business segments and severance of $27 million within our E&C and T&C business segments as the result of workforce reduction efforts primarily related to our announcement at the end of 2014.

In 2014, we recognized goodwill impairment of $446 million related to the remaining goodwill associated with our Roberts and Schaefer ("R&S") and BE&K, Inc. acquisitions as a result of our decision to exit related businesses and the continued business decline in certain markets.

Asset impairment charges in 2014 reflects the impairment of $135 million for a portion of our ERP project we did not expect would provide us any future benefits, the recognition of a $31 million impairment of R&S intangible assets and $5 million of impairment charges related to leasehold improvements on the terminated leases and other properties.

Restructuring charges in 2014 reflect $29 million of severance charges as a result of workforce reductions and lease termination charges of $14 million as a result of terminated leases in several locations.

See Notes 8 and 9 to our consolidated financial statements for further discussion on our goodwill and asset impairment and restructuring charges.

Gain on Disposition of Assets
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Gain on disposition of assets	$61	$7	$54	771%	$2	$5	250%

The gain on disposition of assets in 2015 primarily reflects the gain recognized on the sale of our U.K. office location within our E&C business segment and our Infrastructure Americas business within our Non-strategic Business segment. This also includes the gain recognized in our E&C business segment for the deconsolidation and transfer of our Industrial Services business to the Brown & Root Industrial Services joint venture and the sale of our Building Group subsidiary within our Non-strategic Business segment in the second quarter. See Notes 2 and 10 to our consolidated financial statements for additional information.

Non-operating Income (Expenses)
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Non-operating income (expenses)	$2	$17	$(15)	(88)%	$(8)	$25	313%

Non-operating income includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The decrease in non-operating income in 2015 compared to 2014 was primarily due to the gain on a negotiated settlement with our former parent as well as the reversal of associated interest under a tax sharing agreement recognized in 2014 that did not recur in 2015. Also contributing to operating income were foreign exchange gains of $9 million in 2015 due to the strengthening of the U.S. dollar against the majority of our foreign currencies compared to losses in 2014.

The change to non-operating income in 2014 compared to non-operating expense in 2013 was primarily attributable to a $24 million gain related to a negotiated dispute settlement with our former parent in 2014.

Provision for Income Taxes
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Income (loss) before provision for income taxes	$312	$(777)	$1,089	140%	$300	$(1,077)	n/m
Provision for income taxes	$(86)	$(421)	$335	80%	$(129)	$(292)	n/m

n/m - not meaningful

The decrease in income tax expense in 2015 compared to 2014 was primarily due to the absence of the nondeductible goodwill impairment loss, the increase in our valuation allowance for deferred tax assets and the recognition of taxes on undistributed earnings which impacted 2014 income taxes.

The increase in income tax expense in 2014 compared to 2013 was primarily due to the recognition of income tax expense of $421 million in 2014 on our loss before provision for income taxes instead of recognizing a tax benefit primarily as a result of the nondeductible goodwill impairment loss, an increase in our valuation allowance for deferred tax assets and recognition of taxes on undistributed earnings.

A reconciliation of our effective tax rates for 2015, 2014 and 2013 to the U.S. statutory federal rate is presented in Note 13 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Net income attributable to noncontrolling interests	$(23)	$(64)	$(41)	(64)%	$(96)	$(32)	(33)%

The decrease in net income attributable to noncontrolling interests in 2015 compared to 2014 was primarily due to reduced joint venture earnings resulting from the substantial completions of an LNG project joint venture in Australia in our E&C business segment.

The decrease in net income attributable to noncontrolling interests in 2014 compared to 2013 is primarily due to earnings from the renegotiation of fees and cost recoveries on a joint venture project which were recognized in our E&C business segment in 2013 but did not recur in 2014.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
			2015 vs. 2014			2014 vs. 2013
Dollars in millions	2015	2014	$	%	2013	$	%
Revenues
Technology & Consulting	$324	$353	$(29)	(8)%	$330	$23	7%
Engineering & Construction	3,454	4,584	(1,130)	(25)%	4,956	(372)	(8)%
Government Services	663	638	25	4%	931	(293)	(31)%
Other	—	—	—	—%	—	—	—%
Subtotal	$4,441	$5,575	$(1,134)	(20)%	$6,217	$(642)	(10)%
Non-strategic Business	655	791	(136)	(17)%	997	(206)	(21)%
Total	$5,096	$6,366	$(1,270)	(20)%	$7,214	$(848)	(12)%

Gross profit (loss)
Technology & Consulting	$77	$53	$24	45%	$69	$(16)	(23)%
Engineering & Construction	224	141	83	59%	263	(122)	(46)%
Government Services	(3)	(32)	29	91%	90	(122)	(136)%
Other	—	—	—	—%	—	—	—%
Subtotal	$298	$162	$136	84%	$422	$(260)	(62)%
Non-strategic Business	27	(227)	254	112%	(5)	(222)	n/m
Total	$325	$(65)	$390	n/m	$417	$(482)	(116)%

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—	$—	—%	$—	$—	—%
Engineering & Construction	104	90	14	16%	76	14	18%
Government Services	45	73	(28)	(38)%	61	12	20%
Other	—	—	—	—%	—	—	—%
Subtotal	$149	$163	$(14)	(9)%	$137	$26	19%
Non-strategic Business	—	—	—	—%	—	—	—%
Total	$149	$163	$(14)	(9)%	$137	$26	19%

Total general and administrative expense	$(155)	$(239)	$84	35%	$(248)	$9	4%

Impairment of goodwill	$—	$(446)	$(446)	(100)%	$—	$446	100%

Asset impairment and restructuring charges	$(70)	$(214)	$(144)	(67)%	$—	$214	100%

Gain on disposition of assets	$61	$7	$54	771%	$2	$5	250%

Total operating income (loss)	$310	$(794)	$1,104	139%	$308	$(1,102)	(358)%

n/m - not meaningful

Technology & Consulting

T&C revenues decreased by $29 million, or 8%, to $324 million in 2015 compared to $353 million in 2014 due to a decrease in proprietary equipment sales and awards of new consulting contracts from upstream oil projects partially offset by higher technology revenues related to several petrochemicals, ammonia and refining projects.

T&C gross profit increased by $24 million, or 45%, to $77 million in 2015 compared to $53 million in 2014 due to higher profitability on the mix of projects executed, a larger number of license milestones achieved and significant overhead reductions during 2015.

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

Engineering & Construction

E&C revenues decreased by $1.1 billion, or 25%, to $3.5 billion in 2015 compared to $4.6 billion in 2014. This decrease resulted primarily from reduced activity on a major LNG project in Australia, the completion of Canadian pipe fabrication and module assembly projects which had peak activity in 2014, reduced activity in the construction market and the elimination of revenues resulting from the deconsolidation of our Industrial Services Americas business during the third quarter.

E&C gross profit increased by $83 million, or 59%, to $224 million in 2015 compared to $141 million in 2014. This increase was primarily due to Canadian pipe fabrication and module assembly projects, which had profit in 2015 resulting from negotiated settlements and closeout activities compared to recognition of losses in 2014, and reduced overheads in 2015. This increase was partially offset by reduced activity on a major LNG project in Australia.

E&C equity in earnings in unconsolidated affiliates increased by $14 million, or 16%, to $104 million in 2015 compared to $90 million in 2014. The increase was primarily attributable to our offshore maintenance joint venture in Mexico, which had increased earnings in 2015 due to the vessels being in dry dock during 2014 and a benefit of $15 million due to an adjustment in the second quarter of 2015 to correct transactions between the unconsolidated affiliates associated with that Mexican joint venture. The increase was partially offset by reduced earnings on an LNG project joint venture in Australia and reduced earnings on our ammonia plant joint venture in Egypt.

E&C revenues decreased by $372 million, or 8%, to $4.6 billion in 2014 compared to $5.0 billion in 2013. This decrease was primarily due to lower activity on LNG projects, as they neared completion in 2014, and reduced activity in the Construction market. These decreases were partially offset by increased activity on contracts for downstream projects in the U.S., on several Canadian pipe fabrication, module assembly and construction projects, on an upstream project in Azerbaijan and an increase in KBR services on an LNG project joint venture in Australia.

E&C gross profit decreased by $122 million, or 46%, to $141 million in 2014 compared to $263 million in 2013 due to higher activity and incentive fees on an LNG project in Australia in 2013 that did not recur in 2014 and a reduction in gross profit resulting from an increase in estimated costs to complete certain projects. These decreases were partially offset by reduced losses on our Canadian pipe fabrication and module assembly projects, start-up work on an ammonia plant in the U.S. and charges taken on LNG projects in 2013 that did not recur in 2014.

E&C equity in earnings in unconsolidated affiliates increased by $14 million, or 18%, to $90 million in 2014 compared to $76 million in 2013 due primarily to increased progress on an LNG project in Australia. This increase was partially offset by reduced earnings on the MMM joint venture in Mexico, as the vessels were out of contract for a significant portion of 2014.

Government Services

GS revenues increased by $25 million, or 4% to $663 million in 2015 compared to $638 million in 2014. This increase was driven primarily from the expansion of existing U.S. government contracts, partially offset by the effect of reduced troop numbers on services under U.K. MoD and NATO contracts in Afghanistan. Revenues were also positively impacted by favorable settlement of disputes with the U.S. government on some of our legacy projects.

GS gross loss decreased by $29 million, or 91% to a loss of $3 million in 2015 compared to a loss of $32 million in 2014. This improvement was driven by increased activity on U.S. government contracts discussed above, partially offset by the reduction in Afghanistan-related support activities. The positive impact of the favorable settlement of disputes with the U.S. government on some of our legacy projects includes the recognition of $18 million in legal fees related to these legacy contracts during 2015.

GS equity in earnings in unconsolidated affiliates decreased by $28 million, or 38% to $45 million in 2015 compared to $73 million in 2014. This decrease was driven primarily by an insurance recovery on a joint venture for a U.K. MoD project in 2014 that did not recur in 2015 as well as the impact of reaching substantial completion of construction activities on this project.

GS revenues decreased by $293 million, or 31% to $638 million in 2014 compared to $931 million in 2013. This decline was driven by a $246 million reduction in revenues from U.S. government contracts supporting military activities in Iraq in early 2014, and a $45 million reduction in revenues from U.K. MoD and NATO contracts supporting military operations in Afghanistan as a result of gradually reducing troop numbers. These decreases were partially offset by new awards of U.S. government construction and base support contracts in Europe and Africa as well as the award of a long term contract with the U.K. Metropolitan Police. Settlement of outstanding items and adjustments to reserves for questioned costs on our U.S. government legacy contracts, resulted in a $94 million reduction in revenues.

GS gross profit decreased by $122 million, or 136% to a gross loss of $32 million in 2014 compared to gross profit of $90 million in 2013. This decline was primarily driven by the completion of the U.S. government contracts in Iraq along with the reduced U.K. MoD and NATO support activities discussed above. Additionally, an increase in our estimate of costs to complete a roads program management contract in Qatar and a construction management contract with the U.S. government in Europe contributed to reduced gross profit. The settlements and reserves for questioned costs on the U.S. government legacy contracts discussed above also reduced gross profit by $66 million.

GS equity in earnings in unconsolidated affiliates increased by $12 million, or 20% to $73 million in 2014 compared to $61 million in 2013. This increase was primarily due to an insurance recovery on a joint venture for a U.K. MoD project, offset by a reduction in volume as we near completion of construction activities on this joint venture project.

Non-strategic Business

Non-strategic Business revenues decreased by $136 million, or 17%, to $655 million in 2015 compared to $791 million in 2014. This decrease was due to the sale of Building Group in the second quarter of 2015 and the near completion of several power and construction projects partially offset by increased activity on power and infrastructure projects that began in the second half of 2014.

Non-strategic Business gross profit increased by $254 million to a profit of $27 million in 2015 compared to a loss of $227 million in 2014. This increase was due to the non-recurrence of charges recognized during 2014 on a power project, improved performance and favorable settlements on power projects in the third quarter of 2015 as well as overhead savings resulting from the Building Group sale mentioned above and headcount reductions which began in late 2014.

Non-strategic Business revenues decreased by $206 million, or 21%, to $791 million in 2014 compared to $997 million in 2013. This was largely due to the completion or near completion of several building construction projects, partially offset by higher revenues from increased activity on two power projects.

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

Acquisitions, Dispositions and Other Transactions

Information relating to various acquisitions, dispositions and other transactions is described in Notes 2, 7 and 10 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite and clients can terminate for convenience at any time without having to compensate us for periods beyond the date of termination, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. Previously, for long term contracts associated with the U.K. government's privately financed initiatives or projects ("PFIs" also "service concession arrangements"), the amount included in backlog was limited to five years. Effective in the second quarter of 2015, we modified our backlog policy and now record the estimated value of all work forecast to be performed under the PFI contracts. The reason for the change is that under these PFI contracts, the client is obligated to pay us certain amounts spanning periods beyond five years even if the client terminates the contracts for convenience. This change only relates to backlog of unfilled orders and does not alter our longstanding policies for revenue recognition; therefore, it has no impact on our financial statements. The $5 billion included in the change in policy column below represents our estimate of revenues related to payment obligations for periods beyond five years.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $8.5 billion including the PFI change discussed above, at December 31, 2015 and $4.3 billion at December 31, 2014. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $285 million at December 31, 2015 and $928 million at December 31, 2014.

The following table summarizes our backlog by business segment:

Dollars in millions	December 31, 2014	New Awards	Change in Policy (a)	Other (b)	Net Workoff (c)	December 31, 2015
Technology & Consulting	$400	$348	$—	$6	$(324)	$430
Engineering & Construction	7,788	1,789	—	(871)	(3,558)	5,148
Government Services	1,763	166	5,358	(63)	(708)	6,516
Subtotal	9,951	2,303	5,358	(928)	(4,590)	12,094
Non-strategic Business	908	49	—	(63)	(655)	239
Total backlog	$10,859	$2,352	$5,358	$(991)	$(5,245)	$12,333

(a)	Change in policy was implemented in the second quarter of 2015.

(b)
These amounts include adjustments for (i) changes in scope, (ii) effects of changes in foreign exchange rates, (iii) elimination of 50% of backlog associated with our Industrial Services Americas business, which we transferred to the Brown & Root Industrial Services joint venture in the third quarter of 2015 and (iv) elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures.

(c)	These amounts include the workoff of our projects as well as our proportionate share of the workoff of our unconsolidated joint ventures' projects.

We estimate that as of December 31, 2015, 38% of our backlog will be executed within one year. As of December 31, 2015, 22% of our backlog was attributable to fixed-price contracts, 49% was attributable to service concession arrangements, and 29% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the components as either fixed-price or cost-reimbursable according to the composition of the contract; however, except for smaller contracts, we characterize the entire contract based on the predominant component.

Liquidity and Capital Resources

Cash and equivalents totaled $883 million at December 31, 2015 and $970 million December 31, 2014 and consisted of the following:

	December 31,
Dollars in millions	2015	2014
Domestic U.S. cash	$360	$200
International cash	470	690
Joint venture cash	53	80
Total	$883	$970

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

Joint venture cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. Such amounts are limited to joint venture activities and are not readily available for general corporate purposes but portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

Cash generated from operations is our primary source of operating liquidity. Our cash balances are held in numerous locations throughout the world. We believe that existing cash balances and internally generated cash flows are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.

Our international cash balances are primarily held in Australia and the Netherlands. As part of our cash repatriation strategy, we have provided cumulative income taxes on certain foreign earnings which allow for repatriation of approximately $140 million of international cash without recognizing additional tax expense. See Note 13 to our consolidated financial statements for further discussion on our foreign cash repatriation strategy.

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

As of December 31, 2015, substantially all of our excess cash was held in commercial bank time deposits and money market funds with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	December 31,
Dollars in millions	2015	2014	2013
Cash flows provided by operating activities	$47	$170	$297
Cash flows provided by (used in) investing activities	101	(44)	(62)
Cash flows used in financing activities	(192)	(210)	(148)
Effect of exchange rate changes on cash	(43)	(52)	(34)
Increase (decrease) in cash and equivalents	$(87)	$(136)	$53

Operating activities. Cash provided by operations totaled $47 million in 2015 and was primarily attributable to distributions of earnings received from unconsolidated affiliates of $92 million and fluctuations in our working capital accounts. This increase was partially offset by contributions of approximately $48 million to our pension funds.

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

Investing activities. Cash provided by investing activities totaled $101 million in 2015, which was primarily due to $130 million in proceeds from sale of assets or investments. This increase was partially offset by a payment of $19 million to acquire an investment in a partnership.

Cash used in investing activities totaled $44 million and $62 million in 2014 and 2013, respectively, which was primarily due to purchases of property, plant and equipment associated with information technology projects which have now largely been cancelled.

Financing activities. Cash used in financing activities totaled $192 million in 2015 and included $62 million for the purchase of treasury stock, $40 million for our purchase of a noncontrolling interest in a joint venture, $47 million for dividend payments to common shareholders, $28 million for distributions to noncontrolling interests and $11 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE.

Cash used in financing activities totaled $210 million in 2014 and included $106 million for the purchase of treasury stock, $47 million for dividend payments to common shareholders, $61 million for distributions to noncontrolling interests and $11 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax joint venture. The uses of cash were partially offset by $10 million of investments from noncontrolling interests and $4 million of proceeds from the exercise of stock options.

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

Future sources of cash. Future sources of cash include cash flows from operations, cash derived from working capital management, and cash borrowings under our Credit Agreement as well as potential litigation proceeds.

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

Other factors potentially affecting liquidity

Power project losses. Our reserve for estimated losses on uncompleted contracts included in "other current liabilities" on our consolidated balance sheets includes $47 million at December 31, 2015 related to a power project. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of this project in 2017.

Credit Agreement

On September 25, 2015, we entered into a new $1 billion, unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks replacing the previous agreement which was scheduled to mature in December 2016. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries, matures in September 2020 and is available for cash borrowings and the issuance of letters of credit related to general corporate needs. Subject to certain conditions, we may request (i) that the aggregate commitments under the Credit Agreement be increased by up to an additional $500 million, and (ii) that the maturity date of the Credit Agreement be extended by two additional one-year terms.

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate ("LIBOR") plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of December 31, 2015, there were $127 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants, as defined by the agreement, which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. As of December 31, 2015, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 15 to our consolidated financial statements). As of December 31, 2015, the remaining availability under the Distribution Cap was approximately $698 million.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 12 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2015, we have utilized $593 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $127 million issued under our Credit Agreement and $466 million issued under uncommitted bank lines as of December 31, 2015. Of the letters of credit outstanding under our Credit Agreement, there are no letters of credit that have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $236 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Commitments and other contractual obligations. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2015:

	Payments Due
Dollars in millions	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases (a)	$98	$83	$72	$61	$56	$350	$720
Purchase obligations (b)	8	1	1	1	1	1	13
Pension funding obligation (c)	41	41	41	41	41	125	330
Nonrecourse project finance debt	10	10	10	11	12	8	61
Total (d)	$157	$135	$124	$114	$110	$484	$1,124

(a)	Amounts presented are net of subleases.

(b)
In the ordinary course of business, we enter into commitments for the purchase or lease of software, materials, supplies and similar items. The purchase obligations can span several years depending on the duration of the projects. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers. We expect to recover such obligations from our customers.

(c)
Included in our pension obligations are payments related to our agreement with the trustees of our international plan. The agreement calls for minimum contributions of £28 million in 2016 through 2023. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2015. KBR, Inc. has provided a guarantee for up to £125 million in support of Kellogg Brown & Root (U.K.) Limited's obligation to make payments to the plan in respect of its liability under the U.K. Pensions Act 1995.

(d)
Not included in the total are uncertain tax positions recorded pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 - Income Taxes, which totaled $257 million as of December 31, 2015. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance and have been excluded from the table above. See Note 13 to our consolidated financial statements for further discussion on income taxes.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and judgments that affect the determination of financial positions, cash flows and results of operations. Our critical accounting policies are described below to provide a better understanding of our estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates are important to the representation of our financial position and results of operations and require our most difficult, subjective or complex judgments. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements in accordance with U.S. GAAP, as well as the significant estimates and assumptions affecting the application of these policies. Our accounting policies are more fully described in Note 1 to our consolidated financial statements.

Engineering and Construction Contracts. Revenues from the performance of contracts for which specifications are provided by the customer for the construction of facilities, the production of goods or the provision of related services is accounted for using the percentage-of-completion method. These contracts include services essential to the construction or production of tangible property, such as design, EPC and EPC management. We account for these contracts in accordance with ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel regularly evaluate the estimated costs, revenues and progress and adjust the estimates accordingly.

We measure the progress towards completion of the project to determine the amount of revenues and profit to be recognized in each reporting period. Profit is recorded based upon the product of estimated contract profit-at-completion times the current percentage-complete for the contract. Our progress estimates are based upon estimates of the total cost to complete the project, which considers, among other things, the current project schedule and anticipated completion date, as well as estimates of the extent of progress toward completion. While progress is generally based upon costs incurred in relation to total estimated costs at completion, we also use alternative methods including physical progress, labor hours incurred to total estimated labor hours at completion or others depending on the type of project.

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

At least quarterly, significant projects are reviewed by management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in "Item 1A. Risk Factors". These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

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

Revenues are recognized at the time services are performed, and such revenues include base fees, estimated direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government customers. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenues are reduced for our estimate of costs that either are in dispute with our customer or have been identified as potentially unallowable pursuant to the terms of the contract or the federal acquisition regulations.

Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Each contract is unique; therefore, the level of confidence in our estimates for audit adjustments varies depending on how much historical data we have with a particular contract. KBR excludes from billings to the U.S. government costs that are expressly unallowable, or mutually agreed to be unallowable, or not allocable to government contracts based on the applicable regulations. Revenues recorded for government contract work are reduced for our estimate of potentially unallowable costs related to issues that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Our estimates of potentially unallowable costs are based upon, among other things, our internal analysis of the facts and circumstances, terms of the contracts and the applicable provisions of the FAR, quality of supporting documentation for costs incurred and subcontract terms, as applicable. From time to time, we engage outside counsel to advise us in determining whether certain costs are allowable. We also review our analysis and findings with the administrative contracting officer ("ACO"), as appropriate. In some cases, we may not reach agreement with the DCAA or the ACO regarding potentially unallowable costs which may result in our filing of claims in various courts such as the Armed Services Board of Contract Appeals ("ASBCA") or the COFC. We only include amounts in revenues related to disputed and potentially unallowable costs when we determine it is probable that such costs will result in revenue. We generally do not recognize additional revenues for disputed or potentially unallowable costs for which revenues have been previously reduced until we reach agreement with the DCAA or the ACO that such costs are allowable.

Goodwill Impairment Testing. Our October 1, 2015 annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair values of reporting units were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach).

Under the market approach, we estimate fair value by applying earnings and revenue market multiples ranging from 4.08 to 13.42 times earnings and 0.3 to 1.3 times revenue. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Future revenues are also adjusted to match changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 12% to 15.4%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings and revenue multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. Given this, if market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

At the annual testing date of October 1, 2015, our market capitalization exceeded the carrying value of our consolidated net assets by $1.7 billion and the fair value of all our reporting units substantially exceeded their respective carrying amounts as of that date.

The fair value for two reporting units in our E&C business segment with goodwill of $42 million and $33 million, respectively, exceeded their carrying values by 38% and 26%, respectively, based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. If future variances for these assumptions are negative and significant, the fair value of these reporting units may not substantially exceed their carrying values in future periods.

Deferred Taxes and Tax Contingencies. See Note 1 to our consolidated financial statements for discussion on income taxes.

Legal and Investigation Matters. As discussed in Notes 14 and 15 to our consolidated financial statements, as of December 31, 2015 and 2014, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and external legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We attempt to resolve these matters through settlements, mediation and arbitration proceedings, when possible. If the actual settlement costs, final judgments or fines, differ from our estimates after appeals, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 3.42% at December 31, 2015 from 2.89% at December 31, 2014. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes all of our international plans and 96% of all plans, increased to 3.75% at December 31, 2015 from 3.65% at December 31, 2014. Our expected long-term rates of return on plan assets utilized at the measurement date decreased to 4.81% from 5.28% for our U.S. pension plans and decreased to 6.25% from 6.45% for our U.K. pension plans.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2016		Pension Benefit Obligation at December 31, 2015
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	—	3	2	83
25-basis-point increase in discount rate	—	(3)	(2)	(78)
25-basis-point decrease in expected long-term rate of return	1	4	N/A	N/A
25-basis-point increase in expected long-term rate of return	—	(4)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 15 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive loss at December 31, 2015 was $769 million, of which $31 million is expected to be recognized as a component of our expected 2016 pension expense compared to $48 million in 2015.

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

Item 7A. Quantitative and Qualitative Discussion about Market Risk

We invest excess cash and equivalents in short-term securities, primarily time deposits and money market funds, which carry a fixed rate of return. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition.

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information see Note 20 to our consolidated financial statements and the information discussed therein is incorporated by reference into this Item 7A.

Where possible, we limit exposure to foreign currency fluctuations on forecasted transactions through provisions in our contracts that require client payments in currencies corresponding to the currency in which costs are incurred. In addition to this natural hedge, we use foreign exchange forward contracts and options to hedge forecasted foreign currency sales and purchase transactions. These derivatives are generally designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the income or expense line item to which the hedged transaction relates. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within our consolidated statements of operations. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies. The impact of our hedging activities associated with our operating exposures was not material to our consolidated financial statements for and during the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

We are exposed to the effects of fluctuations in foreign exchange rates (primarily Australian Dollar, British Pound, Canadian Dollar, and Euro) on the translation of the financial statements of our foreign operations into our reporting currency. The impact of this translation to U.S. dollars is recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss). We do not hedge our exposure to potential foreign currency translation adjustments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBR, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, KBR, Inc. has changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBR, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Houston, Texas
February 26, 2016

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2015	2014	2013

Revenues	$5,096	$6,366	$7,214
Cost of revenues	(4,771)	(6,431)	(6,797)
Gross profit (loss)	325	(65)	417
Equity in earnings of unconsolidated affiliates	149	163	137
General and administrative expenses	(155)	(239)	(248)
Impairment of goodwill	—	(446)	—
Asset impairment and restructuring charges	(70)	(214)	—
Gain on disposition of assets	61	7	2
Operating income (loss)	310	(794)	308
Other non-operating income (expenses)	2	17	(8)
Income (loss) before income taxes and noncontrolling interests	312	(777)	300
Provision for income taxes	(86)	(421)	(129)
Net income (loss)	226	(1,198)	171
Net income attributable to noncontrolling interests	(23)	(64)	(96)
Net income (loss) attributable to KBR	$203	$(1,262)	$75
Net income (loss) attributable to KBR per share:
Basic	$1.40	$(8.66)	$0.50
Diluted	$1.40	$(8.66)	$0.50
Basic weighted average common shares outstanding	144	146	148
Diluted weighted average common shares outstanding	144	146	149
Cash dividends declared per share	$0.32	$0.32	$0.24
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2015	2014	2013

Net income (loss)	$226	$(1,198)	$171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(68)	(71)	(35)
Reclassification adjustment included in net income	4	1	1
Foreign currency translation adjustments, net of tax of $(3), $4 and $27	(64)	(70)	(34)
Pension and post-retirement benefits, net of tax:
Actuarial gains (losses), net of tax	71	(96)	(115)
Reclassification adjustment included in net income	39	34	28
Pension and post-retirement benefits, net of taxes of $(22), $10 and $18	110	(62)	(87)
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	—	(2)	1
Reclassification adjustment included in net income	1	—	(1)
Changes in fair value of derivatives, net of taxes of $0, $0 and $0	1	(2)	—
Other comprehensive income (loss), net of tax	47	(134)	(121)
Comprehensive income (loss)	273	(1,332)	50
Less: Comprehensive income attributable to noncontrolling interests	(25)	(66)	(105)
Comprehensive income (loss) attributable to KBR	$248	$(1,398)	$(55)
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2015	2014

Assets
Current assets:
Cash and equivalents	$883	$970
Accounts receivable, net of allowance for doubtful accounts of $17 and $19	628	847
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	224	490
Other current assets	109	147
Total current assets	1,844	2,454
Claims and accounts receivable	526	570
Property, plant, and equipment, net of accumulated depreciation of $352 and $385 (including net PPE of $48 and $57 owned by a variable interest entity)	169	247
Goodwill	324	324
Intangible assets, net of accumulated amortization of $91 and $96	35	41
Equity in and advances to unconsolidated affiliates	281	151
Deferred income taxes	99	143
Other assets	134	148
Total assets	$3,412	$4,078
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$438	$742
Payable to former parent	19	56
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	509	531
Accrued salaries, wages and benefits	173	197
Nonrecourse project debt	10	10
Other current liabilities	263	442
Total current liabilities	1,412	1,978
Pension obligations	333	502
Employee compensation and benefits	105	112
Income tax payable	78	69
Deferred income taxes	94	95
Nonrecourse project debt	51	63
Deferred income from unconsolidated affiliates	100	95
Other liabilities	187	229
Total liabilities	2,360	3,143
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 175,108,100 and 174,448,399 shares issued, and 142,058,356 and 144,837,281 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,070	2,091
Accumulated other comprehensive loss ("AOCL")	(831)	(876)
Retained earnings	595	439
Treasury stock, 33,049,744 shares and 29,611,118 shares, at cost	(769)	(712)
Total KBR shareholders’ equity	1,065	942
Noncontrolling interests	(13)	(7)
Total shareholders’ equity	1,052	935
Total liabilities and shareholders’ equity	$3,412	$4,078
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2015	2014	2013

Balance at January 1,	$935	$2,439	$2,511
Acquisition of noncontrolling interest	(40)	—	—
Share-based compensation	18	22	16
Common stock issued upon exercise of stock options	1	4	6
Dividends declared to shareholders	(47)	(47)	(36)
Adjustment pursuant to tax sharing agreement	—	—	(7)
Repurchases of common stock	(62)	(106)	(7)
Issuance of employee stock purchase plan ("ESPP") shares	5	4	4
Investments by noncontrolling interests	—	10	9
Distributions to noncontrolling interests	(28)	(61)	(109)
Other noncontrolling interests activity	(3)	2	2
Comprehensive income (loss)	273	(1,332)	50
Balance at December 31,	$1,052	$935	$2,439
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$226	$(1,198)	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	72	68
Equity in earnings of unconsolidated affiliates	(149)	(163)	(137)
Deferred income tax expense	14	353	18
Gain on disposition of assets	(61)	(7)	(2)
Gain on negotiated settlement with former parent	—	(24)	—
Impairment of goodwill	—	446	—
Asset impairment	31	171	—
Other	21	11	21
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	41	170	—
Costs and estimated earnings in excess of billings on uncompleted contracts	224	(107)	140
Accounts payable	(274)	(10)	49
Billings in excess of costs and estimated earnings on uncompleted contracts	(2)	144	(20)
Accrued salaries, wages and benefits	(8)	(29)	(14)
Reserve for loss on uncompleted contracts	(94)	57	53
Receipts of advances from unconsolidated affiliates, net	10	13	14
Distributions of earnings from unconsolidated affiliates	92	249	180
Payment on performance bonds for EPC 1 project in Mexico	—	—	(108)
Income taxes payable	26	14	(51)
Pension funding	(48)	(48)	(54)
Retainage payable	(2)	(16)	(35)
Subcontractor advances	(12)	(3)	20
Net settlement of derivative contracts	(44)	(40)	(22)
Other assets and liabilities	17	115	6
Total cash flows provided by operating activities	47	170	297
Cash flows from investing activities:
Purchases of property, plant and equipment	(10)	(53)	(78)
Payment for investment in partnership	(19)	—	—
Proceeds from sale of assets and investments	130	9	16
Total cash flows provided by (used in) investing activities	$101	$(44)	$(62)

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2015	2014	2013

Cash flows from financing activities:
Payments to reacquire common stock	(62)	(106)	(7)
Acquisition of noncontrolling interest	(40)	—	—
Investments from noncontrolling interests	—	10	9
Distributions to noncontrolling interests	(28)	(61)	(109)
Payments of dividends to shareholders	(47)	(47)	(36)
Net proceeds from issuance of common stock	1	4	6
Payments on borrowings	(11)	(11)	(14)
Other	(5)	1	3
Total cash flows used in financing activities	(192)	(210)	(148)
Effect of exchange rate changes on cash	(43)	(52)	(34)
Increase (decrease) in cash and equivalents	(87)	(136)	53
Cash and equivalents at beginning of period	970	1,106	1,053
Cash and equivalents at end of period	$883	$970	$1,106
Supplemental disclosure of cash flows information:
Cash paid for interest	$10	$11	$12
Cash paid for income taxes (net of refunds)	$66	$37	$127
Noncash operating activities
Other assets change for payments made on our behalf by former parent	$—	$—	$(219)
Other liabilities change for payments made on our behalf by former parent	$—	$—	$219
Noncash financing activities
Dividends declared	$12	$12	$12
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

Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned, controlled subsidiaries and variable interest entities ("VIEs") of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 10 to our consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statements of operations, consolidated balance sheets and the consolidated statements of cash flows.

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

Adoption of New Accounting Standards

Balance Sheet Classification of Deferred Taxes. In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. The amendments in the ASU, which apply to all entities that present a classified balance sheet, eliminate the current requirement to present deferred tax liabilities and assets as current and noncurrent. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for entities as of the beginning of an interim or annual period. Effective December 31, 2015, we retrospectively adopted ASU 2015-17 and, as a result, reclassified current deferred tax assets of $90 million and current deferred tax liabilities of $46 million as non-current on our consolidated balance sheet for the year ended December 31, 2014.

Fair Value Measurements. In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share practical expedient. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Earlier application is permitted for entities as of the beginning of an interim or annual period. A reporting entity should apply the amendments retrospectively to all periods presented. On December 31, 2015, we adopted ASU 2015-07 as presented in our Fair Value Measurement tables in Note 11 to our consolidated financial statements.

Discontinued Operations. In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). The amendments in this ASU added criteria providing that only those disposals of a component of an entity or a group of components of an entity that represent a strategic shift in operations should be presented as discontinued operations. The update allows an entity to present a disposal as discontinued operations even when it has continuing cash flows and significant continuing involvement with the disposed component. The update also requires expanded disclosures for discontinued operations and individually significant components of an entity that does not qualify for discontinued operations reporting. On January 1, 2015, we adopted ASU 2014-08. The adoption of this update did not impact our consolidated financial statements.

Service Concession Arrangements. In January 2014, the FASB issued ASU No. 2014-05, Service Concession Arrangements. A service concession arrangement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. The amendments in this ASU specify that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases and that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of ASU 2014-05 on January 1, 2015 did not have a material impact on our consolidated financial statements.

Revenue Recognition

Engineering and Construction Contracts

Contracts. Our revenue is primarily derived from long-term contracts. Revenues from contracts to provide construction, engineering, design or similar services is reported on the percentage-of-completion method of accounting in accordance with FASB Accounting Standards Codification ("ASC") 605 - Revenue Recognition. Depending on the type of job, progress is generally measured based upon man-hours expended to total man-hours estimated at completion, costs incurred to total estimated costs at completion, or physical progress. All known or anticipated losses on contracts are provided for in the period they become evident. Certain claims and change orders that are in the process of negotiation with customers for additional work or changes in the scope of work are included in contract value when collection is deemed probable and the value can be reliably estimated.

Our work is performed under three general types of contracts: fixed-price contracts, cost-reimbursable plus a fee or mark-up contracts and "hybrid" contracts containing both cost-reimbursable and fixed-price scopes. All contract types may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified time frame; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages. We include an estimate of liquidated damages in our estimates of total contract value when it is deemed probable that they will be assessed. Profit is recorded based upon the product of estimated contract profit-at-completion times the current percentage-complete for the contract.

Fixed-price contracts, which include unit-rate contracts (essentially a fixed-price contract with the only variable being units of work performed), are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail significant risk to us because they require us to predetermine the work to be performed, the project execution schedule and the costs associated with the work. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other negotiated events.

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

Services Contracts

Revenues for our services contracts is recorded as the services are rendered and the amounts are deemed realized or realizable and earned. Revenue is recognized when persuasive evidence of a customer arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed and determinable, and collection of revenue is reasonably assured. Revenue associated with incentive fees for these contracts is recognized when earned.

Government Contracts

Some of the services provided to the United States ("U.S.") government are performed on cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our estimates of costs to complete the work).

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

Cost Estimates

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bids and proposals and procurement.

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
Goodwill

Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with ASC 350 - Intangibles - Goodwill and Other, we test goodwill for impairment on an annual basis and more frequently when negative conditions or other triggering events arise. We test goodwill for impairment annually as of October 1 and conduct our goodwill impairment testing at the reporting unit level. For purposes of the goodwill impairment test, our reporting units are operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results.

Our October 1, 2015 annual impairment test for goodwill was a quantitative analysis using the two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

In instances where we reorganize our reporting units, we perform an additional impairment test immediately before and after the change in reporting units, utilizing the same methodology as our October 1st test and record impairment if any.

The fair values of reporting units were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach). See Note 8 for our discussion on our annual impairment test.

Intangible Assets
Our intangible assets are related to various licenses, trade names, patents, technology and related processes. Except for an $11 million indefinite lived trade name, which we do not amortize, the costs of our intangible assets are generally amortized over their estimated useful lives up to 25 years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to trade names, client relationships and non-compete agreements which are associated with acquisitions we have completed and are generally amortized over a three- to ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. See Note 8 to our consolidated financial statements for our discussion on intangible assets.

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

Variable Interest Entities

The majority of our joint ventures are VIEs. We account for VIEs in accordance with ASC 810 - Consolidation which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE. Our unconsolidated VIEs are accounted for under the equity method of accounting.

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

As required by ASC 810 - Consolidation, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support. See Note 10 to our consolidated financial statements for our discussion on variable interest entities.

Deconsolidation of a Subsidiary

We account for a gain or loss on deconsolidation of a subsidiary or derecognition of a group of assets in accordance with the guidance in ASC 810-10-40-5. We measure the gain or loss as the difference between (a) the aggregate of all the following: (1) the fair value of any consideration received (2) the fair value of any retained noncontrolling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated or the group of assets is derecognized and (3) the carrying amount of any noncontrolling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the noncontrolling interest) at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization in making this assessment of realization. Given the inherent uncertainty involved with the use of such estimates and assumptions, there can be significant variation between estimated and actual results.

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

Tax filings of our subsidiaries, unconsolidated affiliates and related entities are routinely examined by tax authorities in the normal course of business. These examinations may result in assessments of additional taxes, which we work to resolve with the tax authorities and through the judicial process. Predicting the outcome of disputed assessments involves some uncertainty. Factors such as the availability of settlement procedures, willingness of tax authorities to negotiate and the operation and impartiality of judicial systems vary across the different tax jurisdictions and may significantly influence the ultimate outcome. We review the facts for each assessment, and then utilize assumptions and estimates to determine the most likely outcome and provide taxes, interest and penalties as needed based on this outcome. See Note 13 for our discussion on income taxes.

Derivative Instruments

We enter into derivative financial transactions to hedge existing or forecasted exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge under ASC 815, changes in the fair value of derivatives are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a designated hedge's change in fair value is recognized in earnings. See Note 20 to our consolidated financial statements for our discussion on derivative instruments.

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

We have revenues and receivables from transactions with an external customer that amounts to 10% or more of our revenues (which are generally not collateralized). A significant percentage of revenues is generated from transactions with Chevron Corporation ("Chevron") primarily from a major liquefied natural gas ("LNG") project in Australia within our E&C business segment, which is nearing completion. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following tables present summarized data related to our transactions with Chevron.

Revenues from major customers:
	Years ended December 31,
Dollars in millions	2015	2014	2013
Chevron revenues	$523	$1,069	$1,859

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2015	2014	2013
Chevron revenues percentage	10%	17%	26%
Chevron receivables percentage	5%	9%	13%

Noncontrolling interest

Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

Foreign currency

Our reporting currency is the U.S. dollar. The functional currency of our non-U.S. subsidiaries is typically the currency of the primary environment in which they operate. Where the functional currency for a non-U.S. subsidiary is not the U.S. dollar, translation of all of the assets and liabilities (including long term assets, such as goodwill) to U.S. dollars is based on exchange rates in effect at the balance sheet date. Translation of revenues and expenses to U.S. dollars is based on the average rate during the period and shareholders’ equity accounts are translated at historical rates. Translation gains or losses, net of income tax effects, are reported in "accumulated other comprehensive loss" on our consolidated balance sheets.

Transaction gains and losses that arise from foreign currency exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in income each reporting period when these transactions are either settled or remeasured. Transaction gains and losses on intra-entity foreign currency transactions and balances including advances and demand notes payable, on which settlement is not planned or anticipated in the foreseeable future, are recorded in "accumulated other comprehensive loss" on our consolidated balance sheets.

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

Additional Balance Sheet Information

The components of "other current assets" on our consolidated balance sheets as of December 31, 2015 and 2014 are presented below:

	December 31,
Dollars in millions	2015	2014
Inventory	$5	$8
Restricted cash	2	17
Prepaid expenses	58	58
Value-added tax receivable	9	27
Assets held-for-sale	—	10
Advances to subcontractors	9	3
Other miscellaneous assets	26	24
Total other current assets	$109	$147

The components of "other current liabilities" on our consolidated balance sheets as of December 31, 2015 and 2014 are presented below:

	December 31,
Dollars in millions	2015	2014
Reserve for estimated losses on uncompleted contracts (a)	$60	$159
Retainage payable	49	88
Income taxes payable	56	61
Taxes not based on income	7	8
Value-added tax payable	12	31
Insurance payable	12	19
Dividend payable	12	12
Other miscellaneous liabilities	55	64
Total other current liabilities	$263	$442

(a)	See Note 2 to our consolidated financial statements for further discussion on our reserve for estimated losses on uncompleted contracts.

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

In 2014, we reorganized into three business segments to focus on core strengths in technology and consulting, engineering and construction, and government services.   We also announced our intent to exit businesses that are no longer a part of our future strategic focus and organized those businesses into our Non-strategic Business segment. Each business segment reflects a reportable segment led by a separate business segment President who reports directly to our chief operating decision maker ("CODM").  Our business segments are described below.

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
Government Services ("GS"). Our GS business segment focuses on long-term service contracts with annuity streams particularly for the governments of the United Kingdom, Australia and United States.
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities which we intend to exit upon completion of existing contracts. This segment also included businesses we exited upon sale to third parties.
Other. Our Other business segment includes our corporate expenses and general and administrative expenses not allocated to the business segments above, and any future activities that do not individually meet the criteria for segment presentation.
Reportable segment performance is evaluated by our CODM using reportable segment gross profit (loss) which is defined as business segment revenues less the cost of revenues and includes business segment overhead directly attributable to the segment.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, impairment of goodwill, asset impairment and restructuring charges, capital expenditures, and depreciation and amortization by reporting segment.

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2015	2014	2013
Revenues:
Technology & Consulting	$324	$353	$330
Engineering & Construction	3,454	4,584	4,956
Government Services	663	638	931
Other	—	—	—
Subtotal	4,441	5,575	6,217
Non-strategic Business	655	791	997
Total	$5,096	$6,366	$7,214
Gross profit (loss):
Technology & Consulting	$77	$53	$69
Engineering & Construction	224	141	263
Government Services	(3)	(32)	90
Other	—	—	—
Subtotal	298	162	422
Non-strategic Business	27	(227)	(5)
Total	$325	$(65)	$417
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—	$—
Engineering & Construction	104	90	76
Government Services	45	73	61
Other	—	—	—
Subtotal	149	163	137
Non-strategic Business	—	—	—
Total	$149	$163	$137
Impairment of goodwill (Note 8):
Technology & Consulting	$—	$—	$—
Engineering & Construction	—	(293)	—
Government Services	—	—	—
Other	—	—	—
Subtotal	—	(293)	—
Non-strategic Business	—	(153)	—
Total	$—	$(446)	$—
Asset impairment and restructuring charges (Note 9):
Technology & Consulting	$(10)	$(2)	$—
Engineering & Construction	(34)	(24)	—
Government Services	—	(5)	—
Other	(22)	(149)	—
Subtotal	(66)	(180)	—
Non-strategic Business	(4)	(34)	—
Total	$(70)	$(214)	$—
Segment operating income (loss):
Technology & Consulting	$62	$49	$70
Engineering & Construction	295	(114)	278
Government Services	37	25	145
Other	(140)	(312)	(181)
Subtotal	254	(352)	312
Non-strategic Business	56	(442)	(4)
Total	$310	$(794)	$308

	Years ended December 31,
Dollars in millions	2015	2014	2013
Capital expenditures:
Technology & Consulting	$—	$—	$—
Engineering & Construction	6	19	10
Government Services	—	—	1
Other	4	34	67
Subtotal	10	53	78
Non-strategic Business	—	—	—
Total	$10	$53	$78
Depreciation and amortization:
Technology & Consulting	$2	$2	$2
Engineering & Construction	17	23	23
Government Services	6	8	9
Other	14	33	27
Subtotal	39	66	61
Non-strategic Business	—	6	7
Total	$39	$72	$68

Prior Period Adjustment
During the second quarter of 2015, we corrected a cumulative error related to transactions between unconsolidated affiliates associated with our Mexican offshore maintenance joint venture within our E&C business segment. The cumulative error occurred throughout the period beginning in 2007 and through the first quarter of 2015 and resulted in a $15 million favorable impact to "equity in earnings of unconsolidated affiliates" on our consolidated statements of operations during the second quarter of 2015. We evaluated the cumulative error on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we determined that the cumulative impact of the error did not have a material impact to our consolidated financial statements for the current annual period.
Changes in Estimates

There are many factors, including, but not limited to, the availability and costs of resources, including labor, materials and equipment, productivity and weather, that can affect the accuracy of our cost estimates and ultimately our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage-of-completion contracts.

Changes in estimates periodically result in the recognition of losses on a particular contract. We generally believe that the recognition of a contract as a loss contract is a significant change in estimate. Activity in our reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our consolidated balance sheets, was as follows:

Dollars in millions	Reserve for Estimated Losses
Balance at December 31, 2013
Beginning Balance	$56
Changes in estimates on loss projects	106
Change due to progress on loss projects	(53)
Ending Balance	$109
Balance at December 31, 2014
Changes in estimates on loss projects	177
Change due to progress on loss projects	(127)
Ending Balance	$159
Balance at December 31, 2015
Changes in estimates on loss projects	14
Change due to progress on loss projects	(113)
Ending Balance	$60

Included in the reserve for estimated losses on uncompleted contracts is $47 million as of December 31, 2015 primarily related to a power project in our Non-strategic Business segment. At December 31, 2014, the losses on uncompleted contracts included $80 million for two power projects. During 2015 and 2014, we recognized net unfavorable changes in estimates of losses on our power projects of $16 million and $80 million, respectively. Our estimates of revenues and costs at completion for the remaining power project has been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated loss at completion as of December 31, 2015 on this power project represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this power project as of December 31, 2015.

We have completed the seven Canadian pipe fabrication and module assembly projects in our E&C business segment and accordingly, have no remaining loss reserves for these projects as of December 31, 2015. Our reserve for estimated losses on uncompleted contracts as of December 31, 2014 included $53 million associated these seven projects. We recognized net favorable (net unfavorable) changes in our estimates of losses on these projects of $21 million, $(72) million, and $(132) million in 2015, 2014, and 2013, respectively.
Acquisitions, Dispositions and Other Transactions

In December 2015, we finalized the sale of our Infrastructure Americas business to Stantec Consulting Services Inc. for net cash proceeds, including working capital adjustments, of $18 million. The sale of this business within our Non-strategic Business segment is consistent with our restructuring plans announced in December 2014. The disposition resulted in a pretax gain of $7 million and is subject to future adjustments resulting from the finalization of the closing balance sheet. In addition, we sold our office facility located in Greenford, U.K, within our E&C business segment, for net cash proceeds of $33 million and our office facility located in Birmingham, Alabama, within our Non-strategic Business segment, for net cash proceeds of $6 million. See Note 7 to our consolidated financial statements for more information. The gain on these transactions is included under "gain on disposition of assets" on our consolidated statements of operations.

In September 2015, we executed agreements to establish two strategic relationships within our E&C business segment. See Note 10 to our consolidated financial statements for information related to the establishment of these new strategic relationships.

In June 2015, we sold our Building Group subsidiary to a subsidiary of Pernix Group, Inc., for net cash proceeds, including working capital adjustments, of $23 million. The sale of the Building Group within our Non-strategic Business segment is consistent with our restructuring plans announced in December 2014. The disposition resulted in a pre-tax gain of $28 million and is included under "gain on disposition of assets" on our consolidated statements of operations.

Subsequent Event

Subsequent to December 31, 2015, we acquired three technology companies from Chematur Technologies AB, a subsidiary of Connell Chemical Industry Co., Ltd. This acquisition will be reported within our T&C business segment in 2016.

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

	December 31,
Dollars in millions	2015	2014
Total assets:
Technology & Consulting	$198	$173
Engineering & Construction	1,656	2,008
Government Services	464	545
Other	1,060	1,182
Subtotal	3,378	3,908
Non-strategic Business	34	170
Total	$3,412	$4,078
Goodwill (Note 8):
Technology & Consulting	$31	$31
Engineering & Construction	233	233
Government Services	60	60
Other	—	—
Subtotal	324	324
Non-strategic Business	—	—
Total	$324	$324
Equity in and advances to related companies (Note 10):
Technology & Consulting	$—	$—
Engineering & Construction	255	119
Government Services	26	31
Other	—	—
Subtotal	281	150
Non-strategic Business	—	1
Total	$281	$151

Selected Geographic Information

Revenues by country are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2015	2014	2013
Revenues:
United States	$2,212	$2,324	$2,470
Australia	836	1,380	1,768
Africa	164	251	593
Middle East	786	707	913
Europe	495	624	575
Canada	185	752	687
Latin America	131	111	74
Other	287	217	134
Total	$5,096	$6,366	$7,214

	December 31,
Dollars in millions	2015	2014
Property, plant & equipment, net:
United States	$73	$115
United Kingdom	48	68
Other	48	64
Total	$169	$247

Note 3. Cash and Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash balances held by our wholly owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture cash balances are limited to joint venture activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective joint ventures. We expect to use joint venture cash for project costs and distributions of earnings related to joint venture operations. However, some of the earnings distributions may be paid to other KBR entities where the cash can be used for general corporate needs.

The components of our cash and equivalents balance are as follows:

	December 31, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$177	$253	$430
Short-term investments (c)	293	107	400
Cash and equivalents held in joint ventures	49	4	53
Total	$519	$364	$883

	December 31, 2014
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$209	$111	$320
Short-term investments (c)	481	89	570
Cash and equivalents held in joint ventures	71	9	80
Total	$761	$209	$970

(a)	Includes deposits held in non-U.S. operating accounts

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments

See "Item 7. Management's Discussion and Analysis" Liquidity and Capital Resources discussion for information on our foreign cash repatriation strategy.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts are as follows:

	December 31, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$70	$70
Engineering & Construction	51	402	453
Government Services	2	75	77
Other	—	2	2
Subtotal	53	549	602
Non-strategic Business	9	17	26
Total	$62	$566	$628

	December 31, 2014
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$51	$51
Engineering & Construction	45	538	583
Government Services	5	84	89
Other	—	3	3
Subtotal	50	676	726
Non-strategic Business	48	73	121
Total	$98	$749	$847

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$42	$38
Engineering & Construction	114	357
Government Services	68	73
Subtotal	224	468
Non-strategic Business	—	22
Total	$224	$490

Our BIE balances by business segment are as follows:

	December 31,
Dollars in millions	2015	2014
Technology & Consulting	$72	$56
Engineering & Construction	307	212
Government Services	69	93
Subtotal	448	361
Non-strategic Business	61	170
Total	$509	$531

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2015	2014
Beginning balance	$31	$115
Adjustments due to changes in estimates-at-completion	71	87
Adjustments due to approvals	(42)	(171)
Adjustment due to disposition of businesses	(14)	—
Amounts included in project estimates-at-completion at December 31,	$46	$31

Amounts recorded in revenues on a percentage-of-completion basis at December 31,	$41	$24

In 2014, change orders were approved for an air quality project and EPC contract for gas fired electric power generation projects within our Non-strategic Business segment as well as a construction project within our E&C business segment.

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims included in estimated revenue at completion was $58 million as of December 31, 2015 and $78 million as of December 31, 2014 on a project in our E&C business segment.

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

It is possible that liquidated damages related to several projects totaling $6 million at December 31, 2015 and $12 million at December 31, 2014 could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance, we have concluded these liquidated damages are not probable and therefore, they have not been recognized.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable are as follows:

	December 31,
Dollars in millions	2015	2014
Engineering & Construction	$400	$425
Government Services	126	145
Total	$526	$570

Our E&C business segment's claims and accounts receivable includes $400 million related to our EPC 1 arbitration. See Note 15 to our consolidated financial statements under PEMEX and PEP Arbitration for further discussion.

Our GS business segment's claims and accounts receivable reflects claims filed with the U.S. government related to payments not yet received for cost incurred under various U.S. government contracts. These claims relate to de-obligated funding on certain task orders that are subject to the Form 1s discussed in Note 14 of our consolidated financial statements. In addition, the claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 7. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2015	2014
Land	N/A	$7	$13
Buildings and property improvements	5 - 44	140	198
Equipment and other	3 - 25	374	421
Total		521	632
Less accumulated depreciation		(352)	(385)
Net property, plant and equipment		$169	$247

See Note 9 to our consolidated financial statements for discussion on asset impairment.

In the fourth quarter of 2015, we closed on the sale of our office facility located in Greenford, U.K. for approximately $33 million in net cash proceeds. The sale resulted in a pre-tax gain of $23 million on disposition of assets on our consolidated statements of operations. We also closed on the sale of our office facility located in Birmingham, Alabama for approximately $6 million in net cash proceeds.

Depreciation expense was $35 million, $61 million, and $54 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Technology & Consulting	Engineering & Construction	Government Services	Other	Subtotal	Non-strategic Business	Total
Balance as of January 1, 2014:
Gross goodwill	$31	$528	$60	$—	$619	$331	$950
Accumulated impairment losses	—	—	—	—	—	(178)	(178)
Net goodwill as of January 1, 2014	$31	$528	$60	$—	$619	$153	$772
Impairment loss	$—	$(293)	$—	$—	$(293)	$(153)	$(446)
Net foreign exchange difference	$—	$(2)	$—	$—	$(2)	$—	$(2)

Balances as of December 31, 2014:
Gross goodwill	$31	$526	$60	$—	$617	$331	$948
Accumulated impairment losses	—	(293)	—	—	(293)	(331)	(624)
Net goodwill as of December 31, 2014	$31	$233	$60	$—	$324	$—	$324
Impairment loss	$—	$—	$—	$—	$—	$—	$—
Net foreign exchange difference	$—	$—	$—	$—	$—	$—	$—

Balance as of December 31, 2015:
Gross goodwill	$31	$526	$60	$—	$617	$331	$948
Accumulated impairment losses	—	(293)	—	—	(293)	(331)	(624)
Net goodwill as of December 31, 2015	$31	$233	$60	$—	$324	$—	$324

Goodwill Impairment

We perform our annual goodwill impairment test as of October 1 of each year. The first step in performing a goodwill impairment test is to identify potential impairment by comparing the estimated fair value of the reporting unit to its carrying value. At the annual testing date of October 1, 2015, we had six reporting units with goodwill balances. The fair values of all our reporting units exceeded their carrying values which implied that goodwill was not impaired.

The fair values of the reporting units were determined using a combination of two methods, one utilizing market earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach). Under the market approach, we estimate fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures or inflows. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

In connection with our December 2014 reorganization, we decided we would no longer bid on certain types of work and also exited certain non-strategic businesses. This decision resulted in a significant reduction in our forecasts of future cash flows for three of our previous reporting units and triggered a goodwill impairment test. The result of the first step of our goodwill impairment test indicated the carrying values of the three reporting units exceeded their fair values, prompting us to perform the second step of the goodwill impairment test in order to measure the amount of the potential impairment loss, if any. As a result, we recorded a noncash goodwill impairment charge of $446 million in "impairment of goodwill" on our consolidated statements of operations for the year ended December 31, 2014.

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
Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

	December 31,
Dollars in millions	2015	2014
Intangibles not subject to amortization	$11	$11
Intangibles subject to amortization (a)	115	126
Total intangibles	126	137
Accumulated amortization of intangibles	(91)	(96)
Net intangibles	$35	$41

(a)	The reduction in intangibles subject to amortization is due to our business dispositions during 2015.
Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. Intangibles subject to amortization are amortized over their estimated useful lives of up to 25 years. Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. In conjunction with our 2014 annual goodwill impairment analysis, we performed an undiscounted cash flow analysis which indicated impairment of certain trade names and customer relationship intangibles associated with our 2010 Roberts & Schaefer Company ("R&S") acquisition. See Note 9 to our consolidated financial statements for discussion on impairment of intangible assets.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2015	2014	2013
Intangibles amortization expense	$4	$11	$14
Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2016	$3
2017	$3
2018	$3
2019	$3
2020	$1
Beyond 2020	$11

Note 9. Asset Impairment and Restructuring

Information related to "asset impairment and restructuring charges" on our consolidated statements of operations is presented below:

	Years ended December 31,
Dollars in millions	2015	2014
Asset impairment:
Technology & Consulting	—	—
Engineering & Construction	8	1
Government Services	—	—
Other	21	139
Subtotal	29	140
Non-strategic Business	2	31
Total	31	171
Restructuring charges:
Technology & Consulting	10	2
Engineering & Construction	26	23
Government Services	—	5
Other	1	10
Subtotal	37	40
Non-strategic Business	2	3
Total	39	43
Asset impairment and restructuring charges:
Total	70	214

Asset impairment charges include the following:

Enterprise resource planning project - In December 2014, we recorded an asset impairment charge of $135 million within our Other business segment related to our decision to abandon further implementation of our enterprise resource planning ("ERP") project which began in 2013. During 2015, we recorded an additional $5 million within our E&C business segment and $17 million within our Other business segment resulting from our decision to abandon the remaining portion of this ERP project.

Intangible assets - During 2014, we recorded noncash impairment charges of $31 million related to certain intangible assets within our Non-strategic Business segment. No intangibles were considered impaired during 2015. See Note 8 to our consolidated financial statements for additional information on intangibles.
Leasehold improvements - During 2014, we recorded a charge of $5 million within our Other and E&C business segments related to the impairment of leasehold improvements and other property associated with the terminated leases discussed below. During 2015, we recorded $9 million primarily within our E&C and Other business segments related to additional asset impairments.
Restructuring charges include the following:

Early Termination of leases - During 2014, we recognized a charge of $14 million on early termination of operating leases within our E&C, GS and Non-strategic Business segments. During 2015, we recorded an additional $12 million charge on early lease terminations within our E&C and Other business segments.

Severance - As presented below, we recognized severance charges of $27 million and $29 million during each of the twelve months ended December 31, 2015 and 2014, respectively, associated with workforce reductions.

Severance Accrual

In connection with our long-term strategic reorganization, we announced that we would reduce our workforce beginning December 2014. The employees affected by this reduction are eligible for separation benefits upon their termination and the dates have occurred or are expected to occur through 2016. The table below provides details of one-time charges associated with employee terminations based on the fair value of the termination benefits. These amounts are included in "other current liabilities" on our consolidated balance sheets.

Dollars in millions	Severance Accrual
Balance at December 31, 2013	$—
Charges	29
Payments	(8)
Balance at December 31, 2014	$21
Charges	27
Payments	(29)
Balance at December 31, 2015	$19

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate as partnerships, corporations, undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2015	2014
Beginning balance	$151	$156
Equity in earnings of unconsolidated affiliates	149	163
Distributions of earnings of unconsolidated affiliates (a)	(92)	(249)
Advances	(10)	(13)
Investments (b)	80	—
Foreign currency translation adjustments	(9)	(1)
Other	1	—
Balance before reclassification	270	56
Reclassification of excess distributions (a)	16	102
Recognition of excess distributions (a)	(5)	(7)
Ending balance	$281	$151

(a)
During 2014, we received cash dividends of $102 million in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as "deferred income from unconsolidated affiliates" on our consolidated balance sheets and will recognize these dividends as earnings are generated by the investment. We recognized $7 million of the excess dividends during 2014. During 2015, we received an additional $16 million of cash dividends in excess of the carrying value of our investment and recognized $5 million of excess dividends. We do not consider these dividends as a return of our investment.

(b)
Investments include a $58 million investment in the Brown & Root Industrial Services joint venture and a $24 million investment in EPIC Piping LLC ("EPIC"), offset by prior quarter dispositions of a joint venture related to the Building Group. See below for further discussion related to joint venture formations and investments.

Equity Method Investments

New Investments

On September 30, 2015, we executed an agreement with Bernhard Capital Partners ("BCP"), a private equity firm, to establish the Brown & Root Industrial Services joint venture. In connection with the formation of the joint venture, we contributed our Industrial Services Americas business and received cash consideration of $48 million and a 50% interest in the joint venture.

As a result of the transaction, we no longer have a controlling interest in this Industrial Services business and have deconsolidated it effective September 30, 2015. The transaction resulted in a pre-tax gain of $7 million, which is included in "gain on disposition of assets" on our consolidated statements of operations. The fair value of our retained interest in the former business was determined using both a market approach and an income approach. Cash consideration was the primary input used for the market approach.
The Brown & Root Industrial Services joint venture will continue to offer services similar or related to those offered when the business was part of KBR. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Our continuing involvement in the joint venture will be through our 50% voting interest and representation on the board of managers. Consistent with our other equity investments, transactions between us and the joint venture, if any, are deemed related party transactions. In connection with this transaction, we entered into an agreement effective October 1, 2015 to provide specified transition services to the new joint venture over a limited duration. See the Related Party discussion below for details on amounts related to this agreement.
On September 30, 2015, we acquired a minority interest in a partnership that owns a pipe fabrication business operating under the name EPIC Piping LLC ("EPIC") and a minority interest in its general partner. BCP holds a controlling interest in these entities. Consideration for these interests was $19 million in cash and contribution of the majority of our Canada pipe fabrication and module assembly business excluding the seven completed loss projects. We have determined that this arrangement is not a VIE and we will account for our ownership interest using the equity method. In addition, we entered into an alliance agreement with EPIC to provide certain pipe fabrication services to KBR.
Other

Mantenimiento Marino de Mexico, S. de R.L. de C.V. ("MMM"). MMM is a joint venture formed under a Partners Agreement related to the contract with PEMEX. We determined that MMM is not a VIE. The MMM joint venture was set up under Mexican maritime law in order to hold navigation permits to operate in Mexican waters. The scope of the business is to render services for maintenance, repair and restoration of offshore oil and gas platforms and provisions of quartering in the territorial waters of Mexico. KBR holds a 50% interest in the MMM joint venture. Results from MMM are included in our E&C business segment.

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Dollars in millions	2015	2014
Current assets	$2,331	$3,098
Noncurrent assets	3,435	4,069
Total assets	$5,766	$7,167

Current liabilities	$1,501	$2,969
Noncurrent liabilities	3,742	4,090
Total liabilities	$5,243	$7,059

Statements of Operations

	Years ended December 31,
Dollars in millions	2015	2014	2013
Revenues	$3,717	$6,439	$4,800
Operating income	$635	$659	$660
Net income	$476	$419	$355

Unconsolidated Variable Interest Entities

The following summarizes the total assets and total liabilities as reflected in our consolidated balance sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture, reduced for any unearned revenues on the projects.

	December 31, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$121	$17
Ichthys LNG project	$87	$63	$87
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$36	$2	$22

Dollars in millions	December 31, 2014
	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$118	$17
Ichthys LNG project	$49	$35	$49
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$42	$2	$26

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between KBR and two financial investors, was awarded a privately financed project contract by the U.K. Ministry of Defence ("MoD") to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. Our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to us. The entities we hold an interest in are VIEs; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2015, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $17 million and $121 million, respectively. Our maximum exposure to loss of $17 million indicated in the table above is limited to our equity interest and amounts payable to us for services provided to the entity as of December 31, 2015. Our maximum exposure to construction and operating joint venture losses is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company.

Ichthys LNG project. In January 2012, we became involved in an agreement to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed using two joint ventures, which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting.  At December 31, 2015, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets under our E&C business segment, were $87 million and $63 million, respectively.  Our maximum exposure to loss of $87 million indicated in the table above is limited to our equity interest and amounts payable to us for services provided to the entity as of December 31, 2015. In addition, the joint venture executes a project that has a lump sum component, and we have an exposure to losses if the project exceeds the lump sum component to the extent of our ownership percentage in the joint venture.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2015, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $34 million and $11 million, respectively. Our maximum exposure to loss represents our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation ("EBIC") ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the VIE. As of December 31, 2015, included in our E&C business segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $36 million and $2 million, respectively. Our maximum exposure to loss of $22 million indicated in the table above is limited to our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2015.

Related Party Transactions

We often provide engineering, construction management and other services as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. As of the years ended December 31, 2015, 2014, and 2013, our revenues included $291 million, $351 million and $253 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment. Under the terms of our transition services agreement ("TSA") we collected cash from customers and made payments to vendors and employees on behalf of the Brown & Root Industrial Services joint venture. As of December 31, 2015 we had $9 million payable to the joint venture included in "accounts payable" on our consolidated balance sheets. For the year ended December 31, 2015 we incurred approximately $3 million of reimbursable costs under the TSA.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
Dollars in millions	2015	2014
Accounts receivable, net of allowance for doubtful accounts	$7	$7
Costs and estimated earnings in excess of billings on uncompleted contracts	$5	$2
Billings in excess of costs and estimated earnings on uncompleted contracts	$55	$21

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2015
	Total assets	Total liabilities
Gorgon LNG project	$117	$145
Escravos Gas-to-Liquids project	$16	$33
Fasttrax Limited project	$74	$70

Dollars in millions	December 31, 2014
	Total assets	Total liabilities
Gorgon LNG project	$282	$309
Escravos Gas-to-Liquids project	$23	$36
Fasttrax Limited project	$83	$81

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract in 2005 for FEED and in 2009 for EPC management services to construct an LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity.

Escravos Gas-to-Liquids ("GTL") project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility in Escravos, Nigeria, which was completed in 2014. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2015 and 2014, the joint venture had approximately $7 million and $8 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract that is expected to be fully closed out in 2016.

Fasttrax Limited project. In December 2001, the Fasttrax joint venture ("Fasttrax") was created to provide to the U.K. MoD a fleet of 91 new heavy equipment transporters ("HETs") capable of carrying a 72-ton Challenger II tank. Fasttrax owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023. Fasttrax's entity structure includes a parent entity and its 100% owned subsidiary, Fasttrax Limited. KBR and its partner each own a 50% interest in the parent entity, which is considered a VIE. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. Therefore, we consolidate this VIE.

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005. Assets collateralizing Fasttrax’s senior bonds include cash and equivalents of $20 million and net property, plant and equipment of approximately $48 million as of December 31, 2015. See Note 12 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2015.

Acquisition of Noncontrolling Interest

During the three months ended March 31, 2015, we entered into an agreement to acquire the noncontrolling interest in one of our consolidated joint ventures for $40 million. We also paid the partner previously accrued expenses of $8 million. The acquisition of these shares was recorded as an equity transaction, with a $40 million reduction in our paid-in capital in excess of par. In the fourth quarter 2015, 25% of total shares of this joint venture were issued to a new partner.

Note 11. Pension Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $67 million in 2015, $72 million in 2014 and $78 million in 2013.

In addition, we have two frozen defined benefit plans in the U.S. and one frozen plan in the U.K. and participate in multi-employer plans in Canada. Our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation.

Benefit obligations and plan assets

We used a December 31 measurement date for all plans in 2015 and 2014. Plan assets, expenses and obligations for retirement plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2015		2014
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$87	$2,138	$79	$2,048
Service cost	—	2	—	2
Interest cost	2	76	3	90
Foreign currency exchange rate changes	(3)	(174)	—	(123)
Actuarial (gain) loss	—	(112)	11	191
Other	—	—	—	(4)
Benefits paid	(11)	(81)	(6)	(66)
Projected benefit obligations at end of period	$75	$1,849	$87	$2,138
Change in plan assets:
Fair value of plan assets at beginning of period	$66	$1,652	$70	$1,580
Actual return on plan assets	(1)	8	—	194
Employer contributions	5	43	2	46
Foreign currency exchange rate changes	—	(90)	—	(98)
Benefits paid	(11)	(81)	(6)	(66)
Other	—	—	—	(4)
Fair value of plan assets at end of period	$59	$1,532	$66	$1,652
Funded status	$(16)	$(317)	$(21)	$(486)

	United States	Int’l	United States	Int’l
Dollars in millions	2015		2014
Amounts recognized on the consolidated balance sheets
Other current liabilities (a)	$—	$—	$(5)	$—
Pension obligations	(16)	(317)	(16)	(486)
Total	$(16)	$(317)	$(21)	$(486)

(a)
In 2015, we made a $5 million contribution to fund settlement of our terminated U.S. pension plan. In 2014, we reclassified the $5 million to "other current liabilities" on our consolidated balance sheets, in anticipation of this contribution.

Net periodic cost

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2015		2014		2013
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2	$—	$2
Interest cost	2	76	3	90	3	79
Expected return on plan assets	(3)	(97)	(4)	(102)	(5)	(86)
Settlements/curtailments	—	—	1	—	2	—
Recognized actuarial loss	5	43	3	39	2	33
Net periodic benefit cost	$4	$24	$3	$29	$2	$28
The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2015, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2015		2014
Unrecognized actuarial loss, net of tax of $11 and $198, and $9 and $222, respectively	$25	$535	$31	$639
Total in accumulated other comprehensive loss	$25	$535	$31	$639
Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2016 are as follows:

Dollars in millions	United States	International
Actuarial loss	$1	$24
Total	$1	$24

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2015		2014		2013
Discount rate	2.89%	3.65%	3.38%	4.45%	3.09%	4.50%
Expected return on plan assets	4.81%	6.25%	5.28%	6.45%	7.00%	6.15%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2015		2014
Discount rate	3.42%	3.75%	2.89%	3.65%

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

Plan fiduciaries of our retirement plans set investment policies and strategies and oversee the investment direction, which includes selecting investment managers, commissioning asset-liability studies and setting long-term strategic targets.  Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return and have diversified asset types, fund strategies and fund managers.  Targeted asset allocation ranges are guidelines, not limitations and occasionally plan fiduciaries will approve allocations above or below a target range.

The target asset allocation for our U.S. and International plans for 2016 is as follows:

Asset Allocation	2016 Targeted
	United States	Int'l
Cash and cash equivalents	19%	—%
Equity funds and securities	49%	20%
Fixed income funds and securities	32%	37%
Hedge funds	—%	22%
Real estate funds	—%	5%
Other	—%	16%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2016 and 2015, by asset class, are as follows:

International Plans	2016 Targeted		2015 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	—%	60%	—%	51%
Fixed income funds and securities	—%	100%	—%	100%
Hedge funds	—%	35%	—%	20%
Real estate funds	—%	10%	—%	10%
Other	—%	20%	—%	35%

The range of targeted asset allocations for our U.S. plans for 2016 and 2015, by asset class, are as follows:

Domestic Plans	2016 Targeted		2015 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Cash and cash equivalents	19%	19%	22%	22%
Equity funds, securities and other	49%	49%	47%	47%
Fixed income funds and securities	32%	32%	31%	31%

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

Fair values of our Level 1 assets are based on observable inputs such as unadjusted quoted prices for identical assets in active markets. These consist of securities valued at the closing price reported on the active market on which the individual securities are traded.

Fair values of our Level 2 assets are based on inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices for similar assets; quoted prices that are in inactive markets; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Fair values of our Level 3 assets are based on unobservable inputs in which there is little or no market data and require us to develop our own assumptions.

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2015
United States plan assets
Investments measured at net asset value (a)	$59	$—	$—	$—
Total United States plan assets	$59	$—	$—	$—
International plan assets
Equities	66	54	—	12
Fixed income	14	—	—	14
Real estate	6	—	—	6
Cash and cash equivalents	10	10	—	—
Other	13	—	—	13
Investments measured at net asset value (a)	1,423	—	—	—
Total international plan assets	$1,532	$64	$—	$45
Total plan assets at December 31, 2015	$1,591	$64	$—	$45

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2014
United States plan assets
Investments measured at net asset value (a)	$66	$—	$—	$—
Total United States plan assets	$66	$—	$—	$—
International plan assets
Equities	61	53	2	6
Fixed income	11	—	—	11
Real estate	12	—	—	12
Cash and cash equivalents	9	9	—	—
Other	13	—	—	13
Investments measured at net asset value (a)	1,546	—	—	—
Total international plan assets	$1,652	$62	$2	$42
Total plan assets at December 31, 2014	$1,718	$62	$2	$42

(a)
In accordance with ASU 2015-07, these investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables are intended to allow reconciliation of the fair value hierarchy to the amounts on our consolidated balance sheets.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:
Level 3 fair value measurement rollforward

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 31, 2013	$24	$1	$6	$5	$12
Return on assets held at end of year	5	—	(1)	4	2
Return on assets sold during the year	—	—	—	—	—
Purchases, sales and settlements	15	5	7	3	—
Foreign exchange impact	(2)	—	(1)	—	(1)
Balance as of December 31, 2014	$42	$6	$11	$12	$13
Return on assets held at end of year	2	1	—	(2)	3
Return on assets sold during the year	5	—	—	5	—
Purchases, sales and settlements, net	(1)	5	4	(8)	(2)
Foreign exchange impact	(3)	—	(1)	(1)	(1)
Balance as of December 31, 2015	$45	$12	$14	$6	$13
Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $41 million to our international pension plan in 2016.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2016	$15	$79
2017	$4	$81
2018	$4	$83
2019	$4	$85
2020	$4	$87
Years 2021 – 2025	$22	$471

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were $8 million in 2015, $29 million in 2014 and $22 million in 2013. At December 31, 2015, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. Except for $8 million of mutual funds included in "other assets" on our consolidated balance sheets at December 31, 2015 and 2014 designated for a portion of our employee deferral plan, the plan is unfunded. The mutual funds are carried at fair value which includes readily determinable or published net asset values and may be liquidated in the near term without restrictions.
The following table presents our obligations under our employee deferred compensation plan included in "employee compensation and benefits" in our consolidated balance sheets.

	December 31,
Dollars in millions	2015	2014
Deferred compensation plans obligations	$70	$71

Note 12. Debt and Other Credit Facilities

Credit Agreement

On September 25, 2015, we entered into a new $1 billion, unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks replacing the previous agreement which was scheduled to mature in December 2016. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries, matures in September 2020 and is available for cash borrowings and the issuance of letters of credit related to general corporate needs. Subject to certain conditions, we may request (i) that the aggregate commitments under the Credit Agreement be increased by up to an additional $500 million, and (ii) that the maturity date of the Credit Agreement be extended by two additional one-year terms.

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate ("LIBOR") plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of December 31, 2015, there were $127 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. As of December 31, 2015, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 15 to our consolidated financial statements). As of December 31, 2015, the remaining availability under the Distribution Cap was approximately $698 million.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2015, we have utilized $593 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $127 million issued under our Credit Agreement and $466 million issued under uncommitted bank lines as of December 31, 2015. Of the letters of credit outstanding under our Credit Agreement, no letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $236 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. See Note 10 to our consolidated financial statements for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Semi-annual payments on both classes of bonds commenced in March 2005 and will continue through maturity in 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16% over the term of the notes until maturity in 2025.  Semi-annual payments on the subordinated notes commenced in March 2006. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the consolidated financial statements.

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2015:

Dollars in millions	Payments Due
2016	$10
2017	$10
2018	$10
2019	$11
2020	$12
Beyond 2020	$8

Note 13. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2015	2014	2013
United States	$(35)	$(1,051)	$(141)
Foreign:
United Kingdom	105	130	162
Australia	32	180	280
Canada	87	(101)	(117)
Other	123	65	116
Subtotal	347	274	441
Total	$312	$(777)	$300

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2015	2014	2013
Provision for income taxes	$(86)	$(421)	$(129)
Shareholders' equity, foreign currency translation adjustment	(3)	4	27
Shareholders' equity, pension and post-retirement benefits	(22)	10	18
Shareholders' equity, compensation expense and other	—	—	—
Total income taxes	$(111)	$(407)	$(84)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Balance as of December 31, 2015
Federal	$(17)	$8	$(9)
Foreign	(55)	(22)	(77)
State and other	—	—	—
Provision for income taxes	$(72)	$(14)	$(86)

Balance as of December 31, 2014
Federal	$41	$(333)	$(292)
Foreign	(110)	(11)	(121)
State and other	1	(9)	(8)
Provision for income taxes	$(68)	$(353)	$(421)

Balance as of December 31, 2013
Federal	$(6)	$17	$11
Foreign	(109)	(31)	(140)
State and other	4	(4)	—
Provision for income taxes	$(111)	$(18)	$(129)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2015	2014	2013
United Kingdom	$(15)	$(22)	$(34)
Australia	16	(24)	(41)
Canada	3	6	(3)
Other	(81)	(81)	(62)
Foreign provision for income taxes	$(77)	$(121)	$(140)

The components of our deferred income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2015	2014	2013
Expected deferred benefit	$14	$254	$48
Tax reserves and allowances on current year activity	(20)	(210)	(39)
Tax reserves and allowances on beginning of year deferred balances	—	(320)	(9)
Unremitted foreign earnings	—	(77)	(5)
U.K. statutory rate change	(8)	—	(13)
Total deferred provision for income taxes	$(14)	$(353)	$(18)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2015	2014	2013
U.S. statutory federal rate, expected (benefit) provision	35%	(35)%	35%
Increase (reduction) in tax rate from:
Rate differentials on foreign earnings	(10)	(5)	(12)
Noncontrolling interests and equity earnings	(8)	(4)	(5)
State and local income taxes, net of federal benefit	2	(2)	(1)
Other permanent differences, net	—	2	(2)
Contingent liability accrual	(1)	9	7
U.S. taxes on foreign unremitted earnings	1	11	2
Non-deductible goodwill impairment	—	20	—
Increase in valuation allowance	6	58	15
U.K. statutory rate change	3	—	4
Effective tax rate on income from operations	28%	54%	43%

The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2015	2014
Deferred tax assets:
Employee compensation and benefits	$140	$175
Foreign tax credit carryforwards	282	233
Accrued foreign tax credit carryforwards	97	89
Loss carryforwards	65	133
Insurance accruals	15	22
Allowance for bad debt	10	10
Accrued liabilities	45	51
Total gross deferred tax assets	654	713
Valuation allowances	(542)	(538)
Net deferred tax assets	112	175
Deferred tax liabilities:
Construction contract accounting	$(12)	$(15)
Intangibles	(25)	(35)
Depreciation and amortization	(2)	(2)
Unremitted foreign earnings	(39)	(98)
Other	(29)	23
Total gross deferred tax liabilities	(107)	(127)
Deferred income tax assets, net	$5	$48

The valuation allowance for deferred tax assets was $542 million and $538 million at December 31, 2015 and 2014, respectively. The net change in the total valuation allowance was an increase of $4 million in 2015 and $455 million in 2014. The valuation allowance at December 31, 2015 was primarily related to U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the significant level of historical taxable U.S. losses, management believes that it was not more-likely-than-not that the Company would be able to realize the benefits of the deductible differences and accordingly recognized a valuation allowance for the year ended December 31, 2015 and 2014 for any deferred tax assets not more-likely-than-not to be realized.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2015 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$505	$(503)	$2
United Kingdom	80	—	80
Australia	1	(1)	—
Canada	18	(14)	4
Mexico	(91)	(2)	(93)
Other	34	(22)	12
Total	$547	$(542)	$5

At December 31, 2015, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2015	Expiration
Foreign tax credit carryforwards	$399	2019-2025
Foreign net operating loss carryforwards	$122	2015-2035
Foreign net operating loss carryforwards	$45	Indefinite
State net operating loss carryforwards	$580	Various

In determining our foreign cash repatriation strategy and in determining whether earnings would continue to be considered permanently invested, we considered our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. The remaining international cash balances associated with past foreign earnings which we currently intend to permanently reinvest in our foreign entities are not available for domestic use. The company has not recognized an estimated deferred tax liability of approximately $320 million for undistributed earnings of $1.1 billion that it continues to consider to be permanently reinvested in the foreseeable future. These undistributed earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2015	2014	2013
Balance at January 1,	$228	$68	$95
Increases related to current year tax positions	18	13	3
Increases related to prior year tax positions	35	168	15
Decreases related to prior year tax positions	(3)	(13)	(36)
Settlements	(2)	(1)	—
Lapse of statute of limitations	(16)	(5)	(2)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(3)	(2)	(7)
Balance at December 31,	$257	$228	$68
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $243 million as of December 31, 2015. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions related to income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $5 million due to the expirations of the statute of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $13 million for each of the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, we recognized net interest and penalties charges (benefits) of less than $1 million, $1 million and $(1) million, respectively related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to its business activity for periods prior to its separation from our former parent. As of December 31, 2015 and 2014, we have recorded a $19 million and $56 million in "payable to our former parent" on our consolidated balance sheets, respectively, for tax related items under the tax sharing agreement. The remaining $19 million is not due until receipt by KBR of a future foreign tax credit refund claim filed with the IRS.

Note 14. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the U.S. Department of Defense ("DoD") and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government.

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV and other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2017. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government, which need to be resolved in order to close the contracts. The closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from U.S. government audits. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the U.S. government are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts as new information becomes known. A summary of the Form 1s received and associated amounts (consistent with discussion in our previous Form 10-K and 10-Q reports) for the annual periods ended December 31, 2015 and 2014, respectively is as follows:

Dollars in millions	Form 1s issued and outstanding	Amounts withheld by U.S. government	Amounts withheld from subcontractors by us
Balance at December 31, 2013	$274	$137	$50
Additions	—	—	—
Settlements	(86)	(41)	(18)
Balance at December 31, 2014	$188	$96	$32
Additions	—	—	—
Settlements	(15)	(13)	—
Balance at December 31, 2015	$173	$83	$32

Amounts withheld by the U.S. government are recorded in "claims and accounts receivable" on our consolidated balance sheets. See Note 6 to our consolidated financial statements for additional discussion on claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts in connection with the Form 1s discussed above as well as other disputed contracts. We believe these amounts are probable of collection.

Audits

In addition to reviews performed by the U.S. government through the Form 1 process, the negotiation, administration and settlement of our contracts, which primarily consist of DoD contracts, are subject to audit by the Defense Contract Audit Agency ("DCAA"). The DCAA serves in an advisory role to the Defense Contract Management Agency ("DCMA") and the DCMA is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the Federal Acquisition Regulations ("FAR") and Cost Accounting Standards ("CAS"), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. The following is a summary of our audit status as of December 31, 2015.

Direct costs

•	We have reached agreement on audit reports through 2009.

•	We are in the process of completing negotiations on $9 million of questioned costs for 2010 through 2011.

•
We have not received audit reports for 2012 through 2014 (open audits). The direct claimed cost for these years was $1.1 billion, which is significantly less than prior periods. Of this amount, the government has audited the $138 million that relates to the LogCAP III contract. While not complete, indications of questioned costs at the time of this filing are minimal. We expect to receive the final audit reports in the first quarter of 2016.

Indirect costs

•	We have reached agreement on audit reports through 2010.

•	We have received an audit report for 2011 and no costs were questioned.

•	We have not received audit reports for 2012 through 2014 (open audits). The indirect costs invoiced for these years amounts to $109 million. None of these costs have been audited.

Historically, we have recovered 99.89% of the direct and indirect costs we have claimed for reimbursement from the U.S. government. As a result, for the open audit years we have accrued our estimate of disallowed costs based on our historical recovery rate as a reduction to "claims and accounts receivable" and in "other liabilities" on our consolidated balance sheets. Based on the information received to date, we do not believe the ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

As a result of the Form 1s, open audits and claims discussed above, we have accrued a reserve for unallowable costs at December 31, 2015 and 2014 of $50 million and $74 million, respectively as a reduction to “claims and accounts receivable” and in “other liabilities” on our consolidated balance sheet.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the False Claims Act (“FCA”), which prohibits in general terms fraudulent billings to the government. Suits brought by private individuals are called “qui tams.”

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. FKTC sought damages in the amount of $134 million. After complete hearings on all of FKTC's claims, an arbitration panel awarded $17 million and interest to FKTC for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We paid FKTC $19 million and will pay $4 million on pay-when-paid terms in the contract. We have accrued amounts we believe are payable to FKTC in "accounts payable" and "other current liabilities" on our consolidated balance sheets.

The remaining $26 million owed to FKTC under contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see DOJ False Claims Act complaint - FKTC Containers below).

We believe any cost or damages ultimately awarded to FKTC will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier at the Radwaniyah Palace Complex near Baghdad, Iraq. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. After extensive motion practice and appeals, the case is back before the U.S. District Court for the Western District of Pennsylvania for further action. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of December 31, 2015, no amounts have been accrued.

We believe the costs of litigation and any damages which might be awarded are either covered by insurance or will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness.

Burn Pit litigation. From November 2008 through current, KBR was served with in excess of 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. After extensive motion practice and appeals the cases are now back before the District Court in Baltimore, Maryland for further action in conformity with the Fourth Circuit's ruling on appeal. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2015, no amounts have been accrued.

We believe any costs of litigation and any damages which might be awarded will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases, before the U.S. District Court for the Southern District of Texas. The Texas cases have been dismissed by the Court on the merits on multiple grounds including the conclusion that no one was injured and are now on appeal to the Fifth Circuit. The plaintiffs are claiming unspecified damages.

We believe any costs of litigation and any damages which might be awarded will be billable under the Restore Iraqi Oil ("RIO") contract. As with all costs that are billed under RIO, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter is remote.

COFC/ASBCA Claims. During the period of time since the first sodium dichromate litigation was filed against us, we have incurred legal defense costs that we believe are reimbursable under the related U.S. government contract. We have billed for these costs and filed claims to recover the associated costs incurred to date. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804.

After some procedural challenges, KBR’s claims for payment were filed before the ASBCA. On December 23, 2014, we filed a Motion for Partial Summary Judgment asking the ASBCA to find that the sodium dichromate related incidents and litigation are within the definition of the "unusually hazardous risks" language in the 85-804 indemnity agreement. On August 17, 2015, the ASBCA issued an order holding that KBR is entitled to reimbursement of the sodium dichromate legal fees and any resulting judgments pursuant to the 85-804 indemnity agreement. We subsequently filed a motion for summary judgment asking the ASBCA to find that the $30 million in legal fees incurred and expensed to date are reasonable and payable by the government to KBR pursuant to the indemnity agreement. The U.S. government is determining whether to appeal that ruling.

Qui tams. On the active qui tams of which we are aware, the U.S. government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of December 31, 2015, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the federal regulations. As of December 31, 2015, we have incurred and expensed $15 million in legal costs to date in defending ourselves in qui tams. Five of the remaining qui tam cases either have been dismissed, are on appeal from a dismissal or are at the dismissal stage. There are two active cases as discussed below.

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia (D.C.), alleging violations of the FCA by KBR and KBR subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009.

Early phases of this case focused on discovery issues and we successfully sought review and reversal of two trial court's opinion on KBR's attorney client and work product privileges. After the second reversal, KBR was notified that the case has been transferred to a new District Court Judge. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of December 31, 2015 we have not accrued any loss provisions related to this matter.

Howard qui tam. On March 27, 2011 Geoffrey Howard filed a complaint in the Central District of Illinois, Rock Island Division alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. On October 7,

2014 the Department of Justice declined to intervene and the case was partially unsealed. We believe the claims lack merit and we answered and filed a motion to dismiss which was denied on October 15, 2015. The case is starting discovery. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of December 31, 2015 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs, that KBR did not verify the costs, that FKTC had contractually assumed the risk for the costs which KBR submitted to the U.S. government, that KBR concealed information about FKTC's costs from the U.S. government; that KBR claimed that an adequate price analysis had been done when in fact one had not been done and that KBR submitted false claims for reimbursement to the U.S. government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. We expect discovery to be substantially completed in 2016. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2015, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. While the suit is relatively new, the DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the U.S. government opposed. On April 22, 2014, we filed our answer and in May 2014 the U.S. government filed a Motion to Strike certain affirmative defenses and this motion was granted on March 30, 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of December 31, 2015, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter recorded in "other liabilities" on our consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case will start this year and likely run well into 2016.

Note 15. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBWE Local 58/NECA Funds, seek class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our current and former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. The case is currently pending in the U.S. District Court for the Southern District of Texas, Master File No. 14-cv-01287. We filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants and the motion was denied on September 3, 2015. We intend to continue to vigorously defend against these claims. Discovery in the case has begun and is expected to continue in 2016. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Butorin v. Blount et al, is a shareholder derivative complaint, filed on May 27, 2014 in the U.S. District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. On March 31, 2015, the District Court transferred the case to the U.S. District Court of Delaware. The court has approved a stay of the action pending resolution of securities litigation and that stay has not been lifted. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
Stella Dupree and Donald Taylor v. KBR, Inc., was filed by shareholders of the Company on May 12, 2015 in Delaware Chancery Court seeking the right to inspect and make copies of certain books and records of the Company under §220 of Delaware General Corporation Law relating primarily to the restatement of our 2013 annual financial statements. The Company provided a limited set of documents to the remaining plaintiff and is awaiting the plaintiff's voluntary dismissal of the case.

We have also received requests for information and a subpoena for documents from the Securities Exchange Commission ("SEC") regarding the restatement of our 2013 annual financial statements. We have been and intend to continue cooperating with the SEC.

PEMEX and PEP Arbitration

In 1997, Commisa, a subsidiary of KBR, Inc., entered into a contract with PEP, a subsidiary of PEMEX, the Mexican national oil company, to build offshore platforms and treatment and reinjection facilities in the Bay of Campeche, offshore Mexico. The project, known as EPC 1, encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes.

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

U.S. Proceedings. Collection efforts have involved multiple actions. On August 27, 2013, the U.S. District Court for the Southern District of New York entered an order stating it would confirm the award even though it had been annulled in Mexico (see Mexico proceedings discussion below). The judgment included reimbursement for sums Commisa was forced to pay from our performance bonds that PEP had previously called (see Performance Bonds discussion below). PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted $465 million cash as security for the judgment pending appeal. Oral argument on the appeal was held on November 20, 2014. The U.S. government was invited to file a brief and did so, and the parties have filed responses to the U.S. government's brief. We continue to await the Court's ruling on the matter. There has been no indication as to when a decision will be reached and we are not aware of any factors preventing a decision from being reached. PEMEX and PEP could seek rehearing at the court of appeals and a review by the U.S. Supreme Court. At this time, we are unable to predict the timing of any ruling or resolution concerning this matter.

Mexico Proceedings. PEP's initial multiple attempts to nullify the award in Mexico were rejected by the Mexican courts. However, in September 2011, the Collegiate Court ruled that PEP, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction and the award was null and void.

Other Proceedings. Commisa also initiated collection proceedings in Luxembourg and sought to collect under the North American Free Trade Agreement, the latter of which has been denied pending collection efforts in the U.S. and in Luxembourg.

Performance Bonds

We had provided approximately $80 million in performance bonds to PEP when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEP was precluded.  Notwithstanding, PEP filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds. On June 17, 2013, after proceedings in multiple Mexican courts, we were required to pay $108 million to the Mexican bond company. The $108 million consists of the $80 million in outstanding bonds, plus $26 million in related interest and other expenses and $2 million in legal and banking fees. These sums were added to the judgment entered by the Federal Court in New York as discussed above.

Consistent with our treatment of probable claim recoveries, we have recorded $400 million of the ICC arbitration award, net of advances, in "claims and accounts receivable" on the consolidated balance sheets. PEP has posted $465 million in cash collateral in the U.S. under the control of the Federal District Court in New York. In addition we have taken action to attach assets in Luxembourg as additional protection to collect on the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of December 31, 2015, we continue to classify the amount recorded for financial reporting purposes due from PEP as long term.

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

We continue to monitor conditions at sites owned or previously owned. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect that costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us the assessment and remediation costs associated with all environmental matters is immaterial and we do not anticipate incurring additional costs.

We have been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. All of these matters have been settled or resolved and as of December 31, 2015 we have not been named in any additional matters.

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

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $155 million, $158 million and $159 million in 2015, 2014 and 2013, respectively. The current portion of deferred rent of $7 million at December 31, 2015 and 2014, respectively, is recorded in "other current liabilities" on our consolidated balance sheets and the noncurrent deferred rent of $114 million and $128 million at December 31, 2015 and 2014, respectively, is recorded in "other liabilities" on our consolidated balance sheets.

Future total rental payments on noncancelable operating leases are as follows:

Dollars in millions	Future rental payments (a)
2016	$98
2017	$83
2018	$72
2019	$61
2020	$56
Beyond 2020	$350

(a)	Amounts presented are net of subleases.

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2015, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $52 million, comprised of $14 million included in "accrued salaries, wages and benefits," $12 million included in "other current liabilities" and $26 million included in "other liabilities" all on our consolidated balance sheets. As of December 31, 2014, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $66 million, comprised of $14 million included in "accrued salaries, wages and benefits," $19 million included in "other current liabilities" and $33 million included in "other liabilities" all on our consolidated balance sheets.

Note 16. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2012	$2,511	$2,049	$1,709	$(606)	$(610)	$(31)
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Dividends declared to shareholders	(36)	—	(36)	—	—	—
Adjustment pursuant to tax sharing agreement	(7)	(7)	—	—	—	—
Repurchases of common stock	(7)	—	—	(7)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	9	—	—	—	—	9
Distributions to noncontrolling interests	(109)	—	—	—	—	(109)
Other noncontrolling interests activity	2	—	—	—	—	2
Net income	171	—	75	—	—	96
Other comprehensive (loss), net of tax	(121)	—	—	—	(130)	9
Balance at December 31, 2013	$2,439	$2,065	$1,748	$(610)	$(740)	$(24)
Share-based compensation	22	22	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders	(47)	—	(47)	—	—	—
Repurchases of common stock	(106)	—	—	(106)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Investments by noncontrolling interests	10	—	—	—	—	10
Distributions to noncontrolling interests	(61)	—	—	—	—	(61)
Other noncontrolling interests activity	2	—	—	—	—	2
Net income (loss)	(1,198)	—	(1,262)	—	—	64
Other comprehensive (loss), net of tax	(134)	—	—	—	(136)	2
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	18	18	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(47)	—	(47)	—	—	—
Repurchases of common stock	(62)	—	—	(62)	—	—
Issuance of ESPP shares	5	—	—	5	—	—
Distributions to noncontrolling interests	(28)	—	—	—	—	(28)
Other noncontrolling interests activity	(3)	—		—	—	(3)
Net income	226	—	203	—	—	23
Other comprehensive income, net of tax	47	—	—	—	45	2
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)

Accumulated other comprehensive loss, net of tax

	December 31,
Dollars in millions	2015	2014	2013
Accumulated foreign currency translation adjustments, net of tax of $1, $4 and $0	$(269)	$(203)	$(131)
Pension and post-retirement benefits, net of tax of $209, $231 and $221	(560)	(670)	(608)
Changes in fair value of derivatives, net of tax of $0, $0 and $0	(2)	(3)	(1)
Total accumulated other comprehensive loss	$(831)	$(876)	$(740)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Pension and post-retirement benefits	Changes in fair value of derivatives	Total
Balance as of December 31, 2013	$(131)	$(608)	$(1)	$(740)
Other comprehensive income adjustments before reclassifications	(73)	(96)	(2)	(171)
Amounts reclassified from accumulated other comprehensive income	1	34	—	35
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(70)	71	—	1
Amounts reclassified from accumulated other comprehensive income	4	39	1	44
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Dollars in millions	December 31, 2015	December 31, 2014	Affected line item on the Consolidated Statements of Operations
Pension and post-retirement benefits
Amortization of actuarial loss (a)	$(48)	$(42)	See (a) below
Tax benefit (expense)	9	8	Provision for income taxes
Net pension and post-retirement benefits	$(39)	$(34)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our consolidated financial statements for further discussion.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2013	173.9
Common stock issued	0.5
Balance at December 31, 2014	174.4
Common stock issued	0.7
Balance at December 31, 2015	175.1

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2013	25.7	$610
Treasury stock acquired, net of ESPP shares issued	3.9	102
Balance at December 31, 2014	29.6	712
Treasury stock acquired, net of ESPP shares issued	3.4	57
Balance at December 31, 2015	33.0	$769

Dividends

We declared dividends totaling $47 million in 2015 and 2014. As of December 31, 2015 and 2014, we had accrued dividends payable of $12 million included in "other current liabilities" on our consolidated balance sheets.

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

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold ordinary shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR Stock and Incentive Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year Ending December 31, 2015
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	2,992,687	$17.43	$52
Repurchases under the existing share maintenance program	466,974	15.43	7
Withheld to cover shares	182,964	16.98	3
Total	3,642,625	$17.15	$62

	Year Ending December 31, 2014
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	3,374,479	$26.13	$88
Repurchases under the existing share maintenance program	593,042	26.07	16
Withheld to cover shares	73,557	27.69	2
Total	4,041,078	$26.15	$106

Note 18. Share-based Compensation and Incentive Plans

Stock Plans

In 2015, 2014 and 2013 share-based compensation awards were granted to employees under KBR share-based compensation plans.

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

In May 2012, the KBR Stock Plan was amended to add 2 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards or pursuant to performance awards by 2 million. Under the terms of the KBR Stock Plan, 12 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 5.5 million shares can be awarded as restricted stock or restricted stock units or pursuant to cash performance awards. At December 31, 2015, approximately 2.3 million shares were available for future grants under the KBR Stock Plan, of which approximately 0.7 million shares remained available for restricted stock awards or restricted stock unit awards.

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

Total number of stock options granted and the assumptions used to determine the fair value of granted options were as follows:

	Years ended December 31,
KBR stock options assumptions summary	2015	2014
Granted stock options (shares in millions)	1.1	0.6
Weighted average expected term (in years)	5.5	5.5
Weighted average grant-date fair value per share	$4.91	$9.57

	Years ended December 31,
KBR stock options range assumptions summary	2015		2014
	Range		Range
	Start	End	Start	End
Expected volatility range	33.92%	39.65%	36.48%	40.49%
Expected dividend yield range	1.15%	2.13%	1.08%	1.52%
Risk-free interest rate range	1.46%	2.12%	1.67%	2.21%

For KBR stock options granted in 2015, 2014 and 2013, the fair value of options at the date of grant was estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR and selected peers. Effective in 2014, the expected term of KBR options granted was based on KBR's historical experience. The expected term of KBR options granted in 2013 was based on the average of the life of the option and the vesting period of the option. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2015.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	3,160,091	$26.96	6.54	$2.40
Granted	1,067,308	16.52
Exercised	(62,503)	12.32
Forfeited	(231,949)	23.65
Expired	(450,290)	30.19
Outstanding at December 31, 2015	3,482,657	$23.83	6.55	$2.92
Exercisable at December 31, 2015	2,059,060	$26.18	5.02	$2.00

The total intrinsic values of options exercised for the years ended December 31, 2015, 2014 and 2013 were $0.3 million, $3 million and $7 million, respectively. As of December 31, 2015, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options, expected to be recognized over a weighted average period of approximately 1.75 years. Stock option compensation expense was $5 million in 2015, $6 million in 2014 and $9 million in 2013.  Total income tax benefit recognized in net income for share-based compensation arrangements was $2 million in 2015 and 2014 and $3 million in 2013.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2015 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2014	1,128,877	$28.99
Granted	855,499	16.66
Vested	(529,440)	25.97
Forfeited	(80,970)	19.05
Nonvested shares at December 31, 2015	1,373,966	$23.05

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2015, 2014 and 2013 was $16.66, $28.46 and $30.64, respectively. Restricted stock compensation expense was $13 million for 2015, $16 million for 2014 and $7 million for 2013.  Total income tax benefit recognized in net income for share-based compensation arrangements during 2015, 2014 and 2013 was $5 million, $6 million, and $3 million, respectively. As of December 31, 2015, there was $18 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.82 years. The total fair value of shares vested was $9 million in 2015, $6 million in 2014 and $8 million in 2013 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $14 million in 2015, $11 million in 2014 and $7 million in 2013 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

The grant-date fair value of employee share options is estimated using option-pricing models. If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $9 million recorded to cost of services, while the remaining $9 million is recorded to general and administrative expenses on our consolidated statements of operations. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31,
Dollars in millions	2015	2014	2013
Share-based compensation	$18	$22	$16
Income tax benefit recognized in net income for share-based compensation	$7	$8	$6
Incremental compensation cost	$2	$2	$1

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in the year 2015, performance is based 50% on average Total Shareholder Return ("TSR"), as compared to the average TSR of KBR’s peers, and 50% on KBR’s Job Income Sold ("JIS"). For Cash Performance Awards granted in 2014 and 2013, performance is based 100% on average TSR as compared to the average TSR of KBR’s peers. In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The JIS calculation is based on the Company's JIS earned at a target level averaged over a three year period. The JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2015, we granted 22 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2015 to December 31, 2017. In 2014, we granted 27 million Cash Performance Awards with a three-year performance period from January 1, 2014 to December 31, 2016. In 2013, we granted 30 million Cash Performance Awards with a three-year performance period from January 1, 2013 to December 31, 2015. Cash Performance Awards

forfeited, net of previous plan payout, totaled 15 million, 17 million, and 10 million at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the outstanding balance for Cash Performance Awards is 70.8 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2015, 2014 and 2013, we recognized $3 million, $0 million and $8 million, respectively, in expense for the Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for awards included in "employee compensation and benefits" on our consolidated balance sheets was $5 million at December 31, 2015, of which none will become due within one year and $1 million at December 31, 2014.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determine otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2015 and 2014, our employees purchased approximately 204,000 and 159,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 19. Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculations is as follows:

	Years ended December 31,
Shares in millions	2015	2014	2013
Basic weighted average common shares outstanding	144	146	148
Stock options and restricted shares	—	—	1
Diluted weighted average common shares outstanding	144	146	149

For purposes of applying the two-class method in computing earnings (loss) per share, net earnings allocated to participating securities was approximately $1.7 million, or $0.01 per share, for the fiscal year 2015, none for fiscal year 2014 and $0.3 million, or a negligible amount per share, for fiscal year 2013. The diluted earnings (loss) per share calculation did not include 3.4 million, 3.0 million and 1.8 million antidilutive weighted average shares for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 20. Financial Instruments and Risk Management

Foreign currency risk. We conduct business in numerous currencies and are therefore exposed to foreign currency fluctuations. We may use derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not use derivative instruments for speculative trading purposes. We generally utilize foreign exchange forwards and currency option contracts to hedge exposures associated with forecasted future cash flows and to hedge exposures present on our balance sheet.

As of December 31, 2015, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $104 million, all of which had durations of 22 days or less. We also had approximately $22 million (notional value) of foreign currency hedges which had durations of 24 months or less.

The fair value of our balance sheet and cash flow hedges included in "other current assets" and "other current liabilities" on our consolidated balance sheets was immaterial at December 31, 2015 and 2014, respectively. These fair values are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "other non-operating income (expense)" on our consolidated statements of operations.

	Years ended December 31,
Gains (Losses) Dollars in Millions	2015	2014
Balance Sheet Hedges - Fair Value	(40)	(47)
Balance Sheet Position - Remeasurement	50	47
Net	10	—

Interest rate risk. Certain of our unconsolidated subsidiaries and joint ventures are exposed to interest rate risk through their variable rate borrowings. This variable rate exposure is managed with interest rate swaps. The unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint ventures was immaterial as of December 31, 2015, 2014 and 2013, respectively.

Note 21. Recent Accounting Pronouncements

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments eliminate the deferral of certain consolidation standards for entities considered to be investment companies and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2015-02 is not expected to have a material impact on our financial statements or on known trends, demands, uncertainties and events in our business.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2018 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We intend to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

Note 22. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 is presented in the following table. In the following table, the sum of basic and diluted “Net income (loss) attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2015
Total revenues	$1,436	$1,381	$1,199	$1,080	$5,096
Gross profit	70	74	87	94	325
Equity in earnings of unconsolidated affiliates	35	53	35	26	149
Operating income	64	96	75	75	310
Net income	51	68	59	48	226
Net income attributable to noncontrolling interests	(7)	(6)	(4)	(6)	(23)
Net income attributable to KBR	44	62	55	42	203
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.30	$0.43	$0.38	$0.29	$1.40
Net income attributable to KBR per share—Diluted	$0.30	$0.43	$0.38	$0.29	$1.40

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2014
Total revenues	$1,633	$1,659	$1,657	$1,417	$6,366
Gross profit (loss) (a)	39	28	30	(162)	(65)
Equity in earnings of unconsolidated affiliates	31	49	38	45	163
Operating income (loss) (b)	10	25	10	(839)	(794)
Net income (loss) (c)	(20)	8	45	(1,231)	(1,198)
Net income attributable to noncontrolling interests	(23)	(16)	(15)	(10)	(64)
Net income (loss) attributable to KBR	(43)	(8)	30	(1,241)	(1,262)
Net income (loss) attributable to KBR per share:
Net income (loss) attributable to KBR per share—Basic	$(0.29)	$(0.06)	$0.21	$(8.57)	$(8.66)
Net income (loss) attributable to KBR per share—Diluted	$(0.29)	$(0.06)	$0.21	$(8.57)	$(8.66)

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

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

We have audited KBR, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KBR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KBR, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, KBR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KBR, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Houston, Texas
February 26, 2016

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

10.6
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

10.7	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

10.8
First Amendment to Credit Agreement dated as of December 11, 2014 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2014; File No. 1-33146)

10.9
Second Amendment to Credit Agreement dated as April 27, 2015 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 (the "Credit Agreement") among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended March 31, 2015; File No. 1-33146)

10.10
Amended and Restated Revolving Credit Agreement dated as of September 25, 2015 among KBR, Inc., the Banks party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., ING Bank, N.V., Dublin Branch, BNP Paribas, and The Bank of Nova Scotia as Syndication Agents, Citibank, N.A., BNP Paribas, ING Bank, N.V., Dublin Branch, The Bank of Nova Scotia, Bank of America, N.A., and Compass Bank as initial Issuing Banks, and Citigroup Global Markets Inc., BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Inc., ING Bank, N.V., Dublin Branch, and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated September 25, 2015; File No. 1-33146)

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
10.32+
Form of revised Nonstatutory Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.33+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.34+
Form of revised Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.35+
Form of revised Restricted Stock Unit Agreement (International Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.36+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; Involuntary Termination Trigger) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.37+
Form of Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.38+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.39 to KBR’s Form 10-K/A for the fiscal year ended December 31, 2015; File No. 1-33146)

10.39+
Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.40 to KBR’s Form 10-K for the fiscal year ended December 31, 2015; File No. 1-33146)

10.40+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended March 31, 2015; File No. 1-33146)

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

10.46+
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

10.48+
Severance and Change of Control Agreement effective as of April 8, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated March 6, 2013; File No. 1-33146)

Exhibit Number	Description

10.49+
Severance and Change of Control Agreement effective as of December 14, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2013; File No. 1-33146)

10.50+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

10.51+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 1-33146)

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

***101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K

**	Furnished with this Form 10-K
***	Interactive data files

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2016

KBR, INC.
(Registrant)

By:	/s/ Stuart Bradie
Stuart Bradie
President and Chief Executive Officer

Dated: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart Bradie	Principal Executive Officer,
Stuart Bradie	President, Chief Executive Officer and Director

/s/ Brian K. Ferraioli	Principal Financial Officer,
Brian K. Ferraioli	Executive Vice President and Chief Financial Officer

/s/ Nelson E. Rowe	Principal Accounting Officer,
Nelson E. Rowe	Vice President and Chief Accounting Officer

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ James R. Blackwell	Director
James R. Blackwell

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Umberto della Sala	Director
Umberto della Sala

/s/ Richard J. Slater	Director
Richard J. Slater

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

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

10.6
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

10.7	Waiver dated May 9, 2014 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated May 9, 2014; File No. 1-33146)

10.8
First Amendment to Credit Agreement dated as of December 11, 2014 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 11, 2014; File No. 1-33146)

10.9
Second Amendment to Credit Agreement dated as April 27, 2015 to the Five Year Revolving Credit Agreement dated as of December 2, 2011 (the "Credit Agreement") among KBR, Inc., the several banks and other institutions parties to the Credit Agreement, Citibank, NA., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and ING Bank, N.V. and The Bank of Nova Scotia as co-documentation agents (incorporated by reference to Exhibit 10.1 to KBR’s Form 10-Q for the quarter ended March 31, 2015; File No. 1-33146)

10.10
Amended and Restated Revolving Credit Agreement dated as of September 25, 2015 among KBR, Inc., the Banks party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., ING Bank, N.V., Dublin Branch, BNP Paribas, and The Bank of Nova Scotia as Syndication Agents, Citibank, N.A., BNP Paribas, ING Bank, N.V., Dublin Branch, The Bank of Nova Scotia, Bank of America, N.A., and Compass Bank as initial Issuing Banks, and Citigroup Global Markets Inc., BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Inc., ING Bank, N.V., Dublin Branch, and The Bank of Nova Scotia as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated September 25, 2015; File No. 1-33146)

10.11+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

Exhibit Number	Description
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
10.31+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.32+
Form of revised Nonstatutory Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.33+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.34+
Form of revised Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.35+
Form of revised Restricted Stock Unit Agreement (International Employee - 3 Year Vesting) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.36+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; Involuntary Termination Trigger) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.37+
Form of Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.38+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.39 to KBR’s Form 10-K/A for the fiscal year ended December 31, 2015; File No. 1-33146)

10.39+
Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.40 to KBR’s Form 10-K for the fiscal year ended December 31, 2015; File No. 1-33146)

10.40+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s Form 10-Q for the quarter ended March 31, 2015; File No. 1-33146)

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

10.46+
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

Exhibit Number	Description

10.48+
Severance and Change of Control Agreement effective as of April 8, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Andrew Summers (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated March 6, 2013; File No. 1-33146)

10.49+
Severance and Change of Control Agreement effective as of December 14, 2011, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mitch Dauzat (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2013; File No. 1-33146)

10.50+
Severance and Change of Control Agreement effective as of October 28, 2013, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Brian Ferraioli (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated October 28, 2013; File No. 1-33146)

10.51+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 1-33146)

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

***101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Interactive data files