Form 10-Q
period 2016-03-31
KBR, INC.
filed 2016-04-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 12, 2016, there were 142,423,300 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "plan," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2015 Annual Report on Form 10-K contained in Part I under "Risk Factors."

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$996	$1,436
Cost of revenues	(928)	(1,366)
Gross profit	68	70
Equity in earnings of unconsolidated affiliates	29	35
General and administrative expenses	(34)	(39)
Asset impairment and restructuring charges	(2)	(2)
Gain on disposition of assets	4	—
Operating income	65	64
Other non-operating income (expense)	(5)	6
Income before income taxes and noncontrolling interests	60	70
Provision for income taxes	(15)	(19)
Net income	45	51
Net income attributable to noncontrolling interests	(3)	(7)
Net income attributable to KBR	$42	$44
Net income attributable to KBR per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30
Basic weighted average common shares outstanding	142	145
Diluted weighted average common shares outstanding	142	145
Cash dividends declared per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$45	$51
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	16	(58)
Reclassification adjustment included in net income	—	—
Foreign currency translation adjustments, net of taxes of $2 and $0	16	(58)
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—
Reclassification adjustment included in net income	6	12
Pension and post-retirement benefits, net of taxes of $(1) and $(2)	6	12
Other comprehensive income (loss), net of tax	22	(46)
Comprehensive income	67	5
Less: Comprehensive income attributable to noncontrolling interests	(2)	(7)
Comprehensive income (loss) attributable to KBR	$65	$(2)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$824	$883
Accounts receivable, net of allowance for doubtful accounts of $18 and $17	583	628
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	222	224
Other current assets	116	109
Total current assets	1,745	1,844
Claims and accounts receivable	532	526
Property, plant, and equipment, net of accumulated depreciation of $354 and $352 (including net PPE of $45 and $48 owned by a variable interest entity)	162	169
Goodwill	344	324
Intangible assets, net of accumulated amortization of $92 and $91	53	35
Equity in and advances to unconsolidated affiliates	303	281
Deferred income taxes	97	99
Other assets	134	134
Total assets	$3,370	$3,412
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$440	$438
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	471	509
Accrued salaries, wages and benefits	152	173
Nonrecourse project debt	10	10
Other current liabilities	240	263
Total current liabilities	1,313	1,393
Pension obligations	314	333
Employee compensation and benefits	99	105
Income tax payable	79	78
Deferred income taxes	103	94
Nonrecourse project debt	50	51
Deferred income from unconsolidated affiliates	101	100
Other liabilities	203	206
Total liabilities	2,262	2,360
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 175,474,146 and 175,108,100 shares issued, and 142,411,295 and 142,058,356 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,076	2,070
Accumulated other comprehensive loss ("AOCL")	(808)	(831)
Retained earnings	626	595
Treasury stock, 33,062,851 and 33,049,744 shares, at cost	(769)	(769)
Total KBR shareholders’ equity	1,125	1,065
Noncontrolling interests ("NCI")	(17)	(13)
Total shareholders’ equity	1,108	1,052
Total liabilities and shareholders’ equity	$3,370	$3,412
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities:
Net income	$45	$51
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9	11
Equity in earnings of unconsolidated affiliates	(29)	(35)
Deferred income tax expense	2	—
Other	8	1
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	54	3
Costs and estimated earnings in excess of billings on uncompleted contracts	5	44
Accounts payable	(9)	(102)
Billings in excess of costs and estimated earnings on uncompleted contracts	(46)	(8)
Accrued salaries, wages and benefits	(20)	—
Reserve for loss on uncompleted contracts	(16)	(37)
Payments from (advances to) unconsolidated affiliates, net	(8)	6
Distributions of earnings from unconsolidated affiliates	20	37
Income taxes payable	1	(11)
Pension funding	(10)	(11)
Net settlement of derivative contracts	(4)	(36)
Other assets and liabilities	(23)	(21)
Total cash flows used in operating activities	(21)	(108)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(3)	(1)
Acquisition of technology businesses, net of cash acquired	(22)	—
Total cash flows used in investing activities	$(25)	$(1)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows used in financing activities:
Payments to reacquire common stock	$(2)	$(16)
Acquisition of noncontrolling interest	—	(40)
Distributions to noncontrolling interests	(6)	(7)
Payments of dividends to shareholders	(11)	(12)
Net proceeds from issuance of common stock	—	1
Excess tax benefits from share-based compensation	1	—
Other	—	(1)
Total cash flows used in financing activities	(18)	(75)
Effect of exchange rate changes on cash	5	(28)
Decrease in cash and equivalents	(59)	(212)
Cash and equivalents at beginning of period	883	970
Cash and equivalents at end of period	$824	$758
Supplemental disclosure of cash flows information:
Cash paid for interest	$2	$3
Cash paid for income taxes (net of refunds)	$7	$28
Noncash financing activities
Dividends declared	$11	$12
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

Adoption of New Accounting Standards

Consolidation. Effective January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which was issued by the Financial Accounting Standards Board ("FASB") on February 18, 2015. This ASU amends the consolidation guidance for VIEs as well as general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The adoption of ASU 2015-02 did not have a material impact on our financial statements.

Additional Balance Sheet Information

Other Current Assets

Included in the "other current assets" balance on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is prepaid taxes and other prepaid assets of $59 million and $58 million, respectively.

Other Current Liabilities

The components of "other current liabilities" on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 are presented below:

	March 31,	December 31,
Dollars in millions	2016	2015
Reserve for estimated losses on uncompleted contracts (a)	$44	$60
Retainage payable	48	49
Income taxes payable	54	56
Value-added tax payable	13	12
Insurance payable	10	12
Dividend payable	11	12
Other miscellaneous liabilities (b)	60	62
Total other current liabilities	$240	$263

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

(b)	Included in other current miscellaneous liabilities is deferred rent of $6 million and $7 million as of March 31, 2016 and December 31, 2015, respectively.

Other Liabilities

Included in the "other liabilities" balance on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is noncurrent deferred rent of $111 million and $114 million, respectively. Also included in the "other liabilities" balance is a payable to our former parent of $19 million in each of the periods presented. Such amount will be paid to our former parent upon receipt of a tax refund from the United States ("U.S.") Internal Revenue Service in an amount greater than or equal to $19 million.

Note 2. Business Segment Information

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technology and consulting, engineering and construction, and government services. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other", which includes our corporate expenses and general and administrative expenses not allocated to the other business segments. Each business segment excluding Other reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM").  Business segment performance is evaluated by our CODM using gross profit (loss), which is defined as business segment revenues less the cost of revenues, and includes overhead directly attributable to the business segment.

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
Government Services ("GS"). Our GS business segment focuses on long-term service contracts with annuity streams, particularly for the United Kingdom ("U.K."), Australian and U.S. governments.
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

Operations by Reportable Segment

	Three Months Ended March 31,
Dollars in millions	2016	2015
Revenues:
Technology & Consulting	$97	$72
Engineering & Construction	606	977
Government Services	210	155
Other	—	—
Subtotal	913	1,204
Non-strategic Business	83	232
Total revenues	$996	$1,436
Gross profit (loss):
Technology & Consulting	$17	$19
Engineering & Construction	29	55
Government Services	21	(4)
Other	—	—
Subtotal	67	70
Non-strategic Business	1	—
Total gross profit (loss)	$68	$70
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—
Engineering & Construction	18	21
Government Services	11	14
Other	—	—
Subtotal	29	35
Non-strategic Business	—	—
Total equity in earnings of unconsolidated affiliates	$29	$35
Segment operating income (loss):
Technology & Consulting	$15	$17
Engineering & Construction	37	66
Government Services	30	9
Other	(22)	(28)
Subtotal	60	64
Non-strategic Business	5	—
Total segment operating income (loss)	$65	$64

Changes in Estimates

There are many factors that can affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather, and for unit rate and construction service contracts, the availability and detail of customer supplied engineering drawings. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage of completion contracts.

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

Dollars in millions	Reserve for Estimated Losses
Balance at December 31, 2015	$60
Changes in estimates on loss projects	5
Change due to progress on loss projects	(21)
Balance at March 31, 2016	$44

Balance at December 31, 2014	$159
Changes in estimates on loss projects	12
Change due to progress on loss projects	(53)
Balance at March 31, 2015	$118

Included in the reserve for estimated losses on uncompleted contracts is $33 million as of March 31, 2016, primarily related to a power project in our Non-strategic Business segment that we expect to complete in 2017. Our estimates of revenues and costs at completion for the remaining power project have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated losses at completion as of March 31, 2016 on this power project represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this power project as of March 31, 2016. At March 31, 2015, the losses on uncompleted contracts included $65 million for two power projects in our Non-strategic Business segment and $37 million for our seven Canadian pipe fabrication and module assembly projects in our E&C business segment.

Acquisitions, Dispositions and Other Transactions

On January 11, 2016, we acquired 100% of the outstanding common stock of three subsidiaries of Connell Chemical Industry LLC (through its subsidiary, Chematur Technologies AB): Plinke GmbH ("Plinke"), Weatherly Inc., ("Weatherly"), and Chematur Ecoplanning Oy ("Ecoplanning"). Plinke specializes in proprietary technology and specialist equipment for the purification and concentration of inorganic acids used or produced in hydrocarbon processing facilities. Weatherly provides nitric acid and ammonium nitrate proprietary technologies and services to the fertilizer market. Ecoplanning offers proprietary evaporation and crystallization technologies and specialist equipment for weak acid and base solutions. As a result of this acquisition, we can expand our technology and consulting solutions into new markets while leveraging KBR's global sales and EPC capabilities.

In accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We effected the acquisition through $25 million in cash paid to the seller, less $3 million of acquired cash for net cash consideration of $22 million. The consideration paid includes an escrow of $5 million that secures the indemnification obligations of the seller and other contingent obligations related to the operation of the business. We conducted an external valuation of certain acquired assets for inclusion in our balance sheet at the date of acquisition. Assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The goodwill of $20 million arising from the acquisition relates primarily to future growth opportunities to extend the acquired technologies outside North America to new customers and in revamping units of the existing customer base globally. None of the goodwill is deductible for income tax purposes. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies, final tax returns that provide the underlying tax basis of assets and liabilities, and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, in line with the acquisition method of accounting, during which time the value of the assets and liabilities, including any goodwill, may be revised as appropriate. This acquisition will be reported within our T&C business segment.

We recognized costs related to this acquisition of $1 million during the quarter ended March 31, 2016.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Dollars in millions
Fair value of total consideration transferred	$25

Recognized amounts of identifiable assets acquired and liabilities assumed:
Tangible assets (a)	23
Intangible assets (b)	19
Liabilities (c)	(31)
Liabilities arising from contingencies (d)	(6)

Goodwill	$20

(a)	Includes $13 million of trade receivables and similar amounts due from customers and indemnification assets related to the contingent liabilities.

(b)	Includes developed technology of $10 million and customer relationships of $7 million. These intangible assets are amortized over their estimated useful lives up to 20 years.

(c)	Reflects BIE, accounts payable and other accrued liabilities (current) of $17 million and non-current liabilities of $14 million.

(d)	Fair value reflects our best estimate of certain contingencies pending final evaluation or resolution of the matters.

As a result of this acquisition, $10 million of revenues and $4 million of gross profit was included in our condensed consolidated statements of operations for the quarter ended March 31, 2016.

In February 2016, we executed agreements to establish a new joint venture within our GS business segment. See Note 8 to our condensed consolidated financial statements for information related to the establishment of this new joint venture.

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

The components of our cash and equivalents balance are as follows:

	March 31, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$143	$258	$401
Short-term investments (c)	286	81	367
Cash and equivalents held in joint ventures	52	4	56
Total	$481	$343	$824

	December 31, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$177	$253	$430
Short-term investments (c)	293	107	400
Cash and equivalents held in joint ventures	49	4	53
Total	$519	$364	$883

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	March 31, 2016
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$61	$61
Engineering & Construction	58	358	416
Government Services	2	76	78
Other	—	—	—
Subtotal	60	495	555
Non-strategic Business	9	19	28
Total	$69	$514	$583

	December 31, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$70	$70
Engineering & Construction	51	402	453
Government Services	2	75	77
Other	—	2	2
Subtotal	53	549	602
Non-strategic Business	9	17	26
Total	$62	$566	$628

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2016	2015
Technology & Consulting	$42	$42
Engineering & Construction	103	114
Government Services	77	68
Subtotal	222	224
Non-strategic Business	—	—
Total	$222	$224

Our BIE balances by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2016	2015
Technology & Consulting	$77	$72
Engineering & Construction	300	307
Government Services	56	69
Subtotal	433	448
Non-strategic Business	38	61
Total	$471	$509

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2016	2015
Amounts included in project estimates-at-completion at January 1,	$46	$31
Changes in estimates-at-completion	10	11
Approved change orders	(26)	(3)
Amounts included in project estimates-at-completion at March 31,	$30	$39

Amounts recorded in revenues on a percentage-of-completion basis at March 31,	$25	$37

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims on a percentage-of-completion basis was $51 million as of March 31, 2016 and $77 million as of March 31, 2015 on a project in our E&C business segment.

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

It is possible that liquidated damages related to several projects totaling $7 million at March 31, 2016 and $6 million at December 31, 2015 could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance, we have concluded these liquidated damages are not probable and therefore, they have not been recognized.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	March 31,	December 31,
Dollars in millions	2016	2015
Engineering & Construction	$401	$400
Government Services	131	126
Total	$532	$526

Our E&C business segment's claims and accounts receivable includes $401 million related to our EPC 1 arbitration. See Note 13 to our condensed consolidated financial statements under PEMEX and PEP Arbitration for further discussion.

Our GS business segment's claims and accounts receivable reflects claims filed with the U.S. government related to payments not yet received for cost incurred under various U.S. government contracts. These claims relate to de-obligated funding on certain task orders that are subject to the Form 1s discussed in Note 12 of our condensed consolidated financial statements. In addition, the claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 7. Restructuring

In connection with our 2014 long-term strategic reorganization, we announced that we would reduce our workforce beginning December 2014. There were additional work force reductions in 2015 and 2016 to support current business levels. The employees affected by these reductions are eligible for separation benefits upon their termination and the dates have occurred or are expected to occur through 2016. The table below provides details of one-time charges associated with employee terminations based on the fair value of the termination benefits. These amounts are included in "other current liabilities" on our condensed consolidated balance sheets.

Dollars in millions	Severance Accrual
Balance at December 31, 2015	$19
Charges	5
Payments	(7)
Balance at March 31, 2016	$17

Balance at December 31, 2014	$21
Charges	1
Payments	(8)
Balance at March 31, 2015	$14

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporations, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are also VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	March 31,	December 31,
Dollars in millions	2016	2015
Beginning balance	$281	$151
Equity in earnings of unconsolidated affiliates	29	149
Distribution of earnings of unconsolidated affiliates (b)	(20)	(92)
Advances	8	(10)
Investments (a)	—	80
Foreign currency translation adjustments	2	(9)
Other	—	1
Balance before reclassification	$300	$270
Reclassification of excess distributions (b)	6	16
Recognition of excess distributions (b)	(3)	(5)
Ending balance	$303	$281

(a)
In 2015, investments included a $58 million investment in the Brown & Root Industrial Services joint venture and a $24 million investment in EPIC Piping, and the disposition of a joint venture included in the sale of the Building Group.

(b)
We receive cash dividends in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We record the excess dividend amount as "deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognize these dividends as earnings are generated by the investment.

Equity Method Investments

New Investments

U.K. Military Flying Training System ("UKMFTS") project. In February 2016, Affinity Flying Training Services Ltd. ("Affinity"), a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provides procurement, operations and management support services under subcontracts with Affinity. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities.  We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through sponsor provided equity, subordinated debt and non-recourse third party commercial bank debt.  During the first quarter ended March 31, 2016, under the terms of the subordinated debt agreement between the partners and Affinity, we advanced our proportionate share or $14 million to meet initial working capital needs of the venture. We expect repayment on the advance and the associated interest over the term of the project. The amount is included in the "equity in and advances" balance on our condensed consolidated balance sheets as of March 31, 2016 and in "payments from (advances to) unconsolidated affiliates, net" in our condensed consolidated statement of cash flows for the three months ended March 31, 2016.

Unconsolidated Variable Interest Entities

Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture reduced for any unearned revenues on the projects. On the Affinity joint venture, our maximum exposure to loss is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table below, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys liquefied natural gas ("LNG") project joint venture executes a project that has a lump sum component; in addition to the maximum exposure to loss indicated in the table below, we have an exposure to losses to the extent of our ownership percentage in the joint venture if the project exceeds the lump sum component. Our maximum exposure to loss on the EBIC Ammonia plant reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant. We continue to monitor our investment in this joint venture as the profitability of its operations has been impacted by the challenges related to the availability of natural gas feedstock in Egypt.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balances sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	March 31, 2016
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Affinity project	$19	$3	$19
Aspire Defence project	$16	$124	$16
Ichthys LNG project	$94	$69	$94
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$36	$2	$22

	December 31, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$121	$17
Ichthys LNG project	$87	$63	$87
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$36	$2	$22

Related Party Transactions

We often provide engineering, construction management and other services as a subcontractor to the joint ventures in which we participate. The amounts included in our revenues represent revenues from services we provide directly to the joint ventures. For the three months ended March 31, 2016 and 2015, our revenues included $99 million and $73 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment. Under the terms of our transition services agreement ("TSA") with Brown & Root Industrial Services joint venture, we collected cash from customers and made payments to vendors and employees on behalf of the joint venture. For the three months ended March 31, 2016 we incurred approximately $4 million of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
Dollars in millions	2016	2015
Accounts receivable, net of allowance for doubtful accounts (a)	$24	$7
Costs and estimated earnings in excess of billings on uncompleted contracts	$6	$5
Billings in excess of costs and estimated earnings on uncompleted contracts	$61	$55
Accounts payable (b)	$—	$9

(a)	Includes a $9 million receivable from the Brown & Root Industrial Services joint venture at March 31, 2016.

(b)	Reflects a $9 million payable to the Brown & Root Industrial Services joint venture at December 31, 2015.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2016
	Total assets	Total liabilities
Gorgon LNG project	$46	$80
Escravos Gas-to-Liquids project	$16	$33
Fasttrax Limited project	$72	$69

Dollars in millions	December 31, 2015
	Total assets	Total liabilities
Gorgon LNG project	$117	$145
Escravos Gas-to-Liquids project	$16	$33
Fasttrax Limited project	$74	$70

Note 9. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	1	17	1	19
Expected return on plan assets	(1)	(23)	(1)	(24)
Recognized actuarial loss	—	7	1	13
Net periodic benefit cost	$—	$1	$1	$8

For the three months ended March 31, 2016, we have contributed approximately $10 million of the $41 million we expect to contribute to our international plans in 2016.

Note 10. Debt and Other Credit Facilities

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

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate ("LIBOR") plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of March 31, 2016, there were $119 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. As of March 31, 2016, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 13 to our condensed consolidated financial statements). As of March 31, 2016, the remaining availability under the Distribution Cap was approximately $686 million.

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

Note 11. Income Taxes

The effective tax rate was approximately 25% and 27% for the three months ended March 31, 2016 and 2015, respectively.

Our estimated annual rate for 2016 is 25%, which is lower than the U.S. statutory rate of 35% due to lower tax rates related to noncontrolling interests and equity in earnings of unconsolidated affiliates of approximately 9%. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2016 earnings are generated.

There were no changes in our repatriation strategy during the three months ended March 31, 2016.

The valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015 was $542 million, respectively. There was no change in the valuation allowance in the three months ended March 31, 2016 and a $1 million increase in the valuation allowance for the three months ended March 31, 2015. The valuation allowance is primarily related to foreign tax credit carryforwards, foreign and state net operating loss carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized.

The reserve for uncertain tax positions included in "other liabilities" and "deferred income taxes" on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 was $258 million and $257 million, respectively. The net increase (decrease) in the uncertain tax position for the three months ended March 31, 2016 and 2015 was $1 million and $(1) million, respectively.

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

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV and other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2017. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government which need to be resolved in order to close the contracts. The closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving results from U.S. government audits. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them. We believe the amounts we have invoiced the U.S. government are in compliance with our contract terms; however, we continue to evaluate our ability to recover these amounts as new information becomes known. There were no material changes to the amounts reported in the 2015 Annual Report on Form 10-K for the period ended March 31, 2016.

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

As of March 31, 2016, we have completed the negotiation of both direct and indirect incurred costs for the years of significant performance under LogCAP III (2003-2011). The DCAA has commenced its review of the incurred costs for 2012, and is scheduling its reviews for the years 2013 and beyond. The direct claimed cost for these years still to be reviewed was $1 billion, which is significantly less than prior periods. The indirect costs invoiced for these years amounts to $78 million.

Historically, we have recovered 99.9% of the direct and indirect costs we have claimed for reimbursement from the U.S. government. As a result, for the open audit years we have accrued our estimate of disallowed costs based on our historical recovery rate as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheets. Based on the information received to date, we do not believe the ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

As a result of the Form 1s, open audits and claims discussed above, we have accrued a reserve for unallowable costs at March 31, 2016 and December 31, 2015 of $48 million and $50 million, respectively, as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheet.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the False Claims Act ("FCA"), which prohibits in general terms fraudulent billings to the government. Suits brought by private individuals are called "qui tams."

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

The remaining $26 million owed to FKTC under contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see Department of Justice ("DOJ") False Claims Act complaint - FKTC Containers below).

We believe any cost or damages ultimately awarded to FKTC will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier at the Radwaniyah Palace Complex near Baghdad, Iraq. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. After extensive motion practice and appeals, the case is back before the U.S. District Court for the Western District of Pennsylvania for further action. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of March 31, 2016, no amounts have been accrued.

We believe the costs of litigation and any damages which might be awarded are either covered by insurance or will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness.

Burn Pit litigation. From November 2008 through current, KBR was served with in excess of 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. After extensive motion practice and appeals the cases are now back before the District Court in Baltimore, Maryland for further action in conformity with the Fourth Circuit's ruling on appeal. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2016, no amounts have been accrued.

We believe any costs of litigation and any damages which might be awarded will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003. The majority of the cases were re-filed and consolidated into two cases, before the U.S. District Court for the Southern District of Texas and the U.S. District Court for the District of Oregon. The Oregon case was dismissed on appeal and consolidated with the case pending in the Southern District of Texas. The Texas case was then dismissed by the Court on the merits on multiple grounds including the conclusion that no one was injured and is now on appeal to the Fifth Circuit. The plaintiffs are claiming unspecified damages.

The costs of litigation and any damages which might be awarded are billable under the Restore Iraqi Oil ("RIO") contract and the related indemnity agreement described below. As with all costs that are billed under RIO, these costs would be subject to audit by the DCAA for reasonableness. At this time, we believe that the likelihood we would incur a loss related to this matter is remote.

COFC/ASBCA Claims. During the period of time since the first sodium dichromate litigation was filed, we have incurred legal defense costs that we believe are reimbursable under the related U.S. government contract. We have billed for these costs and filed claims to recover the associated costs incurred to date. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804.

After some procedural challenges, KBR’s claims for payment were filed before the ASBCA. On December 23, 2014, we filed a Motion for Partial Summary Judgment asking the ASBCA to find that the sodium dichromate related incidents and litigation are within the definition of the "unusually hazardous risks" language in the 85-804 indemnity agreement. We subsequently filed a motion for summary judgment asking the ASBCA to find that the $30 million in legal fees incurred and expensed to the date of the motion are reasonable and payable by the government to KBR pursuant to the indemnity agreement. On August 17, 2015, the ASBCA issued an order holding that KBR is entitled to reimbursement of the sodium dichromate legal fees and any resulting judgments pursuant to the 85-804 indemnity agreement. The U.S. government has withdrawn its appeal of the ASBCA’s ruling and we are in discussions regarding payment of the $30 million legal fees incurred at the time of the claim, the $4 million incurred subsequent to the claim and for future costs to be incurred defending ourselves on this matter. All legal fees incurred to date have been expensed.

Qui tams. On the active qui tams of which we are aware, the U.S. government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of March 31, 2016, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the federal regulations. As of March 31, 2016, we have incurred and expensed $11 million in legal costs to date in defending ourselves in qui tams. Five of the remaining qui tam cases either have been dismissed, are on appeal from a dismissal or are at the dismissal stage. There are two active cases as discussed below.

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

Early phases of this case focused on discovery issues and we successfully sought review and reversal of two trial court's opinion on KBR's attorney client and work product privileges. After the second reversal, KBR was notified that the case has been transferred to a new District Court Judge who is now considering KBR's motion for summary judgment. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of March 31, 2016 we have not accrued any loss provisions related to this matter.

Howard qui tam. On March 27, 2011, Geoffrey Howard filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. On October 7, 2014 the Department of Justice declined to intervene and the case was partially unsealed. We believe the claims lack merit and we answered and filed a motion to dismiss which was denied on October 15, 2015. The case is starting discovery. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of March 31, 2016 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs, that KBR did not verify the costs, that FKTC had contractually assumed the risk for the costs which KBR submitted to the U.S. government, that KBR concealed information about FKTC's costs from the U.S. government, that KBR claimed that an adequate price analysis had been done when in fact one had not been done and that KBR submitted false claims for reimbursement to the U.S. government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. We expect discovery to be substantially completed in 2016. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2016, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the U.S. government opposed. On April 22, 2014, we filed our answer and in May 2014 the U.S. government filed a Motion to Strike certain affirmative defenses and this motion was granted on March 30, 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of March 31, 2016, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case will likely run well into 2016.

Note 13. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, seek class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our current and former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. The case is currently pending in the U.S. District Court for the Southern District of Texas, Master File No. 14-cv-01287. We filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants and the motion was denied on September 3, 2015. We intend to continue to vigorously defend against these claims. Discovery in the case has begun and is expected to continue in 2016. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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
Stella Dupree and Donald Taylor v. KBR, Inc., was filed by shareholders of the Company on May 12, 2015 in Delaware Chancery Court seeking the right to inspect and make copies of certain books and records of the Company under §220 of Delaware General Corporation Law relating primarily to the restatement of our 2013 annual financial statements. The remaining plaintiff voluntarily dismissed this case on February 26, 2016 following receipt of a limited set of documents from the Company. This matter is now resolved.
We have also received requests for information and a subpoena for documents from the Securities Exchange Commission ("SEC") regarding the restatement of our 2013 annual financial statements. We have been and intend to continue cooperating with the SEC.

PEMEX and PEP Arbitration

In 1997, Commisa, a subsidiary of KBR, Inc., entered into a contract with PEP, a subsidiary of PEMEX, the Mexican national oil company, to build offshore platforms and treatment and re-injection facilities in the Bay of Campeche, offshore Mexico. The project, known as EPC 1, encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes.

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

Consistent with our treatment of probable claim recoveries, we have recorded $401 million of the ICC arbitration award, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets. PEP has posted $465 million in cash collateral in the U.S. under the control of the Federal District Court in New York. In addition we have taken action to attach assets in Luxembourg as additional protection to collect on the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of March 31, 2016, we continue to classify the amount recorded for financial reporting purposes due from PEP as long term.

Other Matters

Recently, there have been news reports related to Unaoil, a Monaco based company, and activities Unaoil may have engaged in related to international projects involving several global companies, including KBR. It has also been reported that the U.S. DOJ is conducting an investigation of Unaoil related to the information reported in these news articles. The DOJ has contacted the Company in connection with that investigation and the Company is cooperating with its requests for information.

Note 14. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	6	6	—	—	—	—
Tax benefit increase related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1	(1)	—	2	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Net income	45	—	42	—	—	3
Other comprehensive income (loss), net of tax	22	—	—	—	23	(1)
Balance at March 31, 2016	$1,108	$2,076	$626	$(769)	$(808)	$(17)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(16)	—	—	(16)	—	—
Issuance of ESPP shares	1	(1)	—	2	—	—
Distributions to noncontrolling interests	(7)	—	—	—	—	(7)
Net income	51	—	44	—	—	7
Other comprehensive income, net of tax	(46)	—	—	—	(46)	—
Balance at March 31, 2015	$872	$2,056	$471	$(726)	$(922)	$(7)

Accumulated other comprehensive loss, net of tax

	March 31,
Dollars in millions	2016	2015
Accumulated foreign currency translation adjustments, net of tax of $3 and $3	$(252)	$(261)
Pension and post-retirement benefits, net of tax of $207 and $230	(554)	(658)
Fair value of derivatives, net of tax of $0 and $0	(2)	(3)
Total accumulated other comprehensive loss	$(808)	$(922)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	17	—	—	17
Amounts reclassified from accumulated other comprehensive income	—	6	—	6
Balance at March 31, 2016	$(252)	$(554)	$(2)	$(808)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(58)	—	—	(58)
Amounts reclassified from accumulated other comprehensive income	—	12	—	12
Balance at March 31, 2015	$(261)	$(658)	$(3)	$(922)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2016	2015	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(7)	$(14)	See (a) below
Tax benefit	1	2	Provision for income taxes
Net pension and post-retirement benefits	$(6)	$(12)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 9 to our condensed consolidated financial statements for further discussion.

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended March 31, 2016
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—
Repurchases under the existing share maintenance programs	—	—	—
Withheld to cover shares	118,036	13.81	2
Total	118,036	$13.81	$2

	Three Months Ended March 31, 2015
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	604,032	$15.14	$9
Repurchases under the existing share maintenance programs	359,382	15.49	5
Withheld to cover shares	108,276	16.34	2
Total	1,071,690	$15.38	$16

Note 16. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2016	2015
Basic weighted average common shares outstanding	142	145
Stock options and restricted shares	—	—
Diluted weighted average common shares outstanding	142	145

For purposes of applying the two-class method in computing income per share, there were $0.3 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended March 31, 2016, and $0.3 million for the three months ended March 31, 2015. The diluted income per share calculation did not include 3.3 million and 3.5 million antidilutive weighted average shares for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

As of March 31, 2016, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $88 million, all of which had durations of 8 days or less. We also had approximately $21 million (notional value) of foreign currency hedges which had durations of approximately 21 months or less.

The fair value of our balance sheet and cash flow hedges included in "other current assets" and "other current liabilities" on our condensed consolidated balance sheets was immaterial at March 31, 2016 and December 31, 2015, respectively. These fair values of our derivatives are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.
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

	March 31,	December 31,
Gains (losses) dollars in millions	2016	2015
Balance sheet hedges - fair value	$(2)	$(40)
Balance sheet position - remeasurement	6	50
Net	$4	$10

Note 18. Recent Accounting Pronouncements

On March 31, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify several aspects of the accounting for share-based payment transactions including (a) the income tax consequences (b) classification of awards as either equity or liabilities and (c) classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The application of the amendments requires various transition methods depending on the specific item. We are currently in the process of assessing the impact of this ASU on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. We are currently in the process of assessing the impact of this ASU on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. Subsequent amendments have been issued as follows:

On August 12, 2015, the FASB issued ASU No. 2015-14 which approved a one year deferral of the effective date of this standard. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The revised effective date for the ASU is January 1, 2018, and can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

On March 17, 2016, the FASB issued ASU No. 2016-08 to amend and clarify the principal versus agent considerations under the new revenue recognition standard. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition.

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. The amendments improve the guidance for determining whether the promised goods or services are separately identifiable and also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time).

We intend to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on our financial statements. We have not yet determined the effect of the adoption on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2015 Annual Report on Form 10-K.

Overview

Our business is organized into three core and two non-core business segments as follows:

Core business segments

•	Technology & Consulting ("T&C")

•	Engineering & Construction ("E&C")

•	Government Services ("GS")

Non-core business segments

•	Non-strategic Business

•	Other

Each business segment excluding “Other” reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM"). See additional information on our business segments in Note 2 to our condensed consolidated financial statements.

Business Environment

Our portfolio includes process technologies, energy project technical consulting, engineering, program management, construction, asset life cycle solutions and other related services. We provide these services to a wide range of customers across the hydrocarbons value chain and to various international and United States ("U.S.") governmental agencies. The demand for our services depends on the level of capital and operating expenditures of our customers, which is often considered against prevailing market conditions and the availability of resources to support and fund projects. The significant decline in commodity prices has resulted in some of our oil and gas customers taking steps to defer, suspend or terminate capital expenditures.

Upstream oil projects have experienced the largest reductions in capital expenditures, as the effect of declining oil prices has been more pronounced in this sector. We continue to see other opportunities in the hydrocarbons market, including midstream gas projects such as liquefied natural gas ("LNG") to satisfy future demand, and across the downstream sector, which will benefit from low feedstock prices. We believe that success in gas monetization, specifically LNG, is driven by the fundamental economic profile of each individual project and requires the same focus in the selection of sustainable solutions. To deliver positive outcomes in these areas we collaborate with our customers using integrated teams, from project conceptualization and technical solutions selection through project award and implementation.

The current environment of low feedstock and energy prices has created strong downstream infrastructure investment in the U.S. Continued investment in the U.S. downstream market is expected to be supported, under the current market conditions, by international demand for petrochemicals and byproducts, derived from low natural gas prices. We expect investors to continue to reevaluate international downstream infrastructure investments for opportunities in the U.S. that offer low feedstock (i.e. natural gas) for their projects.

We expect continued opportunities within our global GS business as we drive higher value and lower cost solutions to support governments’ increasing training needs, operation, maintenance and sustainment requirements. International tensions are also likely to contribute to increased demand for our international military support services.

We believe KBR has a balanced portfolio of upstream, midstream and downstream solutions as well as recurring government services outsourcing opportunities, which together provide us with less exposure to the oil price declines than some of our peers.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Overview of Financial Results

For the first quarter of 2016, we continued our progression towards achieving the company’s 2016 strategic objectives as laid out at the company's analyst and investor day on December 11, 2014, including $200 million in annualized savings split between corporate general and administrative expenses and overhead within each of the business segments. We generated revenues of $996 million and net income attributable to KBR of $42 million. Highlights in the quarter include increasing our identified and actioned savings to $180 million across the company, ongoing successful execution of two major LNG projects in Australia, securing a major contract award with a joint venture partner in support of the United Kingdom ("U.K.") Ministry of Defence’s (“MoD”) Military Flying Training Systems program, finalization of our acquisition of three leading technology companies from Chematur Technologies AB, a subsidiary of Connell Chemical Industry LLC, and the successful completion of a large change order on a project in the Middle East.

Our E&C business segment, where our focus is large engineering, procurement and construction ("EPC") projects, including offshore oil and gas; onshore oil and gas; LNG and gas-to-liquids; refining; petrochemical; chemicals; and industrial services, generated revenues of $606 million and gross profits plus equity in earnings of $47 million. We continue to successfully execute two major LNG projects in Australia. One of the major LNG projects is nearing completion and we have initiated close-out activities on this project. Our E&C business was negatively impacted by a net $4 million charge related to an increase in estimated costs to complete an EPC ammonia project in the U.S., partially offset by a favorable settlement of certain claims on another EPC project in the portfolio. While the global hydrocarbons market remains difficult for this business segment, we continue to pursue opportunities in our target markets, including expanding our Brown & Root Industrial Services model globally through additional strategic joint ventures with partners who can contribute local expertise in a given geographic location.

Our GS business segment, where we focus on long term service contracts with annuity streams particularly for the governments of the U.K., Australia and U.S., generated revenues of $210 million and gross profits plus equity in earnings of $32 million. Gross profits plus equity in earnings increased by $22 million compared to $10 million in 2015. The improved results were driven by successful completion of a change order on a project in the Middle East and growth on LogCAP IV and other international operating base contracts in support of the U.S. military. We have secured with our joint venture partner a £500 million contract to support the U.K. MoD Military Flying Training Systems program and are well positioned for a second large-scale contract with the U.K. MoD. This segment of our business continues to be adversely impacted by legal fees associated with LogCAP III and Restore Iraqi Oil (“RIO”) legacy projects executed during the Iraq wars. However, we continue to make ongoing progress towards resolving the legal issues and recovering legal costs associated with these legacy projects.

Our T&C business segment generated revenues of $97 million and gross profits of $17 million for the first quarter of 2016 compared to revenues of $72 million and gross profits of $19 million in the first quarter of 2015. Sales of proprietary equipment were especially strong in the quarter which contributed to the increased revenues and adversely impacted margins. During the quarter, we acquired three leading technology companies from Chematur Technologies AB, a subsidiary of Connell Chemical Industry Co., Ltd. This acquisition will expand our technology portfolio and increase the growth opportunities for this segment. Integration of these companies into KBR is expected to be completed in the third quarter of 2016.

The information below is an analysis of our consolidated results for the three months ended March 31, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Revenues	$996	$1,436	$(440)	(31)%

The decrease in consolidated revenues primarily resulted from the deconsolidation of our Industrial Services Americas business in the third quarter of 2015, which is now part of our Brown & Root Industrial Services joint venture, and reduced activity on one of the major LNG projects in Australia within our E&C business segment. The sale of the Building Group in the second quarter of 2015 and the completion of two power projects within our Non-strategic Business segment also drove revenues lower. This decrease was partially offset by the expansion of existing contracts within our GS business segment as well as the impact of new acquisitions and increased proprietary equipment sales within our T&C business segment.

Gross Profit	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gross profit	$68	$70	$(2)	(3)%

The decrease in consolidated gross profit was primarily due to reduced activity on one of our major LNG projects in Australia and the deconsolidation of our Industrial Services Americas business in the third quarter of 2015 within our E&C business segment. The decrease was partially offset by the impact of the revenue drivers in our GS and T&C business segments discussed above.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Equity in earnings of unconsolidated affiliates	$29	$35	$(6)	(17)%

The decrease in equity in earnings of unconsolidated affiliates was due to the substantial completion of construction activities on a joint venture project within our GS business segment as well as decreased progress on an LNG project joint venture in Australia within our E&C business segment partially offset by increased earnings on our offshore maintenance joint venture in Mexico also in our E&C business segment.

General and Administrative Expenses	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
General and administrative expenses	$(34)	$(39)	$(5)	(13)%

The decrease in general and administrative expenses was primarily due to reduced overhead costs resulting from headcount reductions and other cost savings initiatives. General and administrative expenses in the first quarter of 2016 and 2015 included $22 million and $28 million, respectively, related to corporate activities and $12 million and $11 million, respectively, related to the business segments.

Gain on Disposition of Assets	Three Months Ended March 31,
			2015 vs. 2014
Dollars in millions	2016	2015	$	%
Gain on disposition of assets	$4	$—	$4	100%

The gain on disposition of assets primarily reflects working capital adjustments associated with the sale of our Infrastructure Americas business within our Non-strategic Business segment.

Non-operating Income (expense)	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Non-operating income (expense)	$(5)	$6	$(11)	(183)%

Non-operating income (expense) includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. This decrease was primarily due to unfavorable changes in foreign exchange rates in the first quarter of 2016.

Provision for Income Taxes	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Income before income taxes and noncontrolling interests	$60	$70	$(10)	(14)%
Provision for income taxes	$(15)	$(19)	$(4)	(21)%

Our provision for income taxes for the first quarter of 2016 reflects a 25% tax rate. The 2016 provision for income taxes is lower than the 2015 period provision primarily due to lower income before provision for income taxes. See Note 11 to our condensed consolidated financial statements for an explanation of our effective tax rates for the first quarter of 2016.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Net income attributable to noncontrolling interests	$(3)	$(7)	$(4)	(57)%

The decrease in net income attributable to noncontrolling interests was primarily due to reduced joint venture earnings resulting from the substantial completion of one of the major LNG projects in Australia in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended March 31,
Dollars in millions	2016	2015
Revenues
Technology & Consulting	$97	$72
Engineering & Construction	606	977
Government Services	210	155
Other	—	—
Subtotal	913	1,204
Non-strategic Business	83	232
Total	$996	$1,436

Gross profit (loss)
Technology & Consulting	$17	$19
Engineering & Construction	29	55
Government Services	21	(4)
Other	—	—
Subtotal	67	70
Non-strategic Business	1	—
Total	$68	$70

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	18	21
Government Services	11	14
Other	—	—
Subtotal	29	35
Non-strategic Business	—	—
Total	$29	$35

Total general and administrative expenses	$(34)	$(39)

Asset impairment and restructuring charges	$(2)	$(2)

Gain on disposition of assets	$4	$—

Total operating income	$65	$64

Technology & Consulting

T&C revenues increased by $25 million, or 35%, to $97 million in the first quarter of 2016 compared to $72 million in the first quarter of 2015 due to an increase in proprietary equipment sales and $10 million in revenue related to the acquisition of three technology companies in the first quarter of 2016. The increase was partially offset by a reduction in awards of new consulting contracts from upstream oil projects.

T&C gross profit decreased by $2 million, or 11%, to $17 million in the first quarter of 2016 compared to $19 million in the first quarter of 2015. The decrease was due to a reduction in new consulting project awards partially offset by the impact of the technology acquisitions discussed above.

Engineering & Construction

E&C revenue decreased by $371 million, or 38%, to $606 million in the first quarter of 2016 compared to $977 million in the first quarter of 2015. This decrease was primarily due to the elimination of revenues resulting from the sale and resultant deconsolidation of our Industrial Services Americas business during the third quarter of 2015 and reduced activity on several projects including one of the major LNG projects in Australia.  This was partially offset by the impact of new activity or progress on projects in North America and Europe.

E&C gross profit decreased by $26 million, or 47%, to $29 million in the first quarter of 2016 compared to $55 million in the first quarter of 2015. This decrease was primarily due to the deconsolidation and reduced activity discussed above as well as losses on a petrochemical project in the U.S. This was offset by a favorable settlement of certain claims on an LNG project in Africa.

E&C equity in earnings of unconsolidated affiliates decreased by $3 million, or 14%, to $18 million in the first quarter of 2016 compared to $21 million in the first quarter of 2015. This decrease was primarily due to lower earnings on an LNG project joint venture in Australia offset by improved vessel utilization on our offshore maintenance joint venture in Mexico as well as increased earnings from our ammonia plant joint venture in Egypt due to the renewed availability of natural gas feedstock.

Government Services

GS revenues increased by $55 million, or 35%, to $210 million in the first quarter of 2016 compared to $155 million in the first quarter of 2015. This increase was primarily driven by the expansion of existing U.S. government contracts and the approval of a change order on a road construction project in the Middle East in the first quarter of 2016.

GS gross profit increased by $25 million, or 625%, to $21 million in the first quarter of 2016 compared to a gross loss of $4 million in the first quarter of 2015. The increase in gross profit was attributable to the approved change order and expansion of U.S. government contracts discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $3 million, or 21%, to $11 million in the first quarter of 2016 compared to $14 million in the first quarter of 2015 primarily due to the impact of increased equity earnings from of a U.K. MoD construction project in the first quarter of 2015 that was nearing completion in early 2016.

Non-strategic Business

Non-strategic Business revenue decreased by $149 million, or 64%, to $83 million in the first quarter of 2016 compared to $232 million in the first quarter of 2015. This decrease was due to the elimination of revenues resulting from the sale of the Building Group and the Infrastructure Americas business in the second and fourth quarters of 2015, respectively, as well as the completion of two power projects and North American construction projects during 2015.

Non-strategic Business gross profit increased by $1 million to a profit of $1 million in the first quarter of 2016 compared to less than $1 million in the first quarter of 2015. This increase was primarily due to net reductions in costs and successful completion of change orders on two power projects.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite and clients can terminate for convenience at any time without having to compensate us for periods beyond the date of termination, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services of each project in backlog. For long term contracts associated with the U.K. government's privately financed initiatives or projects ("PFIs") where the client is obligated to pay us certain amounts spanning periods beyond five years even if the client terminates the contracts for convenience, the estimated value of all work forecast to be performed under the PFI contracts is included in backlog.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $8.5 billion at March 31, 2016 and December 31, 2015. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $215 million at March 31, 2016 and $285 million at December 31, 2015.

The following table summarized our backlog by business segment:

	December 31,			Net Workoff (b)	March 31,
Dollars in millions	2015	New Awards	Other (a)		2016
Technology & Consulting	$430	$42	$19	$(97)	$394
Engineering & Construction	5,148	85	(53)	(623)	4,557
Government Services	6,516	665	(56)	(222)	6,903
Subtotal	12,094	792	(90)	(942)	11,854
Non-strategic Business	239	—	9	(83)	165
Total backlog	$12,333	$792	$(81)	$(1,025)	$12,019

(a)
These amounts include adjustments for (i) changes in scope, (ii) effects of changes in foreign exchange rates and (iii) elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures.

(b)	These amounts include the workoff of our projects as well as our proportionate share of the workoff of our unconsolidated joint ventures' projects.

We estimate that as of March 31, 2016, 39% of our backlog will be executed within one year. As of March 31, 2016, 23% of our backlog was attributable to fixed-price contracts, 49% was attributable to PFIs, and 28% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 8 to our condensed consolidated financial statements for more information.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 12 and 13 to our condensed consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 2.

Liquidity and Capital Resources

Cash and equivalents totaled $824 million at March 31, 2016 and $883 million at December 31, 2015 and consisted of the following:

	March 31,	December 31,
Dollars in millions	2016	2015
Domestic U.S. cash	$339	$360
International cash	429	470
Joint venture cash	56	53
Total	$824	$883

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

As of March 31, 2016, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash flows activities summary
	Three Months Ended March 31,
Dollars in millions	2016	2015
Cash flows used in operating activities	$(21)	$(108)
Cash flows used in investing activities	(25)	(1)
Cash flows used in financing activities	(18)	(75)
Effect of exchange rate changes on cash	5	(28)
Decrease in cash and equivalents	$(59)	$(212)

Operating activities. Cash used in operations totaled $21 million in the first three months in 2016 and resulted from changes in our working capital accounts, the use of $16 million to fund loss projects, an advance of $14 million to meet initial working capital needs of a new joint venture in our GS business segment and contributions of $10 million to our pension funds. These uses of cash were partially offset by distributions of earnings received from our unconsolidated affiliates of $20 million.

Cash used in operations totaled $108 million in the first three months in 2015 and was primarily attributable to fluctuations in our working capital accounts, funding of loss projects of $37 million and distributions of earnings received from our unconsolidated affiliates of $37 million. In addition, we used $36 million for the net settlement of derivative contracts and contributed approximately $11 million to our pension funds.

Investing activities. Cash used in investing activities totaled $25 million in the first three months in 2016 and was primarily due to the $22 million used in the acquisition of the three technology companies in our T&C business segment.

Cash used in investing activities totaled $1 million in the first three months in 2015 and was primarily due to purchases of equipment associated with information technology projects.

Financing activities. Cash used in financing activities totaled $18 million in the first three months in 2016 and included $11 million for dividend payments to common shareholders, $6 million for distributions to noncontrolling interests and $2 million for the purchase of treasury stock.

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

Other factors potentially affecting liquidity

Power project losses. Our reserve for estimated losses on uncompleted contracts of $44 million included in "other current liabilities" on our condensed consolidated balance sheets at March 31, 2016 includes $33 million primarily related to a power project. These accrued losses will result in future cash expenditures in excess of customer receipts. Based on current contracts and work authorizations, we anticipate completion of this power project in 2017. See Note 2 to our condensed consolidated financial statements for more information related to changes in estimates.

Credit Agreement

Information relating to our credit agreement is described in Note 10 to our condensed consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 2.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 10 to our condensed consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of March 31, 2016, we have utilized $568 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $119 million issued under our Credit Agreement and $449 million issued under uncommitted bank lines as of March 31, 2016. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $244 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is offset by remeasurement of the underlying assets and liabilities. See Note 17 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 12 and 13 to our condensed consolidated financial statements in Part I, Item 1 of this quarterly report, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2015. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2015. Our updated risk factors are included below.

Risks Related to Operations of our Business

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 13% of our total consolidated revenues for the three months ended March 31, 2016. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2016.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 29, 2016	3,565	$16.05	—	$208,030,228
February 1 – 29, 2016	55,856	$12.50	—	$208,030,228
March 1 – 31, 2016	58,615	$14.92	—	$208,030,228

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. Total shares acquired from employees during the three months ended of March 31, 2016 was 118,036 shares at an average price of $13.81 per share.

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

*10.1+	Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Dated: April 29, 2016