Form 10-Q
period 2016-06-30
KBR, INC.
filed 2016-07-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

As of July 12, 2016, there were 142,475,499 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially, include the risks and uncertainties disclosed in our 2015 Annual Report on Form 10-K contained in Part I under "Risk Factors" and in this Form 10-Q in Part II under "Risk Factors."

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$1,009	$1,381	$2,005	$2,817
Cost of revenues	(935)	(1,307)	(1,863)	(2,673)
Gross profit	74	74	142	144
Equity in earnings of unconsolidated affiliates	33	53	62	88
General and administrative expenses	(34)	(42)	(68)	(81)
Asset impairment and restructuring charges	(12)	(17)	(14)	(19)
Gain on disposition of assets	2	28	6	28
Operating income	63	96	128	160
Other non-operating income (expense)	7	(5)	2	1
Income before income taxes and noncontrolling interests	70	91	130	161
Provision for income taxes	(23)	(23)	(38)	(42)
Net income	47	68	92	119
Net income attributable to noncontrolling interests	—	(6)	(3)	(13)
Net income attributable to KBR	$47	$62	$89	$106
Net income attributable to KBR per share:
Basic	$0.32	$0.43	$0.62	$0.73
Diluted	$0.32	$0.43	$0.62	$0.73
Basic weighted average common shares outstanding	142	144	142	144
Diluted weighted average common shares outstanding	142	144	142	144
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$47	$68	$92	$119
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(5)	(3)	11	(61)
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustments, net of taxes of $(3), $1, $(1) and $1	(5)	(3)	11	(61)
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—	—	—
Reclassification adjustment included in net income	6	10	12	22
Pension and post-retirement benefits, net of taxes of $(1), $(2), $(3) and $(4)	6	10	12	22
Other comprehensive income (loss), net of tax	1	7	23	(39)
Comprehensive income	48	75	115	80
Less: Comprehensive income attributable to noncontrolling interests	(1)	(7)	(3)	(14)
Comprehensive income attributable to KBR	$47	$68	$112	$66
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$804	$883
Accounts receivable, net of allowance for doubtful accounts of $14 and $17	618	628
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	252	224
Other current assets	127	109
Total current assets	1,801	1,844
Claims and accounts receivable	532	526
Property, plant, and equipment, net of accumulated depreciation of $353 and $352 (including net PPE of $41 and $48 owned by a variable interest entity)	153	169
Goodwill	345	324
Intangible assets, net of accumulated amortization of $92 and $91	50	35
Equity in and advances to unconsolidated affiliates	316	281
Deferred income taxes	95	99
Other assets	140	134
Total assets	$3,432	$3,412
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$479	$438
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	508	509
Accrued salaries, wages and benefits	161	173
Nonrecourse project debt	9	10
Other current liabilities	217	263
Total current liabilities	1,374	1,393
Pension obligations	274	333
Employee compensation and benefits	99	105
Income tax payable	90	78
Deferred income taxes	117	94
Nonrecourse project debt	41	51
Deferred income from unconsolidated affiliates	92	100
Other liabilities	200	206
Total liabilities	2,287	2,360
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 175,565,140 and 175,108,100 shares issued, and 142,474,780 and 142,058,356 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,080	2,070
Accumulated other comprehensive loss ("AOCL")	(808)	(831)
Retained earnings	661	595
Treasury stock, 33,090,360 and 33,049,744 shares, at cost	(769)	(769)
Total KBR shareholders’ equity	1,164	1,065
Noncontrolling interests ("NCI")	(19)	(13)
Total shareholders’ equity	1,145	1,052
Total liabilities and shareholders’ equity	$3,432	$3,412
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net income	$92	$119
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19	19
Equity in earnings of unconsolidated affiliates	(62)	(88)
Deferred income tax expense (benefit)	7	(3)
Gain on disposition of assets	(6)	(28)
Other	6	10
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	25	(49)
Costs and estimated earnings in excess of billings on uncompleted contracts	(28)	138
Accounts payable	32	(135)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2)	(43)
Accrued salaries, wages and benefits	(11)	4
Reserve for loss on uncompleted contracts	(23)	(82)
(Advances to) payments from unconsolidated affiliates, net	(8)	4
Distributions of earnings from unconsolidated affiliates	28	72
Income taxes payable	(10)	(15)
Pension funding	(21)	(21)
Net settlement of derivative contracts	(3)	(39)
Other assets and liabilities	(47)	(2)
Total cash flows used in operating activities	(12)	(139)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(6)	(4)
Proceeds from sale of assets or investments	1	23
Acquisition of technology businesses, net of cash acquired	(22)	—
Total cash flows (used in) provided by investing activities	$(27)	$19

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows used in financing activities:
Payments to reacquire common stock	$(2)	$(17)
Acquisition of noncontrolling interest	—	(40)
Distributions to noncontrolling interests	(9)	(12)
Payments of dividends to shareholders	(23)	(23)
Net proceeds from issuance of common stock	—	1
Excess tax benefits from share-based compensation	1	—
Payments on short-term and long-term borrowings	(5)	(7)
Total cash flows used in financing activities	(38)	(98)
Effect of exchange rate changes on cash	(2)	(21)
Decrease in cash and equivalents	(79)	(239)
Cash and equivalents at beginning of period	883	970
Cash and equivalents at end of period	$804	$731
Supplemental disclosure of cash flows information:
Cash paid for interest	$4	$5
Cash paid for income taxes (net of refunds)	$31	$63
Noncash financing activities
Dividends declared	$12	$12
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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•	project revenues, costs and profits on engineering and construction contracts and government services contracts, including recognition of estimated losses on uncompleted contracts

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method and cost method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of VIEs

•	valuation of share-based compensation

•	valuation of assets and liabilities acquired in business combinations

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

Additional Balance Sheet Information

Other Current Assets

Included in the "other current assets" balance on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 are prepaid taxes and other prepaid assets of $57 million and $58 million, respectively.

Other Current Liabilities

The components of "other current liabilities" on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 are presented below:

	June 30,	December 31,
Dollars in millions	2016	2015
Reserve for estimated losses on uncompleted contracts (a)	$37	$60
Retainage payable	46	49
Income taxes payable	36	56
Value-added tax payable	15	12
Insurance payable	9	12
Dividend payable	12	12
Other miscellaneous liabilities (b)	62	62
Total other current liabilities	$217	$263

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

(b)	Included in "other miscellaneous liabilities" is deferred rent of $6 million and $7 million as of June 30, 2016 and December 31, 2015, respectively.

Other Liabilities

Included in "other liabilities" on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 is noncurrent deferred rent of $109 million and $114 million, respectively. Also included in "other liabilities" is a payable to our former parent of $19 million in each of the periods presented. This amount will be paid to our former parent upon receipt of a tax refund from the United States ("U.S.") Internal Revenue Service in an amount greater than or equal to $19 million.

Note 2. Business Segment Information

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technology and consulting, engineering and construction, and government services. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other", which includes our corporate expenses and general and administrative expenses not allocated to the other business segments. Each business segment excluding Other reflects a reportable segment led by a separate business segment president who reports directly to our chief operating decision maker ("CODM").  Business segment performance is evaluated by our CODM using gross profit (loss) and equity in earnings of unconsolidated affiliates, which is defined as business segment revenues less the cost of revenues, and includes overhead directly attributable to the business segment.

Our business segments are described below.

Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA, under a single customer-facing global business.  This business segment provides licensed technologies and consulting services throughout the oil and gas value chain, from wellhead to crude refining and through to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement as they deliver optimal solutions to meet customer objectives through early planning and scope definition, advanced technologies, and project lifecycle support.
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
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. This segment also included businesses we exited upon sale to third parties during 2015.
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

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2016	2015	2016	2015
Revenues:
Technology & Consulting	$98	$80	$195	$152
Engineering & Construction	621	953	1,227	1,930
Government Services	229	158	439	313
Other	—	—	—	—
Subtotal	948	1,191	1,861	2,395
Non-strategic Business	61	190	144	422
Total revenues	$1,009	$1,381	$2,005	$2,817
Gross profit (loss):
Technology & Consulting	$15	$21	$32	$40
Engineering & Construction	35	52	64	107
Government Services	41	(1)	62	(5)
Other	—	—	—	—
Subtotal	91	72	158	142
Non-strategic Business	(17)	2	(16)	2
Total gross profit (loss)	$74	$74	$142	$144
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—	$—	$—
Engineering & Construction	23	40	41	61
Government Services	10	13	21	27
Other	—	—	—	—
Subtotal	33	53	62	88
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$33	$53	$62	$88
Segment operating income (loss):
Technology & Consulting	$13	$20	$28	$37
Engineering & Construction	40	74	77	140
Government Services	49	10	79	19
Other	(22)	(36)	(44)	(64)
Subtotal	80	68	140	132
Non-strategic Business	(17)	28	(12)	28
Total segment operating income (loss)	$63	$96	$128	$160

Changes in Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather, and for unit rate and construction service contracts, the availability and detail of customer supplied engineering drawings. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage of completion contracts. Significant changes in estimates by business segment, which impacted operating income during the periods presented, are as follows:

Engineering & Construction

During the three and six months ended June 30, 2016, revenues, gross profit, and segment operating income include $36 million and $56 million, respectively, related to a change in estimate resulting from a settlement on close out of an liquefied natural gas ("LNG") project in Africa.

During the three months and six months ended June 30, 2016, we recognized unfavorable changes in estimates of losses of $39 million and $70 million, respectively, primarily due to equipment failure during plant start-up on an EPC ammonia project in the U.S. During the three and six months ended June 30, 2015, we recognized an unfavorable change in estimated costs at completion of $2 million, primarily due to increased subcontractor costs. This project became a loss contract during the three months ended June 30, 2015. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our condensed consolidated financial statements is $5 million and $4 million as of June 30, 2016 and December 31, 2015, respectively, related to this project. The project is 96% complete as of June 30, 2016, and we expect to complete it by the end of 2016.

During the three and six months ended June 30, 2015 we recognized favorable changes in estimates of losses of $18 million and $16 million, respectively, on our seven Canadian pipe fabrication and module assembly projects, primarily due to negotiated settlements. As of June 30, 2015 the reserve for estimated losses on uncompleted contracts which is a component of "other current liabilities" on our condensed consolidated financial statements included $11 million for these projects which were completed in 2015.

Government Services

During the three months ended June 30, 2016, revenues, gross profit, and segment operating income included a favorable change in estimate of $33 million as a result of a settlement with the U.S. government regarding reimbursement of previously expensed legal fees associated with the sodium dichromate litigation. See Note 12 to our condensed consolidated financial statements for information related to the settlement with the U.S. government. The six months ended June 30, 2016 included the $33 million favorable change discussed above and $15 million favorable change related to the approval of a change order on a road construction project in the Middle East in the first quarter of 2016.

Non-strategic Business

During the three and six months ended June 30, 2016, we recognized unfavorable changes in estimates of losses on a power project of $21 million and $26 million, respectively, primarily due to increased subcontractor costs. Included in the reserve for estimated losses on uncompleted contracts within "other current liabilities" is $26 million and $47 million as of June 30, 2016 and December 31, 2015, respectively, related to the power project discussed above. The project is 84% complete as of June 30, 2016, and we expect to complete it in the first half of 2017.

Our estimates of revenues and costs at completion have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated losses at completion as of June 30, 2016 represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this power project as of June 30, 2016.

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

In accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, we accounted for this transaction using the acquisition method. We effected the acquisition through $25 million in cash paid to the seller, less $3 million of acquired cash for net cash consideration of $22 million. The consideration paid included an escrow of $5 million that secures the indemnification obligations of the seller and other contingent obligations related to the operation of the business. We conducted an external valuation of certain acquired assets for inclusion in our balance sheet at the date of acquisition. Assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The goodwill of $22 million arising from the acquisition relates primarily to future growth opportunities to extend the acquired technologies outside North America to new customers and in revamping units of the existing customer base globally. None of the goodwill is deductible for income tax purposes. The purchase price allocation is substantially complete with the exception of the valuation of pre-acquisition contingencies, final tax returns that provide the underlying tax basis of assets and liabilities, and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, in line with the acquisition method of accounting, during which time the value of the assets and liabilities, including any goodwill, may be revised as appropriate. This acquisition will be reported within our T&C business segment. We recognized costs related to this acquisition of $1 million during the six months ended June 30, 2016.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date and subsequent working capital adjustments.

Dollars in millions
Fair value of total consideration transferred	$25

Recognized amounts of identifiable assets acquired and liabilities assumed:
Tangible assets (a)	23
Intangible assets (b)	19
Liabilities (c)	(33)
Liabilities arising from contingencies (d)	(6)

Goodwill	$22

(a)	Includes $13 million of trade receivables and similar amounts due from customers and indemnification assets related to the contingent liabilities.

(b)	Includes developed technology of $10 million and customer relationships of $7 million. These intangible assets are amortized over their estimated useful lives up to 20 years.

(c)	Reflects BIE, accounts payable and other accrued liabilities (current) of $17 million and non-current liabilities of $16 million.

(d)	Fair value reflects our best estimate of certain contingencies pending final evaluation.

As a result of this acquisition, $4 million and $14 million of revenues for the three and six months ended June 30, 2016, respectively, and $(2) million and $1 million of gross profit (loss) for the three and six months ended June 30, 2016, respectively, were included in our condensed consolidated statements of operations.

In February 2016, we executed agreements to establish a new joint venture within our GS business segment. See Note 8 to our condensed consolidated financial statements for information related to the establishment of this new joint venture.

Subsequent Event

On July 1, 2016, we acquired Wyle, Inc. ("Wyle") in accordance with an agreement and plan of merger, pursuant to which a wholly owned subsidiary of KBR merged with and into Wyle, with Wyle continuing as a wholly owned subsidiary of KBR (the "Merger"). Aggregate consideration for the Merger was $600 million, including the repayment of outstanding balances under Wyle's credit facility and other transaction expenses, and is subject to certain post-closing adjustments. We funded $400 million of the cash paid with borrowings under our Credit Agreement. See Note 10 to our condensed consolidated financial statements for information related to our Credit Agreement. Wyle delivers an array of custom solutions for customers in the U.S. Department of Defense, NASA and other federal agencies. Wyle's expertise includes systems and sustainment engineering, program and acquisition management, life science research, space medical operations, information technology and the testing and evaluation of aircraft, advanced systems and networks. The Merger will combine KBR's strengths in international, large-scale government logistics and support operations with Wyle's specialized technical services, largely focused in the contiguous U.S. We recognized costs related to this acquisition of $1 million during the six months ended June 30, 2016.

We will account for the Merger using the acquisition method under ASC 805, Business Combinations. Due to the limited time since the acquisition date, we have not completed the initial accounting for the acquisition.

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

The components of our cash and equivalents balance are as follows:

	June 30, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$116	$287	$403
Short-term investments (c)	263	88	351
Cash and equivalents held in joint ventures	44	6	50
Total	$423	$381	$804

	December 31, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$177	$253	$430
Short-term investments (c)	293	107	400
Cash and equivalents held in joint ventures	49	4	53
Total	$519	$364	$883

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 4. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	June 30, 2016
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$3	$50	$53
Engineering & Construction	65	402	467
Government Services	2	75	77
Other	—	2	2
Subtotal	70	529	599
Non-strategic Business	5	14	19
Total	$75	$543	$618

	December 31, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$70	$70
Engineering & Construction	51	402	453
Government Services	2	75	77
Other	—	2	2
Subtotal	53	549	602
Non-strategic Business	9	17	26
Total	$62	$566	$628

Note 5. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2016	2015
Technology & Consulting	$39	$42
Engineering & Construction	100	114
Government Services	113	68
Subtotal	252	224
Non-strategic Business	—	—
Total	$252	$224

Our BIE balances by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2016	2015
Technology & Consulting	$64	$72
Engineering & Construction	346	307
Government Services	55	69
Subtotal	465	448
Non-strategic Business	43	61
Total	$508	$509

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2016	2015
Amounts included in project estimates-at-completion at January 1,	$46	$31
Additions	70	42
Approved change orders	(27)	(21)
Adjustment due to disposition of business	—	(6)
Amounts included in project estimates-at-completion at June 30,	$89	$46

Amounts recorded in revenues on a percentage-of-completion basis at June 30,	$44	$35

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims was $67 million as of June 30, 2016 and $73 million as of June 30, 2015 on a project in our E&C business segment.

Liquidated damages

Some of our engineering and construction contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in the consolidated statements of operations.

It is possible that liquidated damages related to several projects totaling $7 million at June 30, 2016 and $6 million at December 31, 2015 could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance, we have concluded these liquidated damages are not probable and therefore, they have not been recognized.

Note 6. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	June 30,	December 31,
Dollars in millions	2016	2015
Engineering & Construction	$400	$400
Government Services	132	126
Total	$532	$526

Our E&C business segment's claims and accounts receivable is related to our EPC 1 arbitration. See Note 13 to our condensed consolidated financial statements under PEMEX and PEP Arbitration for further discussion.

Our GS business segment's claims and accounts receivable reflects claims filed with the U.S. government related to payments not yet received for cost incurred under various U.S. government contracts. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount above is $83 million as of June 30, 2016 and December 31, 2015, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 12 of our condensed consolidated financial statements for additional discussions. This amount also includes $49 million and $43 million as of June 30, 2016 and December 31, 2015, respectively, related to contracts where our costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 7. Restructuring

In connection with our long-term strategic reorganization, we announced that beginning in the fourth quarter of 2014 we would undertake a restructuring, which would include actions such as reducing the amount of real estate we utilized and significantly reducing our workforce. There were additional actions undertaken in 2015 and 2016, including staff reductions to support current business levels. The employees affected by these reductions are eligible for separation benefits upon their termination and the dates have occurred or are expected to occur through 2018. The table below provides a rollforward of one-time charges associated with employee terminations based on the fair value of the termination benefits. These amounts are included in "other current liabilities" on our condensed consolidated balance sheets.

Dollars in millions	Severance Accrual
Balance at December 31, 2015	$19
Charges	11
Payments	(16)
Balance at June 30, 2016	$14

Balance at December 31, 2014	$21
Charges	11
Payments	(15)
Balance at June 30, 2015	$17

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	June 30,	December 31,
Dollars in millions	2016	2015
Beginning balance	$281	$151
Equity in earnings of unconsolidated affiliates	62	149
Distribution of earnings of unconsolidated affiliates (b)	(28)	(92)
Advances (Receipts)	8	(10)
Investments (a)	1	80
Foreign currency translation adjustments	(4)	(9)
Other	(5)	1
Balance before reclassification	$315	$270
Reclassification of excess distributions (b)	6	16
Recognition of excess distributions (b)	(5)	(5)
Ending balance	$316	$281

(a)
In 2015, investments included a $58 million investment in the Brown & Root Industrial Services joint venture, a $24 million investment in EPIC Piping LLC ("EPIC") joint venture, and the disposition of a joint venture included in the sale of the Building Group.

(b)
We received cash dividends in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as "deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognize these dividends as earnings are generated by the investment.

Equity Method Investments

New Investments

U.K. Military Flying Training System ("UKMFTS") project. In February 2016, Affinity Flying Training Services Ltd. ("Affinity"), a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities.  We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt.  During the first quarter of 2016, under the terms of the subordinated debt agreement between the partners and Affinity, we advanced our proportionate share, or $14 million, to meet initial working capital needs of the venture. We expect repayment on the advance and the associated interest over the term of the project. The amount is included in the "equity in and advances" balance on our condensed consolidated balance sheets as of June 30, 2016 and in "payments from (advances to) unconsolidated affiliates, net" in our condensed consolidated statement of cash flows for the six months ended June 30, 2016.

Unconsolidated Variable Interest Entities

Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture reduced for any unearned revenues on the projects. On the Affinity joint venture, our maximum exposure to loss is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table below, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys LNG joint venture executes a project that has a lump sum component; in addition to the maximum exposure to loss indicated in the table below, we have an exposure to losses to the extent of our ownership percentage in the joint venture if the project exceeds the lump sum component. Our maximum exposure to loss on the EBIC Ammonia plant reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant. We continue to monitor our investment in this joint venture as the profitability of its operations has been impacted by the challenges related to the availability of natural gas feedstock in Egypt.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	June 30, 2016
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Affinity project	$14	$3	$14
Aspire Defence project	$15	$111	$15
Ichthys LNG project	$104	$58	$104
U.K. Road projects	$33	$10	$33
EBIC Ammonia plant (65% interest)	$34	$2	$21

	December 31, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$121	$17
Ichthys LNG project	$87	$63	$87
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$36	$2	$22

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2016 and 2015, our revenues included $151 million and $127 million, respectively, related to the services we provided to our joint ventures, primarily within our E&C business segment. Under the terms of our transition services agreement ("TSA") with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the six months ended June 30, 2016, we incurred approximately $8 million of reimbursable costs under the TSA. In addition, in 2015, we entered into an alliance agreement with our EPIC joint venture to provide certain pipe fabrication services to KBR. For the six months ended June 30, 2016, EPIC performed $15 million of services to KBR under the agreement.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
Dollars in millions	2016	2015
Accounts receivable, net of allowance for doubtful accounts (a)	$23	$7
Costs and estimated earnings in excess of billings on uncompleted contracts (c)	$3	$5
Billings in excess of costs and estimated earnings on uncompleted contracts (c)	$54	$55
Accounts payable (b)	$—	$9

(a)	Includes a $13 million receivable from the Brown & Root Industrial Services joint venture at June 30, 2016.

(b)	Reflects a $9 million payable to the Brown & Root Industrial Services joint venture at December 31, 2015.

(c)	Reflects CIE and BIE primarily related to joint ventures within our E&C business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2016
	Total assets	Total liabilities
Gorgon LNG project	$27	$62
Escravos Gas-to-Liquids project	$17	$33
Fasttrax Limited project	$61	$57

Dollars in millions	December 31, 2015
	Total assets	Total liabilities
Gorgon LNG project	$117	$145
Escravos Gas-to-Liquids project	$16	$33
Fasttrax Limited project	$74	$70

Note 9. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	—	16	—	19
Expected return on plan assets	—	(23)	(1)	(25)
Recognized actuarial loss	1	7	2	11
Net periodic benefit cost	$1	$1	$1	$6

	Six Months Ended June 30,
	2016		2015
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	33	1	38
Expected return on plan assets	(1)	(46)	(2)	(49)
Recognized actuarial loss	1	14	3	22
Net periodic benefit cost	$1	$2	$2	$12

For the six months ended June 30, 2016, we have contributed approximately $21 million of the $41 million we expect to contribute to our international plans in 2016.

Note 10. Debt and Other Credit Facilities

Credit Agreement

On September 25, 2015, we entered into a $1 billion, unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries, matures in September 2020 and is available for cash borrowings and the issuance of letters of credit related to general corporate needs. Subject to certain conditions, we may request (i) that the aggregate commitments under the Credit Agreement be increased by up to an additional $500 million, and (ii) that the maturity date of the Credit Agreement be extended by two additional one-year terms.

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate ("LIBOR") plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of June 30, 2016, there were $116 million in letters of credit and no cash borrowings outstanding.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. As of June 30, 2016, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 13 to our condensed consolidated financial statements). As of June 30, 2016, the remaining availability under the Distribution Cap was approximately $675 million.

Subsequent Event. As a result of the July 1, 2016 Merger discussed in Note 2 to our condensed consolidated financial statements, we funded $400 million with borrowings under our Credit Agreement. This borrowing bears interest based on the one month LIBOR rate plus an applicable margin currently equal to approximately 1.842% per annum and will reset for each subsequent period for which a borrowing is outstanding at the applicable LIBOR and margin rates. We intend to seek long-term financing to replace this debt by the end of 2016.

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

Note 11. Income Taxes

The effective tax rate was approximately 33% and 29% for the three and six months ended June 30, 2016, respectively. The effective tax rate for the three and six months ended June 30, 2015 was approximately 25% and 26%, respectively. The increase in our tax rate for 2016 is primarily due to changes in the jurisdictional mix of our income before provision for income taxes, including our equity in earnings of unconsolidated affiliates as well as project losses in the U.S. for which we do not recognize tax benefits.

Our estimated annual effective tax rate for 2016 is currently projected to be 30%, which is lower than the U.S. statutory rate of 35% due to lower tax rates related to noncontrolling interests and equity in earnings of unconsolidated affiliates of approximately 8% offset by forecasted income in higher tax rate jurisdictions. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2016 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015 was $536 million and $542 million, respectively. The change in the valuation allowance was $(6) million and $(13) million in the three months ended June 30, 2016 and 2015, respectively, and $(6) million and $(12) million for the six months ended June 30, 2016 and 2015, respectively. The valuation allowance is primarily related to foreign tax credit carryforwards, foreign and state net operating loss carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. The decrease in the valuation allowance for the three and six months ended June 30, 2016 reflect a reduction in the valuation of our foreign tax credit carryforwards. The tax benefit associated with the reduction in the valuation allowance is reflected in our estimated annual effective tax rate for the year.

The reserve for uncertain tax positions included in "other liabilities" and "deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 was $262 million and $257 million, respectively.

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

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them primarily related to (1) our use of private security and our provision of containerized housing under the LogCAP III contract discussed above and (2) our provision of emergency construction services primarily to U.S. government facilities damaged by Hurricanes Katrina and Wilma, under our CONCAP III contract with the U.S. Navy. As a consequence of the issuance of the Form 1s, the U.S. government has withheld payment to us on outstanding invoices, pending resolution of these matters. In certain cases, we have also withheld payment to our subcontractors related to pay-when-paid contractual terms.

The U.S. government had issued Form 1s, questioning $173 million of billed costs as of June 30, 2016 and December 31, 2015. They had previously paid us $90 million as of each period related to our services on these contracts and the remaining balance of $83 million for each period is included in “claims and accounts receivable" on our condensed consolidated balance sheets. In addition, we have withheld $32 million from our subcontractors at June 30, 2016 and December 31, 2015, related to these questioned costs.

While we continue to believe that the amounts we have invoiced the U.S. government are in compliance with our contract terms and that recovery is probable, we also continue to evaluate our ability to recover these amounts as new information becomes known. As is common in the industry, negotiating and resolving these matters is often an involved and lengthy process, which sometimes necessitates the filing of claims or other legal action as discussed above. Concurrent with our continued negotiations with the U.S. government, we await the rulings on the filed claims. We are unable to predict when the rulings will be issued or when the matters will be settled or resolved with the U.S. government.

Audits

In addition to reviews performed by the U.S. government through the Form 1 process, the negotiation, administration and settlement of our contracts, which primarily consist of DoD contracts, are subject to audit by the Defense Contract Audit Agency ("DCAA"). The U.S. government DCAA serves in an advisory role to the Defense Contract Management Agency ("DCMA") and the DCMA is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the Federal Acquisition Regulations ("FAR") and Cost Accounting Standards ("CAS"), compliance with certain unique contract clauses and audits of certain aspects of our internal control systems.

As of June 30, 2016, we have completed the negotiation of both direct and indirect incurred costs for the years of significant performance under LogCAP III (2003-2011). The DCAA has commenced its review of the incurred costs for 2012, and is scheduling its reviews for the years 2013 and beyond. The direct claimed cost for these years still to be reviewed was $1 billion, which is significantly less than prior periods. The indirect costs invoiced for these years amounts to $78 million.

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

As a result of the Form 1s, open audits and claims discussed above, we have accrued a reserve for unallowable costs at June 30, 2016 and December 31, 2015 of $48 million and $50 million, respectively, as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheet.

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

Electrocution litigation. During 2008, a lawsuit was filed against KBR in Pittsburgh, PA, in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier at the Radwaniyah Palace Complex near Baghdad, Iraq. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. After extensive motion practice and appeals, the case is back before the U.S. District Court for the Western District of Pennsylvania for further action. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of June 30, 2016, no amounts have been accrued.

We believe the costs of litigation and any damages which might be awarded are either covered by insurance or will be billable under the LogCAP III contract. As with all costs that are billed under LogCAP III, these costs would be subject to audit by the DCAA for reasonableness.

Burn Pit litigation. From November 2008 through current, KBR has been served with in excess of 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. Each lawsuit has multiple named plaintiffs and seeks class certification. The plaintiffs are claiming unspecified damages. All of the pending cases were removed to Federal Court and have been consolidated for multi-district litigation treatment before the U.S. Federal District Court in Baltimore, Maryland. After extensive motion practice and appeals the cases are now back before the U.S. Federal District Court in Baltimore, Maryland for further action in conformity with the Fourth Circuit's ruling on appeal. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2016, no amounts have been accrued.

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

KBR’s claims for payment were filed before the ASBCA. On December 23, 2014, we filed a Motion for Partial Summary Judgment asking the ASBCA to find that the sodium dichromate related incidents and litigation are within the definition of the "unusually hazardous risks" language in the 85-804 indemnity agreement. On August 17, 2015, the ASBCA issued an order holding that KBR is entitled to reimbursement of the sodium dichromate legal fees and any resulting judgments pursuant to the 85-804 indemnity agreement. As a result, the U.S. government has withdrawn its appeal of the ASBCA’s ruling and we have reached a settlement regarding reimbursement of the $33 million in legal fees and interest incurred through the time of the claim. As part of the settlement, all reasonable future defense costs and payment of awards will be reimbursed consistent with the Government's indemnity obligation.

Qui tams. On the active qui tams of which we are aware, the U.S. government has joined one of them (see DOJ FCA complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of June 30, 2016, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the federal regulations. As of June 30, 2016, we have incurred and expensed $9 million in legal costs to date in defending ourselves in qui tams. Five of the remaining qui tam cases either have been dismissed, are on appeal from a dismissal or are at the dismissal stage. There are two active cases as discussed below.

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

Early phases of this case focused on discovery issues, and we successfully sought review and reversal of two trial court's opinion on KBR's attorney client and work product privileges. After the second reversal, KBR was notified that the case has been transferred to a new District Court Judge who is now considering KBR's motion for summary judgment. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of June 30, 2016 we have not accrued any loss provisions related to this matter.

Howard qui tam. On March 27, 2011, Geoffrey Howard filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. On October 7, 2014 the Department of Justice declined to intervene and the case was partially unsealed. We believe the claims lack merit, and we answered and filed a motion to dismiss which was denied on October 15, 2015. The case is starting discovery. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore as of June 30, 2016 we have not accrued any loss provisions related to this matter.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR knew that FKTC had submitted inflated costs, that KBR did not verify the costs, that FKTC had contractually assumed the risk for the costs which KBR submitted to the U.S. government, that KBR concealed information about FKTC's costs from the U.S. government, that KBR claimed that an adequate price analysis had been done when in fact one had not been done and that KBR submitted false claims for reimbursement to the U.S. government in connection with FKTC's services during the bed down mission. Our contractual dispute with the Army over this settlement has been ongoing since 2005. On May 6, 2013, KBR filed a motion to dismiss and in March 2014 the motion to dismiss was denied. We filed our answer on May 2, 2014. On September 30, 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. We expect discovery to be substantially completed in 2017. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2016, no amounts have been accrued.

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its delay and disruption claims. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. On February 19, 2016, the ASBCA, at KBR’s request, lifted the stay and has allowed KBR to proceed with its contract claim for the costs withheld. KBR has requested a trial date as early in 2017 as the ASBCA’s schedule will permit.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois in Rock Island, IL, against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the U.S. government opposed. On April 22, 2014, we filed our answer and in May 2014 the U.S. government filed a Motion to Strike certain affirmative defenses and this motion was granted on March 30, 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of June 30, 2016, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case is set to close July 13, 2017 with the trial set to begin January 22, 2018.

Note 13. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, seek class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our current and former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. The case is currently pending in the U.S. District Court for the Southern District of Texas, Master File No. 14-cv-01287. We filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants and the motion was denied on September 3, 2015. We intend to continue to vigorously defend against these claims. Discovery in the case has begun and is expected to continue through 2016. At this time, we expect legal fees incurred in defending this claim to reach or exceed the retention amount of our directors & officers liability insurance policy beyond which such costs should be recoverable from insurers and we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Legal fees to date have been expensed as incurred.

Butorin v. Blount et al, is a shareholder derivative complaint, filed on May 27, 2014 in the U.S. District Court for the Southern District of Texas on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. On March 31, 2015, the District Court transferred the case to the U.S. District Court of Delaware. The court has lifted the stay and KBR plans to file a motion to dismiss the case. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
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

U.S. Proceedings. Collection efforts have involved multiple actions. On August 27, 2013, the U.S. District Court for the Southern District of New York entered an order stating it would confirm the award even though it had been annulled in Mexico (see Mexico proceedings discussion below). The judgment included reimbursement for sums Commisa was forced to pay from our performance bonds that PEP had previously called (see Performance Bonds discussion below). PEP filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on October 16, 2013 and posted $465 million cash as security for the judgment pending appeal. Oral arguments on the appeal was held on November 20, 2014. The U.S. government was invited to file a brief and did so, and the parties have filed responses to the U.S. government's brief. We continue to await the Court's ruling on the matter. There has been no indication as to when a decision will be reached and we are not aware of any factors preventing a decision from being reached. PEP could seek rehearing at the court of appeals and a review by the U.S. Supreme Court. At this time, we are unable to predict the timing of any ruling or resolution concerning this matter.

Mexico Proceedings. PEP's initial multiple attempts to nullify the award in Mexico were rejected by the Mexican courts. However, in September 2011, the Collegiate Court ruled that PEP, by administratively rescinding the contract in 2004, deprived the arbitration panel of jurisdiction and the award was null and void. PEP continues to litigate in Mexico. After Mexican courts ruled that they had no jurisdiction to hear further litigation, PEP obtained an amparo from a Mexican court stating that PEP’s rights had been denied when the other courts declined to take jurisdiction. Commisa has appealed the amparo.

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

Consistent with our treatment of probable claim recoveries, we have recorded $400 million of the ICC arbitration award, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets. PEP has posted $465 million in cash collateral in the U.S. under the control of the Federal District Court in New York. In addition we have taken action to attach assets in Luxembourg as additional protection to collect on the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of June 30, 2016, we continue to classify the amount recorded for financial reporting purposes due from PEP as long term.

Other Matters

The U.S. DOJ and the SEC are conducting investigations of news reports related to Unaoil, a Monaco based company, and activities Unaoil may have engaged in related to international projects involving several global companies, including KBR. We have been, and intend to continue, cooperating with the DOJ and the SEC in their investigations, which includes the voluntary submission of information and compliance with document requests, including a formal request from the SEC by subpoena.

Note 14. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	10	10	—	—	—	—
Tax benefit increase related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(23)		(23)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1	(1)	—	2	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income	92	—	89	—	—	3
Other comprehensive income (loss), net of tax	23	—	—	—	23	—
Balance at June 30, 2016	$1,145	$2,080	$661	$(769)	$(808)	$(19)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Repurchases of common stock	(17)	—	—	(17)	—	—
Issuance of ESPP shares	2	(1)	—	3	—	—
Distributions to noncontrolling interests	(12)	—	—	—	—	(12)
Net income	119	—	106	—	—	13
Other comprehensive income, net of tax	(39)	—	—	—	(40)	1
Balance at June 30, 2015	$936	$2,061	$522	$(726)	$(916)	$(5)

Accumulated other comprehensive loss, net of tax

	June 30,
Dollars in millions	2016	2015
Accumulated foreign currency translation adjustments, net of tax of $1 and $5	$(258)	$(265)
Pension and post-retirement benefits, net of tax of $206 and $228	(548)	(648)
Fair value of derivatives, net of tax of $0 and $0	(2)	(3)
Total accumulated other comprehensive loss	$(808)	$(916)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	11	—	—	11
Amounts reclassified from accumulated other comprehensive income	—	12	—	12
Balance at June 30, 2016	$(258)	$(548)	$(2)	$(808)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(62)	—	—	(62)
Amounts reclassified from accumulated other comprehensive income	—	22	—	22
Balance at June 30, 2015	$(265)	$(648)	$(3)	$(916)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2016	2015	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(15)	$(25)	See (a) below
Tax benefit	3	3	Provision for income taxes
Net pension and post-retirement benefits	$(12)	$(22)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 9 to our condensed consolidated financial statements for further discussion.

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	—	n/a	$—
Repurchases under the existing share maintenance programs	—	n/a	—	—	n/a	—
Withheld to cover shares	27,509	14.84	—	145,545	14.00	2
Total	27,509	$14.84	$—	145,545	$14.00	$2

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	496,440	$15.12	$7
Repurchases under the existing share maintenance programs	107,592	$15.26	2	466,974	15.44	7
Withheld to cover shares	47,130	18.20	1	155,406	16.91	3
Total	154,722	$16.16	$3	1,118,820	$15.50	$17

Note 16. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2016	2015	2016	2015
Basic weighted average common shares outstanding	142	144	142	144
Stock options and restricted shares	—	—	—	—
Diluted weighted average common shares outstanding	142	144	142	144

For purposes of applying the two-class method in computing income per share, there were $0.4 million and $0.7 million net earnings allocated to participating securities, or a negligible amount per share, for the three and six months ended June 30, 2016, respectively. Net earnings allocated to participating securities for the three and six months ended June 30, 2015 were $0.6 million and $0.9 million, or a negligible amount per share, respectively. The diluted income per share calculation did not include 3.3 million antidilutive weighted average shares for the three and six months ended June 30, 2016, respectively. The diluted income per share calculation did not include 3.8 million and 3.6 million antidilutive weighted average shares for the three and six months ended June 30, 2015, respectively.

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

As of June 30, 2016, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $85 million, all of which had durations of 12 days or less. We also had approximately $31 million (gross notional value) of cash flow hedges which had durations of approximately 37 months or less.

The fair value of our balance sheet and cash flow hedges included in "other current assets" and "other current liabilities" on our condensed consolidated balance sheets was immaterial at June 30, 2016 and December 31, 2015, respectively. The fair values of these derivatives are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.
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

	June 30,	December 31,
Gains (losses) dollars in millions	2016	2015
Balance sheet hedges - fair value	$(5)	$(40)
Balance sheet position - remeasurement	19	50
Net	$14	$10

Note 18. Recent Accounting Pronouncements

On March 31, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify several aspects of the accounting for share-based payment transactions including (a) the income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The application of the amendments requires various transition methods depending on the specific item. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. Subsequent amendments have been issued as follows:

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

On April 14, 2016, the FASB issued ASU No. 2016-10 to improve the guidance for determining whether the promised goods or services are separately identifiable and also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time).

On May 10, 2016, the FASB issued ASU No. 2016-12 to provide clarifying guidance in certain narrow scope areas and to add some practical expedients to the core revenue recognition principle in Topic 606.

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

On June16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecast and is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods after December 15, 2018, including interim periods within those annual periods. We are currently in the process of assessing the impact of this ASU on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes, and our 2015 Annual Report on Form 10-K.

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

Business Environment

Our portfolio includes process technologies, energy project technical consulting, engineering, program management, construction, asset life cycle solutions and other related services. We provide these services to a wide range of customers across the hydrocarbons value chain and to various international and United States ("U.S.") governmental agencies. The demand for our services depends on the level of capital and operating expenditures of our customers, which is often considered against prevailing market conditions and the availability of resources to support and fund projects. The significant decline in commodity prices has resulted in many of our oil and gas customers taking steps to defer, suspend or terminate capital expenditures.

Upstream oil projects have experienced the largest reductions in capital expenditures, as the effect of declining oil prices has been more pronounced in this sector. We continue to see opportunities in the hydrocarbons market, including midstream gas projects such as liquefied natural gas ("LNG") to satisfy future demand, particularly at locations where major supporting infrastructure already exists (i.e. near existing gas pipelines and electric power grids, port facilities, etc.). Additionally, the downstream sector, which generally benefits from low feedstock prices, should also be positively impacted. We seek to collaborate with our customers in developing these prospects by using integrated teams, from project conceptualization and technical solutions selection through project award and implementation.

We expect continued opportunities within our global GS business as we drive higher value and lower cost solutions to support governments’ increasing training needs, operation, maintenance and sustainment requirements. International tensions are also likely to contribute to increased demand for our international military support services. Additionally, the acquisition of Wyle, Inc. ("Wyle") on July 1, 2016 moves KBR’s government services business into the domestic U.S. high value engineering services industry for such clients as NASA and U.S. government military services.

We believe KBR has a balanced portfolio of upstream, midstream and downstream solutions as well as recurring government services outsourcing opportunities, which together provide us with less exposure to the oil price declines than some of our peers.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Overview of Financial Results

For the second quarter of 2016, we generated revenues in excess of $1 billion and net income attributable to KBR of $47 million. Highlights in the quarter include identifying additional cost-saving opportunities and continuing to action cost reductions that have resulted in net annualized savings of $200 million across the company; ongoing successful execution of two major LNG projects in Australia; announcement of the acquisition of Wyle, a leading provider of specialized engineering, professional, scientific and technical services primarily to the U.S. federal government; settlement regarding reimbursement of previously incurred legal fees and an agreement on reimbursement of future legal fees or adverse decisions resulting from the sodium dichromate litigation; continued growth on LogCAP IV in support of the U.S. military; and a settlement on close-out of an LNG project in Africa.

Our E&C business segment, where our focus is large engineering, procurement and construction ("EPC") projects, including offshore oil and gas; onshore oil and gas; LNG and gas-to-liquids; refining; petrochemical; chemicals; and industrial services, generated revenues of $621 million and gross profit plus equity in earnings of $58 million. We continue to successfully execute two major LNG projects in Australia. Both projects continue to ramp down with one of the major LNG projects nearing completion. We have initiated closeout activities on this project. The second LNG project will continue to ramp down throughout 2017 and into 2018. Our E&C business was positively impacted by a $36 million settlement on closeout of an LNG project in Africa, offset by a $39 million charge related to equipment failure during plant start-up at an EPC ammonia project in the U.S. While the global hydrocarbons market remains challenged for this business segment, we continue to pursue opportunities in our target markets, including working on early-stage activities on LNG prospects and expanding our Brown & Root Industrial Services model globally through acquisitions and additional strategic joint ventures with partners who can contribute local expertise in a given geographic location.

Our GS business segment, where we focus on long-term service contracts with annuity streams, particularly for the governments of the United Kingdom ("U.K."), Australia and U.S., generated revenues of $229 million and gross profit plus equity in earnings of $51 million. Gross profits plus equity in earnings increased by $39 million compared to $12 million in 2015. The improved results were driven by a favorable settlement with the U.S. government regarding reimbursement of $33 million of previously expensed legal fees associated with the sodium dichromate litigation and continued growth on LogCAP IV and other international base operations contracts in support of the U.S. military. This segment of our business continues to be adversely impacted by legal fees associated with LogCAP III and Restore Iraqi Oil (“RIO”) legacy projects executed during the Iraq wars. During the quarter, the GS business segment secured two contract extensions with the U.S. Department of Defense and a multi-year contract with the Australian Defense Department, further demonstrating the ability to deliver projects and support to government customers across the world.

Our T&C business segment generated revenues of $98 million and gross profits plus equity in earnings of $15 million for the second quarter of 2016 compared to revenues of $80 million and gross profit plus equity in earnings of $21 million in the second quarter of 2015. Sales of proprietary equipment were especially strong in the quarter which was the main driver for higher revenues, however, this mix of work also adversely impacted margins (proprietary equipment margins are generally lower than our engineering and license margins).

Our Non-strategic business segment was created as a part of our restructuring initiative and is composed of two EPC power projects, one of which is largely completed and the other is currently in a loss position. During the second quarter, the gross profit plus equity in earnings were adversely impacted by $21 million in forecast costs to complete, largely related to increased subcontractor construction costs on one of the power projects. The business segment generated revenues of $61 million and a gross loss plus equity in earnings of $17 million during the same period.

The information below is an analysis of our consolidated results for the three months ended June 30, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Revenues	$1,009	$1,381	$(372)	(27)%

The decrease in consolidated revenues primarily resulted from reduced activity due to the substantial completion of several projects, including an LNG project in Australia and the elimination of $119 million of revenues due to the deconsolidation of our

Industrial Services Americas business in the third quarter of 2015 offset by a $36 million settlement on closeout of an LNG project in Africa, within our E&C business segment. The sale of the Building Group and Infrastructure Americas businesses in the second and fourth quarters of 2015 within our Non-strategic Business segment also contributed to a $68 million decline in revenues. The decreases were partially offset by activity within our GS business segment, which included the expansion of existing contracts and a favorable settlement with the U.S. government regarding reimbursement of $33 million in previously expensed legal fees plus interest, related to the sodium dichromate case. In addition, our T&C business segment was impacted by new acquisitions and increased proprietary equipment sales.

Gross Profit	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gross profit	$74	$74	$—	—%

Consolidated gross profit remained flat and was impacted by lower activity in our E&C business segment due to substantial completion of several projects and the deconsolidation of our Industrial Services Americas business discussed above. The $36 million settlement on closeout of an LNG project in Africa, offset by increased costs of $39 million resulting from equipment failure during plant start-up on an EPC ammonia project in the U.S. within our E&C business segment also impacted consolidated gross profit for the period.  Consolidated gross profit was impacted by the favorable settlement with the U.S. government and the expansion of existing contracts within our GS business segment discussed above and a $21 million increase in subcontractor costs on a power project in our Non-strategic Business segment.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Equity in earnings of unconsolidated affiliates	$33	$53	$(20)	(38)%

The decrease in equity in earnings of unconsolidated affiliates was due to the substantial completion of construction activities on a joint venture project within our GS business segment as well as lower activity on an LNG project joint venture in Australia and the recognition of a $15 million favorable adjustment to our offshore maintenance joint venture in Mexico in the second quarter of 2015 that did not recur in 2016 within our E&C business segment.

General and Administrative Expenses	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
General and administrative expenses	$(34)	$(42)	$(8)	(19)%

The decrease in general and administrative expenses was primarily due to reduced overhead costs resulting from headcount reductions and other cost savings initiatives. General and administrative expenses in the second quarter of 2016 and 2015 included $23 million and $31 million, respectively, related to corporate activities and $11 million in each period, related to the business segments.

Asset Impairment and Restructuring Charges	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Asset impairment and restructuring charges	$(12)	$(17)	$(5)	(29)%

Asset impairment and restructuring charges are the result of early termination of certain office leases and additional severance costs, primarily within our E&C business segment related to the workforce reduction efforts during the second quarter of 2016.

Gain on Disposition of Assets	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gain on disposition of assets	$2	$28	$(26)	(93)%

The decrease in gain on disposition of assets primarily reflects the $28 million gain recognized in the second quarter of 2015 on the sale of the Building Group subsidiary within our Non-strategic Business segment that did not recur in 2016.

Other Non-operating Income (Expense)	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Other non-operating income (expense)	$7	$(5)	$12	240%

Other non-operating income (expense) includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The change to other non-operating income from expense in the prior year was primarily due to foreign exchange gains of $7 million due to the strengthening of the U.S. dollar as compared to most currencies in the second quarter of 2016.

Provision for Income Taxes	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Income before income taxes and noncontrolling interests	$70	$91	$(21)	(23)%
Provision for income taxes	$(23)	$(23)	$—	—%

Our provision for income taxes for the second quarter of 2016 reflects a 33% tax rate as compared to a 25% tax rate in 2015. The increase in our tax rate is primarily due to changes in the jurisdictional mix of our income before provision for income taxes, including our equity in earnings of unconsolidated affiliates as well as project losses in the U.S. for which we do not recognize tax benefits. See Note 11 to our condensed consolidated financial statements for an explanation of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Net income attributable to noncontrolling interests	$—	$(6)	$(6)	(100)%

The decrease in net income attributable to noncontrolling interests was due to reduced joint venture earnings in 2016 resulting from the substantial completion of a major LNG project in Australia within our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended June 30,
Dollars in millions	2016	2015
Revenues
Technology & Consulting	$98	$80
Engineering & Construction	621	953
Government Services	229	158
Other	—	—
Subtotal	948	1,191
Non-strategic Business	61	190
Total	$1,009	$1,381

Gross profit (loss)
Technology & Consulting	$15	$21
Engineering & Construction	35	52
Government Services	41	(1)
Other	—	—
Subtotal	91	72
Non-strategic Business	(17)	2
Total	$74	$74

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	23	40
Government Services	10	13
Other	—	—
Subtotal	33	53
Non-strategic Business	—	—
Total	$33	$53

Gross profit (loss) plus equity in earnings of unconsolidated affiliates
Technology & Consulting	$15	$21
Engineering & Construction	58	92
Government Services	51	12
Other	—	—
Subtotal	124	125
Non-strategic Business	(17)	2
Total	$107	$127

Total general and administrative expenses	$(34)	$(42)

Asset impairment and restructuring charges	$(12)	$(17)

Gain on disposition of assets	$2	$28

Total operating income	$63	$96

Technology & Consulting

T&C revenues increased by $18 million, or 23%, to $98 million in the second quarter of 2016 compared to $80 million in the second quarter of 2015. This was due primarily to an increase in proprietary equipment sales, partially offset by a reduction in awards of new consulting contracts from upstream oil projects. The three technology companies acquired in the first quarter of 2016 contributed $4 million in revenues during this period.

T&C gross profit decreased by $6 million, or 29%, to $15 million in the second quarter of 2016 compared to $21 million in the second quarter of 2015. The decrease was due to a lower profitability on the mix of projects executed, losses on the acquisition discussed above due to delays in new work, the completion of existing projects, and the reduction in new consulting project awards.

Engineering & Construction

E&C revenues decreased by $332 million, or 35%, to $621 million in the second quarter of 2016 compared to $953 million in the second quarter of 2015. This decrease was primarily due to reduced activity on several projects including one of the major LNG projects in Australia and the elimination of $119 million of revenues resulting from the deconsolidation of our Industrial Services Americas business during the third quarter of 2015.  This was partially offset by the impact of new activity or progress on projects in North America and Canada and a $36 million settlement on closeout on an LNG project in Africa.

E&C gross profit decreased by $17 million, or 33%, to $35 million in the second quarter of 2016 compared to $52 million in the second quarter of 2015. This was primarily due to reduced activity on the LNG project in Australia, the deconsolidation of our Industrial Services business discussed above and increased costs of $39 million resulting from equipment failure during plant start-up on an EPC ammonia project in the U.S. The decrease in gross profit was partially offset by the settlement discussed above, as well as reduced overhead costs resulting from our previously announced restructuring plan.

E&C equity in earnings of unconsolidated affiliates decreased by $17 million, or 43%, to $23 million in the second quarter of 2016 compared to $40 million in the second quarter of 2015. This decrease was primarily due to a favorable adjustment in the second quarter of 2015 that did not recur in 2016 on our offshore maintenance joint venture in Mexico and reduced earnings on an LNG project joint venture in Australia due to lower activity.

Government Services

GS revenues increased by $71 million, or 45%, to $229 million in the second quarter of 2016 compared to $158 million in the second quarter of 2015. This increase was due to expansion of existing U.S. government contracts in the second quarter of 2016 and the settlement with the U.S. government regarding reimbursement of $33 million in legal fees plus interest related to the sodium dichromate case that were previously expensed as discussed in Note 12 to our condensed consolidated financial statements.

GS gross profit increased by $42 million to $41 million in the second quarter of 2016 compared to a gross loss of $1 million in the second quarter of 2015. The increase in gross profit was attributable to the favorable settlement with the U.S. government and expansion of U.S. government contracts discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $3 million, or 23%, to $10 million in the second quarter of 2016 compared to $13 million in the second quarter of 2015 primarily due to reduced equity earnings from a U.K. Ministry of Defense ("MoD") construction project that was nearing completion in 2015.

Non-strategic Business

Non-strategic Business revenues decreased by $129 million, or 68%, to $61 million in the second quarter of 2016 compared to $190 million in the second quarter of 2015. This decrease was due to the elimination of $68 million of revenues resulting from the sale of the Building Group and Infrastructure Americas business in the second and fourth quarters of 2015, respectively, as well as the completion of two power projects during 2015 as we exit this business.

Non-strategic Business gross profit decreased by $19 million to a loss of $17 million in the second quarter of 2016 compared to a profit of $2 million in the second quarter of 2015. This decrease was primarily due to increased subcontractor costs of $21 million on a power project.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Overview of Financial Results

Our earnings for the six months ended June 30, 2016 are reduced compared to the six months ended June 30, 2015 largely driven by the gain on sale of assets of $28 million recognized in the second quarter of 2015 that did not recur in 2016.

Our E&C business segment generated revenues of $1.2 billion and gross profit plus equity in earnings of $105 million during the six months ended June 30, 2016.

Our T&C business segment results experienced lower overall margins due to the mix of projects where strong proprietary equipment revenues made up the majority of revenues with a lower proportion of revenues from higher margin consulting services and license fees.

Our GS business segment results were improved by expansion of existing U.S. government contracts, favorable settlement on the reimbursement of previously expensed legal fees and approval of a change order on a road construction project in the Middle East.

Our Non-strategic Business segment continues to make progress toward completing two EPC power projects. This segment was impacted by a $26 million increase in subcontractor costs on one of the power projects.

The information below is an analysis of our consolidated results for the six months ended June 30, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Revenues	$2,005	$2,817	$(812)	(29)%

The decrease in consolidated revenues was primarily driven by lower activity on an LNG project in Australia and the elimination of $245 million of revenues related to the deconsolidation of our Industrial Services Americas business in the third quarter of 2015 offset by a $56 million settlement on closeout of an LNG project in Africa, within our E&C business segment. The elimination of $153 million of revenues related to the sale of the Building Group and Infrastructure Americas business in the second and fourth quarters of 2015 and lower activity on two power projects within our Non-strategic Business segment also contributed to the decrease. These decreases were offset by the expansion of existing contracts and a favorable settlement with the U.S. government regarding reimbursement of $33 million in previously expensed legal fees and interest incurred related to the sodium dichromate case within our GS business segment. In addition, our T&C business segment was impacted by new acquisitions and increased proprietary equipment sales.

Gross Profit	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gross profit	$142	$144	$(2)	(1)%

Consolidated gross profit remained fairly flat and was impacted by reduced activity due to ongoing completion of several projects, including an LNG project in Australia, the elimination of revenues due to the deconsolidation of our Industrial Services America business, and a settlement on closeout of an LNG project in Africa, within our E&C business segment discussed above. Consolidated gross profit was also impacted by increased activity from new awards, expansions on existing U.S. government contracts and the settlement with the U.S. government within our GS business segment, also discussed above. Increased costs of $70 million resulting from equipment failure during plant start-up on an EPC ammonia project in the U.S., within our E&C business segment and a $26 million increase in subcontractor costs on a power projected in our Non-strategic Business segment also impacted consolidated gross profit for the period.

Equity in Earnings of Unconsolidated Affiliates	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Equity in earnings of unconsolidated affiliates	$62	$88	$(26)	(30)%

The decrease in equity in earnings of unconsolidated affiliates was due to the substantial completion of construction activities on a joint venture project within our GS business segment as well as lower activity on an LNG project joint venture in Australia within our E&C business segment. Also within our E&C business segment, in the same period in 2015, we recognized a $15 million adjustment to our offshore maintenance joint venture in Mexico that did not recur in 2016.

General and Administrative Expenses	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
General and administrative expenses	$(68)	$(81)	$(13)	(16)%

The decrease in general and administrative expenses was primarily due to reduced overhead costs resulting from headcount reductions and other cost savings initiatives. General and administrative expenses in the six months ended June 30, 2016 and 2015 included $45 million and $60 million, respectively, related to corporate activities and $23 million and $21 million, respectively, related to the business segments. Included in the $45 million of business segment general and administrative expenses in the six months ended June 30, 2016 is $2 million of costs related to acquisitions.

Asset Impairment and Restructuring Charges	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Asset impairment and restructuring charges	$(14)	$(19)	$(5)	(26)%

Asset impairment and restructuring charges are the result of additional severance costs primarily within our E&C business segment related to workforce reduction efforts during 2016.

Gain on Disposition of Assets	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gain on disposition of assets	$6	$28	$(22)	(79)%

The decrease in gain on disposition of assets is due primarily to the $28 million gain recognized in the second quarter of 2015 that did not recur in 2016. The gain on disposition of assets in 2016 primarily reflects working capital adjustments in the first quarter of 2016 associated with the sale of our Infrastructure Americas business within our Non-strategic Business segment.

Other Non-operating Income	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Other non-operating income	$2	$1	$1	100%

Other non-operating income includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The increase in income was primarily due to foreign exchange gains of $3 million as a result of the strengthening of the U.S. dollar as compared to most currencies in 2016.

Provision for Income Taxes	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Income before provision for income taxes	$130	$161	$(31)	(19)%
Provision for income taxes	$(38)	$(42)	$(4)	(10)%

Our provision for income taxes for the six months ended June 30, 2016 reflects a 29% tax rate as compared to a 26% tax rate in 2015. The increase in our tax rate is primarily due to changes in the jurisdictional mix of our income before provision for income taxes, including our equity in earnings of unconsolidated affiliates as well as project losses in the U.S. for which we do not recognize tax benefits. See Note 11 to our condensed consolidated financial statements for an explanation of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Net income attributable to noncontrolling interests	$(3)	$(13)	$(10)	(77)%

The decrease in net income attributable to noncontrolling interests was due to reduced joint venture earnings in 2016 resulting from the substantial completion of a major LNG project in Australia within our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Six Months Ended June 30,
Dollars in millions	2016	2015
Revenues
Technology & Consulting	$195	$152
Engineering & Construction	1,227	1,930
Government Services	439	313
Other	—	—
Subtotal	1,861	2,395
Non-strategic Business	144	422
Total	$2,005	$2,817

Gross profit (loss)
Technology & Consulting	$32	$40
Engineering & Construction	64	107
Government Services	62	(5)
Other	—	—
Subtotal	158	142
Non-strategic Business	(16)	2
Total	$142	$144

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	41	61
Government Services	21	27
Other	—	—
Subtotal	62	88
Non-strategic Business	—	—
Total	$62	$88

Gross profit (loss) plus equity in earnings of unconsolidated affiliates
Technology & Consulting	$32	$40
Engineering & Construction	105	168
Government Services	83	22
Other	—	—
Subtotal	220	230
Non-strategic Business	(16)	2
Total	$204	$232

Total general and administrative expenses	$(68)	$(81)

Asset impairment and restructuring charges	$(14)	$(19)

Gain on disposition of assets	$6	$28

Total operating income	$128	$160

Technology & Consulting

T&C revenues increased by $43 million, or 28%, to $195 million in the six months ended June 30, 2016 compared to $152 million in the same period of the prior year due to an increase in proprietary equipment sales offset partially by a decrease related to several petrochemicals, ammonia and refining projects. The three technology companies acquired in the first quarter of 2016 contributed $14 million in revenues during 2016. During 2015, the proportion of revenues was more weighted to engineering and technology license fees while 2016 is more weighted to supply of propriety equipment.

T&C gross profit decreased by $8 million, or 20%, to $32 million in the six months ended June 30, 2016 compared to $40 million in the same period of the prior year primarily due to lower profitability on the mix of projects executed in the current year and the reduction in new consulting project awards.

Engineering & Construction

E&C revenues decreased by $703 million, or 36%, to $1.2 billion in the six months ended June 30, 2016 compared to $1.9 billion in the six months ended June 30, 2015. This decrease was primarily due to reduced activity, the completion or near completion of several projects in Australia, U.S. and Europe, as well as the elimination of $245 million of revenues resulting from the deconsolidation of our Industrial Services Americas business in the third quarter of 2015 offset by a $56 million settlement on closeout of an LNG project in Africa. These decreases were partially offset by new ammonia and chemicals projects in the U.S. and a new oil and gas project in Europe.

E&C gross profit decreased by $43 million, or 40%, to $64 million in the six months ended June 30, 2016 compared to $107 million in the six months ended June 30, 2015. This was primarily due to reduced activity on an LNG project in Australia, the deconsolidation of our Industrial Services America business discussed above and increased costs of $70 million resulting from equipment failure during plant start-up on an EPC ammonia project in the U.S. This decrease was partially offset by a settlement on closeout of an LNG project in Africa discussed above as well as reduced overhead costs resulting from our previously announced restructuring plan.

E&C equity in earnings of unconsolidated affiliates decreased by $20 million, or 33%, to $41 million in the six months ended June 30, 2016 compared to $61 million in the six months ended June 30, 2015. The decrease was due to the non-recurrence of the $15 million adjustment in the second quarter of 2015 on our offshore maintenance joint venture in Mexico, as well as lower activity on an LNG project joint venture in Australia.

Government Services

GS revenues increased by $126 million, or 40%, to $439 million in the six months ended June 30, 2016 compared to $313 million in the same period in the prior year. This increase was driven primarily by expansion under existing U.S. government contracts as well as the favorable settlement with the U.S. government on reimbursement of $33 million in previously expensed legal fees plus interest related to the sodium dichromate case. The increase was also driven by the approval of a change order on a road construction project in the Middle East during the first quarter of 2016.

GS gross profit increased by $67 million to $62 million in the six months ended June 30, 2016 compared to a gross loss of$5 million in the same period in the prior year. This increase was primarily due to the expansion under existing U.S. government contracts, the favorable $33 million settlement on reimbursement of legal fees, and the approval of the change order discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $6 million, or 22%, to $21 million in the six months ended June 30, 2016 compared to $27 million in the same period in the prior year. This decrease was due primarily to reduced equity earnings from a U.K. MoD construction project that was nearing completion in 2015.

Non-strategic Business

Non-strategic Business revenues decreased by $278 million, or 66%, to $144 million in the six months ended June 30, 2016 compared to $422 million in the six months ended June 30, 2015. This decrease was due to the the elimination of revenues of $153 million due to the sale of the Building Group and Infrastructure Americas business in the second and fourth quarters of 2015, and the completion or near completion of several power projects as we exit that business.

Non-strategic Business gross profit decreased by $18 million to a loss of $16 million in the six months ended June 30, 2016 compared to a profit of $2 million in the six months ended June 30, 2015, respectively, due primarily to increased subcontractor costs of $26 million on a power project.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding commitment. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate depending on estimated revenues and contract duration. Where contract duration is indefinite and clients can terminate for convenience at any time without having to compensate us for periods beyond the date of termination, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services on each project in backlog. We calculate estimated backlog for long-term contracts associated with the U.K. government's privately financed initiatives or projects ("PFIs") based on the dollar equivalent value of work our client is contractually obligated to pay us over the term of the contract. This amount includes the contractual minimum payments plus the value of work to be performed over the life of the contract. We update our assessment of the future work to be executed under these contracts on a quarterly basis and adjust backlog if necessary. As part of the acquisition of Wyle, we are currently reviewing our backlog policies to determine if any changes are needed commencing in the third quarter of 2016 to reflect the high value engineering service contracts common in that business.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $7.7 billion at June 30, 2016 and $8.5 billion at December 31, 2015. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $175 million at June 30, 2016 and $285 million at December 31, 2015.

The following table summarized our backlog by business segment:

	December 31,			Net Workoff (b)	June 30,
Dollars in millions	2015	New Awards	Other (a)		2016
Technology & Consulting	$430	$88	$37	$(195)	$360
Engineering & Construction	5,148	329	(29)	(1,268)	4,180
Government Services	6,516	706	(370)	(460)	6,392
Subtotal	12,094	1,123	(362)	(1,923)	10,932
Non-strategic Business	239	—	5	(144)	100
Total backlog	$12,333	$1,123	$(357)	$(2,067)	$11,032

(a)
Other includes adjustments for (i) effects of changes in foreign exchange rates, primarily related to movements in GBP of $(619) million, (ii) changes in scope, (iii) elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures and (iv) acquisitions.

(b)	These amounts include the workoff of our projects as well as our proportionate share of the workoff of our unconsolidated joint ventures' projects.

We estimate that as of June 30, 2016, 38% of our backlog will be executed within one year. Of this amount, 64% will be recognized in revenues on our condensed consolidated statement of operations and 36% will be recorded by our unconsolidated joint ventures.

As of June 30, 2016, 23% of our backlog was attributable to fixed-price contracts, 49% was attributable to PFIs, and 28% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component.

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

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 12 and 13 to our condensed consolidated financial statements in Part I, Item 1 of this quarterly report, and the information discussed therein is incorporated by reference into this Part I Item 2.

Liquidity and Capital Resources

Cash and equivalents totaled $804 million at June 30, 2016 and $883 million at December 31, 2015 and consisted of the following:

	June 30,	December 31,
Dollars in millions	2016	2015
Domestic U.S. cash	$375	$360
International cash	379	470
Joint venture cash	50	53
Total	$804	$883

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as the payment of dividends to shareholders and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Our undistributed earnings above the amount for which we have already provided income taxes continue to be considered permanently reinvested.  We do not intend to repatriate these earnings to the U.S. However, if we did, such earnings may become subject to U.S. income taxes.

Joint venture cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. These amounts are limited to joint venture activities and are not readily available for general corporate purposes; however, portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

As of June 30, 2016, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
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

Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our engineering and construction projects. We sometimes receive cash in the early phases of our larger engineering and construction fixed-price projects and those of our consolidated joint ventures in advance of incurring related costs. On reimbursable contracts, we may utilize cash on hand or availability under our Credit Agreement to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers.

Cash flows activities summary
	Six Months Ended June 30,
Dollars in millions	2016	2015
Cash flows used in operating activities	$(12)	$(139)
Cash flows (used in) provided by investing activities	(27)	19
Cash flows used in financing activities	(38)	(98)
Effect of exchange rate changes on cash	(2)	(21)
Decrease in cash and equivalents	$(79)	$(239)

Operating activities. Cash used in operations totaled $12 million in the first six months in 2016, primarily resulting from cash generated from earnings and a $22 million net change in the components of our working capital accounts presented in the table below. These sources of cash were offset by cash used to fund the other items specified below.

The primary components of our working capital accounts are accounts receivable, which includes retainage and trade receivables, costs and estimated earnings in excess of billings on uncompleted contracts ("CIE"), accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts ("BIE"). These components are impacted by the size and changes in the mix of our cost reimbursable versus fixed price projects, and as a result, fluctuations in these components is not uncommon in our business.

Net working capital components
	June 30,	December 31,
Dollars in millions	2016	2015	Change
Accounts receivable, net of allowance	$618	$628	$(10)
Costs and estimated earnings in excess of billings on uncompleted contracts	252	224	28
Billings in excess of costs and estimated earnings on uncompleted contracts	(508)	(509)	1
Accounts payable	(479)	(438)	(41)
Net change in working capital components	$(117)	$(95)	$(22)

Accounts receivable is impacted by the timing and collections on billings to our customers. The decrease in accounts receivable in the first six months in 2016 primarily reflected collections from customers within our T&C business segment in the normal course of business. The completion of the power projects within our Non-strategic Business segment also drove collections of retainage and trade receivable within the normal course of business. Collections within our E&C and GS business segments were flat, generally reflecting the timing of new billings offset by payments on previous billings.

Our CIE was also impacted by the timing of billings to our customers and is generally related to our cost reimbursable projects where we bill as we incur project costs. The increase in CIE in the first six months in 2016 primarily reflected the timing of the settlement, within our GS business segment on the reimbursement of legal fees and interest related to the sodium dichromate matter and the subsequent billings of the fees.

BIE is associated with our fixed price projects, which we generally structure to be cash positive, and is impacted by the timing of achievement of billing of milestones and payments received from our customers in advance of incurring project costs.

Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The increase in accounts payable in the first six months in 2016 primarily reflected the timing of invoicing and payments within the normal course of business.

In addition, we used $23 million to fund loss projects, advanced $14 million to meet initial working capital needs of a new joint venture in our GS business segment and contributed $21 million to our pension funds in the first six months in 2016. These uses of cash were partially offset by distributions of earnings received from our unconsolidated affiliates of $28 million.

Net working capital components
	June 30,	December 31,
Dollars in millions	2015	2014	Change
Accounts receivable, net of allowance	$850	$847	$3
Costs and estimated earnings in excess of billings on uncompleted contracts	332	490	(158)
Billings in excess of costs and estimated earnings on uncompleted contracts	(484)	(531)	47
Accounts payable	(586)	(742)	156
Net change in working capital components	$112	$64	$48

Cash used in operations totaled $139 million in the first six months in 2015, primarily resulting from cash generated from our earnings and a $48 million net change in the components of our working capital accounts. Accounts receivable in the first six months of 2015 primarily reflected timing of customer billings related to projects within our E&C business segment, offset by collections of retainage and trade accounts receivable for the power projects within our Non-strategic Business segment. Collections within our GS business segment were also strong during the period, generally reflecting the timing of new billings and payments of previous billings. The decrease in CIE in the first six months in 2015 also primarily reflected the timing of billings as we substantially completed execution of major projects within our E&C business segment. BIE decreased in the first six months in 2015, reflecting the timing of our achievement of billing milestones and the receipt of payment in advance of incurring costs related to projects within our Non-strategic Business segment. Accounts payable decreased in the first six months in 2015, reflecting the timing of invoicing and payments within the normal course of business.

In addition, we used $39 million for the net settlement of derivative contracts and contributed approximately $21 million to our pension funds in the first six months in 2015. These uses of cash were partially offset by distributions of earnings received from our unconsolidated affiliates of $72 million.

Investing activities. Cash used in investing activities totaled $27 million in the first six months in 2016 and was primarily due to the $22 million used in the acquisition of the three technology companies in our T&C business segment.

Cash provided by investing activities totaled $19 million in the first six months in 2015 and was primarily due to proceeds from the sale of assets or investments within our Non-strategic Business segment.

Financing activities. Cash used in financing activities totaled $38 million in the first six months in 2016 and included $23 million for dividend payments to common shareholders, $5 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE, $9 million for distributions to noncontrolling interests and $2 million for the purchase of treasury stock.

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

Future uses of cash. Future uses of cash will primarily relate to working capital requirements, capital expenditures, dividends, share repurchases and strategic investments including acquisitions. See our subsequent event discussion in Note 2 of our condensed consolidated financial statements for additional acquisition information. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to fund pension obligations, payments under operating leases and various other obligations, including potential litigation payments, as they arise.

Other factors potentially affecting liquidity

Power project losses. Our reserve for estimated losses on uncompleted contracts of $37 million included in "other current liabilities" on our condensed consolidated balance sheets at June 30, 2016 includes $26 million primarily related to a power project. These accrued losses plus the reversal of some favorable working capital positions on this project will result in future cash expenditures significantly in excess of receipts from the customer on the project. Based on current contracts and work authorizations, we anticipate completion of this power project in early 2017.

EPC ammonia project losses. Our reserve for estimated losses on uncompleted contracts of $37 million included in "other current liabilities" on our condensed consolidated balance sheets at June 30, 2016 includes $5 million primarily related to an EPC ammonia project. These accrued losses will result in future cash expenditures significantly in excess of receipts from the customer on the project. Based on current contracts and work authorizations, we anticipate completion of this EPC ammonia project in 2016.

We anticipate that these future cash expenditures will be funded using the future sources of cash discussed above. See Note 2 to our condensed consolidated financial statements for more information related to changes in estimates.

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

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of June 30, 2016, we have utilized $476 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $116 million issued under our Credit Agreement and $360 million issued under uncommitted bank lines as of June 30, 2016. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $158 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

Critical Accounting Estimates

We test goodwill for impairment on an annual basis on October 1, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In our evaluations, we assess relevant events and circumstances, which include but are not limited to the following: (1) deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets (2) deterioration in the environment in which an reporting unit operates, an increased competitive environment, a decline in market-dependent multiples or metrics (3) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
After assessing the totality of events or circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of the two-step goodwill impairment test. As a result of the first step, if we determine that the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test in order to measure the amount of impairment loss, if any.
During the three months ended June 30, 2016, the continued delays in the award of projects in our Europe and the Middle East hydrocarbons business resulted in lower than expected actual and projected income as compared to plan for a reporting unit within our E&C business segment. As a result we performed the first step of the goodwill impairment test over the reporting unit. The total goodwill allocated to the reporting unit is $75 million and the result of this test indicated that the fair value of the reporting unit exceeded its carrying value by approximately 30%.
Our estimate of the reporting unit’s fair value is consistent with the methodology described in our Form 10-K for the year end December 31, 2015. The fair value is based on projected growth rates and other market inputs that are sensitive to the risk of future variances due to market conditions, crude oil and natural gas price fluctuations and reporting unit project execution. If future variances for these assumptions result in a negative impact to our business it could result in an impairment of goodwill for this reporting unit.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash and equivalents in short-term securities, primarily time deposits, which carry a fixed rate of return for a given duration of time. Additionally, a substantial portion of our cash balances are maintained in foreign countries.

We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. See Part II under "Risk Factors" on this Form 10-Q for our discussion on risks related to Brexit.

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

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 15% of our total consolidated revenues for the six months ended June 30, 2016. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

The Referendum of the United Kingdom's Membership of the European Union could adversely affect our revenues and results of operations.

The June 23, 2016 referendum by the British voters to exit the European Union ("Brexit") adversely impacted global markets, including currencies, and resulted in the weakening of the British pound against other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations and contracts, denominated in the British pound, to be translated into fewer U.S. dollars. This mainly impacts the U.K. portion of our GS business where both revenues and costs tend to be denominated in British pounds. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the European Union. In the longer term, any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2016.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 – 29, 2016	10,615	$14.88	—	$208,030,228
May 2 – 31, 2016	6,831	$14.61	—	$208,030,228
June 1 – 30, 2016	10,063	$14.95	—	$208,030,228

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of June 30, 2016 was 27,509 shares at an average price of $14.84 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

2.1
Agreement and Plan Merger by and among Wyle, Inc., KBR Holdings, LLC, Road Runner Merger Sub, Inc., and CSC Shareholder Services LLC dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 1-33146)

10.1
Guaranty Agreement dated as of May 18, 2016 by and between KBR, Inc. in favor of Wyle, Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 1-33146)

10.2+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 16, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 1-33146)

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

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Dated: July 29, 2016