Form 10-Q
period 2016-09-30
KBR, INC.
filed 2016-11-01
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

As of October 12, 2016, there were 142,668,161 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially, include the risks and uncertainties disclosed in our 2015 Annual Report on Form 10-K contained in Part I under "Risk Factors" and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 in Part II under "Risk Factors" and in this Quarterly Report on Form 10-Q in Part II under "Risk Factors."

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$1,073	$1,199	$3,078	$4,016
Cost of revenues	(1,109)	(1,112)	(2,972)	(3,785)
Gross profit (loss)	(36)	87	106	231
Equity in earnings of unconsolidated affiliates	19	35	81	123
General and administrative expenses	(43)	(38)	(111)	(119)
Asset impairment and restructuring charges	(7)	(15)	(21)	(34)
Gain on disposition of assets	—	6	6	34
Operating income (loss)	(67)	75	61	235
Other non-operating income (expense)	(1)	3	1	4
Income (loss) before income taxes and noncontrolling interests	(68)	78	62	239
Benefit (provision) for income taxes	11	(19)	(27)	(61)
Net income (loss)	(57)	59	35	178
Net income attributable to noncontrolling interests	(6)	(4)	(9)	(17)
Net income (loss) attributable to KBR	$(63)	$55	$26	$161
Net income (loss) attributable to KBR per share:
Basic	$(0.44)	$0.38	$0.18	$1.11
Diluted	$(0.44)	$0.38	$0.18	$1.11
Basic weighted average common shares outstanding	142	144	142	144
Diluted weighted average common shares outstanding	142	144	142	144
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(57)	$59	$35	$178
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	10	(13)	21	(74)
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustments, net of taxes of $2, $(5), $2 and $(4)	10	(13)	21	(74)
Pension and post-retirement benefits, net of tax:
Actuarial gains (losses), net of tax	—	—	—	—
Reclassification adjustment included in net income	6	10	18	32
Pension and post-retirement benefits, net of taxes of $(1), $(2), $(4) and $(7)	6	10	18	32
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	—	—	—	—
Reclassification adjustment included in net income	(1)	1	(1)	1
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	(1)	1	(1)	1
Other comprehensive income (loss), net of tax	15	(2)	38	(41)
Comprehensive income	(42)	57	73	137
Less: Comprehensive income attributable to noncontrolling interests	(5)	(6)	(8)	(20)
Comprehensive income (loss) attributable to KBR	$(47)	$51	$65	$117
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$569	$883
Accounts receivable, net of allowance for doubtful accounts of $15 and $17	708	628
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	390	224
Other current assets	123	109
Total current assets	1,790	1,844
Claims and accounts receivable	528	526
Property, plant, and equipment, net of accumulated depreciation of $338 and $352 (including net PPE of $39 and $48 owned by a variable interest entity)	165	169
Goodwill	953	324
Intangible assets, net of accumulated amortization of $97 and $91	257	35
Equity in and advances to unconsolidated affiliates	327	281
Deferred income taxes	94	99
Other assets	128	134
Total assets	$4,242	$3,412
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$568	$438
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	537	509
Accrued salaries, wages and benefits	203	173
Nonrecourse project debt	9	10
Other current liabilities	233	263
Total current liabilities	1,550	1,393
Pension obligations	258	333
Employee compensation and benefits	90	105
Income tax payable	90	78
Deferred income taxes	163	94
Nonrecourse project debt	40	51
Revolving credit agreement	650	—
Deferred income from unconsolidated affiliates	96	100
Other liabilities	208	206
Total liabilities	3,145	2,360
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 175,688,535 and 175,108,100 shares issued, and 142,667,745 and 142,058,356 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,083	2,070
Accumulated other comprehensive loss ("AOCL")	(792)	(831)
Retained earnings	587	595
Treasury stock, 33,020,790 and 33,049,744 shares, at cost	(767)	(769)
Total KBR shareholders’ equity	1,111	1,065
Noncontrolling interests ("NCI")	(14)	(13)
Total shareholders’ equity	1,097	1,052
Total liabilities and shareholders’ equity	$4,242	$3,412
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$35	$178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31	29
Equity in earnings of unconsolidated affiliates	(81)	(123)
Deferred income tax expense	7	14
Gain on disposition of assets	(6)	(34)
Other	10	29
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	9	(19)
Costs and estimated earnings in excess of billings on uncompleted contracts	25	168
Accounts payable	39	(239)
Billings in excess of costs and estimated earnings on uncompleted contracts	14	(10)
Accrued salaries, wages and benefits	(19)	(5)
Reserve for loss on uncompleted contracts	(15)	(100)
(Advances to) payments from unconsolidated affiliates, net	(3)	10
Distributions of earnings from unconsolidated affiliates	43	84
Income taxes payable	(19)	(7)
Pension funding	(31)	(37)
Net settlement of derivative contracts	(8)	(40)
Other assets and liabilities	(23)	17
Total cash flows provided by (used in) operating activities	8	(85)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	(8)	(8)
Proceeds from sale of assets or investments	2	71
Payments for investments in equity method joint ventures	(5)	(15)
Acquisition of businesses, net of cash acquired	(911)	—
Total cash flows (used in) provided by investing activities	$(922)	$48

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) financing activities:
Payments to reacquire common stock	$(2)	$(22)
Acquisition of noncontrolling interest	—	(40)
Distributions to noncontrolling interests	(9)	(21)
Payments of dividends to shareholders	(34)	(35)
Net proceeds from issuance of common stock	—	1
Borrowings on revolving credit agreement	700	—
Payments on revolving credit agreement	(50)	—
Payments on short-term and long-term borrowings	(5)	(7)
Other	—	(4)
Total cash flows provided by (used in) financing activities	600	(128)
Effect of exchange rate changes on cash	—	(37)
Decrease in cash and equivalents	(314)	(202)
Cash and equivalents at beginning of period	883	970
Cash and equivalents at end of period	$569	$768
Supplemental disclosure of cash flows information:
Cash paid for interest	$7	$8
Cash paid for income taxes (net of refunds)	$31	$56
Noncash financing activities
Dividends declared	$12	$12
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 and is headquartered in Houston, Texas.  KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", "the Company", "we", "us" or "our") is a global provider of differentiated, professional services and technologies across the asset and program life cycle within the hydrocarbons and government services industries. Our capabilities include highly-specialized engineering services, mission and logistics support solutions, technology licensing, consulting, procurement, construction, construction management, program management, operations, maintenance and other support services to a diverse customer base, including  domestic and foreign governments, international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and manufacturers.

Principles of Consolidation

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and variable interest entities ("VIEs") of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 9 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•	project revenues, costs and profits on engineering and construction contracts, including recognition of estimated losses on uncompleted contracts

•	project revenues, costs and profits on government services contracts

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method and cost method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of VIEs

•	valuation of share-based compensation

•	valuation of assets and liabilities acquired in business combinations

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

Additional Balance Sheet Information

Other Current Assets

Included in the "other current assets" balance on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 are prepaid taxes and other prepaid assets of $61 million and $58 million, respectively.

Other Current Liabilities

The components of "other current liabilities" on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 are presented below:

	September 30,	December 31,
Dollars in millions	2016	2015
Reserve for estimated losses on uncompleted contracts (a)	$53	$60
Retainage payable	45	49
Income taxes payable	24	56
Value-added tax payable	14	12
Insurance payable	13	12
Dividend payable	12	12
Other miscellaneous liabilities (b)	72	62
Total other current liabilities	$233	$263

(a)	See Note 2 for further discussion on our reserve for estimated losses on uncompleted contracts.

(b)	Included in "other miscellaneous liabilities" is deferred rent of $4 million and $7 million as of September 30, 2016 and December 31, 2015, respectively.

Other Liabilities

Included in "other liabilities" on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 is noncurrent deferred rent of $110 million and $114 million, respectively. Also included in "other liabilities" is a payable to our former parent of $19 million in each of the periods presented. This amount will be paid to our former parent upon receipt of a tax refund from the United States ("U.S.") Internal Revenue Service in an amount greater than or equal to $19 million.

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
Government Services ("GS"). Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for governmental agencies in the U.S., United Kingdom ("U.K."), and Australia. These solutions span from research and development, through systems engineering, test and evaluation, to program management, operations, maintenance and field logistics. Our recent acquisitions, as described in Note 3 to our condensed consolidated financial statements, have been combined with our existing U.S. operations within this business segment and are transitioning to operate under the "KBRwyle" brand.
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

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2016	2015	2016	2015
Revenues:
Technology & Consulting	$67	$79	$262	$231
Engineering & Construction	595	828	1,822	2,758
Government Services	401	176	840	489
Other	—	—	—	—
Subtotal	1,063	1,083	2,924	3,478
Non-strategic Business	10	116	154	538
Total revenues	$1,073	$1,199	$3,078	$4,016
Gross profit (loss):
Technology & Consulting	$17	$17	$49	$57
Engineering & Construction	1	48	65	155
Government Services	32	8	94	3
Other	—	—	—	—
Subtotal	50	73	208	215
Non-strategic Business	(86)	14	(102)	16
Total gross profit (loss)	$(36)	$87	$106	$231
Equity in earnings of unconsolidated affiliates:
Technology & Consulting	$—	$—	$—	$—
Engineering & Construction	11	26	52	87
Government Services	8	9	29	36
Other	—	—	—	—
Subtotal	19	35	81	123
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$19	$35	$81	$123
Asset impairment and restructuring charges:
Technology & Consulting	$(1)	$—	$(1)	$(1)
Engineering & Construction	(6)	(13)	(20)	(25)
Government Services	—	—	—	—
Other	—	(1)	—	(5)
Subtotal	(7)	(14)	(21)	(31)
Non-strategic Business	—	(1)	—	(3)
Total asset impairment and restructuring charges	$(7)	$(15)	$(21)	$(34)
Segment operating income (loss):
Technology & Consulting	$16	$16	$44	$53
Engineering & Construction	(2)	61	76	201
Government Services	25	15	104	34
Other	(21)	(28)	(65)	(92)
Subtotal	18	64	159	196
Non-strategic Business	(85)	11	(98)	39
Total segment operating income (loss)	$(67)	$75	$61	$235

Changes in Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather, and for unit rate and construction service contracts, the availability and detail of customer supplied engineering drawings. With a portfolio of more than one thousand contracts, we generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. However, historically, our estimates have been reasonably dependable regarding the recognition of revenues and profit on percentage of completion contracts. Changes in estimates by business segment, which significantly impacted operating income during the periods presented, are as follows:

Engineering & Construction

During the three and nine months ended September 30, 2016, we recognized unfavorable changes in estimates of losses of $40 million and $110 million, respectively, on an EPC ammonia project in the U.S. primarily due to unforeseen costs related to the mechanical failure of a vendor supplied compressor and pumps that occurred during commissioning as well as various mechanical issues encountered during start-up. These issues delayed completion of the project to October 2016, which resulted in increased costs and our recognition of contractual liquidated damages due to the client. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our condensed consolidated financial statements, is $6 million and $4 million as of September 30, 2016 and December 31, 2015, respectively, related to this project. The project has completed performance testing and in October 2016, care, custody and control of the plant were transferred to the customer. Our estimates of revenues and costs at completion have been, and may continue to be, impacted by remaining punch list items and warranty obligations. Our estimated loss at completion as of September 30, 2016 represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of September 30, 2016. During the three and nine months ended September 30, 2015, we recognized an unfavorable change in estimated costs at completion on this project of $12 million and $13 million, respectively, primarily due to increased subcontractor costs.

During the three and nine months ended September 30, 2016, we recognized $9 million of additional gross profit resulting from a favorable change in estimate resulting from the final settlement of outstanding claims on a legacy project in Canada partially offset by a reduction in gross profit of $7 million on an EPC project in the U.S. from unfavorable changes in estimated costs due to schedule mitigation activities associated with weather delays. The EPC project is 52% complete as of September 30, 2016.

During the three and nine months ended September 30, 2016, revenues, gross profit, and segment operating income include $3 million and $59 million, respectively, related to a favorable change in estimate as a result of reaching a settlement on close out of a liquefied natural gas ("LNG") project in Africa.

During the three and nine months ended September 30, 2015, we recognized favorable changes in estimates of losses of $4 million and $21 million, respectively, on our seven Canadian pipe fabrication and module assembly projects, primarily due to negotiated settlements. All of these projects were completed in 2015.

Government Services

During the nine months ended September 30, 2016, revenues, gross profit, and segment operating income included a favorable change in estimate of $33 million as a result of reaching a settlement with the U.S. government for reimbursement of previously expensed legal fees associated with the sodium dichromate litigation. See Note 13 to our condensed consolidated financial statements for information related to the settlement with the U.S. government. Additionally, we recognized a $15 million favorable change to gross profit related to the approval of a change order on a road construction project in the Middle East. The change order resulted in an extension of the contract terms and increased the total contract value.

Non-strategic Business

During the three and nine months ended September 30, 2016, we recognized unfavorable changes in estimates of losses on a power project of $86 million and $112 million, respectively, primarily due to an increase in forecast costs to complete the project driven by subcontractor cost increases from poor subcontractor productivity, resulting schedule delays and changes in the project execution strategy. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our condensed consolidated financial statements, is $35 million and $47 million as of September 30, 2016 and December 31, 2015, respectively, related to this project. The project has a contract value of $572 million and was approximately 85% complete as of September 30, 2016. We expect to complete this power project in the first half of 2017. Our estimates of revenues and costs at completion have been, and may continue to be, impacted by our performance, the performance of our subcontractors, and the U.S. labor market. Our estimated loss at completion as of September 30, 2016 represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of September 30, 2016. During the three and nine months ended September 30, 2015, there were no significant changes in our estimates of losses on projects being executed within this business segment.

Note 3. Acquisitions, Dispositions and Other Transactions

During the nine months ended September 30, 2016, we acquired several businesses. In accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, we accounted for these transactions using the acquisition method. We conducted external and internal valuations of certain acquired assets and liabilities for inclusion in our balance sheet as of the date of acquisition. Assets that would not normally be recorded in ordinary operations (i.e., customer relationships and other intangibles) were recorded at their estimated fair values. The excess of preliminary purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, in line with the acquisition method of accounting, during which time the value of the assets and liabilities, including any goodwill, may be revised as appropriate.

Honeywell Technology Solutions Inc. ("HTSI") Acquisition

On September 16, 2016, we acquired 100% of the outstanding common stock of HTSI from Honeywell International Inc. HTSI provides an array of mission-critical services and customized solutions throughout the world, primarily to U.S. government agencies. This acquisition provides KBR with complete lifecycle service capabilities, including high-end technical engineering and mission support, cyber security and logistics and equipment maintenance within our GS business segment.

The aggregate consideration paid for the acquisition was $300 million, less $25 million of initial working capital adjustments for net cash consideration of $275 million, all of which was funded by an advance on our Credit Agreement (as defined in Note 11 to our condensed consolidated financial statements). The final settlement of the working capital adjustments is expected in December of 2016. Accordingly, adjustments to the initial purchase accounting for the acquired net assets will likely be completed during the first quarter of 2017, as we obtain additional information regarding the facts and circumstances that existed as of the acquisition date.

We recognized goodwill of $124 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering of the combined operations, including HTSI's specialized technical services and KBR's logistical expertise as well as expected cost synergies. Approximately $110 million of the goodwill is deductible for income tax purposes. This acquisition is reported within our GS business segment. We recognized acquisition-related costs of $7 million, which are included in "General and administrative expenses" in our condensed consolidated statement of operations for the nine months ended September 30, 2016.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Dollars in millions
Fair value of total consideration transferred	$275

Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade receivables, net	29
CIE	93
Prepaids and other current assets	5
Total current assets	127
Property, plant and equipment, net	7
Intangible assets (a):
Customer relationships	63
Backlog	7
Deferred income taxes	8
Total assets	212

Accounts payable	23
BIE	5
Other current liabilities	33
Total current liabilities	61

Goodwill	$124

(a)	These intangible assets are amortized over their estimated useful lives up to 20 years.

HTSI’s results of operations have been included in our condensed consolidated statements of operations for periods subsequent to the acquisition on September16, 2016. The acquired HTSI businesses contributed $21 million of revenues and $2 million of gross profit for the period from September 16, 2016 through September 30, 2016. Due to the timing of the HTSI acquisition in September 2016 and the incomplete nature of the initial purchase accounting for the acquired net assets of HTSI, we have omitted certain disclosures for supplemental pro forma financial information. We intend to provide these disclosures in future filings. In connection with the transaction, we entered into a transition services agreement with the seller for a period of up to six months and primarily relates to payroll processing, human resources, information technology, real estate and other support services provided by the seller.

Wyle Inc. ("Wyle") Acquisition

On July 1, 2016, we acquired 100% of the equity interests of Wyle from its shareholders, including Court Square Capital Partners and certain officers of Wyle, pursuant to an agreement and plan of merger. Wyle delivers an array of custom solutions for customers in the U.S. Department of Defense, NASA and other federal agencies. Wyle's expertise includes systems and sustainment engineering, program and acquisition management, life science research, space medical operations, information technology and the testing and evaluation of aircraft, advanced systems and networks. The acquisition will combine KBR's strengths in international, large-scale government logistics and support operations with Wyle's specialized technical services, largely focused in the contiguous U.S.

The aggregate consideration paid for the acquisition was $600 million, including repayment of outstanding balances under Wyle's credit facility and other transaction expenses, plus $23 million of purchase price adjustments, which resulted in net cash consideration of $623 million. We funded the total cash paid with a $400 million advance on our Credit Agreement and available cash on-hand. See Note 11 to our condensed consolidated financial statements for information related to our Credit Agreement.

We recognized goodwill of $484 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering of the combined operations, including Wyle's differentiated technical capabilities and KBR's international program management and logistics expertise. Additionally, goodwill relates to the existence of Wyle's skilled employee base and other expected synergies of the combined operations. Approximately $107 million of the goodwill is deductible for income tax purposes. Certain data necessary to complete the purchase price allocation is not yet available and primarily relates to final tax returns that provide the underlying tax basis of assets and liabilities. This acquisition is reported within our GS business segment. We recognized acquisition related costs in "General and administrative expenses" in our condensed consolidated statement of operations of $3 million for the nine months ended September 30, 2016.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Dollars in millions
Fair value of total consideration transferred	$623

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	10
Trade receivables, net	47
CIE	98
Prepaids and other current assets	4
Total current assets	159
Property, plant and equipment, net	10
Intangible assets (a):
Customer relationships	82
Trademarks/trade names	48
Backlog	11
Total assets	310

Accounts payable	59
Other current liabilities	47
Total current liabilities	106
Deferred income taxes	53
Other liabilities	12
Total liabilities	171

Goodwill	$484

(a)	These intangible assets are amortized over their estimated useful lives up to 20 years with the exception of Trademarks/trade names which have an indefinite life.

Wyle’s results of operations have been included in our condensed consolidated statements of operations for periods subsequent to the acquisition on July 1, 2016. The acquired Wyle businesses contributed $177 million of revenues and $12 million of gross profit for the period from July 1, 2016 through September 30, 2016.

The following supplemental pro forma results of operations assume that Wyle had been acquired as of January 1, 2015. The supplemental pro forma financial information was prepared based on the historical financial information of Wyle and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable. The pro forma amounts reflect certain adjustments to amortization expense and interest expense associated with the portion of the purchase price funded by a $400 million advance on our Credit Agreement. The pro forma amounts also reflect adjustments to the 2016 results to exclude acquisition related costs as they are nonrecurring and directly attributable to the transaction.

The supplemental pro forma financial information presented below does not include any anticipated cost savings or expected realization of other synergies associated with the transaction. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2015, nor is it indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2016	2015	2016	2015
Revenue	1,072	1,425	3,508	4,680
Net income (loss) attributable to KBR	(62)	60	37	180
Diluted earnings per share	(0.43)	0.42	0.26	1.25

Chematur Subsidiaries Acquisition

On January 11, 2016, we acquired 100% of the outstanding common stock of three subsidiaries of Connell Chemical Industry LLC (through its subsidiary, Chematur Technologies AB): Plinke GmbH ("Plinke"), Weatherly Inc., ("Weatherly") and Chematur Ecoplanning Oy ("Ecoplanning"). Plinke specializes in proprietary technology and specialist equipment for the purification and concentration of inorganic acids used or produced in hydrocarbon processing facilities. Weatherly provides nitric acid and ammonium nitrate proprietary technologies and services to the fertilizer market. Ecoplanning offers proprietary evaporation and crystallization technologies and specialist equipment for weak acid and base solutions. As a result of this acquisition, we can expand our technology and consulting solutions into new markets while leveraging KBR's global sales and EPC capabilities.

The aggregate consideration paid for the acquisition was $25 million, less $3 million of acquired cash and other adjustments resulting in net cash consideration of $23 million. The consideration paid included an escrow of $5 million that secures the indemnification obligations of the seller and other contingent obligations related to the operation of the business.

We recognized goodwill of $22 million arising from the acquisition, which relates primarily to future growth opportunities to extend the acquired technologies outside North America to new customers and in revamping units of the existing customer base globally. None of the goodwill is deductible for income tax purposes. The purchase price allocation is substantially complete with the exception of final tax returns that provide the underlying tax basis of assets and liabilities. This acquisition is reported within our T&C business segment. We recognized acquisition related costs in "General and administrative expenses" on our condensed consolidated statement of operations of $1 million for the nine months ended September 30, 2016.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date and subsequent working capital adjustments.

Dollars in millions
Fair value of total consideration transferred	$25

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	2
Trade receivables, net	5
CIE	8
Prepaids and other current assets	8
Total current assets	23
Intangible assets (a):
Developed technology	10
Customer relationships	7
Trademarks/trade names	2
Other assets	1
Total assets	43

Accounts payable	2
BIE	13
Other current liabilities	8
Total current liabilities	23
Deferred income taxes	11
Other liabilities	6
Total liabilities	40

Goodwill	$22

(a)	These intangible assets are amortized over their estimated useful lives up to 20 years with the exception of Trademarks/trade names which have an indefinite life.

As a result of this acquisition, $4 million and $18 million of revenues for the three and nine months ended September 30, 2016, respectively, and a gross loss of less than $1 million for the three months ended September 30, 2016 and break even for the nine months ended September 30, 2016, respectively, were included in our condensed consolidated statements of operations.

New Investments

In February 2016, we executed agreements to establish a new joint venture within our GS business segment. See Note 9 to our condensed consolidated financial statements for information related to the establishment of this new joint venture.

Note 4. Cash and Equivalents

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

The components of our cash and equivalents balance are as follows:

	September 30, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$129	$190	$319
Short-term investments (c)	193	5	198
Cash and equivalents held in joint ventures	47	5	52
Total	$369	$200	$569

	December 31, 2015
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$177	$253	$430
Short-term investments (c)	293	107	400
Cash and equivalents held in joint ventures	49	4	53
Total	$519	$364	$883

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 5. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	September 30, 2016
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$3	$55	$58
Engineering & Construction	67	368	435
Government Services	5	188	193
Other	—	3	3
Subtotal	75	614	689
Non-strategic Business	5	14	19
Total	$80	$628	$708

	December 31, 2015
Dollars in millions	Retainage	Trade & Other	Total
Technology & Consulting	$—	$70	$70
Engineering & Construction	51	402	453
Government Services	2	75	77
Other	—	2	2
Subtotal	53	549	602
Non-strategic Business	9	17	26
Total	$62	$566	$628

Note 6. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2016	2015
Technology & Consulting	$25	$42
Engineering & Construction	123	114
Government Services	242	68
Subtotal	390	224
Non-strategic Business	—	—
Total	$390	$224

Our BIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2016	2015
Technology & Consulting	$52	$72
Engineering & Construction	347	307
Government Services	67	69
Subtotal	466	448
Non-strategic Business	71	61
Total	$537	$509

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2016	2015
Amounts included in project estimates-at-completion at January 1,	$46	$31
Additions	12	48
Approved change orders	(32)	(40)
Adjustment due to disposition of business	—	(6)
Amounts included in project estimates-at-completion at September 30,	$26	$33

Amounts recorded in revenues on a percentage-of-completion basis at September 30,	$24	$32

The table above excludes unapproved change orders and claims related to our unconsolidated affiliates. Our proportionate share of unapproved change orders and claims was $65 million as of September 30, 2016 and $59 million as of September 30, 2015 on a project in our E&C business segment.

Liquidated damages

Some of our engineering and construction contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in our condensed consolidated statements of operations.

It is possible that liquidated damages related to several projects totaling $5 million and $6 million at September 30, 2016 and December 31, 2015, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance, we have concluded these liquidated damages are not probable and therefore, they have not been recognized.

Note 7. Claims and Accounts Receivable

The components of our claims and accounts receivable account balance not expected to be collected within the next 12 months are as follows:

	September 30,	December 31,
Dollars in millions	2016	2015
Engineering & Construction	$400	$400
Government Services	128	126
Total	$528	$526

Our E&C business segment's claims and accounts receivable is related to our EPC 1 arbitration. See Note 14 to our condensed consolidated financial statements under PEMEX and PEP Arbitration for further discussion.

Our GS business segment's claims and accounts receivable reflects claims filed with the U.S. government related to payments not yet received for cost incurred under various U.S. government contracts. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount above is $83 million as of September 30, 2016 and December 31, 2015, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 13 of our condensed consolidated financial statements for additional discussions. The amount above also includes $45 million and $43 million as of September 30, 2016 and December 31, 2015, respectively, related to contracts where our costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 8. Restructuring

In connection with our long-term strategic reorganization, we announced that beginning in the fourth quarter of 2014 we would undertake a restructuring, which would include actions such as reducing the amount of real estate we utilized and significantly reducing our workforce. There were additional actions undertaken in 2015 and 2016, including staff reductions to support current business levels. The employees affected by these reductions are eligible for separation benefits upon their termination and the dates have occurred or are expected to occur through 2017. The table below provides a rollforward of one-time charges associated with employee terminations based on the fair value of the termination benefits. These amounts are included in "other current liabilities" on our condensed consolidated balance sheets.

Dollars in millions	Severance Accrual
Balance at December 31, 2015	$19
Charges	15
Payments	(21)
Balance at September 30, 2016	$13

Balance at December 31, 2014	$21
Charges	11
Payments	(23)
Balance at September 30, 2015	$9

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	September 30,	December 31,
Dollars in millions	2016	2015
Beginning balance	$281	$151
Equity in earnings of unconsolidated affiliates	81	149
Distribution of earnings of unconsolidated affiliates (a)	(43)	(92)
Advances (receipts)	3	(10)
Investments (b)	5	80
Foreign currency translation adjustments	(1)	(9)
Other	(7)	1
Balance before reclassification	$319	$270
Reclassification of excess distributions (a)	12	16
Recognition of excess distributions (a)	(4)	(5)
Ending balance	$327	$281

(a)
We received cash dividends in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as "deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognize these dividends as earnings are generated by the investment.

(b)
In 2015, investments included a $58 million investment in the Brown & Root Industrial Services joint venture, a $24 million investment in EPIC Piping LLC ("EPIC") joint venture, and the disposition of a joint venture included in the sale of the Building Group.

Equity Method Investments

New Investments

U.K. Military Flying Training System ("UKMFTS") project. In February 2016, Affinity Flying Training Services Ltd. ("Affinity"), a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities.  We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt.  During the first quarter of 2016, under the terms of the subordinated debt agreement between the partners and Affinity, we advanced our proportionate share, or $14 million, to meet initial working capital needs of the venture. We expect repayment on the advance and the associated interest over the term of the project. The amount is included in the "equity in and advances" balance on our condensed consolidated balance sheets as of September 30, 2016 and in "(Advances to) payments from unconsolidated affiliates, net" in our condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

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

	September 30, 2016
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Affinity project	$12	$3	$12
Aspire Defence project	$14	$116	$14
Ichthys LNG project	$125	$46	$125
U.K. Road projects	$31	$10	$31
EBIC Ammonia plant (65% interest)	$34	$2	$21

	December 31, 2015
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Aspire Defence project	$17	$121	$17
Ichthys LNG project	$87	$63	$87
U.K. Road projects	$34	$11	$34
EBIC Ammonia plant (65% interest)	$36	$2	$22

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2016 and 2015, our revenues included $179 million and $223 million, respectively, related to the services we provided to our joint ventures, primarily within our E&C business segment. Under the terms of our transition services agreement ("TSA") with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the nine months ended September 30, 2016, we incurred approximately $13 million of reimbursable costs under the TSA. In addition, in 2015, we entered into an alliance agreement with our EPIC joint venture to provide certain pipe fabrication services to KBR. For the nine months ended September 30, 2016, EPIC performed $22 million of services to KBR under the agreement.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
Dollars in millions	2016	2015
Accounts receivable, net of allowance for doubtful accounts (a)	$30	$7
Costs and estimated earnings in excess of billings on uncompleted contracts (b)	$1	$5
Billings in excess of costs and estimated earnings on uncompleted contracts (b)	$51	$55
Accounts payable (c)	$—	$9

(a)	Includes a $19 million net receivable from the Brown & Root Industrial Services joint venture at September 30, 2016.

(b)	Reflects CIE and BIE primarily related to joint ventures within our E&C business segment as discussed above.

(c)	Reflects a $9 million net payable to the Brown & Root Industrial Services joint venture at December 31, 2015.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2016
	Total assets	Total liabilities
Gorgon LNG project	$29	$62
Escravos Gas-to-Liquids project	$16	$27
Fasttrax Limited project	$62	$57

Dollars in millions	December 31, 2015
	Total assets	Total liabilities
Gorgon LNG project	$117	$145
Escravos Gas-to-Liquids project	$16	$33
Fasttrax Limited project	$74	$70

Note 10. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	1	15	1	19
Expected return on plan assets	(1)	(21)	—	(24)
Recognized actuarial loss	—	7	1	11
Net periodic benefit cost	$—	$1	$2	$6

	Nine Months Ended September 30,
	2016		2015
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	2	48	2	57
Expected return on plan assets	(2)	(67)	(2)	(73)
Recognized actuarial loss	1	21	4	35
Net periodic benefit cost	$1	$3	$4	$20

For the nine months ended September 30, 2016, we have contributed approximately $31 million of the $41 million we expect to contribute to our international plans in 2016.

Note 11. Debt and Other Credit Facilities

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

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate ("LIBOR") plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of September 30, 2016, there were $95 million in letters of credit outstanding. As a result of the Wyle and HTSI acquisitions discussed in Note 3 to our condensed consolidated financial statements, we funded $700 million of acquisition consideration with borrowings under our Credit Agreement, of which $650 million remains outstanding as of September 30, 2016. We intend to seek long-term financing to replace a portion of this debt in early 2017.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to a rolling four-quarter consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 14 to our condensed consolidated financial statements). As of September 30, 2016, the remaining availability under the Distribution Cap was approximately $664 million.

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

Note 12. Income Taxes

The effective tax rate was approximately 17% and 43% for the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was approximately 24% and 26%, respectively. The tax rates for the three and nine months ended September 30, 2016 reflect project losses in the U.S. for which we do not recognize tax benefits as well as a discrete tax benefit in the quarter related to a recovery of foreign withholding taxes previously expensed associated with a completed EPC project in Nigeria.

Our estimated annual effective tax rate for 2016 is currently projected to be 52%, which is higher than the U.S. statutory rate of 35% primarily due to project losses in the U.S. for which we do not recognize tax benefits as well as forecasted income in higher tax rate jurisdictions. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2016 earnings are generated.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Undistributed earnings of foreign subsidiaries that are no longer permanently reinvested become subject to deferred income taxes under U.S. tax law. Prior to the third quarter of 2016, we asserted that the undistributed earnings of our foreign subsidiaries above the amount for which we had already provided income taxes continued to be considered permanently reinvested. As a result of strategic business acquisitions and previously announced estimated contract losses during the third quarter, we determined the need to reevaluate our permanent reinvestment assertion of certain undistributed foreign earnings. Likewise, we have provided cumulative income taxes of $40 million on certain foreign earnings which provide us, if necessary, the ability to repatriate an additional $300 million of international cash without recognizing additional tax expense.

In determining whether the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. The remaining international cash balances associated with past foreign earnings which we currently consider to be permanently reinvested in our foreign entities are not available for domestic use. Our undistributed earnings above the previously established amounts for which we have already provided income taxes continue to be considered permanently reinvested in the foreseeable future. These undistributed earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend.

The valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015 was $541 million and $542 million, respectively. The change in the valuation allowance was $5 million and $(48) million in the three months ended September 30, 2016 and 2015, respectively, and $(1) million and $(60) million for the nine months ended September 30, 2016 and 2015, respectively. The valuation allowance is primarily related to foreign tax credit carryforwards, foreign and state net operating loss carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. The changes in the valuation allowance for the three and nine months ended September 30, 2016 is reflective of an increase in the valuation of our foreign tax credit carryforwards primarily offset by a decrease in the valuation allowance related to deferred taxes provided on certain foreign earnings.

The reserve for uncertain tax positions included in "other liabilities" and "deferred income taxes" on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 was $274 million and $257 million, respectively. The balance at September 30, 2016 includes a $14 million reserve for uncertain tax positions from acquisitions that occurred during the third quarter.

Note 13. U.S. Government Matters

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

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV and other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2017. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government which need to be resolved in order to close the contracts. The closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and Memorandums for Record ("MFRs") and resolving issues raised in U.S. government audits. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the Armed Services Board of Contract Appeals ("ASBCA") or the U.S. Court of Federal Claims ("COFC"). We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

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

The U.S. government had issued Form 1s, questioning $173 million of billed costs as of September 30, 2016 and December 31, 2015. They had previously paid us $90 million as of each period related to our services on these contracts and the remaining balance of $83 million for each period is included in “claims and accounts receivable" on our condensed consolidated balance sheets. In addition, we have withheld $32 million from our subcontractors at September 30, 2016 and December 31, 2015, related to these questioned costs.

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

As of September 30, 2016, the DCAA has completed audits and we have concluded negotiations of both direct and indirect incurred costs for the years of performance under LogCAP III (2003-2014). The DCAA is scheduling reviews for other active projects for the years subsequent to 2014. The direct claimed cost for these years still to be reviewed was $240 million and the indirect costs invoiced for these years amount to $18 million.

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

As a result of the Form 1s, open audits and claims discussed above, we have accrued a reserve for unallowable costs at September 30, 2016 and December 31, 2015 of $58 million and $50 million, respectively, as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheet.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the False Claims Act ("FCA"), which prohibits in general terms fraudulent billings to the government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC, Electrocution, and Burn Pit matters described below are billable under the LogCAP III contract or, in the case of the Electrocution litigation, covered by insurance, and that any such costs or damages awarded in the Sodium Dichromate matter are billable under the Restore Iraqi Oil (“RIO”) contract and the related indemnity described below. All costs billed under LogCAP III or RIO are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We paid FKTC $19 million and will pay $4 million on pay-when-paid terms in the contract. We have accrued amounts we believe are payable to FKTC in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets. The remaining $26 million owed to FKTC under the contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see Department of Justice ("DOJ") False Claims Act complaint - FKTC Containers below). At this time, we believe the likelihood we would incur a loss related to this matter is remote.

Electrocution litigation. During 2008, a lawsuit was filed against KBR in the Allegheny County Common Pleas Court alleging that the Company was responsible for an electrical incident which resulted in the death of a soldier at the Radwaniyah Palace Complex near Baghdad, Iraq. Plaintiffs are claiming unspecified damages for personal injury, death and loss of consortium by the parents. The case is currently pending before the U.S. District Court for the Western District of Pennsylvania, and the court is considering a number of KBR's dispositive motions. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood we would incur a loss related to this matter is remote. As of September 30, 2016, no amounts have been accrued.

Burn Pit litigation. From November 2008 through current, KBR has been served with in excess of 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. These suits have been consolidated and are pending in U.S. Federal District Court in Baltimore, Maryland, where a hearing on KBR’s jurisdictional motions is scheduled for December 2016. The plaintiffs are claiming unspecific damages. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2016, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003, which were consolidated into the case pending in the U.S. District Court for the Southern District of Texas. The Texas case was then dismissed by the Court on the merits on multiple grounds including the conclusion that no one was injured and is now on appeal to the Fifth Circuit. The plaintiffs are claiming unspecified damages. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2016, no amounts have been accrued.

COFC/ASBCA Claims. During the period of time since the first sodium dichromate litigation was filed, we have incurred legal defense costs that we believe are reimbursable under the related U.S. government contract. We have billed for these costs and filed claims to recover the associated costs incurred to date. Due to KBR's inability to procure adequate insurance coverage for this work, the Secretary of the Army approved the inclusion of an indemnification provision in the RIO Contract pursuant to Public Law 85-804. After KBR filed claims for payment, the ASBCA issued an order in August 2015 holding that KBR is entitled to reimbursement of the sodium dichromate legal fees and any resulting judgments pursuant to the 85-804 indemnity agreement. This ruling was eligible for appeal and was subsequently appealed by the USACE in December 2015. On June 23, 2016, KBR and USACE entered into a settlement agreement regarding reimbursement of the $33 million in legal fees and interest incurred through the time of the claim. As part of the settlement, all reasonable future defense costs and payment of awards will be reimbursed consistent with the Government's indemnity obligation. This matter is now resolved.

Qui tams. We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of September 30, 2016, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the federal regulations. As of September 30, 2016, we have incurred and expensed $10 million in legal costs to date in defending ourselves in qui tams. Five of the remaining qui tam cases either have been dismissed, are on appeal from a dismissal or are at the dismissal stage. There are two active cases as discussed below.

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the FCA by KBR and KBR subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009. The court is currently considering KBR's motion for summary judgment. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2016, no amounts have been accrued.

Howard qui tam. In March 2011, Geoffrey Howard filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014 the Department of Justice declined to intervene and the case was partially unsealed. The case is starting discovery. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2016, no amounts have been accrued.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR submitted false claims to the U.S. government for reimbursement of costs for FKTC's services of, which the U.S. government alleges were inflated, unverified, not subject to an adequate price analysis and had been contractually assumed by FKTC. Our contractual dispute with the Army over this settlement has been ongoing since 2005. In March 2014, KBR's motion to dismiss was denied and in September 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. The case is currently in discovery which we expect to be substantially completed in 2017. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2016, no amounts have been accrued.

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

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FTKC filed a motion to dismiss which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of September 30, 2016, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case is set to close July 13, 2017 with the trial set to begin January 22, 2018.

Note 14. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, seek class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our current and former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. The case is currently pending in the U.S. District Court for the Southern District of Texas. KBR's Motion to Dismiss was denied in September 2015. We intend to continue to vigorously defend against these claims. Discovery in the case has begun and is expected to continue through early 2017. At this time, we expect legal fees incurred in defending this claim to reach or exceed the retention amount of our directors & officers liability insurance policy beyond which such costs should be recoverable from insurers. We believe the likelihood that we would incur a loss related to this matter is remote. Legal fees to date have been expensed as incurred.

Butorin v. Blount et al, is a May 2014 shareholder derivative complaint pending in the U.S. District Court of Delaware and filed on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. KBR has filed a Motion to Dismiss, to which the derivative plaintiff has responded. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.
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

PEMEX and PEP Arbitration

In 2004, we filed for arbitration with the International Chamber of Commerce ("ICC") claiming recovery of damages against PEP, a subsidiary of PEMEX, the Mexican national oil company, related to a 1997 contract between PEP and our subsidiary, Commissa, and PEP subsequently counterclaimed. The project, known as EPC 1, required Commissa to build offshore platforms and treatment and reinjection facilities in Mexico and encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. In 2009, the ICC arbitration panel awarded us a total of approximately $351 million including legal and administrative recovery fees as well as interest and PEP was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In August 2016, the U.S. Court of Appeal for the Second Circuit affirmed a 2013 District Court ruling confirming the ICC award and PEP filed a Motion for Rehearing in September 2016. PEP has posted $465 million as security for the judgment, pending exhaustion of all appeals.

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

Performance Bonds

We had provided approximately $80 million in performance bonds to PEP when the project was awarded. The bonds were written by a Mexican bond company and backed by a U.S. insurance company which is indemnified by KBR. As a result of the ICC arbitration award in December 2009, the panel determined that KBR had performed on the project and recovery on the bonds by PEP was precluded.  Notwithstanding, PEP filed an action in Mexico in June 2010 against the Mexican bond company to collect the bonds. On June 17, 2013, after proceedings in multiple Mexican courts, we were required to pay $108 million to the Mexican bond company, which consists of the $80 million in outstanding bonds, $26 million in related interest and other expenses and $2 million in legal and banking fees.

Consistent with our treatment of probable claim recoveries, we have recorded $400 million of the ICC arbitration award, net of advances, in "claims and accounts receivable" on the condensed consolidated balance sheets. PEP has posted $465 million in cash collateral in the U.S. under the control of the Federal District Court in New York. In addition we have taken action to attach assets in Luxembourg as additional protection to collect on the ICC arbitration award. Although it is possible we could resolve and collect the amounts due from PEP in the next 12 months, we believe the timing of the collection of the award is uncertain; therefore, consistent with our prior practice, as of September 30, 2016, we continue to classify the amount recorded for financial reporting purposes due from PEP as long term.

Other Matters

The U.S. DOJ and the SEC are conducting investigations of activities Unaoil, a Monaco based company, may have engaged in related to international projects involving several global companies, as well as KBR's interactions with Unaoil. KBR is cooperating with the DOJ and the SEC in their investigations, which includes the voluntary submission of information and compliance with document requests, including a formal request from the SEC by subpoena.

Note 15. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	14	14	—	—	—	—
Tax benefit increase related to share-based plans	—	—	—	—	—	—
Dividends declared to shareholders	(34)	—	(34)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income	35	—	26	—	—	9
Other comprehensive income (loss), net of tax	38	—	—	—	39	(1)
Balance at September 30, 2016	$1,097	$2,083	$587	$(767)	$(792)	$(14)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of noncontrolling interest	(40)	(40)	—	—	—	—
Share-based compensation	14	14	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(35)	—	(35)	—	—	—
Repurchases of common stock	(22)	—	—	(22)	—	—
Issuance of ESPP shares	5	—	—	5	—	—
Distributions to noncontrolling interests	(21)	—	—	—	—	(21)
Net income	178	—	161	—	—	17
Other comprehensive income (loss), net of tax	(41)	—	—	—	(44)	3
Balance at September 30, 2015	$974	$2,066	$565	$(729)	$(920)	$(8)

Accumulated other comprehensive loss, net of tax

	September 30,
Dollars in millions	2016	2015
Accumulated foreign currency translation adjustments, net of tax of $3 and $(1)	$(247)	$(280)
Pension and post-retirement benefits, net of tax of $204 and $226	(542)	(638)
Fair value of derivatives, net of tax of $0 and $0	(3)	(2)
Total accumulated other comprehensive loss	$(792)	$(920)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	22	—	—	22
Amounts reclassified from accumulated other comprehensive income	—	18	(1)	17
Balance at September 30, 2016	$(247)	$(542)	$(3)	$(792)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2014	$(203)	$(670)	$(3)	$(876)
Other comprehensive income adjustments before reclassifications	(77)	—	—	(77)
Amounts reclassified from accumulated other comprehensive income	—	32	1	33
Balance at September 30, 2015	$(280)	$(638)	$(2)	$(920)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2016	2015	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(22)	$(39)	See (a) below
Tax benefit	4	7	Provision for income taxes
Net pension and post-retirement benefits	$(18)	$(32)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 10 to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	—	n/a	$—
Repurchases under the existing share maintenance programs	—	n/a	—	—	n/a	—
Withheld to cover shares	15,608	$13.76	—	161,153	$13.98	2
Total	15,608	$13.76	$—	161,153	$13.98	$2

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	250,000	$16.92	$4	746,440	$15.72	$12
Repurchases under the existing share maintenance programs	—	n/a	—	466,974	15.43	7
Withheld to cover shares	7,868	17.85	—	163,274	16.97	3
Total	257,868	$16.94	$4	1,376,688	$15.77	$22

Note 17. Income per Share

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

For purposes of applying the two-class method in computing income per share, there were none and $0.2 million net earnings allocated to participating securities, or a negligible amount per share, for the three and nine months ended September 30, 2016, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2015 were $0.5 million and $1.4 million, or a negligible amount per share, respectively. The diluted income per share calculation did not include 2.9 million and 3.2 million antidilutive weighted average shares for the three and nine months ended September 30, 2016, respectively. The diluted income per share calculation did not include 3.6 million antidilutive weighted average shares for the three and nine months ended September 30, 2015, respectively.

Note 18. Financial Instruments and Risk Management

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

As of September 30, 2016, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $131 million, all of which had durations of 12 days or less. We also had approximately $22 million (gross notional value) of cash flow hedges which had durations of approximately 34 months or less.

The fair value of our balance sheet and cash flow hedges included in "other current assets" and "other current liabilities" on our condensed consolidated balance sheets was immaterial at September 30, 2016 and December 31, 2015, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	September 30,	December 31,
Gains (losses) dollars in millions	2016	2015
Balance sheet hedges - fair value	$(7)	$(40)
Balance sheet position - remeasurement	22	50
Net	$15	$10

Note 19. Recent Accounting Pronouncements

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

We plan to adopt this ASU on January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial statements. We have not yet determined the effect of the adoption on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecast and is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods after December 15, 2018, including interim periods within those annual periods. We are currently in the process of assessing the impact of this ASU on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow topics with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We are currently in the process of assessing the impact of this ASU on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

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

Business Environment

Our portfolio includes highly-specialized engineering services, mission and logistics support solutions, process technologies, energy project technical consulting, program management, construction, asset life cycle solutions and other related services. We provide these services to various international and United States ("U.S.") governmental agencies and a wide range of customers across the hydrocarbons value chain. The demand for our services depends on the level of capital and operating expenditures of our customers, which is often considered alongside prevailing market conditions and the availability of resources to support and fund projects. The significant decline in commodity prices has resulted in many of our oil and gas customers taking steps to defer, suspend or terminate capital expenditures which result in delayed or reduced volumes of business for us.

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

We expect continued opportunities within our global GS business as we drive higher value and lower cost solutions to support governments’ increasing training needs, operation, maintenance and sustainment requirements. International tensions are also likely to contribute to increased demand for our international military support services. Additionally, the acquisition of Wyle Inc. ("Wyle") and Honeywell Technology Solutions ("HTSI") in the third quarter of 2016 moves KBR’s GS business into the domestic U.S. high value engineering services industry for such clients as NASA and U.S. government military agencies.

We believe KBR has a balanced portfolio of upstream, midstream and downstream solutions as well as recurring government services outsourcing opportunities.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Overview of Financial Results

For the third quarter of 2016, we generated revenues in excess of $1 billion and net loss attributable to KBR of $63 million. Highlights in the quarter include the completed acquisitions of Wyle and HTSI, consistent with our strategic objective of expanding GS offerings into higher end technical services which offer increased margins with a lower risk profile; continued progress in reducing our operating expenses, which has resulted in savings in excess of $200 million across the Company; key wins in our GS segment (Pacific Global Contingency Service Multiple Award contract and Kuwait Base Operations & Security Support Services contract) and in our E&C segment (FEED for Woodfibre LNG Export contract and Singapore LNG Study contract); cost increases totaling $126 million on two projects, the majority of which is for an electric power-generating facility within our Non-strategic Business segment. We intend to exit the fixed-price engineering, procurement and construction ("EPC") power business upon completion of this remaining project.

Our E&C business segment generated revenues of $595 million and gross profit and equity in earnings totaling $12 million. We continue to successfully execute two major LNG projects in Australia where one of the major LNG projects is nearing completion and close out activities have begun. The second LNG project will continue throughout 2017 and into 2018. Our E&C business was adversely impacted by $40 million in additional estimated losses related to unforeseen costs during startup and commissioning on an ammonia project in the U.S. This project has successfully completed performance testing and in October 2016, care, custody and control of the plant were transferred to the customer. While the global hydrocarbons market remains challenged, we have been awarded opportunities on early-stage activities on LNG projects for Woodfibre LNG and Singapore LNG. We continue to pursue opportunities in our target markets and expanding our Brown & Root Industrial Services model where we join with a local partner to execute maintenance and small capital expenditure projects on plants already in operation.

Our GS business segment, where we focus on full life-cycle support solutions to defense, space, aviation and other programs and missions for governmental agencies in the U.S., United Kingdom ("U.K.") and Australia, generated revenues of $401 million and gross profit plus equity in earnings of $40 million. Gross profits and equity in earnings increased by $23 million compared to $17 million in 2015. The improved results were driven by contributions from our recent acquisitions of Wyle and HTSI, continued growth on the LogCAP IV contract supporting the U.S. military, and continued growth on other international base operations contracts in support of the U.S. military. During the third quarter of 2016, our GS business segment secured two contracts with the U.S. Department of Defense, the Pacific Global Contingency Service Multiple Award contract and the Kuwait Base Operations & Security Support Services contract.

Our T&C business segment generated revenues of $67 million and gross profits plus equity in earnings of $17 million for the third quarter of 2016 compared to revenues of $79 million and gross profit of $17 million in the third quarter of 2015. Decreases in proprietary equipment sales in the quarter resulted in lower revenue; however, margins were favorably impacted by a number of technology license milestones achieved in the period.

Our Non-strategic Business segment was created as a part of our restructuring initiative and is composed of two EPC power projects, one of which is completed and the other is currently in a loss position. This business segment generated revenues of $10 million and a gross loss of $86 million during the quarter driven by $86 million in additional forecasted costs to complete the one remaining project. The increase in forecast costs resulted primarily from cost increases from poor subcontractor construction productivity, schedule delays and changes in execution strategy.

The information below is an analysis of our consolidated results for the three months ended September 30, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Revenues	$1,073	$1,199	$(126)	(11)%

The decrease in consolidated revenues primarily resulted from reduced activity due to the substantial completion of several projects, including an LNG project in Australia and the elimination of $122 million of revenues due to the sale of our controlling interest in and resulting deconsolidation of our Industrial Services Americas business in the third quarter of 2015, within our E&C business segment. The completion of two power projects during 2015 as we exit this business, as well as the sale of the Infrastructure

Americas businesses in the fourth quarter of 2015 within our Non-strategic Business segment also contributed to a decline in revenues. The decreases were partially offset by activity within our GS business segment, which included the expansion of existing contracts and the addition of $198 million of revenues related to the acquisitions of Wyle and HTSI during the quarter. In addition, our T&C business segment was impacted by new acquisitions and increased proprietary equipment sales.

Gross Profit (Loss)	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gross profit (loss)	$(36)	$87	$(123)	(141)%

The decrease in consolidated gross profit was primarily due to an $86 million increase in subcontractor costs on a power project in our Non-strategic Business segment as well as $40 million of increased costs resulting from equipment failure during plant start-up on an EPC ammonia project in the U.S. within our E&C business segment. These decreases were offset by the expansion of existing contracts as well as results from the recent acquisitions within our GS business segment discussed above.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Equity in earnings of unconsolidated affiliates	$19	$35	$(16)	(46)%

The decrease in equity in earnings of unconsolidated affiliates was due to lower activity on an LNG project joint venture in Australia as well as our offshore maintenance joint venture in Mexico within our E&C business segment.

General and Administrative Expenses	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
General and administrative expenses	$(43)	$(38)	$5	13%

The increase in general and administrative expenses was primarily due to $8 million of costs related to the acquisitions in the third quarter of 2016 offset by reduced overhead costs resulting from headcount reductions and other cost savings initiatives. General and administrative expenses in the third quarter of 2016 and 2015 included $22 million and $27 million, respectively, related to corporate activities and $21 million and $11 million, respectively, related to the business segments.

Asset Impairment and Restructuring Charges	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Asset impairment and restructuring charges	$(7)	$(15)	$(8)	(53)%

Asset impairment and restructuring charges in 2016 were the result of additional impairment on leasehold improvements as a result of early termination of lease arrangement related to a lease within our E&C business segment as well as additional severance costs primarily within our E&C Americas business segment related to the workforce reduction efforts during the third quarter of 2016.

Gain on Disposition of Assets	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gain on disposition of assets	$—	$6	$(6)	(100)%

The gain on disposition of assets in third quarter of 2015 primarily reflects the gain recognized on the deconsolidation of our Industrial Services Americas business within our E&C business segment.

Other Non-operating Income (Expense)	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Other non-operating income (expense)	$(1)	$3	$(4)	(133)%

Other non-operating income (expense) includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The change to other non-operating expense from income in the prior year was primarily due to foreign exchange gains of $4 million in the third quarter of 2015 that did not recur in 2016.

Benefit (Provision) for Income Taxes	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Income (loss) before income taxes and noncontrolling interests	$(68)	$78	$(146)	(187)%
Benefit (provision) for income taxes	$11	$(19)	$(30)	(158)%

Our provision for income taxes for the second quarter of 2016 reflects a 17% tax rate as compared to a 24% tax rate in 2015. Income tax benefit for the quarter ended September 30, 2016 reflects project losses in the U.S. for which we do not recognize tax benefits as well as a discrete tax benefit in the quarter related to a recovery of foreign withholding taxes previously expensed on a completed EPC contract in Nigeria. See Note 12 to our condensed consolidated financial statements for an explanation of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Net income attributable to noncontrolling interests	$(6)	$(4)	$2	50%

Net income attributable to noncontrolling interests was impacted by a negotiated settlement with the customer on a completed EPC contract in Nigeria as well as favorable activity on another consolidated joint venture which was partially offset by the substantial completion of a major LNG project in Australia in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended September 30,
Dollars in millions	2016	2015
Revenues
Technology & Consulting	$67	$79
Engineering & Construction	595	828
Government Services	401	176
Other	—	—
Subtotal	1,063	1,083
Non-strategic Business	10	116
Total	$1,073	$1,199

Gross profit (loss)
Technology & Consulting	$17	$17
Engineering & Construction	1	48
Government Services	32	8
Other	—	—
Subtotal	50	73
Non-strategic Business	(86)	14
Total	$(36)	$87

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	11	26
Government Services	8	9
Other	—	—
Subtotal	19	35
Non-strategic Business	—	—
Total	$19	$35

Gross profit (loss) and equity in earnings of unconsolidated affiliates
Technology & Consulting	$17	$17
Engineering & Construction	12	74
Government Services	40	17
Other	—	—
Subtotal	69	108
Non-strategic Business	(86)	14
Total	$(17)	$122

Total general and administrative expenses	$(43)	$(38)

Asset impairment and restructuring charges	$(7)	$(15)

Gain on disposition of assets	$—	$6

Total operating income	$(67)	$75

Technology & Consulting

T&C revenues decreased by $12 million, or 15%, to $67 million in the third quarter of 2016 compared to $79 million in the third quarter of 2015. This was due primarily to a decrease in proprietary equipment sales and reduced awards of new consulting contracts from upstream oil projects. The three technology companies acquired in the first quarter of 2016 contributed $4 million in revenues during this period.

T&C gross profit of $17 million remained flat in the third quarter of 2016 compared to the third quarter of 2015 and was impacted by a higher profitability on the mix of projects executed, including technology license milestones achieved in the period and reduced overhead costs resulting from our previously announced restructuring plan offset by delays in new work, completion of existing projects and a reduction in new consulting project awards and losses on projects related to the acquisition discussed above.

Engineering & Construction

E&C revenues decreased by $233 million, or 28%, to $595 million in the third quarter of 2016 compared to $828 million in the third quarter of 2015. This decrease was primarily due to reduced activity on several projects including one of the major LNG projects in Australia, the elimination of $122 million of revenues resulting from the deconsolidation of our Industrial Services Americas business during the third quarter of 2015, reduced activity on two ammonia projects in the U.S., and lower volume on other projects in Europe and the Middle East.

E&C gross profit decreased by $47 million, or 98% to $1 million in the third quarter of 2016 compared to $48 million, in the third quarter of 2015. This decrease was primarily due to $40 million of unforeseen costs resulting from the mechanical failure of a vendor supplied compressor and pumps during commissioning as well as various mechanical issues encountered during start-up on an EPC ammonia project in the U.S., reduced activity on the LNG project in Australia and the deconsolidation of our Industrial Services Americas business discussed above. We intend to pursue change orders from our customer as well as recovery of cost from our subcontractors on the EPC ammonia project discussed above which is in the final stages of completion. The decrease in gross profit was partially offset by a settlement on a legacy project in Canada as well as reduced overhead costs resulting from our previously announced restructuring plan.

E&C equity in earnings of unconsolidated affiliates decreased by $15 million, or 58%, to $11 million in the third quarter of 2016 compared to $26 million in the third quarter of 2015. This decrease was primarily due to lower activity on an LNG project joint venture in Australia as well as our offshore maintenance joint venture in Mexico.

Government Services

GS revenues increased by $225 million, or 128%, to $401 million in the third quarter of 2016 compared to $176 million in the third quarter of 2015. This increase was due to continued expansion of existing U.S. military support contracts under LogCAP IV and the addition of $198 million of revenues related to the acquisitions of Wyle and HTSI in the third quarter of 2016.

GS gross profit increased by $24 million to $32 million in the third quarter of 2016 compared to $8 million in the third quarter of 2015. The increase in gross profit was attributable to the expansion of U.S. government contracts and the recent acquisitions discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $1 million, or 11%, to $8 million in the third quarter of 2016 compared to $9 million in the third quarter of 2015 primarily due to reduced equity earnings from a U.K. Ministry of Defense ("MoD") construction project that was nearing completion in 2015.

Non-strategic Business

Non-strategic Business revenues decreased by $106 million, or 91%, to $10 million in the third quarter of 2016 compared to $116 million in the third quarter of 2015. This decrease was due to the completion of two power projects during 2015 as we exit this business, as well as the elimination of $9 million of revenues resulting from the sale of the Infrastructure Americas business in the fourth quarter of 2015.

Non-strategic Business gross profit decreased by $100 million to a loss of $86 million in the third quarter of 2016 compared to a profit of $14 million in the third quarter of 2015. This decrease was primarily due to increased costs from poor subcontractor productivity, resulting schedule delays and changes in the project execution strategy of $86 million on a power project, as well as the non-recurrence of favorable settlements with a vendor in the third quarter of 2015. We intend to pursue change orders from our customer as well as recovery of cost from our subcontractors on the power project discussed above.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Overview of Financial Results

Our earnings for the nine months ended September 30, 2016 are reduced compared to the nine months ended September 30, 2015 largely driven by increased forecasted costs to complete two EPC projects in the third quarter of 2016, lower progress on one of our major LNG projects in Australia, reduced volume on our offshore maintenance joint venture in Mexico and gain on sale of assets of $34 million recognized in the second quarter of 2015 that did not recur in 2016.

Our E&C business segment generated revenues of $1.8 billion and gross profit plus equity in earnings of $117 million during the nine months ended September 30, 2016.

Our T&C business segment results experienced lower overall margins due to the mix of projects where strong proprietary equipment revenues made up the majority of revenues with a lower proportion of revenues from higher margin consulting services and license fees.

Our GS business segment results were improved by expansion of existing U.S. government contracts, favorable settlement on the reimbursement of previously expensed legal fees, approval of a change order on a road construction project in the Middle East and contributions from our acquisitions of Wyle and HTSI.

Our Non-strategic Business segment continues to make progress toward completing two EPC power projects, one of which is largely complete and the other project expected to be completed in the first half of 2017. This segment has been adversely impacted by $112 million in unfavorable charges primarily due to increased subcontractor costs on one of the power projects.

The information below is an analysis of our consolidated results for the nine months ended September 30, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Revenues	$3,078	$4,016	$(938)	(23)%

The decrease in consolidated revenues was primarily driven by lower activity on two LNG projects in Australia, reduced activities on two ammonia projects in the U.S. and the elimination of $367 million of revenues related to the deconsolidation of our Industrial Services Americas business in the third quarter of 2015. The elimination of $162 million of revenues related to the sale of the Building Group and Infrastructure Americas business in the second and fourth quarters of 2015, respectively, and lower activity on two power projects within our Non-strategic Business segment also contributed to the decrease. These decreases were partially offset by the expansion of existing contracts, addition of $198 million of revenues related to the acquisitions of Wyle and HTSI and a favorable settlement with the U.S. government regarding reimbursement of $33 million in previously expensed legal fees and interest incurred related to the sodium dichromate case within our GS business segment as well as $59 million in closeout activities on an LNG project in Africa within our E&C business segment. In addition, our T&C business segment was impacted by new acquisitions and increased proprietary equipment sales.

Gross Profit	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gross profit	$106	$231	$(125)	(54)%

Consolidated gross profit decreased significantly and was impacted by reduced activity due to ongoing completion of several projects, including an LNG project in Australia, the elimination of revenues due to the deconsolidation of our Industrial Services Americas business, and a settlement on closeout of an LNG project in Africa within our E&C business segment discussed above. Increased costs of $110 million resulting from equipment failure during plant start-up on an EPC ammonia project in the U.S. within our E&C business segment and a $112 million increase in subcontractor costs on a power project in our Non-strategic Business segment also negatively impacted consolidated gross profit for the period. Consolidated gross profit was positively impacted by increased activity from new awards, expansions on existing U.S. government contracts, and the settlement with the U.S. government within our GS business segment as well as results from the recent acquisitions, also discussed above.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Equity in earnings of unconsolidated affiliates	$81	$123	$(42)	(34)%

The decrease in equity in earnings of unconsolidated affiliates was due to the substantial completion of construction activities on a joint venture project within our GS business segment as well as lower activity on an LNG project joint venture in Australia within our E&C business segment. Also, within our E&C business segment in the same period in 2015 we recognized a $15 million adjustment to our offshore maintenance joint venture in Mexico that did not recur in 2016.

General and Administrative Expenses	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
General and administrative expenses	$(111)	$(119)	$(8)	(7)%

The decrease in general and administrative expenses was primarily due to reduced overhead costs resulting from headcount reductions and other cost savings initiatives offset by $11 million of costs related to the acquisitions in the third quarter of 2016. General and administrative expenses in the nine months ended September 30, 2016 and 2015 included $67 million and $87 million, respectively, related to corporate activities and $44 million and $32 million, respectively, related to the business segments.

Asset Impairment and Restructuring Charges	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Asset impairment and restructuring charges	$(21)	$(34)	$(13)	(38)%

Asset impairment and restructuring charges are the result of additional severance costs primarily within our E&C business segment related to ongoing workforce reduction efforts during 2016.

Gain on Disposition of Assets	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Gain on disposition of assets	$6	$34	$(28)	(82)%

The decrease in gain on disposition of assets is due primarily to the $28 million gain recognized on the sale of our Building Group subsidiary within our Non-strategic Business segment in the second quarter of 2015 and the $7 million gain recognized on the deconsolidation of our Industrial Services Americas business within our E&C business segment in the third quarter of 2015. The gain on disposition of assets in 2016 primarily reflects working capital adjustments in the first quarter of 2016 associated with the sale of our Infrastructure Americas business within our Non-strategic Business segment.

Other Non-operating Income	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Other non-operating income	$1	$4	$(3)	(75)%

Other non-operating income includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The decrease in income was primarily due to foreign exchange gains in 2015 due to the strengthening of the U.S. dollar against the majority of our foreign currencies that did not recur in 2016.

Provision for Income Taxes	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Income before provision for income taxes	$62	$239	$(177)	(74)%
Provision for income taxes	$(27)	$(61)	$(34)	(56)%

Our provision for income taxes for the nine months ended September 30, 2016 reflects a 43% tax rate as compared to a 26% tax rate in 2015. The increase in our tax rate is primarily due to project losses in the U.S. for which we do not recognize tax benefits partially offset by a discrete tax benefit in the quarter related to a recovery of foreign withholding taxes previously expensed on a completed EPC contract in Nigeria. See Note 12 to our condensed consolidated financial statements for an explanation of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2016 vs. 2015
Dollars in millions	2016	2015	$	%
Net income attributable to noncontrolling interests	$(9)	$(17)	$(8)	(47)%

The decrease in net income attributable to noncontrolling interests was due to reduced joint venture earnings in 2016 resulting from the substantial completion of a major LNG project in Australia partially offset by a negotiated settlement with the customer on a completed EPC contract in Nigeria in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Nine Months Ended September 30,
Dollars in millions	2016	2015
Revenues
Technology & Consulting	$262	$231
Engineering & Construction	1,822	2,758
Government Services	840	489
Other	—	—
Subtotal	2,924	3,478
Non-strategic Business	154	538
Total	$3,078	$4,016

Gross profit (loss)
Technology & Consulting	$49	$57
Engineering & Construction	65	155
Government Services	94	3
Other	—	—
Subtotal	208	215
Non-strategic Business	(102)	16
Total	$106	$231

Equity in earnings of unconsolidated affiliates
Technology & Consulting	$—	$—
Engineering & Construction	52	87
Government Services	29	36
Other	—	—
Subtotal	81	123
Non-strategic Business	—	—
Total	$81	$123

Gross profit (loss) and equity in earnings of unconsolidated affiliates
Technology & Consulting	$49	$57
Engineering & Construction	117	242
Government Services	123	39
Other	—	—
Subtotal	289	338
Non-strategic Business	(102)	16
Total	$187	$354

Total general and administrative expenses	$(111)	$(119)

Asset impairment and restructuring charges	$(21)	$(34)

Gain on disposition of assets	$6	$34

Total operating income	$61	$235

Technology & Consulting

T&C revenues increased by $31 million, or 13%, to $262 million in the nine months ended September 30, 2016 compared to $231 million in the same period of the prior year due to an increase in proprietary equipment sales offset by decreased engineering and technology license fee revenues related to several petrochemicals, ammonia and refining projects. The three technology companies acquired in the first quarter of 2016 contributed $18 million in revenues during 2016.

T&C gross profit decreased by $8 million, or 14%, to $49 million in the nine months ended September 30, 2016 compared to $57 million in the same period of the prior year primarily due to lower profitability on the mix of projects executed in the current year and the reduction in new consulting project awards.

Engineering & Construction

E&C revenues decreased by $936 million, or 34%, to $1.8 billion in the nine months ended September 30, 2016 compared to $2.8 billion in the nine months ended September 30, 2015. This decrease was primarily due to the elimination of $367 million of revenues resulting from the deconsolidation of our Industrial Services Americas business in the third quarter of 2015, as well as reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe. These decreases were partially offset by new ammonia and chemicals projects in the U.S. and a new oil and gas project in Europe.

E&C gross profit decreased by $90 million, or 58%, to $65 million in the nine months ended September 30, 2016 compared to $155 million in the nine months ended September 30, 2015. This was primarily due to increased costs of $110 million resulting from the mechanical failure of a vendor supplied compressor and pumps during commissioning as well as various mechanical issues encountered during start-up on an EPC ammonia project in the U.S., reduced activity on an LNG project in Australia and the deconsolidation of our Industrial Services Americas business discussed above. We intend to pursue change orders from our customer as well as recovery of cost from our subcontractors on the EPC ammonia project discussed above which is in the final stages of completion. This decrease was partially offset by a settlement on closeout of an LNG project in Africa as well as reduced overhead costs resulting from our previously announced restructuring plan.

E&C equity in earnings of unconsolidated affiliates decreased by $35 million, or 40%, to $52 million in the nine months ended September 30, 2016 compared to $87 million in the nine months ended September 30, 2015. The decrease was due to the non-recurrence of the $15 million adjustment in the second quarter of 2015 on our offshore maintenance joint venture in Mexico, as well as lower activity on an LNG project joint venture in Australia.

Government Services

GS revenues increased by $351 million, or 72%, to $840 million in the nine months ended September 30, 2016 compared to $489 million in the same period in the prior year. This increase was driven primarily by continued expansion under existing U.S. government contracts and the addition of $198 million of revenues related to the acquisitions of Wyle and HTSI in the third quarter of 2016. A favorable settlement with the U.S. government on reimbursement of $33 million in previously expensed legal fees plus interest related to the sodium dichromate case and the approval of a change order on a road construction project in the Middle East also contributed to this increase.

GS gross profit increased by $91 million to $94 million in the nine months ended September 30, 2016 compared to $3 million in the same period in the prior year. This increase was primarily due to the continued expansion under existing U.S. government contracts, acquisitions, the favorable settlement and the approval of the change order discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $7 million, or 19%, to $29 million in the nine months ended September 30, 2016 compared to $36 million in the same period in the prior year. This decrease was due primarily to reduced equity earnings from a U.K. MoD construction project that was nearing completion in 2015.

Non-strategic Business

Non-strategic Business revenues decreased by $384 million, or 71%, to $154 million in the nine months ended September 30, 2016 compared to $538 million in the nine months ended September 30, 2015. This decrease was due to the elimination of revenues of $162 million due to the sale of the Building Group and Infrastructure Americas business in the second and fourth quarters of 2015, respectively, and the completion or near completion of several power projects as we exit that business.

Non-strategic Business gross profit decreased by $118 million to a loss of $102 million in the nine months ended September 30, 2016 compared to a profit of $16 million in the nine months ended September 30, 2015 due primarily to increased forecast costs to complete a power project due to poor subcontractor construction productivity, resulting schedule delays and changes in the project execution strategy of $112 million on a power project. Although we intend to pursue change orders from our customer as well as recovery of cost from our subcontractors, no recoveries have been included in our estimates to complete this power project. Non-recurrence of favorable settlements with a vendor in the third quarter of 2015 also contributed to the decrease.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate due to the release of contracted work in phases by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience. Where contract duration is indefinite and clients can terminate for convenience without having to compensate us for periods beyond the date of termination, projects included in backlog are limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the value of our services on each project in backlog.

In connection with our acquisitions of Wyle and HTSI, we determined that our then-existing backlog policy differed from those utilized by Wyle and HTSI. We concluded that the methodology utilized by Wyle and HTSI provided a better estimate of future revenues and, accordingly, we modified our backlog policy for U.S. government contracts in our GS business segment to reflect both the funded and unfunded portions of future revenue from existing contracts for which the customer has determined scope and price. We define backlog, as it relates to U.S. government contracts, as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period (including customer approved option periods) for which work scope and price have been agreed with the customer. We define funded backlog as the portion of backlog for which funding currently is appropriated, less the amount of revenue we have previously recognized. We define unfunded backlog as the total backlog less the funded backlog. Our previous backlog policy for U.S. government contracts only included estimated future revenues for which funding had been appropriated by the customer. Our GS backlog does not include any estimate of future potential delivery orders that might be awarded under our government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts, or other multiple-award contract vehicles nor does it include option periods that have not been exercised by the customer. The modification to our backlog policy did not have a material impact to our historical GS backlog at September 30, 2016.

Within our GS business segment, we calculate estimated backlog for long-term contracts associated with the U.K. government's privately financed initiatives or projects ("PFIs") based on the aggregate amount that our client would contractually be obligated to pay us over the life of the project. We update our estimates of the future work to be executed under these contracts on a quarterly basis and adjust backlog if necessary.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $7.3 billion at September 30, 2016 and $8.5 billion at December 31, 2015. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $160 million at September 30, 2016 and $285 million at December 31, 2015.

The following table summarizes our backlog by business segment:

	December 31,				September 30,
Dollars in millions	2015	New Awards	Other (a)	Net Workoff (b)	2016
Technology & Consulting	$430	$165	$7	$(262)	$340
Engineering & Construction	5,148	450	(112)	(1,874)	3,612
Government Services	6,516	1,006	751	(869)	7,404
Subtotal	12,094	1,621	646	(3,005)	11,356
Non-strategic Business	239	—	(10)	(154)	75
Total backlog	$12,333	$1,621	$636	$(3,159)	$11,431

(a)
Other includes adjustments for (i) backlog acquired from acquisitions during the period of $1.0 billion, (ii) effects of changes in foreign exchange rates, primarily related to movements in GBP of $(0.8) billion, (iii) changes in scope on existing projects of $1.6 billion and (iv) elimination of our proportionate share of non-partner costs related to our unconsolidated joint ventures of $(1.2) billion

(b)	These amounts include the workoff of our projects as well as our proportionate share of the workoff of our unconsolidated joint ventures' projects.

We estimate that as of September 30, 2016, 41% of our backlog will be executed within one year. Of this amount, 66% will be recognized in revenues on our condensed consolidated statement of operations and 34% will be recorded by our unconsolidated joint ventures. As of September 30, 2016, $143 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2016, 22% of our backlog was attributable to fixed-price contracts, 46% was attributable to PFIs and 32% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2016, $6.7 billion of our GS backlog was currently funded by our customers.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Liquidity and Capital Resources

Cash and equivalents totaled $569 million at September 30, 2016 and $883 million at December 31, 2015 and consisted of the following:

	September 30,	December 31,
Dollars in millions	2016	2015
Domestic U.S. cash	$195	$360
International cash	322	470
Joint venture cash	52	53
Total	$569	$883

Domestic cash relates to cash balances held by U.S. entities and is largely used to support obligations of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. As a result of strategic business acquisitions and previously announced estimated contract losses during the third quarter, we determined the need to reevaluate our permanent reinvestment assertion of certain undistributed foreign earnings. Likewise, we have provided cumulative income taxes of $40 million on certain foreign earnings which provide us, if necessary, the ability to repatriate an additional $300 million of international cash without recognizing additional tax expense. See Note 12 to our consolidated financial statements for further discussion regarding undistributed foreign earnings.

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

As of September 30, 2016, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Engineering and construction projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $1 billion, unsecured revolving credit agreement (the "Credit Agreement") or arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our existing Credit Agreement and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next 12 months.
Cash generated from operations is our primary source of operating liquidity.  Our cash balances are held in numerous locations throughout the world.  Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our engineering and construction projects.  We sometimes receive cash in the early phases of our larger engineering and construction fixed-price projects and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under our Credit Agreement to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers. We believe that existing cash balances, internally generated cash flows and our Credit Agreement availability are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.

Cash flows activities summary
	Nine Months Ended September 30,
Dollars in millions	2016	2015
Cash flows provided by (used in) operating activities	$8	$(85)
Cash flows (used in) provided by investing activities	(922)	48
Cash flows provided by (used in) financing activities	600	(128)
Effect of exchange rate changes on cash	—	(37)
Decrease in cash and equivalents	$(314)	$(202)

Operating activities. Cash provided by operations totaled $8 million in the first nine months in 2016, primarily resulting from a $88 million net change in the components of our working capital accounts presented in the table below. These sources of cash were offset by cash used in the other items specified below.

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

Net working capital components
	September 30,	December 31,
Dollars in millions	2016	2015	Change
Accounts receivable, net of allowance	$708	$628	$80
Costs and estimated earnings in excess of billings on uncompleted contracts	390	224	166
Billings in excess of costs and estimated earnings on uncompleted contracts	(537)	(509)	(28)
Accounts payable	(568)	(438)	(130)
Net change in working capital components	$(7)	$(95)	$88

Accounts receivable is impacted by the timing and collections on billings to our customers. The increase in accounts receivable in the first nine months in 2016 primarily reflected the acquisitions of Wyle and HTSI and expansion of existing U.S. government and other contracts within our GS business segment in the third quarter of 2016. This increase was partially offset by collections from customers within our T&C and E&C business segments in the normal course of business. The substantial completion of a power project within our Non-strategic Business segment also drove collections of retainage and trade receivable within the normal course of business.

The increase in CIE in the first nine months in 2016 primarily reflected the acquisitions of Wyle and HTSI within our GS business segment and was partially offset due to reductions related to the settlement with the U.S. government for reimbursement of legal fees associated with the sodium dichromate litigation. Our CIE was also impacted by the timing of billings to our customers and is generally related to our cost reimbursable projects where we bill as we incur project costs.

BIE is associated with our fixed price projects, which we generally structure to be cash positive, and is impacted by the timing of achievement of billing of milestones and payments received from our customers in advance of incurring project costs. The increase in BIE is due to primarily to a project within our GS business segment.

Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The increase in accounts payable in the first nine months in 2016 primarily reflected the acquisitions noted above and expansion of existing U.S. government contracts within our GS business segment as well as the timing of invoicing and payments within the normal course of business.

In addition, we received distributions of earnings from our unconsolidated affiliates of $43 million and contributed $31 million to our pension funds in the first nine months in 2016.

Net working capital components
	September 30,	December 31,
Dollars in millions	2015	2014	Change
Accounts receivable, net of allowance	$699	$847	$(148)
Costs and estimated earnings in excess of billings on uncompleted contracts	284	490	(206)
Billings in excess of costs and estimated earnings on uncompleted contracts	(500)	(531)	31
Accounts payable	(485)	(742)	257
Net change in working capital components	$(2)	$64	$(66)

Cash used in operations totaled $85 million in the first nine months in 2015. We generated cash from our earnings and working capital decreased by approximately $66 million during the period. Accounts receivable decreased primarily due to the sale of the Building Group in the second quarter of 2015 and the deconsolidation of our Industrial Services Americas business in the third quarter of 2015 and was further impacted by the timing of customer billings related to projects within our E&C business segment. The decrease in CIE in the first nine months in 2015 primarily reflected the timing of billings as we substantially completed execution of major projects within our E&C business segment. BIE decreased in the first nine months in 2015, reflecting the timing of our achievement of billing milestones and the receipt of payment in advance of incurring costs related to projects within our Non-strategic Business segment. Accounts payable decreased in the first nine months in 2015, reflecting the timing of invoicing and payments within the normal course of business as well as the disposal activities within our E&C business segment noted above.

In addition, we received distributions of earnings from our unconsolidated affiliates of $84 million. We used $40 million for the net settlement of derivative contracts and contributed approximately $37 million to our pension funds in the first nine months in 2015.

Investing activities. Cash used in investing activities totaled $922 million in the first nine months in 2016 and was primarily due to the $911 million used in the acquisitions of Wyle and HTSI within our GS business segment and the acquisition of the three technology companies in our T&C business segment.

Cash provided by investing activities totaled $48 million in the first nine months in 2015 and was primarily due to proceeds from the sale of assets or investments within our Non-strategic Business segment.

Financing activities. Cash provided by financing activities totaled $600 million in the first nine months in 2016 primarily due to $700 million in cash proceeds from borrowings under our revolving facility. These sources of cash were partially offset by payments on borrowings under our revolving facility of $50 million, dividend payments to common shareholders of $34 million, distributions to noncontrolling interests of $9 million and principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE of $5 million.

Cash used in financing activities totaled $128 million in the first nine months in 2015 and included $40 million for our purchase of the noncontrolling interest in a joint venture, $35 million for dividend payments to common shareholders, $22 million for the purchase of treasury stock, $21 million for distributions to noncontrolling interests and $7 million for principal payments on short- and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE.

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

Other factors potentially affecting liquidity

Power project losses. Our reserve for estimated losses on uncompleted contracts of $53 million included in "other current liabilities" on our condensed consolidated balance sheets at September 30, 2016 includes $35 million primarily related to a power project. These accrued losses plus the reversal of some favorable working capital positions on this project will result in future cash expenditures significantly in excess of receipts from the customer on the project. Based on current contracts and work authorizations, we anticipate completion of this power project in the first half of 2017.

EPC ammonia project losses. Our reserve for estimated losses on uncompleted contracts of $53 million included in "other current liabilities" on our condensed consolidated balance sheets at September 30, 2016 includes $6 million primarily related to an EPC ammonia project. These accrued losses will result in future cash expenditures significantly in excess of receipts from the customer on the project. Based on current contracts and work authorizations, we anticipate completion of this EPC ammonia project by the end of 2016.

We anticipate that these future cash expenditures will be funded using the future sources of cash discussed above. See Note 2 to our condensed consolidated financial statements for more information related to changes in estimates.

Credit Agreement

Information relating to our Credit Agreement is described in Note 11 to our condensed consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 2. As of September 30, 2016, we were in compliance with our financial covenants. Based on our internal financial forecasts for fourth quarter 2016, we expect to be in compliance with our financial covenants as of December 31, 2016.  A failure to achieve these internal forecasts would make it reasonably possible that we would not be in compliance with our consolidated debt to a rolling four-quarter consolidated EBITDA covenant, primarily due to the third quarter 2016 project losses as previously discussed.  See Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Form 10-Q.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 11 to our condensed consolidated financial statements, and the information discussed therein is incorporated by reference into this Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2.1 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of September 30, 2016, we have utilized $468 million of our capacity for letters of credit. As of September 30, 2016, we have approximately $1 billion of remaining capacity in these committed and uncommitted lines of credit after taking into account the $650 million of outstanding revolver borrowings as described in Note 11 to our condensed consolidated financial statements. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. The letters of credit outstanding included $95 million issued under our Credit Agreement and $373 million issued under uncommitted bank lines as of September 30, 2016. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $169 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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
The continued delays in the award of projects in our Europe and Middle East hydrocarbons business resulted in lower than expected actual and projected income as compared to plan for a reporting unit within our E&C business segment. As a result we performed the first step of the goodwill impairment test over the reporting unit in the second quarter of 2016. The total goodwill allocated to the reporting unit is $75 million and the result of this test indicated that the fair value of the reporting unit exceeded its carrying value by approximately 30% as of June 30, 2016. No new triggering events have been identified in the three months ended September 30, 2016.
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

We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. See Part II under "Risk Factors" on this Quarterly Report on Form 10-Q for our discussion on risks related to Brexit.

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is offset by remeasurement of the underlying assets and liabilities. See Note 18 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We completed the Wyle and HTSI acquisitions during the three months ended September 30, 2016. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired business, we plan to exclude the acquisitions from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2016. We are in the process of integrating these businesses into our overall internal controls over financial reporting process and plan to include them in our scope for the year ended December 31, 2017. This process may result in additions or changes to our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 21% of our total consolidated revenues for the nine months ended September 30, 2016. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

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

Risks Related to our Government Operations Business

Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance.

We currently hold a U.S. government-issued facility security clearance and certain of our employees have qualified for and hold U.S. government-issued personal security clearances which are necessary in order to qualify for and ultimately perform certain of our U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearance could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as termination of any existing contracts requiring such clearances.

Risks Related to Financial Conditions and Markets

Our debt levels have increased as a result of our recent acquisitions.

Our debt obligations have increased as a result of our recent acquisitions. Our debt levels and related debt service obligations could have negative consequences, including:

•
requiring us to dedicate cash flow from operations to the repayment of debt, interest and other related amounts, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures and acquisitions;

•
making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•	making us more vulnerable in the event of a downturn in our business;

•	exposing us to increased interest rate risk given that a portion of our debt obligations are at variable interest rates; and

•	increasing our risk of a covenant violation under our Credit Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2016.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 – 29, 2016	12,273	$13.53	—	$208,030,228
August 1 – 31, 2016	2,696	$14.62	—	$208,030,228
September 1 – 30, 2016	639	$14.62	—	$208,030,228

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of September 30, 2016 was 15,608 shares at an average price of $13.76 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

2.1
Purchase and Sale Agreement by and among Honeywell International Inc., Honeywell Technology Solutions Inc., and KBR Holdings, LLC dated as of August 12, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 1-33146)

10.1
Guaranty Agreement dated as of August 12, 2016 by and between KBR, Inc. in favor of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 1-33146)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Balance Sheets (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Dated: November 1, 2016