Form 10-Q
period 2017-03-31
KBR, INC.
filed 2017-04-28
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 11, 2017, there were 143,154,471 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "plan," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially, include the risks and uncertainties disclosed in our 2016 Annual Report on Form 10-K contained in Part I under "Risk Factors" and in this Quarterly Report on Form 10-Q in Part II under "Risk Factors."

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

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Abbreviation/Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIE	Billings in excess of costs and estimated earnings on uncompleted contracts
CAS	Cost Accounting Standards
CIE	Costs and estimated earnings in excess of billings on uncompleted contracts
CODM	Chief operating decision maker
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
E&C	Engineering & Construction
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
EPIC	EPIC Piping LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FEED	Front end engineering and design
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Services
GTL	Gas to liquids
HETs	Heavy equipment transporters
HTSI	Honeywell Technology Solutions Inc.
ICC	International Chamber of Commerce
Ichthys JV	Ichthys LNG project, an Australian joint venture
KTS	KBRwyle Technology Solutions, LLC
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums of Record
MoD	Ministry of Defense

Abbreviation/Acronym	Definition
NCI	Noncontrolling interests
PEMEX	Petróleos Mexicanos
PEP	Pemex Exploration and Production
PFIs	Privately financed initiatives and projects
PIC	Paid-in capital
PPE	Property, Plant and Equipment
RIO	Restore Iraqi Oil
SFO	U.K. Serious Fraud Office
SEC	U.S. Securities and Exchange Commission
T&C	Technology & Consulting
TSA	Transition Service Agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VAT	Value-added tax
VIEs	Variable interest entities
Wyle	Wyle Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$1,106	$996
Cost of revenues	(1,024)	(928)
Gross profit	82	68
Equity in earnings of unconsolidated affiliates	9	29
General and administrative expenses	(32)	(34)
Asset impairment and restructuring charges	—	(2)
Gain on disposition of assets	4	4
Operating income	63	65
Other non-operating expense	(12)	(5)
Income before income taxes and noncontrolling interests	51	60
Provision for income taxes	(13)	(15)
Net income	38	45
Net income attributable to noncontrolling interests	(1)	(3)
Net income attributable to KBR	$37	$42
Net income attributable to KBR per share:
Basic	$0.26	$0.30
Diluted	$0.26	$0.30
Basic weighted average common shares outstanding	143	142
Diluted weighted average common shares outstanding	143	142
Cash dividends declared per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$38	$45
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	14	16
Reclassification adjustment included in net income	—	—
Foreign currency translation adjustments, net of taxes of $4 and $2	14	16
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—
Reclassification adjustment included in net income	6	6
Pension and post-retirement benefits, net of taxes of $(2) and $(1)	6	6
Other comprehensive income, net of tax	20	22
Comprehensive income	58	67
Less: Comprehensive income attributable to noncontrolling interests	(1)	(2)
Comprehensive income attributable to KBR	$57	$65
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$410	$536
Accounts receivable, net of allowance for doubtful accounts of $9 and $14	562	592
Costs and estimated earnings in excess of billings on uncompleted contracts	414	416
Claims receivable	400	400
Other current assets	95	103
Total current assets	1,881	2,047
Claims and accounts receivable	122	131
Property, plant, and equipment, net of accumulated depreciation of $315 and $324 (including net PPE of $35 and $36 owned by a variable interest entity)	143	145
Goodwill	959	959
Intangible assets, net of accumulated amortization of $107 and $100	242	248
Equity in and advances to unconsolidated affiliates	369	369
Deferred income taxes	119	118
Other assets	127	127
Total assets	$3,962	$4,144
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$462	$535
Billings in excess of costs and estimated earnings on uncompleted contracts	433	552
Accrued salaries, wages and benefits	187	171
Nonrecourse project debt	9	9
Other current liabilities	252	292
Total current liabilities	1,343	1,559
Pension obligations	518	526
Employee compensation and benefits	106	113
Income tax payable	79	78
Deferred income taxes	150	149
Nonrecourse project debt	35	34
Revolving credit agreement	650	650
Deferred income from unconsolidated affiliates	90	90
Other liabilities	200	200
Total liabilities	3,171	3,399
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 176,348,960 and 175,913,310 shares issued, and 143,146,055 and 142,803,782 shares outstanding	—	—
Paid-in capital in excess of par	2,090	2,088
Accumulated other comprehensive loss	(1,030)	(1,050)
Retained earnings	513	488
Treasury stock, 33,202,905 and 33,109,528 shares, at cost	(770)	(769)
Total KBR shareholders’ equity	803	757
Noncontrolling interests	(12)	(12)
Total shareholders’ equity	791	745
Total liabilities and shareholders’ equity	$3,962	$4,144
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities:
Net income	$38	$45
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13	9
Equity in earnings of unconsolidated affiliates	(9)	(29)
Deferred income tax expense	5	2
Other	6	8
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	38	54
Costs and estimated earnings in excess of billings on uncompleted contracts	4	5
Accounts payable	(75)	(9)
Billings in excess of costs and estimated earnings on uncompleted contracts	(124)	(46)
Accrued salaries, wages and benefits	16	(20)
Reserve for loss on uncompleted contracts	(22)	(16)
Payments from (advances to) unconsolidated affiliates, net	1	(8)
Distributions of earnings from unconsolidated affiliates	14	20
Income taxes payable	6	1
Pension funding	(9)	(10)
Net settlement of derivative contracts	(2)	(4)
Other assets and liabilities	(15)	(23)
Total cash flows used in operating activities	$(115)	$(21)
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(3)	$(3)
Acquisition of businesses, net of cash acquired	2	(22)
Total cash flows used in investing activities	$(1)	$(25)
Cash flows used in financing activities:
Payments to reacquire common stock	$(2)	$(2)
Distributions to noncontrolling interests	(1)	(6)
Payments of dividends to shareholders	(12)	(11)
Excess tax benefits from share-based compensation	—	1
Total cash flows used in financing activities	$(15)	$(18)
Effect of exchange rate changes on cash	5	5
Decrease in cash and equivalents	(126)	(59)
Cash and equivalents at beginning of period	536	883
Cash and equivalents at end of period	$410	$824
Supplemental disclosure of cash flows information:
Cash paid for interest	$6	$2
Cash paid for income taxes (net of refunds)	$3	$7
Noncash financing activities
Dividends declared	$12	$11
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

Principles of Consolidation

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 9 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

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

Adoption of New Accounting Standards

Compensation. Effective January 1, 2017, we adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting which was issued by the FASB on March 31, 2016. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions including (a) the income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2016-09 did not have a material impact on our financial statements.

Additional Balance Sheet Information

Other Current Liabilities

The components of "other current liabilities" on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 are presented below:

	March 31,	December 31,
Dollars in millions	2017	2016
Reserve for estimated losses on uncompleted contracts (a)	$42	$63
Retainage payable	49	47
Income taxes payable	55	55
Restructuring reserve	15	30
Taxes payable not based on income	13	14
Value-added tax payable	17	16
Insurance payable	15	14
Dividend payable	12	12
Other miscellaneous liabilities (b)	34	41
Total other current liabilities	$252	$292

(a)	See Note 2 to our condensed consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

(b)	Included in "other miscellaneous liabilities" is deferred rent of $4 million as of March 31, 2017 and December 31, 2016.

Other Liabilities

Included in "other liabilities" on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 is noncurrent deferred rent of $102 million and $103 million, respectively. Also included in "other liabilities" is a payable to our former parent of $19 million in each of the periods presented. This amount will be paid to our former parent upon receipt of a tax refund from the U.S. Internal Revenue Service.

Note 2. Business Segment Information

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technical services relating to government services, technology and consulting, and engineering and construction. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other", which includes our corporate expenses and general and administrative expenses not allocated to the other business segments. Each business segment reflects a reportable segment led by a separate business segment president who reports directly to our CODM.  Our business segments are described below.
Government Services. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our recent acquisitions, as described in Note 3 to our condensed consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.

Technology & Consulting. Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA under a single customer-facing global business.  This segment provides licensed technologies, know-how and consulting services to the hydrocarbons value chain, from wellhead to crude refining and through refining and petrochemicals to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customers' objectives through early planning and scope definition, advanced technologies, and project life-cycle support.
Engineering & Construction. Our E&C business segment provides comprehensive project and program delivery capability globally. Our key capabilities leverage our operational and technical excellence as a global provider of EPC for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas (shallow-water, deep-water and subsea); floating solutions (FPUs, FPSO, FLNG & FSRU); and maintenance services (via the “Brown & Root Industrial Services” brand).
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts.
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above and any future activities that do not individually meet the criteria for segment presentation.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Three Months Ended
	March 31,
Dollars in millions	2017	2016
Revenues:
Government Services	$515	$210
Technology & Consulting	76	97
Engineering & Construction	489	606
Other	—	—
Subtotal	1,080	913
Non-strategic Business	26	83
Total revenues	$1,106	$996
Gross profit (loss):
Government Services	$37	$21
Technology & Consulting	14	17
Engineering & Construction	33	29
Other	—	—
Subtotal	84	67
Non-strategic Business	(2)	1
Total gross profit (loss)	$82	$68
Equity in earnings of unconsolidated affiliates:
Government Services	$9	$11
Technology & Consulting	—	—
Engineering & Construction	—	18
Other	—	—
Subtotal	9	29
Non-strategic Business	—	—
Total equity in earnings of unconsolidated affiliates	$9	$29
Segment operating income (loss):
Government Services	$40	$30
Technology & Consulting	13	15
Engineering & Construction	32	37
Other	(20)	(22)
Subtotal	65	60
Non-strategic Business	(2)	5
Total segment operating income (loss)	$63	$65

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather, and for unit rate and construction service contracts, the availability and detail of customer supplied engineering drawings. With a portfolio of more than one thousand contracts, we sometimes realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

Changes in project-related estimates by business segment, which significantly impacted operating income during the periods presented, are as follows:

Government Services

There were no significant changes to contract estimates during the three months ended March 31, 2017 within our GS Business segment.

During the three months ended March 31, 2016, we recognized a $15 million favorable change to gross profit related to the approval of a change order on a road construction project in the Middle East.

Engineering & Construction

There were no significant changes to contract estimates during the three months ended March 31, 2017 within our E&C business segment.

During the three months ended March 31, 2016, we recognized unfavorable changes in estimates of losses of $30 million, on an EPC ammonia project in the U.S. primarily due to unforeseen costs related to the mechanical failure of a vendor supplied compressor and pumps that occurred during commissioning. The project was transferred to the customer in October 2016. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our condensed consolidated financial statements, is $2 million and $3 million as of March 31, 2017 and December 31, 2016, respectively, related to this project.

Revenues, gross profit, and segment operating income for the three months ended March 31, 2016 include $20 million related to a favorable change in estimate as a result of reaching a settlement on close out of a LNG project in Africa.

During 2016, we experienced weather delays and forecast construction productivity rates less than previously expected on a downstream EPC project in the U.S. These issues delayed completion of the project until 2018, which resulted in additional estimated costs to complete and caused this project to become a loss project in the fourth quarter of 2016. There were no significant changes in estimated losses on this project during the three months ended March 31, 2017. Included in the reserve for estimated losses on uncompleted contracts is $26 million and $35 million as of March 31, 2017 and December 31, 2016, respectively, related to this project. The EPC project was 69% complete as of March 31, 2017. Our estimated loss at completion represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of March 31, 2017.

Non-strategic Business

There were no significant changes to contract estimates during the three months ended March 31, 2017 within our Non-strategic Business segment.

During the three months ended March 31, 2016, we recognized unfavorable changes in estimates of losses on a power project of $5 million, primarily due to increases in subcontractor costs to complete the project as a result of poor productivity from subcontractors. The project has completed performance testing and in April 2017, care, custody and control of the project were transferred to the customer. Included in the reserve for estimated losses on uncompleted contracts is $5 million and $14 million as of March 31, 2017 and December 31, 2016, respectively, related to this project.

Note 3. Acquisitions, Dispositions and Other Transactions

Wyle and Honeywell Technology Solutions Inc. Acquisitions

During the third quarter of 2016, we acquired 100% of the equity interests of Wyle and 100% of the outstanding common stock of HTSI, which we converted into KTS. The aggregate consideration paid for these acquisitions was $900 million, which was funded with $700 million in advances on our Credit Agreement and available cash on-hand. See Note 11 to our condensed consolidated financial statements for information related to our Credit Agreement.

Certain data necessary to complete the purchase price allocation of the Wyle acquisition is not yet available and primarily relates to final tax returns that provide the underlying tax basis of assets and liabilities. The purchase price allocation for the KTS acquisition was completed during the three months ended March 31, 2017. These acquisitions are reported within our GS business segment.

The following table summarizes the consideration paid for these acquisitions and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Dollars in millions	Wyle	KTS
Fair value of total consideration transferred	$623	$280

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	10	—
Trade receivables, net	47	29
CIE	98	93
Prepaids and other current assets	4	5
Total current assets	159	127
Property, plant and equipment, net	10	7
Intangible assets	141	70
Deferred income taxes	—	8
Total assets	310	212

Accounts payable	59	23
BIE	—	5
Other current liabilities	47	35
Total current liabilities	106	63
Deferred income taxes	52	—
Other liabilities	12	—
Total liabilities	170	63

Goodwill	$483	$131

The acquired Wyle and KTS businesses contributed $170 million and $129 million of revenues and $13 million and $9 million of gross profit, respectively, for the three months ended March 31, 2017.

The following supplemental pro forma condensed consolidated results of operations assume that Wyle and KTS had been acquired as of January 1, 2015. The supplemental pro forma financial information was prepared based on the historical financial information of Wyle and KTS and has been adjusted to give effect to pro forma adjustments that are directly attributable to the transaction. The pro forma amounts reflect certain adjustments to amortization expense and interest expense associated with the portion of the purchase price funded by $700 million in advances on our Credit Agreement and also reflect adjustments to 2016 results to exclude acquisition related costs as they are nonrecurring and are directly attributable to the transaction. The supplemental pro forma financial information presented below does not include any anticipated cost savings or expected realization of other synergies associated with the transactions. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2015, nor is it indicative of future results of operations.

Dollars in millions, except per share data	Three Months Ended March 31, 2016
(Unaudited)
Revenue	$1,343
Net income attributable to KBR	54
Diluted earnings per share	$0.38

Chematur Subsidiaries Acquisition

On January 11, 2016, we acquired 100% of the outstanding common stock of three subsidiaries of Connell Chemical Industry LLC. The aggregate consideration paid for the acquisition was $25 million, less $2 million of acquired cash and other adjustments resulting in net cash consideration of $23 million. We recognized goodwill of $24 million arising from the acquisition. This acquisition is reported within our T&C business segment.

New Investments

UKMFTS project. In February 2016, we executed agreements to establish a new joint venture between KBR and Elbit Systems within our GS business segment, named Affinity. Affinity was awarded a service contract by a third party to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. During the first quarter of 2016, under the terms of the subordinated debt agreement between the partners and Affinity, we advanced our proportionate share, or $14 million, to meet initial working capital needs of the venture. We expect repayment on the advance and the associated interest over the term of the project. This amount is included in the "equity in and advances to unconsolidated affiliates" balance on our consolidated balance sheets as of March 31, 2017 and in "(advances to) payments from unconsolidated affiliates, net" in our consolidated statement of cash flows for the three months ended March 31, 2016.

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

The components of our cash and equivalents balance are as follows:

	March 31, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$103	$216	$319
Short-term investments (c)	25	8	33
Cash and equivalents held in joint ventures	55	3	58
Total	$183	$227	$410

	December 31, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$163	$242	$405
Short-term investments (c)	68	7	75
Cash and equivalents held in joint ventures	50	6	56
Total	$281	$255	$536

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 5. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	March 31, 2017
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$7	$194	$201
Technology & Consulting	—	46	46
Engineering & Construction	53	246	299
Other	—	4	4
Subtotal	60	490	550
Non-strategic Business	5	7	12
Total	$65	$497	$562

	December 31, 2016
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$190	$196
Technology & Consulting	—	52	52
Engineering & Construction	53	276	329
Other	—	3	3
Subtotal	59	521	580
Non-strategic Business	5	7	12
Total	$64	$528	$592

Note 6. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2017	2016
Government Services	$262	$271
Technology & Consulting	49	30
Engineering & Construction	103	115
Subtotal	414	416
Non-strategic Business	—	—
Total	$414	$416

Our BIE balances by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2017	2016
Government Services	$70	$76
Technology & Consulting	58	61
Engineering & Construction	290	388
Subtotal	418	525
Non-strategic Business	15	27
Total	$433	$552

Unapproved change orders and claims

The amounts of unapproved change orders and claims included in determining the profit or loss on contracts are as follows:

Dollars in millions	2017	2016
Amounts included in project estimates-at-completion at January 1,	$285	$104
Additions	133	23
Approved change orders	(2)	(28)
Amounts included in project estimates-at-completion at March 31,	$416	$99
Amounts recognized on a percentage-of-completion basis at March 31,	$344	$75

Ichthys LNG project. A significant portion of the amounts disclosed above relate to our proportionate share of unapproved change orders and claims associated with our 30% ownership interest in the Ichthys JV which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia. The contract between the Ichthys JV and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.
The Ichthys JV has entered into commercial contracts with multiple subcontractors to execute various scopes of work on the project. Certain of these subcontractors have made contract claims against the Ichthys JV for recovery of costs and an extension of time in order to progress the works under the scope of their respective contracts due to a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, the Ichthys JV has or is expected to incur incremental costs due to these circumstances. Some of these claims relate to cost-reimbursable work between the Ichthys JV and its client while other claims relate to fixed-price scopes of work, including unit-rate components.
We believe any amounts paid or payable to the subcontractors in settlement of their contract claims related to cost-reimbursable scopes of work is an adjustment to the contract price under the reimbursable portion of the contract between the Ichthys JV and its client; however, the client has disputed these contract price adjustments. In order to facilitate the continuation of work under the contract while we work to resolve this dispute, the client has agreed to a contractual mechanism (“Deed of Settlement”) providing funding in the form of an interim contract price adjustment to the Ichthys JV for settlement of certain subcontractor claims related to cost-reimbursable scopes of work. The Ichthys JV has in turn settled these subcontractor claims relating to cost-reimbursable work which have been funded through the Deed of Settlement by the client.
If the Ichthys JV does not resolve the claims under the Deed of Settlement with its client by December 31, 2020, it will be required to refund sums in excess of the final adjusted contract price with the client under the terms of the Deed of Settlement. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded. If the negotiation does not lead to a timely settlement, the Ichthys JV may file for arbitration against the client to resolve these open reimbursable subcontractor claims prior to December 31, 2020.
In addition, the Ichthys JV continues to pursue resolution of additional claims related to both the reimbursable and fixed-price portions of the contract which were not covered by the Deed of Settlement through direct negotiation with the client.
There are also additional costs that have resulted in unfavorable changes to the estimated profit at completion for which the Ichthys JV continues to pursue recovery with the client. Together, these additional change orders, claims and additional costs have resulted in a reduction to our percentage of completion progress for the three months ended March 31, 2017.
In accordance with U.S. GAAP and our accounting policy for unapproved change orders and claims, without customer approval or equivalent persuasive evidence of recovery, we are limited on the amount of unapproved change orders and claims revenues that we can recognize for a specific claim in our estimate of revenue and profit at completion. The Ichthys JV intends to vigorously pursue negotiation and recovery of the gross claims against our client, which when approved or deemed probable of recovery under our accounting policies, could result in revenues and profit at completion in excess of what we have been able to recognize as of March 31, 2017.
It is anticipated that these commercial matters may not be resolved in the near term. If these matters are not resolved for the amounts recorded, or to the extent the Ichthys JV is not successful in recovering amounts contractually due under the Deed of Settlement, it could have an adverse effect on our results of operations, financial position and cash flows.

The Ichthys JV awarded a fixed-price subcontract for the design, construction and commissioning of a combined cycle power plant on the Ichthys JV site, which is pursuant to the Ichthys JV's fixed-price portion of its contract with the client. The subcontractor is a consortium consisting of a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (the "UGL-CH2M Hill JV"), and General Electric and GE Electrical International Inc (collectively, the "Consortium"). On January 25, 2017, the Ichthys JV received Notice of Termination from the Consortium. The Ichthys JV has evaluated the cost to complete the Consortium’s work, which exceeds the subcontract value. The additional cost amounts, including probable claim revenue, have been included in the Ichthys JV's estimate to complete the Consortium's remaining obligation. The Ichthys JV believes the Consortium breached its contract and will pursue recourse against the Consortium to recover the additional amounts needed to complete the remaining work on the combined cycle power plant, inclusive of calling bank guarantees (bonds) and parent guarantees provided by the Consortium partners. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract. We expect the Consortium to challenge the Ichthys JV's recourse actions. If the Ichthys JV is unsuccessful in recovering such costs, we would be responsible for our pro-rata portion of unrecovered costs. This could have a material adverse impact on the profit at completion of the contract and thus on our consolidated statements of operations, financial position and cash flow.

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

It is possible that liquidated damages related to several projects totaling $10 million and $8 million at March 31, 2017 and December 31, 2016, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance and other mitigating factors, we have concluded these liquidated damages are not probable and therefore, they have not been recognized.

Note 7. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $122 million and $131 million as of March 31, 2017 and December 31, 2016, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $83 million as of March 31, 2017 and December 31, 2016, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 13 of our condensed consolidated financial statements for additional discussions. The amount also includes $39 million and $48 million as of March 31, 2017 and December 31, 2016, respectively, related to contracts where our costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe such disputed costs will be resolved in our favor at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 8. Restructuring

In connection with our long-term strategic reorganization, we announced that beginning in the fourth quarter of 2014 we would undertake a restructuring, which would include actions such as reducing the amount of real estate we utilized and significantly reducing our workforce. There were additional actions undertaken in 2015 and 2016, including staff reductions to support current business levels. The employees affected by these reductions are eligible for separation benefits upon their expected termination dates which have occurred or are expected to occur through 2017. The table below provides a rollforward of one-time charges associated with employee terminations based on the fair value of the termination benefits. These amounts are included in "other current liabilities" on our condensed consolidated balance sheets.

Dollars in millions	Severance Accrual
Balance at December 31, 2016	$8
Charges	—
Payments	(4)
Balance at March 31, 2017	$4

Balance at December 31, 2015	$19
Charges	5
Payments	(7)
Balance at March 31, 2016	$17

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	March 31,	December 31,
Dollars in millions	2017	2016
Beginning balance	$369	$281
Equity in earnings of unconsolidated affiliates	9	91
Distribution of earnings of unconsolidated affiliates (a)	(14)	(56)
Advances (receipts)	(1)	1
Investments (b)	—	61
Foreign currency translation adjustments	8	(8)
Other	—	(8)
Balance before reclassification	$371	$362
Reclassification of excess distributions (a)	—	12
Recognition of excess distributions (a)	(2)	(5)
Ending balance	$369	$369

(a)
We received cash dividends in excess of the carrying value of one of our investments. We have no obligation to return any portion of the cash dividends received. We recorded the excess dividend amount as "deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognize these dividends as earnings are generated by the investment.

(b)	In 2016, investments included a $56 million investment in the Brown & Root Industrial Services joint venture and a $5 million investment in the EPIC joint venture.

Unconsolidated Variable Interest Entities

Generally, our maximum exposure to loss is limited to our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture reduced for any unearned revenues on the projects. On the Affinity joint venture, our maximum exposure to loss is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. On the Aspire Defence project, in addition to the maximum exposure to loss indicated in the table below, we have exposure to any losses incurred by the construction or operating joint ventures under their respective subcontract arrangements with the project company. Our exposure is, however, limited to our equity participation in these entities. The Ichthys JV executes a project that has both cost-reimbursable and lump sum components; in addition to the maximum exposure to loss indicated in the table below, we have an exposure to funding any future losses to the extent of our ownership percentage in the joint venture and to the extent any of our joint venture partners are unable to meet their obligations, as we have joint and several liability. Our maximum exposure to loss on the EBIC Ammonia plant reflects our 65% ownership of the development corporation which owns 25% of the company that consolidates the ammonia plant. We continue to monitor our investment in this joint venture as the profitability of its operations has been impacted by various challenges including restricted port access in Egypt to ship products to international customers.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	March 31, 2017
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss (a)
Affinity project	$12	$3	$12
Aspire Defence project	$13	$104	$13
Ichthys LNG project	$122	$28	$122
U.K. Road projects	$32	$10	$32
EBIC Ammonia plant (65% interest)	$33	$2	$22

	December 31, 2016
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss (a)
Affinity project	$12	$3	$12
Aspire Defence project	$14	$107	$14
Ichthys LNG project	$124	$33	$124
U.K. Road projects	$30	$9	$30
EBIC Ammonia plant (65% interest)	$34	$2	$22

(a)
Excludes exposure to funding any future losses to the extent of our ownership percentage in the joint venture and joint and several liability to the extent any of our joint venture partners are unable to meet their obligations.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the three months ended March 31, 2017 and 2016, our revenues included $27 million and $99 million, respectively, related to the services we provided to our joint ventures, primarily the Ichthys JV within our E&C business segment. Under the terms of an alliance agreement with our EPIC joint venture, EPIC provides certain pipe fabrication services to KBR. For the three months ended March 31, 2017 and 2016, EPIC provided $2 million and $5 million, respectively of services to KBR under the agreement.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the three months ended March 31, 2017 and 2016, we incurred approximately $2 million and $4 million, respectively, of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
Dollars in millions	2017	2016
Accounts receivable, net of allowance for doubtful accounts (a)	$17	$22
Costs and estimated earnings in excess of billings on uncompleted contracts (b)	$1	$1
Billings in excess of costs and estimated earnings on uncompleted contracts (b)	$34	$41

(a)	Includes an $8 million and $11 million net receivable from the Brown & Root Industrial Services joint venture at March 31, 2017 and December 31, 2016, respectively.

(b)	Reflects CIE and BIE primarily related to joint ventures within our E&C business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2017
	Total assets	Total liabilities
Gorgon LNG project	$26	$59
Escravos Gas-to-Liquids project	$8	$16
Fasttrax Limited project	$59	$53

Dollars in millions	December 31, 2016
	Total assets	Total liabilities
Gorgon LNG project	$28	$60
Escravos Gas-to-Liquids project	$11	$22
Fasttrax Limited project	$56	$50

Note 10. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	1	13	1	17
Expected return on plan assets	(1)	(18)	(1)	(23)
Recognized actuarial loss	—	8	—	7
Net periodic benefit cost	$—	$3	$—	$1

For the three months ended March 31, 2017, we have contributed approximately $9 million of the $36 million we expect to contribute to our international plans in 2017.

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

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the LIBOR plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of March 31, 2017, there were $39 million in letters of credit outstanding. As a result of the Wyle and KTS acquisitions discussed in Note 3 to our condensed consolidated financial statements, we funded $700 million of acquisition consideration with borrowings under our Credit Agreement, of which $650 million remains outstanding as of March 31, 2017. Interest expense for the three months ended March 31, 2017 was $4 million.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to a rolling four-quarter consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. In December 2016, we obtained an amendment to the debt to EBITDA financial covenant to eliminate the impact, for certain periods and subject to certain dollar limits, of previously recorded project losses attributed to an EPC ammonia project and a power project in the U.S. The amendment also amends the maximum ratio of consolidated debt to consolidated EBITDA to 3.25 to 1 effective for periods after December 31, 2017. As of March 31, 2017, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 14 to our condensed consolidated financial statements). As of March 31, 2017, the remaining availability under the Distribution Cap was approximately $641 million.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

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

Note 12. Income Taxes

The effective tax rate was approximately 25% for the three months ended March 31, 2017 and 2016.

Our estimated annual effective tax rate for 2017 is 25%, which is lower than the U.S. statutory rate of 35% primarily due to the rate differential on our foreign earnings as well as non-controlling interests and equity earnings. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2017 earnings are generated.

The valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016 was $539 million and $542 million, respectively. The valuation allowance decreased by $3 million in the three months ended March 31, 2017. There was no change in the valuation allowance in the three months ended March 31, 2016. The valuation allowance is primarily related to foreign tax credit carryforwards, foreign and state net operating loss carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized.

The reserve for uncertain tax positions included in "other liabilities" and "deferred income taxes" on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 was $262 million and $261 million, respectively. The net increase in the uncertain tax position was $1 million for the three months ended March 31, 2017 and 2016.

Note 13. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the U.S. DoD and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, and the DCMA is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe the completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV and other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2018. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government which need to be resolved in order to close the contract. The closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and MFRs. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the ASBCA or the COFC. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

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

The U.S. government issued Form 1s, questioning $173 million of billed costs as of March 31, 2017 and December 31, 2016. They had previously paid us $90 million as of each period related to our services on these contracts and the remaining balance of $83 million for each period is included in “claims and accounts receivable" on our condensed consolidated balance sheets. In addition, we have withheld $26 million from our subcontractors at March 31, 2017 and December 31, 2016, related to these questioned costs.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs at March 31, 2017 and December 31, 2016 of $64 million as a reduction to "claims and accounts receivable" and in "other liabilities" on our condensed consolidated balance sheet.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC and Burn Pit matters described below are billable under the LogCAP III contract and that any such costs or damages awarded in the Sodium Dichromate matter are billable under the RIO contract and a related indemnity agreement with the U.S. government. All costs billed under LogCAP III or RIO are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We paid FKTC $19 million and will pay $4 million on pay-when-paid terms in the contract. We have accrued amounts we believe are payable to FKTC in "accounts payable" and "other current liabilities" on our condensed consolidated balance sheets. The remaining $26 million owed to FKTC under the contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see DOJ False Claims Act complaint - FKTC Containers below). At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Burn Pit litigation. From November 2008 through current, KBR has been served with in excess of 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. These suits have been consolidated and are pending in U.S. Federal District Court in Baltimore, Maryland, where the jurisdictional issues are now under advisement. The plaintiffs are claiming unspecified damages. KBR will continue to pursue all available jurisdictional and other dismissal options. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2017, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003, which were consolidated into the case pending in the U.S. District Court for the Southern District of Texas. The Texas case was then dismissed by the court on the merits on multiple grounds including the conclusion that no one was injured. In March 2017, the Fifth Circuit Court of Appeals upheld the trial court's dismissal of plaintiffs' claims on summary judgment. The plaintiffs may appeal this ruling. The plaintiffs are claiming unspecified damages. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2017, no amounts have been accrued.

Qui tams. We have several qui tam cases pending, one of which has been joined by the U.S. government (see DOJ False Claims Act complaint - Iraq Subcontractor below). At this time, we believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of March 31, 2017, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under the federal regulations. As of March 31, 2017, we have incurred and expensed $10 million in legal costs to date in defending ourselves in qui tams. There are two active cases as discussed below.

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the FCA by KBR and its subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009. On March 14, 2017 the Court granted KBR's motion for summary judgment and dismissed the case. The plaintiff has filed a notice of appeal.

Howard qui tam. In March 2011, Geoffrey Howard filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014 the DOJ declined to intervene and the case was partially unsealed. The case is starting discovery.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR submitted false claims to the U.S. government for reimbursement of costs for FKTC's services of, which the U.S. government alleges were inflated, unverified, not subject to an adequate price analysis and had been contractually assumed by FKTC. Our contractual dispute with the Army over this settlement has been ongoing since 2005. In March 2014, KBR's motion to dismiss was denied and in September 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. The case is currently in discovery which we expect to be substantially completed in the fourth quarter of 2017. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2017, no amounts have been accrued.

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its delay and disruption claims. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. This matter is now set for trial in September 2017.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of March 31, 2017, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case is set to close October 10, 2017 with the trial set to begin March 26, 2018.

Note 14. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, sought class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our former chief executive officer, our previous two former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. We reached an agreement to settle this case as of January 11, 2017 and accrued the proposed settlement amount as of December 31, 2016 in "other current liabilities" on our consolidated balance sheets, net of insurance proceeds, which did not have a material impact to our financial statements. On April 6, 2017 we received preliminary Court approval for the settlement.

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
We have also received requests for information and a subpoena for documents from the SEC regarding the restatement of our 2013 annual financial statements. We have been and intend to continue cooperating with the SEC. We have accrued our estimate of a potential settlement in "other current liabilities" on our consolidated balance sheets which did not have a material impact to our financial statements.

PEMEX and PEP Arbitration

In 2004, we filed for arbitration with the ICC claiming recovery of damages against PEP, a subsidiary of PEMEX, the Mexican national oil company, related to a 1997 contract between PEP and our subsidiary, Commissa, and PEP subsequently counterclaimed. The project, known as EPC 1, required Commissa to build offshore platforms and treatment and reinjection facilities in Mexico and encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. In 2009, the ICC arbitration panel awarded us a total of approximately $351 million including legal and administrative recovery fees as well as interest and PEP was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In August 2016, the U.S. Court of Appeal for the Second Circuit affirmed a 2013 District Court ruling confirming the ICC award and PEP filed a Motion for Rehearing in September 2016. PEP posted $465 million as security for the judgment, pending exhaustion of all appeals.

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP resolving this dispute. The settlement will be recognized in the second quarter of 2017 and provides for a cash payment to Commissa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is now resolved and all amounts were paid by PEP in April 2017.

Other Matters

The DOJ, SEC, and the SFO are conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR, whose interactions with Unaoil are a subject of those investigations. KBR is cooperating with the DOJ, SEC, and the SFO in their investigations, which includes the voluntary submission of information and compliance with formal document requests, including a subpoena from the SEC and a Section 2 notice from the SFO.

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

Note 15. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Share-based compensation	2	2	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1	—	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Net income	38	—	37	—	—	1
Other comprehensive income, net of tax	20	—	—	—	20	—
Balance at March 31, 2017	$791	$2,090	$513	$(770)	$(1,030)	$(12)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	6	6	—	—	—	—
Tax benefit decrease related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1	(1)	—	2	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Net income	45	—	42	—	—	3
Other comprehensive income, net of tax	22	—	—	—	23	(1)
Balance at March 31, 2016	$1,108	$2,076	$626	$(769)	$(808)	$(17)

Accumulated other comprehensive loss, net of tax

	March 31,
Dollars in millions	2017	2016
Accumulated foreign currency translation adjustments, net of tax of $3 and $3	$(248)	$(252)
Pension and post-retirement benefits, net of tax of $252 and $207	(779)	(554)
Fair value of derivatives, net of tax of $0 and $0	(3)	(2)
Total accumulated other comprehensive loss	$(1,030)	$(808)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	14	—	—	14
Amounts reclassified from accumulated other comprehensive income	—	6	—	6
Balance at March 31, 2017	$(248)	$(779)	$(3)	$(1,030)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	17	—	—	17
Amounts reclassified from accumulated other comprehensive income	—	6	—	6
Balance at March 31, 2016	$(252)	$(554)	$(2)	$(808)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2017	2016	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(8)	$(7)	See (a) below
Tax benefit	2	1	Provision for income taxes
Net pension and post-retirement benefits	$(6)	$(6)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 10 to our condensed consolidated financial statements for further discussion.

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

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold ordinary shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended March 31, 2017
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—
Withheld to cover shares	149,668	$15.14	2
Total	149,668	$15.14	$2

	Three Months Ended March 31, 2016
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—
Withheld to cover shares	118,036	$13.81	2
Total	118,036	$13.81	$2

Note 17. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2017	2016
Basic weighted average common shares outstanding	143	142
Stock options and restricted shares	—	—
Diluted weighted average common shares outstanding	143	142

For purposes of applying the two-class method in computing income per share, there were $0.2 million and $0.3 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended March 31, 2017 and 2016, respectively. The diluted income per share calculation did not include 2.4 million and 3.3 million antidilutive weighted average shares for the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $87 million, all of which had durations of 10 days or less. We also had approximately $15 million (gross notional value) of cash flow hedges which had durations of approximately 28 months or less.

The fair value of our balance sheet and cash flow hedges included in "other current assets" and "other current liabilities" on our condensed consolidated balance sheets was immaterial at March 31, 2017 and December 31, 2016, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "other non-operating expense" on our condensed consolidated statements of operations.

	March 31,	December 31,
Gains (losses) dollars in millions	2017	2016
Balance sheet hedges - fair value	$1	$(7)
Balance sheet position - remeasurement	(7)	27
Net	$(6)	$20

Note 19. Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

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
We are continuing to evaluate the impact the new standard on our contract portfolio. Our approach includes a detailed review of representative contracts at each of our business segments and comparing historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we are also developing a comprehensive change management plan to guide the implementation. While we are still evaluating the potential impact of adoption on our financial statements, we currently believe the areas that may impact us the most include accounting for variable consideration and the manner in which we determine the unit of account for our projects. These concepts, as well as other aspects of the guidance, may change the method and/or timing of revenue recognition. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes, and our 2016 Annual Report on Form 10-K.

Overview

Our business is organized into three core and two non-core business segments as follows:

Core business segments

•	Government Services

•	Technology & Consulting

•	Engineering & Construction

Non-core business segments

•	Non-strategic Business

•	Other

Each business segment excluding “Other” reflects a reportable segment led by a separate business segment president who reports directly to our CODM. See additional information on our business segments in Note 2 to our condensed consolidated financial statements.

Business Environment and Trends

Our portfolio includes highly specialized mission and logistics support solutions, engineering services, process technologies, energy project technical consulting, program management, construction, asset life-cycle solutions and other related services. We provide these services to various domestic and international governmental agencies and a wide range of customers across the hydrocarbons value chain.

We expect continued opportunities within our global government services business as we drive higher value and lower cost solutions to support governments’ increasing training, operation, maintenance and sustainment requirements. The acquisitions of Wyle and HTSI, which we converted to KTS, in the third quarter of 2016, moves KBR’s GS business into the domestic high value engineering services industry for such clients as NASA and U.S. government military agencies. As a result of these acquisitions, we expect a significant increase in total revenues from contracts with the U.S. government in 2017 as compared to 2016. Additionally, military conflicts and international tensions are also likely to contribute to increased demand for our international military support services from both the U.S. and foreign governmental defense agencies.

Trends in the U.S. government services industry and our markets, including a shift towards multiple-awards contracts and awarding contracts on a low price/technically acceptable basis, have increased competition for U.S. government contracts, reduced periods of performance on contracts, and increased pricing pressure. We expect that a majority of the U.S. government business that we seek in the foreseeable future will be awarded through a competitive bidding process. Additionally, our business may be affected by changes in the overall level of U.S. government spending and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.

In the hydrocarbons sector, demand for our services depends on the level of capital and operating expenditures of our customers, which is often considered alongside prevailing market conditions and the availability of resources to support and fund projects. Significant volatility in commodity prices in recent years has resulted in many of our oil and gas customers taking steps to defer, suspend or terminate capital expenditures which has resulted in delayed or reduced volumes of business for us. Upstream oil projects have experienced the largest reductions in capital expenditures, as the effect of volatile oil prices has been more pronounced in this sector. We continue to see some opportunities in certain markets, including midstream gas projects such as LNG to satisfy future demand, particularly at locations where major supporting infrastructure already exists (i.e. near existing gas pipelines and electric power grids, port facilities, etc.) Additionally, downstream projects such as chemicals and fertilizers, which generally benefit from low feedstock prices and are less impacted by depressed oil prices, should be positively impacted. We seek to collaborate with our customers in developing these prospects by using integrated teams, from project conceptualization and technical solutions selection through project award and implementation.

Overall, we believe KBR has a balanced portfolio of recurring government services partnering opportunities as well as upstream, midstream and downstream solutions.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Overview of Financial Results

For the quarter ended March 31, 2017, we generated revenues of $1.1 billion and net income attributable to KBR of $37 million compared to revenues of $996 million and net income attributable to KBR of $42 million for the quarter ended March 31, 2016. Highlights in the quarter ended March 31, 2017 include the substantial completion of an EPC services 650-megawatt combined cycle power project in our Non-strategic Business segment. The completion of this final domestic EPC power project achieves another milestone in our strategy, consistent with our intention to exit this non-strategic business. Subsequent to March 31, 2017, we achieved resolution and settlement of the EPC 1 arbitration dispute between our KBR subsidiary and PEP, a subsidiary of PEMEX. Under the terms of the settlement, KBR has received $435 million and dismissal of all pending litigations.

Our GS business segment generated revenues of $515 million and gross profits plus equity in earnings of $46 million in the quarter ended March 31, 2017 compared to revenues of $210 million and gross profits plus equity in earnings of $32 million in the quarter ended March 31, 2016. The improvements were driven by earnings from the newly acquired Wyle and KTS businesses and growth on LogCAP IV and other international operating base contracts in support of the U.S. military. These recent acquisitions will position us in the domestic technology-focused engineering services industry. We expect continued growth in opportunities within this segment of our business.

Our E&C business segment generated revenues of $489 million and gross profit plus equity in earnings of $33 million in the quarter ended March 31, 2017 compared to revenues of $606 million and gross profits plus equity in earnings of $47 million in the quarter ended March 31, 2016. Gross profits plus equity in earnings were unfavorably impacted by the increase in estimates of costs to complete and recognition of unapproved change orders and claims on the Ichthys JV which reduced the percentage of completion at March 31, 2017 and delays profits to future periods. See Note 6 to our condensed consolidated financial statements for further discussion. While the global hydrocarbons market has experienced large reductions in capital expenditures related to upstream oil projects, this segment continues to focus on an expanding global industrial services market and opportunities in certain markets, including midstream gas projects at locations supporting existing infrastructure.

Our T&C business segment generated revenues of $76 million and gross profits of $14 million for the quarter ended March 31, 2017 compared to revenues of $97 million and gross profits of $17 million in the quarter ended March 31, 2016. Decreases in proprietary equipment sales in the quarter resulted in lower revenues. However, margins were favorably impacted by technology license milestones achieved in the period. The markets for this segment are steadily growing as we see a mix of brownfield and greenfield opportunities materializing across the portfolio.

Our Non-strategic Business segment which was created as part of our restructuring initiative is composed of one remaining EPC power project and close-out activities on a completed U.S. infrastructure project. The EPC power project reached substantial completion during the quarter within the current estimate. During the quarter ended March 31, 2017, this segment generated revenues of $26 million and gross losses of $2 million compared to revenues of $83 million and gross profit of $1 million in the quarter ended March 31, 2016.

The information below is an analysis of our consolidated results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Revenues	$1,106	$996	$110	11%

The increase in consolidated revenues was primarily driven by revenues generated by the Wyle and KTS acquisitions as well as the expansion of existing contracts within our GS business segment. This increase was partially offset by the completion or substantial completion of several projects at the end of 2016, which resulted in combined lower revenues of approximately $191 million within our T&C, E&C and Non-strategic Business segments and the non-recurrence in 2017 of certain favorable changes in estimates within our GS and E&C business segments that occurred in the first quarter of 2016.

Gross Profit	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Gross profit	$82	$68	$14	21%

The increase in consolidated gross profit was primarily due to the recent acquisitions and expansions on existing U.S. government contracts discussed above as well as the non-recurrence of unfavorable changes in estimates on an EPC ammonia project in our E&C business segment recognized in the first quarter of 2016. This increase was offset by the completion or substantial completion of projects also discussed above.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Equity in earnings of unconsolidated affiliates	$9	$29	$(20)	(69)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to lower progress, recognition of unapproved change orders and claims and increased reimbursable and fixed-price cost estimates at completion on the Ichthys JV within our E&C business segment that reduced the percentage of completion at March 31, 2017and delays profits to future periods (see Note 6 to our condensed consolidated financial statements for further discussion). Lower than expected maintenance activities on a joint venture in the U.K. within our GS business segment also contributed to this decrease. This decrease was partially offset by improved performance on our Brown & Root Industrial Services joint venture within our E&C business segment.

General and Administrative Expenses	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
General and administrative expenses	$(32)	$(34)	$(2)	(6)%

General and administrative expenses remained relatively flat. General and administrative expenses in the three months ended March 31, 2017 and 2016 included $20 million and $22 million, respectively, related to corporate activities and $12 million for each period presented related to the business segments.

Other Non-operating Expense	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Other non-operating expense	$(12)	$(5)	$(7)	(140)%

Other non-operating expense includes interest income, interest expense, foreign exchange gains and losses and other non-operating income or expense items. The increase in non-operating expense was due to higher interest expense of $5 million for the three months ended March 31, 2017, primarily related to the outstanding borrowings under our Credit Agreement.

Provision for Income Taxes	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Income before provision for income taxes	$51	$60	$(9)	(15)%
Provision for income taxes	$(13)	$(15)	$(2)	(13)%

Our provision for income taxes for the three months ended March 31, 2017 and 2016 reflects a 25% tax rate. The 2017 period provision for income taxes is lower than the 2016 period primarily due to lower income before provision for income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Net income attributable to noncontrolling interests	$(1)	$(3)	$(2)	(67)%

The decrease in net income attributable to noncontrolling interests was due to reduced joint venture earnings resulting from the substantial completion of one of the major LNG projects in Australia in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended March 31,
Dollars in millions	2017	2016
Revenues
Government Services	$515	$210
Technology & Consulting	76	97
Engineering & Construction	489	606
Other	—	—
Subtotal	1,080	913
Non-strategic Business	26	83
Total	$1,106	$996

Gross profit (loss)
Government Services	$37	$21
Technology & Consulting	14	17
Engineering & Construction	33	29
Other	—	—
Subtotal	84	67
Non-strategic Business	(2)	1
Total	$82	$68

Equity in earnings of unconsolidated affiliates
Government Services	$9	$11
Technology & Consulting	—	—
Engineering & Construction	—	18
Other	—	—
Subtotal	9	29
Non-strategic Business	—	—
Total	$9	$29

Total general and administrative expenses	$(32)	$(34)

Asset impairment and restructuring charges	$—	$(2)

Gain on disposition of assets	$4	$4

Total operating income	$63	$65

Government Services

GS revenues increased by $305 million, or 145%, to $515 million in the three months ended March 31, 2017 compared to $210 million in the three months ended March 31, 2016. This increase was driven primarily by $299 million of revenues related to the acquisitions of Wyle and KTS in the third quarter of 2016 and an increase in revenue of $58 million associated with continued expansion under existing U.S. government contracts. This increase was offset by reduced revenue due to the approval of a change order on a road construction project in the Middle East in 2016 that did not recur.

GS gross profit increased by $16 million, or 76%, to $37 million in the three months ended March 31, 2017 compared to $21 million in the three months ended March 31, 2016. This increase was primarily due to the acquisitions of Wyle and KTS and continued expansion under existing U.S. government contracts, but was offset by the approval of the change order discussed above.

GS equity in earnings of unconsolidated affiliates decreased by $2 million, or 18%, to $9 million in the three months ended March 31, 2017 compared to $11 million in the three months ended March 31, 2016. This decrease was primarily due to lower activity on a joint venture project in the U.K.

Technology & Consulting

T&C revenues decreased by $21 million, or 22%, to $76 million in the three months ended March 31, 2017 compared to $97 million in the three months ended March 31, 2016 primarily due to the completion or substantial completion of multiple projects during 2016.

T&C gross profit decreased by $3 million, or 18%, to $14 million in the three months ended March 31, 2017 compared to $17 million in the three months ended March 31, 2016, primarily due to the completion or substantial completion of projects during 2016 offset by reduced overheads as a result of our previously announced restructuring plan.

Engineering & Construction

E&C revenues decreased by $117 million, or 19%, to $489 million in the three months ended March 31, 2017 compared to $606 million in the three months ended March 31, 2016. This decrease was primarily due to reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe as well as a favorable change in estimate as a result of reaching a settlement on close out of an LNG project in Africa in 2016 that did not recur. These decreases were partially offset by increased activity on a construction project in the U.S. that began ramping up in the first quarter of 2016.

E&C gross profit increased by $4 million, or 14%, to $33 million in the three months ended March 31, 2017 compared to $29 million in the three months ended March 31, 2016. This increase was primarily due to the non-recurrence of unfavorable changes in estimates on an EPC ammonia project in our E&C business segment recognized in the first quarter of 2016, as well as reduced overhead costs. This increase was offset by the completion or near completion of projects discussed above.

E&C equity in earnings of unconsolidated affiliates decreased by $18 million, or 100%, in the three months ended March 31, 2017 compared to income of $18 million in the three months ended March 31, 2016. This decrease was due to lower progress, recognition of unapproved change orders and claims and increased reimbursable cost estimates on the Ichthys JV that reduced the percentage of completion at March 31, 2017 and delays profits to future periods partially offset by improved performance on our Brown & Root Industrial Services joint venture.

Non-strategic Business

Non-strategic Business revenues decreased by $57 million, or 69%, to $26 million in the three months ended March 31, 2017 compared to $83 million in the three months ended March 31, 2016. This decrease was due to completion or near completion of power projects as we exit that business.

Non-strategic Business gross profit decreased by $3 million, to a loss of $2 million in the three months ended March 31, 2017 compared to a profit of $1 million in the three months ended March 31, 2016. This decrease was primarily due to completion of the projects discussed above as well as increased costs as we complete close-out activities on a U.S. infrastructure project.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $7.4 billion at March 31, 2017 and $7.4 billion at December 31, 2016. We consolidate joint ventures which are majority-owned and controlled or are VIEs in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $147 million at March 31, 2017 and $151 million at December 31, 2016.

The following table summarizes our backlog by business segment:

	December 31,				March 31,
Dollars in millions	2016	New Awards	Other (a)	Net Workoff (b)	2017
Government Services	$7,821	$67	$347	$(524)	$7,711
Technology & Consulting	313	91	5	(76)	333
Engineering & Construction	2,769	54	203	(489)	2,537
Subtotal	10,903	212	555	(1,089)	10,581
Non-strategic Business	35	—	5	(26)	14
Total backlog	$10,938	$212	$560	$(1,115)	$10,595

(a)
Other includes adjustments for (i) effects of changes in foreign exchange rates, primarily related to movements in British pound of $95 million, (ii) changes in scope on existing projects of $256 million and (iii) elimination of our proportionate share of revenue workoff from our unconsolidated joint ventures of $209 million less equity in earnings.

(b)	These amounts represent the revenue workoff on our projects plus equity earnings from our unconsolidated joint venture projects.

We estimate that as of March 31, 2017, 36% of our backlog will be executed within one year. Of this amount, 59% will be recognized in revenues on our condensed consolidated statement of operations and 41% will be recorded by our unconsolidated joint ventures. As of March 31, 2017, $176 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2017, 13% of our backlog was attributable to fixed-price contracts, 57% was attributable to PFIs and 30% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2017, $7.1 billion of our GS backlog was currently funded by our customers.

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
Cash and equivalents totaled $410 million at March 31, 2017 and $536 million at December 31, 2016 and consisted of the following:

	March 31,	December 31,
Dollars in millions	2017	2016
Domestic U.S. cash	$224	$249
International cash	128	231
Joint venture cash	58	56
Total	$410	$536

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including the maintenance of sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriated foreign cash may become subject to U.S. income taxes. We have provided cumulative income taxes on certain foreign earnings which provide us, if necessary, the ability to repatriate an additional $300 million of international cash without recognizing additional tax expense. As of March 31, 2017, we have repatriated approximately $162 million of this international cash. Our undistributed earnings above the amount for which we have already provided income taxes continue to be considered permanently reinvested.

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

As of March 31, 2017, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Three Months Ended March 31,
Dollars in millions	2017	2016
Cash flows used in operating activities	$(115)	$(21)
Cash flows used in investing activities	(1)	(25)
Cash flows used in financing activities	(15)	(18)
Effect of exchange rate changes on cash	5	5
Decrease in cash and equivalents	$(126)	$(59)

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

The primary components of our working capital accounts are accounts receivable, which includes retainage and trade receivables, CIE, accounts payable and BIE. These components are impacted by the size and changes in the mix of our cost reimbursable versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Cash used in operations totaled $115 million in the first three months in 2017, primarily resulting from unfavorable net changes of $157 million in working capital balances for projects as discussed below:

•
Accounts receivable is impacted by the timing and collections on billings to our customers. The decrease in accounts receivable in the first three months in 2017 primarily reflected collections from customers within our E&C business segment associated with the completion of an ammonia project in the U.S. This decrease was partially offset by the timing of collections from customers within our GS business segment.

•
CIE was impacted by the timing of billings to our customers and is generally related to our cost reimbursable projects where we bill as we incur project costs. CIE decreased in the first three months in 2017 in our T&C and E&C business segments primarily due to the Ichthys LNG project offset by the timing of billings within our GS business segment.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The decrease in accounts payable in the first three months in 2017 was primarily due to the power project within our Non-strategic Business segment as the project nears completion as well as the timing of invoicing and payments within the normal course of business.

•
BIE is associated with our fixed price projects, which we generally structure to be cash positive, and is impacted by the timing of achievement of billing of milestones and payments received from our customers in advance of incurring project costs. The $124 million decrease in BIE is primarily due to the funding of two EPC ammonia projects in the U.S. within our E&C business segment as well as a power project within our Non-strategic Business segment as they near completion.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $14 million and contributed $9 million to our pension funds in the first three months in 2017.
Cash used in operations totaled $21 million in the first three months in 2016. Cash generated from earnings and net changes in working capital balances for projects remained relatively flat in 2016. The cash generated by earnings was partially offset by other items as specified below:

•
Accounts receivable decreased primarily due to the timing of customer billings related to projects within our E&C business segment including an EPC LNG project in Australia, a downstream EPC project in the U.S. as well as increased collections from customers on various other projects.

•	BIE decreased in the first three months in 2016, reflecting the timing of invoicing and payments within the normal course of business within our GS, E&C and Non-strategic Business segments.

•	We received distributions of earnings from our unconsolidated affiliates of $20 million and contributed approximately $10 million to our pension funds in the first three months in 2016.
Investing activities. Cash used in investing activities totaled $1 million in the first three months in 2017 and was primarily used in the purchase of equipment.

Cash used in investing activities totaled $25 million in the first three months in 2016 and was primarily due to the $22 million used in the acquisition of the three technology companies in our T&C business segment.

Financing activities. Cash used in financing activities totaled $15 million in the first three months in 2017 and included $12 million for dividend payments to common shareholders.

Cash used in financing activities totaled $18 million in the first three months in 2016 and included $11 million for dividend payments to common shareholders and $6 million for distributions to noncontrolling interests.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, cash borrowings under our Credit Agreement and other permanent financing activities.

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

PEMEX litigation and anticipated use of proceeds

As discussed in Note 14 to our condensed consolidated financial statements, we settled the PEMEX and PEP arbitration matter on April 6, 2017.  Subsequently, we received $435 million from PEP, of which $150 million was used to repay a portion of the borrowings under our Credit Agreement in April 2017. We intend to use approximately $100 million in the second quarter of 2017 to pay related Mexican income taxes.  The remaining $185 million will primarily be used for operating activities such as working capital requirements and funding of previously recognized project losses.

Other factors potentially affecting liquidity

Cash from operations can be significantly impacted by our primary working capital accounts as previously described. We expect unfavorable working capital impacts in 2017 related to project losses in our E&C & Non-strategic Business segments.

Credit Agreement

Information relating to our Credit Agreement is described in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2. We intend to seek long-term financing to replace a portion of the outstanding borrowings under our Credit Agreement during 2017.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of March 31, 2017, we have utilized $385 million of our present capacity under lines of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of March 31, 2017, we have approximately $1 billion of remaining capacity in these committed and uncommitted lines of credit after taking into account the $650 million of outstanding revolver borrowings as described in Note 11 to our condensed consolidated financial statements. The letters of credit outstanding included $39 million issued under our Credit Agreement and $346 million issued under uncommitted bank lines as of March 31, 2017. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $168 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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

We are exposed to market risk for changes in interest rates for borrowings under our Credit Agreement, of which there were $650 million as of March 31, 2017.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the three months ended March 31, 2017 was 2.5%.  We had no derivative financial instruments to manage interest rate risk related to outstanding borrowings.   If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next 12 months.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2017, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2016. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2016. Our updated risk factors are included below.

Risks Related to Operations of our Business

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 40% of our total consolidated revenues for the three months ended March 31, 2017. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2017.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2017	3,779	$17.00	—	$208,030,228
February 1 – 28, 2017	21,671	$15.62	—	$208,030,228
March 1 – 31, 2017	124,218	$15.00	—	$208,030,228

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of March 31, 2017 was 149,668 shares at an average price of $15.14 per share.

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

*10.1+	Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.Def	Definition Linkbase Document

***101.Pre	Presentation Linkbase Document

***101.Lab	Labels Linkbase Document

***101.Cal	Calculation Linkbase Document

***101.Sch	Schema Linkbase Document

***101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

KBR, INC.

/s/ Mark Sopp	/s/ Nelson E. Rowe
Mark Sopp	Nelson E. Rowe
Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Dated: April 28, 2017