Form 10-Q
period 2017-06-30
KBR, INC.
filed 2017-08-02
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

As of July 12, 2017, there were 139,880,071 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2016 Annual Report on Form 10-K contained in Part I under "Risk Factors" and in this Quarterly Report on Form 10-Q in Part II under "Risk Factors."

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

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Abbreviation/Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIE	Billings in excess of costs and estimated earnings on uncompleted contracts
CAS	Cost Accounting Standards
CIE	Costs and estimated earnings in excess of billings on uncompleted contracts
CODM	Chief operating decision maker
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
E&C	Engineering & Construction
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
EPIC	EPIC Piping LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Services
GTL	Gas to liquids
HETs	Heavy equipment transporters
HTSI	Honeywell Technology Solutions Inc.
ICC	International Chamber of Commerce
Ichthys JV	Ichthys LNG project, an Australian joint venture
KTS	KBRwyle Technology Solutions, LLC
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums of Record
MoD	Ministry of Defense

Abbreviation/Acronym	Definition
NCI	Noncontrolling interests
PEMEX	Petróleos Mexicanos
PEP	Pemex Exploration and Production
PFIs	Privately financed initiatives and projects
PIC	Paid-in capital
PPE	Property, Plant and Equipment
PSC	Private Security Contractor
RIO	Restore Iraqi Oil
SFO	U.K. Serious Fraud Office
SEC	U.S. Securities and Exchange Commission
T&C	Technology & Consulting
TSA	Transition Service Agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VAT	Value-added tax
VIEs	Variable interest entities
Wyle	Wyle Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$1,094	$1,009	$2,200	$2,005
Cost of revenues	(986)	(935)	(2,010)	(1,863)
Gross profit	108	74	190	142
Equity in earnings of unconsolidated affiliates	32	33	41	62
General and administrative expenses	(38)	(34)	(70)	(68)
Asset impairment and restructuring charges	—	(12)	—	(14)
Gain on disposition of assets	1	2	5	6
Operating income	103	63	166	128
Interest expense	(5)	(2)	(10)	(4)
Other non-operating income (expense)	2	9	(5)	6
Income before income taxes and noncontrolling interests	100	70	151	130
Provision for income taxes	(21)	(23)	(34)	(38)
Net income	79	47	117	92
Net income attributable to noncontrolling interests	(2)	—	(3)	(3)
Net income attributable to KBR	$77	$47	$114	$89
Net income attributable to KBR per share:
Basic	$0.54	$0.32	$0.80	$0.62
Diluted	$0.54	$0.32	$0.80	$0.62
Basic weighted average common shares outstanding	141	142	142	142
Diluted weighted average common shares outstanding	141	142	142	142
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$79	$47	$117	$92
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(9)	(5)	5	11
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustments, net of taxes of $1, $(3), $5 and $(1)	(9)	(5)	5	11
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—	—	—
Reclassification adjustment included in net income	7	6	13	12
Pension and post-retirement benefits, net of taxes of $(2), $(1), $(3) and $(3)	7	6	13	12
Other comprehensive income, net of tax	(2)	1	18	23
Comprehensive income	77	48	135	115
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(3)
Comprehensive income attributable to KBR	$77	$47	$134	$112
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$491	$536
Accounts receivable, net of allowance for doubtful accounts of $14 and $14	527	592
Costs and estimated earnings in excess of billings on uncompleted contracts	380	416
Claims receivable	—	400
Other current assets	97	103
Total current assets	1,495	2,047
Claims and accounts receivable	114	131
Property, plant, and equipment, net of accumulated depreciation of $324 and $324 (including net PPE of $35 and $36 owned by a variable interest entity)	139	145
Goodwill	961	959
Intangible assets, net of accumulated amortization of $114 and $100	240	248
Equity in and advances to unconsolidated affiliates	386	369
Deferred income taxes	121	118
Other assets	125	127
Total assets	$3,581	$4,144
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$412	$535
Billings in excess of costs and estimated earnings on uncompleted contracts	392	552
Accrued salaries, wages and benefits	173	171
Nonrecourse project debt	9	9
Other current liabilities	213	292
Total current liabilities	1,199	1,559
Pension obligations	468	526
Employee compensation and benefits	168	113
Income tax payable	80	78
Deferred income taxes	59	149
Nonrecourse project debt	31	34
Revolving credit agreement	470	650
Deferred income from unconsolidated affiliates	98	90
Other liabilities	197	200
Total liabilities	2,770	3,399
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 176,441,681 and 175,913,310 shares issued, and 139,877,935 and 142,803,782 shares outstanding	—	—
Paid-in capital in excess of par	2,093	2,088
Accumulated other comprehensive loss	(1,030)	(1,050)
Retained earnings	580	488
Treasury stock, 36,563,746 and 33,109,528 shares, at cost	(820)	(769)
Total KBR shareholders’ equity	823	757
Noncontrolling interests	(12)	(12)
Total shareholders’ equity	811	745
Total liabilities and shareholders’ equity	$3,581	$4,144
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$117	$92
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27	19
Equity in earnings of unconsolidated affiliates	(41)	(62)
Deferred income tax (benefit) expense	(85)	7
Other	11	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	70	25
Costs and estimated earnings in excess of billings on uncompleted contracts	41	(28)
Claims receivable	400	—
Accounts payable	(126)	32
Billings in excess of costs and estimated earnings on uncompleted contracts	(167)	(2)
Accrued salaries, wages and benefits	2	(11)
Reserve for loss on uncompleted contracts	(35)	(23)
Payments from (advances to) unconsolidated affiliates, net	5	(8)
Distributions of earnings from unconsolidated affiliates	30	28
Income taxes payable	(5)	(10)
Pension funding	(18)	(21)
Net settlement of derivative contracts	1	(3)
Other assets and liabilities	(17)	(47)
Total cash flows provided by (used in) operating activities	$210	$(12)
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(6)	$(6)
Proceeds from sale of assets or investments	2	1
Acquisition of businesses, net of cash acquired	2	(22)
Other	(1)	—
Total cash flows used in investing activities	$(3)	$(27)
Cash flows used in financing activities:
Payments to reacquire common stock	$(52)	$(2)
Distributions to noncontrolling interests	(1)	(9)
Payments of dividends to shareholders	(23)	(23)
Excess tax benefits from share-based compensation	—	1
Payments on revolving credit agreement	(180)	—
Payments on short-term and long-term borrowings	(5)	(5)
Total cash flows used in financing activities	$(261)	$(38)
Effect of exchange rate changes on cash	9	(2)
Decrease in cash and equivalents	(45)	(79)
Cash and equivalents at beginning of period	536	883
Cash and equivalents at end of period	$491	$804
Supplemental disclosure of cash flows information:
Cash paid for interest	$11	$4
Cash paid for income taxes (net of refunds)	$125	$31
Noncash financing activities
Dividends declared	$11	$12
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

Principles of Consolidation

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 10 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

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

Prior Period Adjustment

During the second quarter of 2017, we corrected cumulative errors resulting in an increase to "Equity in earnings of unconsolidated affiliates" and "Net income attributable to KBR" within our condensed consolidated statements of operations of $9 million and $11 million, respectively, for the three and six months ended June 30, 2017. The errors in equity of unconsolidated affiliates primarily relate to our accounting for derivatives in one of our unconsolidated variable interest entities in our GS segment from the first quarter of 2016 through the first quarter of 2017. We evaluated these cumulative errors on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the error did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements.  Additionally, we do not expect our consolidated financial statements for the current annual period to be materially impacted by the error correction.

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

Additional Balance Sheet Information

Other Current Liabilities

The components of "other current liabilities" on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 are presented below:

	June 30,	December 31,
Dollars in millions	2017	2016
Reserve for estimated losses on uncompleted contracts (a)	$28	$63
Retainage payable	41	47
Income taxes payable	40	55
Restructuring reserve	11	30
Taxes payable not based on income	14	14
Value-added tax payable	21	16
Insurance payable	16	14
Dividend payable	11	12
Other miscellaneous liabilities	31	41
Total other current liabilities	$213	$292

(a)	See Note 2 to our condensed consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

Other Liabilities

Included in "other liabilities" on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 is noncurrent deferred rent of $101 million and $103 million, respectively. Also included in "other liabilities" is a payable to our former parent of $19 million in each of the periods presented. This amount will be paid to our former parent upon receipt of a tax refund from the U.S. Internal Revenue Service.

Note 2. Business Segment Information

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technical services relating to government services, technology and consulting, and engineering and construction. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other" which includes our corporate expenses and general and administrative expenses not allocated to the other business segments.  Our business segments are described below:
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

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2017	2016	2017	2016
Revenues:
Government Services	$543	$229	$1,058	$439
Technology & Consulting	82	98	158	195
Engineering & Construction	462	621	951	1,227
Other	—	—	—	—
Subtotal	1,087	948	2,167	1,861
Non-strategic Business	7	61	33	144
Total revenues	$1,094	$1,009	$2,200	$2,005
Gross profit (loss):
Government Services	$37	$41	$74	$62
Technology & Consulting	17	15	31	32
Engineering & Construction	55	35	88	64
Other	—	—	—	—
Subtotal	109	91	193	158
Non-strategic Business	(1)	(17)	(3)	(16)
Total gross profit (loss)	$108	$74	$190	$142
Equity in earnings of unconsolidated affiliates:
Government Services (a)	$18	$10	$27	$21
Technology & Consulting	—	—	—	—
Engineering & Construction	14	23	14	41
Other	—	—	—	—
Subtotal	32	33	41	62
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$32	$33	$41	$62
Segment operating income (loss):
Government Services	$48	$49	$88	$79
Technology & Consulting	16	13	29	28
Engineering & Construction	63	40	95	77
Other	(23)	(22)	(43)	(44)
Subtotal	104	80	169	140
Non-strategic Business	(1)	(17)	(3)	(12)
Total segment operating income (loss)	$103	$63	$166	$128

(a) See Note 1 to our condensed consolidated financial statements for information related to a prior period adjustment.

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

Changes in project-related estimates by business segment which significantly impacted operating income were as follows:

Government Services

There were no significant changes in project-related estimates during the three and six months ended June 30, 2017 within our GS business segment.

During the three months ended June 30, 2016, revenues, gross profit, and segment operating income included a favorable change in estimate of $33 million as a result of a settlement with the U.S. government regarding reimbursement of previously expensed legal fees associated with the sodium dichromate litigation (see Note 14 to our condensed consolidated financial statements for information related to the settlement with the U.S. government). The six months ended June 30, 2016 included a favorable change discussed above and the $15 million favorable change related to the approval of a change order on a road construction project in the Middle East in the first quarter of 2016.

Engineering & Construction

There were no significant changes in project-related estimates during the three and six months ended June 30, 2017 within our E&C business segment, except for the PEMEX and PEP arbitration settlement (see Note 15 to our condensed consolidated financial statements) which resulted in additional revenues and gross profit of $35 million.

Revenues, gross profit, and segment operating income during the three and six months ended June 30, 2016 included $36 million and $56 million, respectively, related to a favorable change in estimate resulting from a settlement on close out of an LNG project in Africa.

During the three and six months ended June 30, 2016, we recognized unfavorable changes in estimates of losses of $39 million and $70 million, respectively, on an EPC ammonia project in the U.S. primarily due to unforeseen costs related to the mechanical failure of a vendor supplied compressor and pumps that occurred during commissioning. The project was transferred to the customer in October 2016. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "other current liabilities" on our condensed consolidated balance sheets, is $2 million and $3 million as of June 30, 2017 and December 31, 2016, respectively, related to this project.

During 2016, we experienced weather delays and forecast construction productivity rates less than previously expected on a downstream EPC project in the U.S. These issues delayed estimated completion of the project until 2018, which resulted in additional estimated costs to complete and recognition of liquidated damages which caused this project to become a loss project in the fourth quarter of 2016. There were no significant changes in estimated losses on this project during the three and six months ended June 30, 2017. Included in the reserve for estimated losses on uncompleted contracts is $19 million and $35 million as of June 30, 2017 and December 31, 2016, respectively, related to this project. The EPC project was 78% complete as of June 30, 2017. Our estimated loss at completion represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of June 30, 2017.

Non-strategic Business

There were no significant changes in project-related estimates during the three and six months ended June 30, 2017 within our Non-strategic Business segment.

During the three and six months ended June 30, 2016, we recognized unfavorable changes in estimates of losses on a power project of $21 million and $26 million, respectively, primarily due to increases in subcontractor costs to complete the project as a result of poor productivity from subcontractors. The project has completed performance testing and in April 2017, care, custody and control of the project were transferred to the customer. Included in the reserve for estimated losses on uncompleted contracts is $2 million and $14 million as of June 30, 2017 and December 31, 2016, respectively, related to this project.

Note 3. Acquisitions, Dispositions and Other Transactions

Wyle and Honeywell Technology Solutions Inc. Acquisitions

During the third quarter of 2016, we acquired 100% of the equity interests of Wyle (the "Wyle acquisition") and 100% of the outstanding common stock of HTSI, which we rebranded into KTS (the "KTS acquisition" and together with the Wyle acquisition, the "Wyle and KTS acquisitions"). These acquisitions are reported within our GS business segment. The aggregate consideration paid for these acquisitions was $900 million, which was funded with $700 million in advances on our Credit Agreement and available cash on-hand. See Note 12 to our condensed consolidated financial statements for information related to our Credit Agreement.

Certain data necessary to complete the purchase price allocation of the Wyle and KTS acquisitions is not yet available and primarily relates to final tax returns that provide the underlying tax basis of assets and liabilities and the final settlement of working capital.

The following table summarizes the consideration paid for these acquisitions and the fair value of the assets acquired and liabilities assumed as of the respective acquisition dates.

Dollars in millions	Wyle	KTS
Fair value of total consideration transferred	$623	$280
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	10	—
Trade receivables, net	47	29
CIE	98	93
Prepaids and other current assets	4	5
Total current assets	159	127
Property, plant and equipment, net	10	6
Intangible assets	141	70
Deferred income taxes	—	8
Total assets	310	211
Accounts payable	59	23
BIE	—	5
Other current liabilities	47	34
Total current liabilities	106	62
Deferred income taxes	52	—
Other liabilities	12	—
Total liabilities	170	62
Goodwill	$483	$131

For the three months ended June 30, 2017, the acquired Wyle and KTS businesses contributed $174 million and $136 million of revenues and $12 million and $9 million of gross profit, respectively. For the six months ended June 30, 2017, Wyle and KTS contributed $344 million and $265 million of revenues and $25 million and $18 million of gross profit, respectively.

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

Dollars in millions, except per share data	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Revenue	$1,397	$2,740
Net income attributable to KBR	60	108
Diluted earnings per share	$0.42	$0.76

Chematur Subsidiaries Acquisition

On January 11, 2016, we acquired 100% of the outstanding common stock of three subsidiaries of Connell Chemical Industry LLC (through its subsidiary, Chematur Technologies AB). The aggregate consideration paid for the acquisition was $25 million, less $2 million of acquired cash and other adjustments resulting in net cash consideration of $23 million. We recognized goodwill of $24 million arising from the acquisition. This acquisition and its subsequent operations are reported within our T&C business segment.

Investments

UKMFTS project. In February 2016, we executed agreements to establish a new joint venture between KBR and Elbit Systems within our GS business segment, named Affinity. Affinity was awarded a service contract by a third party to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. During the first quarter of 2016, under the terms of the subordinated debt agreement between the partners and Affinity, we advanced our proportionate share, or $14 million, to meet initial working capital needs of the venture. We expect repayment on the advance and the associated interest over the term of the project. This amount is included in "Equity in and advances to unconsolidated affiliates" in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, and in "Payments from (advances to) unconsolidated affiliates, net" in our consolidated statement of cash flows for the six months ended June 30, 2016.

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

The components of our cash and equivalents balance are as follows:

	June 30, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$125	$142	$267
Short-term investments (c)	121	42	163
Cash and equivalents held in joint ventures	58	3	61
Total	$304	$187	$491

	December 31, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$163	$242	$405
Short-term investments (c)	68	7	75
Cash and equivalents held in joint ventures	50	6	56
Total	$281	$255	$536

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 5. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance are as follows:

	June 30, 2017
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$7	$190	$197
Technology & Consulting	—	40	40
Engineering & Construction	46	236	282
Other	—	3	3
Subtotal	53	469	522
Non-strategic Business	4	1	5
Total	$57	$470	$527

	December 31, 2016
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$190	$196
Technology & Consulting	—	52	52
Engineering & Construction	53	276	329
Other	—	3	3
Subtotal	59	521	580
Non-strategic Business	5	7	12
Total	$64	$528	$592

Note 6. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2017	2016
Government Services	$245	$271
Technology & Consulting	55	30
Engineering & Construction	80	115
Subtotal	380	416
Non-strategic Business	—	—
Total	$380	$416

Our BIE balances by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2017	2016
Government Services	$76	$76
Technology & Consulting	52	61
Engineering & Construction	252	388
Subtotal	380	525
Non-strategic Business	12	27
Total	$392	$552

Note 7. Unapproved Change Orders, Claims and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2017	2016
Amounts included in project estimates-at-completion at January 1,	$294	$104
Additions	280	87
Approved change orders	(3)	(34)
Amounts included in project estimates-at-completion at June 30,	$571	$157
Amounts recognized on a percentage-of-completion basis at June 30,	$490	$96

As of June 30, 2017, a significant portion of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relate to our proportionate share of unapproved change orders and claims associated with our 30% ownership interest in the Ichthys JV, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia. The contract between the Ichthys JV and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.
These additional change orders, customer claims, estimated recoveries of claims against suppliers and subcontractors and additional costs have resulted in a reduction to our percentage of completion progress for the six months ended June 30, 2017.
Further, there are additional claims we believe that we or our joint ventures are entitled to recover from clients which have been excluded from estimated revenues and profit at completion as appropriate under U.S. GAAP. It is anticipated that these commercial matters may not be resolved in the near term.
Our estimates for the above unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate resulting in significant changes to our estimated revenue, costs and profits at completion on the underlying projects. Contingencies related to the Ichthys JV are discussed further in Note 15 to our condensed consolidated financial statements.
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

It is possible that liquidated damages related to several projects totaling $10 million and $8 million at June 30, 2017 and December 31, 2016, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance and other mitigating factors, we have concluded these liquidated damages are not probable and, therefore, they have not been recognized.

Note 8. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $114 million and $131 million as of June 30, 2017 and December 31, 2016, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $83 million as of June 30, 2017 and December 31, 2016 related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 14 of our condensed consolidated financial statements for additional discussions. The amount also includes $31 million and $48 million as of June 30, 2017 and December 31, 2016, respectively, related to contracts where our costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 9. Restructuring

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

Dollars in millions	Severance Accrual
Balance at December 31, 2016	$8
Charges	—
Payments	(5)
Balance at June 30, 2017	$3

Balance at December 31, 2015	$19
Charges	11
Payments	(16)
Balance at June 30, 2016	$14

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	June 30,	December 31,
Dollars in millions	2017	2016
Beginning balance	$369	$281
Equity in earnings of unconsolidated affiliates	41	91
Distribution of earnings of unconsolidated affiliates (a)	(30)	(56)
Advances (receipts)	(5)	1
Investments (b)	—	61
Foreign currency translation adjustments	8	(8)
Other	—	(8)
Balance before reclassification	$383	$362
Reclassification of excess distributions (a)	6	12
Recognition of excess distributions (a)	(3)	(5)
Ending balance	$386	$369

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

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss is generally comprised of our equity investment in the VIE, any amounts owed to us for services we may have provided to the VIE and our obligation to fund our proportionate share of any future losses incurred. In addition:

•
The Affinity, Aspire Defence and U.K. Road joint venture projects are further exposed to the risks of construction and insurance losses, if any, on a joint and several basis. Any losses may be limited to the extent that these joint ventures become insolvent as the joint venture customer contracts provide protection from further recourse against the joint venture partners.

•
The Ichthys LNG joint venture project is further exposed to certain losses to the extent our joint venture partners are unable to meet their obligations, as we have joint and several liability to the customer. See Note 15 to our condensed consolidated financial statements for further discussion regarding contingencies related to the Ichthys JV.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets. Our maximum exposure to losses relates to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary and generally represents our "Equity in and advances to unconsolidated affiliates" associated with these entities.

	June 30, 2017
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss (a)
Affinity project	$15	$3	$15
Aspire Defence project	$20	$115	$20
Ichthys LNG project	$131	$23	$131
U.K. Road projects	$34	$10	$34
EBIC Ammonia plant (65% interest)	$36	$2	$24

	December 31, 2016
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss (a)
Affinity project	$12	$3	$12
Aspire Defence project	$14	$107	$14
Ichthys LNG project	$124	$33	$124
U.K. Road projects	$30	$9	$30
EBIC Ammonia plant (65% interest)	$34	$2	$22

(a)
The maximum exposure to loss in excess of our "Equity in and advances to unconsolidated affiliates" resulting from of our involvement with these VIE’s cannot be quantified due to the uncertainty of the amount and timing of funding of any future losses for these projects.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2017 and 2016, our revenues included $38 million and $151 million, respectively, related to the services we provided to our joint ventures, primarily the Ichthys JV within our E&C business segment. Under the terms of an alliance agreement with our EPIC joint venture, EPIC provides certain pipe fabrication services to KBR. For the six months ended June 30, 2017 and 2016, EPIC provided $3 million and $15 million, respectively, of services to KBR under the agreement.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the six months ended June 30, 2017 and 2016, we incurred approximately $3 million and $8 million, respectively, of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
Dollars in millions	2017	2016
Accounts receivable, net of allowance for doubtful accounts (a)	$16	$22
Costs and estimated earnings in excess of billings on uncompleted contracts (b)	$2	$1
Billings in excess of costs and estimated earnings on uncompleted contracts (b)	$27	$41

(a)	Includes an $8 million and $11 million net receivable from the Brown & Root Industrial Services joint venture at June 30, 2017 and December 31, 2016, respectively.

(b)	Reflects CIE and BIE primarily related to joint ventures within our E&C business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2017
	Total assets	Total liabilities
Gorgon LNG project	$26	$60
Escravos Gas-to-Liquids project	$8	$16
Fasttrax Limited project	$57	$49

Dollars in millions	December 31, 2016
	Total assets	Total liabilities
Gorgon LNG project	$28	$60
Escravos Gas-to-Liquids project	$11	$22
Fasttrax Limited project	$56	$50

Note 11. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	—	13	—	16
Expected return on plan assets	(1)	(19)	—	(23)
Recognized actuarial loss	1	7	1	7
Net periodic benefit cost	$—	$1	$1	$1

	Six Months Ended June 30,
	2017		2016
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	1	26	1	33
Expected return on plan assets	(2)	(37)	(1)	(46)
Recognized actuarial loss	1	15	1	14
Net periodic benefit cost	$—	$4	$1	$2

For the six months ended June 30, 2017, we have contributed approximately $18 million of the $36 million we expect to contribute to our plans in 2017.

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

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the LIBOR plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of June 30, 2017, there were $37 million in letters of credit outstanding. As a result of the Wyle and KTS acquisitions discussed in Note 3 to our condensed consolidated financial statements, we funded $700 million of acquisition consideration with borrowings under our Credit Agreement, of which $470 million remains outstanding as of June 30, 2017. Interest expense on these borrowings for the three and six months ended June 30, 2017 was $3 million and $7 million, respectively.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to a rolling four-quarter consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. In December 2016, we obtained an amendment to the debt to EBITDA financial covenant to eliminate the impact, for certain periods and subject to certain dollar limits, of previously recorded project losses attributed to an EPC ammonia project and a power project in the U.S. The amendment also amends the maximum ratio of consolidated debt to consolidated EBITDA to 3.25 to 1 effective for periods after December 31, 2017. As of June 30, 2017, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap of $1.1 billion. As of June 30, 2017, the remaining availability under the Distribution Cap was approximately $980 million.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when we and the other joint venture partners funded the joint venture with equity and subordinated notes in 2005.

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Semi-annual payments on both classes of bonds commenced in March 2005 and will continue through maturity in 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16% over the term of the notes until maturity in 2025.  Semi-annual payments on the subordinated notes commenced in March 2006. For financial reporting purposes, the portion of the subordinated notes payable to us is eliminated in consolidation and consequently, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.

Note 13. Income Taxes

The effective tax rate was approximately 21% and 23% for the three and six months ended June 30, 2017, respectively. The effective tax rate was approximately 33% and 29% for the three and six months ended June 30, 2016, respectively. As a result of the tax effect of the PEMEX settlement in the three months ended June 30, 2017, we reversed a previously recognized deferred tax liability, recorded a current income tax payable and paid the associated income tax. As a result, the net impact to consolidated income tax expense related to the PEMEX settlement was not material.

Our effective tax rate for the three and six months ended June 30, 2017 and 2016 is lower than the U.S. statutory rate of 35% primarily due to the rate differential on our foreign earnings as well as non-controlling interests and equity earnings. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2017 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2017 and December 31, 2016 was $523 million and $542 million, respectively. The decrease in the valuation allowance was $16 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $19 million and $6 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in valuation allowance is primarily driven by our ability to utilize previously reserved foreign tax credits in 2017 as a result of forecasted U.S. taxable income primarily from foreign sources, which may not be recurring. The valuation allowance is primarily related to foreign tax credit carryforwards, foreign and state net operating loss carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized, primarily due to cumulative taxable losses in the U.S.

The reserve for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 was $262 million and $261 million, respectively.

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

The U.S. government has issued and outstanding Form 1s questioning $171 million of billed costs as of June 30, 2017. They had previously paid us $88 million of the questioned costs related to our services on these contracts and the remaining balance of $83 million at June 30, 2017 is included in “Claims and accounts receivable" on our condensed consolidated balance sheets. In addition, we have withheld $26 million from our subcontractors at June 30, 2017 related to these questioned costs.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs at June 30, 2017 and December 31, 2016 of $57 million and $64 million, respectively, as a reduction to "Claims and accounts receivable" and in "Other liabilities" on our condensed consolidated balance sheets.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of June 30, 2017 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with KBR's position (i) that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, (ii) that there was a need for force protection and (iii) that the costs were reasonable. The ASBCA also found that the Army breached its obligation to provide force protection. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. The Army appealed the decision.

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover costs in the approximate amount of $45 million plus interest related to the use of PSCs. We do not know if the Army will appeal this ruling. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC and Burn Pit matters described below are billable under the LogCAP III contract and that any such costs or damages awarded in the Sodium Dichromate matter are billable under the RIO contract and a related indemnity agreement with the U.S. government. All costs billed under LogCAP III or RIO are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We paid FKTC $19 million and will pay $4 million on pay-when-paid terms in the contract. We have accrued amounts we believe are payable to FKTC in "Accounts payable" and "Other current liabilities" on our condensed consolidated balance sheets. The remaining $26 million owed to FKTC under the contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see DOJ False Claims Act complaint - FKTC Containers below). At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

Burn Pit litigation. Since November 2008, KBR has been served with more than 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. These suits were consolidated and are pending in U.S. Federal District Court in Baltimore, Maryland, where the jurisdictional issues have been under advisement. The plaintiffs claimed unspecified damages. On January 13, 2017, KBR filed a renewed motion to dismiss and for summary judgment.

On July 19, 2017, the trial court issued its ruling granting KBR’s motions to dismiss on jurisdictional ground and for summary judgment.  In lengthy fact findings, the Court concluded that the military made all the relevant decisions about the use, location and operation of burn pits.  The plaintiffs will have a right of appeal. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2017, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003, which were consolidated into the case pending in the U.S. District Court for the Southern District of Texas. The Texas case was then dismissed by the court on the merits on multiple grounds including the conclusion that no one was injured. In March 2017, the Fifth Circuit Court of Appeals upheld the trial court's dismissal of plaintiffs' claims on summary judgment. The plaintiffs' request for the Texas Supreme Court to hear arguments over the application of certain laws and the application of Texas Supreme Court authority to the plaintiffs' claims was denied in May 2017. The plaintiffs have until early August 2018 to seek review by the US Supreme Court. Our request for payment of court costs remains pending before the trial court in Houston. The plaintiffs are claiming unspecified damages. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2017, no amounts have been accrued.

Qui tams. We have several qui tam cases pending, one of which has been joined by the U.S. government (see DOJ False Claims Act complaint - Iraq Subcontractor below). At this time, we believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of June 30, 2017, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under federal regulations. As of June 30, 2017, we have incurred and expensed $11 million in legal costs incurred in defending ourselves in qui tams. There are two active cases as discussed below:

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the FCA by KBR and its subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009. On March 14, 2017, the Court granted KBR's motion for summary judgment and dismissed the case. The plaintiff has filed a notice of appeal.

Howard qui tam. In March 2011, Geoffrey Howard filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the U.S. government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2018.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR submitted false claims to the U.S. government for reimbursement of costs for FKTC's services, which the U.S. government alleges were inflated, unverified, not subject to an adequate price analysis and had been contractually assumed by FKTC. Our contractual dispute with the Army over this settlement has been ongoing since 2005. In March 2014, KBR's motion to dismiss was denied and in September 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. The case is currently in discovery, which we expect to be substantially completed in the fourth quarter of 2017. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2017, no amounts have been accrued.

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its delay and disruption claims. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. This matter is now set for trial in September 2017. We are expecting the proceeding to go forward as planned.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss, which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of June 30, 2017 and December 31, 2016, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case is set to close on October 10, 2017 with the trial set to begin on March 26, 2018. We believe the Court will extend these deadlines but do not have a new scheduling order at this time.

Note 15. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, sought class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our former chief executive officer, our previous two former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. We reached an agreement to settle this case as of January 11, 2017 and accrued the proposed settlement amount as of December 31, 2016 in "Other current liabilities" on our consolidated balance sheets, net of insurance proceeds, which did not have a material impact on our financial statements. On April 6, 2017 we received preliminary Court approval for the settlement.

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
We have also received requests for information and a subpoena for documents from the SEC regarding the restatement of our 2013 annual financial statements. We have been and intend to continue cooperating with the SEC. We have accrued our estimate of a potential settlement in "Other current liabilities" on our consolidated balance sheets which did not have a material impact on our financial statements.

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

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP resolving this dispute. The settlement provided for a cash payment to Commisa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is now resolved and all amounts were paid by PEP in April 2017. As a result of the final settlement, we recognized additional revenues and gross profit of $35 million for the three months ended June 30, 2017.

Other matters

The DOJ, SEC, and the SFO are conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR, whose interactions with Unaoil are a subject of those investigations. KBR is cooperating with the DOJ, SEC, and the SFO in their investigations, including through the voluntary submission of information and responding to formal document requests.

Denenberg v. KBR, Inc. et al.  Susan Denenberg, in a recently filed claim, seeks class action status on behalf of shareholders, alleging violations of  Sections 10(b) and 20(a) of the Exchange Act against the Company, and some of its officers.  Similar claims were filed in a second lawsuit styled Porter v. KBR, Inc. et al. Movants Kuberbhai M. Patel and Kanti K. Patel filed a motion to be appointed for lead plaintiff and to consolidate both actions.  The motion currently is pending. Plaintiffs assert that defendants violated the securities law in connection with KBR's disclosures associated with the SFO's investigations against KBR and its affiliates relating to Unaoil, which the SFO announced in April 2017. KBR disputes plaintiffs' allegations and claims. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Tisnado vs DuPont, et al. In May 2016, KBR was served with a Fourth Amended Petition in Intervention and was brought into a lawsuit which was originally filed on November 14, 2014, in the 11th Judicial District Court of Harris County, Texas. This suit was brought by the family members of persons who died in an incident at the DuPont plant in LaPorte, Texas. KBR has filed an Answer to the Petition, denying the plaintiffs' claims and asserting affirmative defenses. This case is in its early stages of discovery. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Ichthys JV unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors

The Ichthys JV, an unconsolidated joint venture of which we are a 30% owner, has included in its project estimates-at-completion unapproved change orders and claims stemming from two sources.
First, the Ichthys JV has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against the Ichthys JV for recovery of costs and an extension of time in order to progress the works under the scope of their respective contracts due to a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, the Ichthys JV has or is expected to incur incremental costs due to these circumstances. Most of these claims relate to cost-reimbursable work between the Ichthys JV and its client.
We believe any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to cost-reimbursable scopes of work are an adjustment to the contract price and a change order under the reimbursable portion of the contract between the Ichthys JV and its client. However, the client has disputed these contract price adjustments and change orders. The change orders remain unapproved. In order to facilitate the continuation of work under the contract while we work to resolve this dispute, the client has agreed to a contractual mechanism (“Deed of Settlement”) providing funding in the form of an interim contract price adjustment to the Ichthys JV for settlement of certain subcontractor claims related to cost-reimbursable scopes of work. A significant portion of the unapproved change orders has accordingly been paid by the client. The Ichthys JV has in turn settled the subcontractor claims relating to cost-reimbursable work which have been funded through the Deed of Settlement by the client.
If the Ichthys JV does not resolve the claims under the Deed of Settlement with its client by December 31, 2020, it will be required to refund sums in excess of the final adjusted contract price with the client under the terms of the Deed of Settlement. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded. While the Ichthys JV continues to pursue settlement of these disputes, the Ichthys JV has initiated proceedings and is planning other arbitrations against the client to resolve these open reimbursable supplier and subcontractor claims prior to December 31, 2020 and other related disputes.
Second, the Ichthys JV continues to pursue resolution of additional unapproved change orders and claims related to the reimbursable, unit rate and fixed-price portions of the contract which were not covered by the Deed of Settlement through direct negotiation with the client.
The Ichthys JV intends to vigorously pursue approval and collection of amounts under all unapproved change orders and claims. Further, there are additional claims that the Ichthys JV believes it is entitled to recover from its client which have been excluded from estimated revenue and profit at completion as appropriate under U.S. GAAP. It is anticipated that these commercial matters may not be resolved in the near term.

If these matters are not resolved for the amounts recorded, or to the extent the Ichthys JV is unsuccessful in retaining amounts paid to it under the Deed of Settlement, we would be responsible for our pro-rata portion of any refunded sums in excess of the final adjusted contract price and it could have a material adverse effect on our results of operations, financial position and cash flows.
In addition, the Ichthys JV awarded a fixed-price contract to a subcontractor for the design, construction and commissioning of a combined cycle power plant on the Ichthys JV site, which is pursuant to the Ichthys JV's fixed-price portion of its contract with its client. The subcontractor is a consortium consisting of a joint venture between UGL Infrastructure Pty Limited, CH2M Hill, General Electric and GE Electrical International Inc (collectively, the "Consortium"). On January 25, 2017, the Ichthys JV received Notice of Termination from the Consortium and the Consortium ceased work on the power plant. The Ichthys JV has evaluated the cost to complete the Consortium's work, which exceeds the awarded fixed-price subcontract value. The cost to complete the power plant, which excludes interest, liquidated damages and other related costs which we intend to pursue recovery from the Consortium, represent estimated recoveries of claims against suppliers and subcontractors and have been included in the Ichthys JV's estimate to complete the Consortium's remaining obligations. The full amount of the costs have been determined to be probable of recovery from the subcontractor in our estimate of profit at completion. The Ichthys JV believes the Consortium breached its contracts and repudiated its obligation to complete the power plant. The Ichthys JV will pursue recourse against the Consortium to recover the amounts needed to complete the remaining work on the power plant, inclusive of calling bank guarantees (bonds) and parent guarantees provided by the Consortium partners. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract. We expect the Consortium to challenge the Ichthys JV's recourse actions.

To the extent the Ichthys JV is unsuccessful in recovering such costs, we would be responsible for our pro-rata portion of unrecovered costs from the subcontractor. This could have a material adverse impact on the profit at completion of the contract and thus on our consolidated statements of operations, financial position and cash flow.

The amount of unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors related to the Ichthys JV included in determining gross profit are included in the amounts disclosed in Note 7 to our condensed consolidated financial statements.

Note 16. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders	(22)	—	(22)	—	—	—
Repurchases of common stock	(52)	—	—	(52)	—	—
Issuance of ESPP shares	1	—	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Net income	117	—	114	—	—	3
Other comprehensive income, net of tax	18	—	—	—	20	(2)
Balance at June 30, 2017	$811	$2,093	$580	$(820)	$(1,030)	$(12)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	10	10	—	—	—	—
Tax benefit decrease related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1	(1)	—	2	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income	92	—	89	—	—	3
Other comprehensive income, net of tax	23	—	—	—	23	—
Balance at June 30, 2016	$1,145	$2,080	$661	$(769)	$(808)	$(19)

Accumulated other comprehensive loss, net of tax

	June 30,
Dollars in millions	2017	2016
Accumulated foreign currency translation adjustments, net of tax of $3 and $1	$(255)	$(258)
Pension and post-retirement benefits, net of tax of $251 and $206	(772)	(548)
Fair value of derivatives, net of tax of $0 and $0	(3)	(2)
Total accumulated other comprehensive loss	$(1,030)	$(808)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	7	—	—	7
Amounts reclassified from accumulated other comprehensive income	—	13	—	13
Balance at June 30, 2017	$(255)	$(772)	$(3)	$(1,030)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	11	—	—	11
Amounts reclassified from accumulated other comprehensive income	—	12	—	12
Balance at June 30, 2016	$(258)	$(548)	$(2)	$(808)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2017	2016	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(16)	$(15)	See (a) below
Tax benefit	3	3	Provision for income taxes
Net pension and post-retirement benefits	$(13)	$(12)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our condensed consolidated financial statements for further discussion.

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

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	3,345,366	$14.93	$50	3,345,366	$14.93	$50
Withheld to cover shares	15,475	$14.45	—	165,143	$15.08	2
Total	3,360,841	$14.92	$50	3,510,509	$14.93	$52

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	—	n/a	$—
Withheld to cover shares	27,509	$14.84	—	145,545	$14.00	2
Total	27,509	$14.84	$—	145,545	$14.00	$2

Note 18. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2017	2016	2017	2016
Basic weighted average common shares outstanding	141	142	142	142
Stock options and restricted shares	—	—	—	—
Diluted weighted average common shares outstanding	141	142	142	142

For purposes of applying the two-class method in computing income per share, there were $0.6 million and $0.8 million net earnings allocated to participating securities, or a negligible amount per share, for the three and six months ended June 30, 2017, respectively. Net earnings allocated to participating securities for the three and six months ended June 30, 2016 were $0.4 million and $0.7 million, or a negligible amount per share, respectively. The diluted income per share calculation did not include 2.3 million and 2.4 million antidilutive weighted average shares for the three and six months ended June 30, 2017, respectively. The diluted income per share calculation did not include 3.3 million antidilutive weighted average shares for both the three and six months ended June 30, 2016.

Note 19. Financial Instruments and Risk Management

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

As of June 30, 2017, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $110 million, all of which had durations of 11 days or less. We also had approximately $26 million (gross notional value) of cash flow hedges which had durations of approximately 29 months or less.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at June 30, 2017 and December 31, 2016. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	June 30,	December 31,
Gains (losses) dollars in millions	2017	2016
Balance sheet hedges - fair value	$3	$(7)
Balance sheet position - remeasurement	(4)	27
Net	$(1)	$20

Note 20. Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853) - Determining the Customer of the Operation Services. This ASU is intended to clarify the customer of the operation services in all cases for service concession arrangements. This ASU is to be adopted concurrently with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and applying the same transition method. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. This ASU is intended to clarify the accounting treatment when there are changes to the terms or conditions of a share-based payment award. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

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
We are continuing to evaluate the impact of the new standard on our contract portfolio. Our approach includes a detailed review of representative contracts at each of our business segments and comparing historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we are also developing a comprehensive change management plan to guide the implementation. While we are still evaluating the potential impact of adoption on our financial statements, we currently believe the areas that may impact us the most include determining which goods and services are distinct and represent separate performance obligations and accounting for variable consideration and the manner in which we determine the unit of account for our projects. We expect that in most cases revenue generated from our EPC and engineering services contracts will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with current practice. We also expect revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts, including significant judgments, information about contract balances and performance obligations, and assets recognized from cost incurred to obtain or fulfill a contract. These concepts, as well as other aspects of the guidance, may change the method and/or timing of revenue recognition. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application for uncompleted contracts.
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

We expect continued opportunities within our global government services business as we drive higher value and lower cost solutions to support governments’ increasing training, operation, maintenance and sustainment requirements. The Wyle and KTS acquisitions in the third quarter of 2016 (as discussed in Note 3 to our condensed and consolidated financial statements), moves KBR’s GS business into the domestic high value engineering services industry for such clients as NASA and U.S. government military agencies. As a result of these acquisitions, we expect a significant increase in total revenues from contracts with the U.S. government in 2017 as compared to 2016.

The outlook for government services has improved, with greater interest for increased defense budgets in light of political instability, military conflicts and terrorism coupled with aging military platforms and need for technology upgrades. At the same time, the government services industry remains competitive and the government procurement cycle often is affected by delays, protests, and other challenging dynamics.

We expect that a majority of the U.S. government business that we seek in the foreseeable future will be awarded through a competitive bidding process. Additionally, our business may be affected by changes in the overall level of U.S. government spending and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.

In the hydrocarbons sector, demand for our services depends on the level of capital and operating expenditures of our customers, which is often considered alongside prevailing market conditions and the availability of resources to support and fund projects. Significant volatility in commodity prices in recent years has resulted in many of our oil and gas customers taking steps to defer, suspend or terminate capital expenditures which has resulted in delayed or reduced volumes of business for us. Upstream oil projects have experienced the largest reductions in capital expenditures, as the effect of volatile oil prices has been more pronounced in this sector. We continue to see some opportunities in certain markets, including midstream gas projects such as LNG to satisfy future demand, particularly at locations where major supporting infrastructure already exists (i.e., near existing gas pipelines and electric power grids, port facilities, etc.). Additionally, downstream projects such as chemicals and fertilizers, which generally benefit from low feedstock prices and are less impacted by depressed oil prices, should be positively impacted. We seek to collaborate with our customers in developing these prospects by using integrated teams, from project conceptualization and technical solutions selection through project award and implementation.

While there have been delays in capital projects in the hydrocarbons market, we have developed an improved pipeline of new project opportunities across the global landscape, primarily in gas-facing areas such as small-to-large scale LNG, ammonia and other downstream applications.

Overall, we believe we have a balanced portfolio of global professional services and technologies across the government services and hydrocarbon markets. We believe our increased mix of recurring government services and industrial services offers greater stability and predictability, which enables us to be selective and disciplined to pursue projects in the hydrocarbons markets which are economically attractive.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Overview of Financial Results

For the quarter ended June 30, 2017, we generated revenues of $1.1 billion and net income attributable to KBR of $77 million. Highlights in the quarter include resolution and settlement of the EPC 1 arbitration dispute between our KBR subsidiary and PEP, a subsidiary of PEMEX. Under the terms of the settlement, KBR received $435 million and dismissal of all pending claims related to the EPC 1 project. The favorable settlement contributed $35 million of additional revenues and earnings in the quarter. We also received a favorable summary judgment from the ASBCA supporting our position on the amounts claimed against the Army in the longstanding Private Security litigation.

Our GS business segment, which provides full life-cycle support solutions to defense, space, aviation and missions for governmental agencies in the U.S., U.K and Australia, generated revenues of $543 million and gross profit plus equity in earnings of $55 million for the quarter ended June 30, 2017. This compares to revenues of $229 million and gross profits plus equity in earnings of $51 million for the quarter ended June 30, 2016. The current quarter improvements were driven by revenue and earnings from the newly acquired Wyle and KTS businesses and growth on LogCAP IV and other international base operation and support contracts for the U.S. military. The improvement in earnings more than offset the $33 million favorable settlement with the U.S. government for reimbursed legal costs associated with the sodium dichromate litigation for the quarter ended June 30, 2016. We expect continued growth opportunities within this segment of our business.

Our T&C business segment, which provides licensed technologies, know-how and consulting services to the hydrocarbons value chain, generated revenues of $82 million and gross profits of $17 million for the quarter ended June 30, 2017. This compares to revenues of $98 million and gross profits of $15 million for the quarter ended June 30, 2016. Decreases in lower margin proprietary equipment sales in the quarter resulted in lower revenues. However, gross profit was favorably impacted by higher margin technology license milestones achieved in the period.

Our E&C business segment, where we provide comprehensive project and program delivery capability globally for the hydrocarbons value chain, generated revenues of $462 million and gross profit plus equity in earnings of $69 million in the quarter ended June 30, 2017. This compares to revenues of $621 million and gross profits plus equity in earnings of $58 million in the quarter ended June 30, 2016. Gross profits plus equity in earnings for the current quarter were favorably impacted by the $35 million gain associated with the PEMEX settlement. While the global hydrocarbons market has experienced its largest reductions in capital expenditures related to upstream oil projects, this segment continues to focus on an expanding global industrial services market and opportunities in certain markets, including downstream gas projects at locations supported by existing infrastructure.

Our Non-strategic Business segment, which was created as part of our restructuring initiative is composed of one remaining EPC power project that has begun close-out activities. During the quarter ended June 30, 2017, this segment generated revenues of $7 million and $1 million of gross loss compared to revenues of $61 million and gross losses of $17 million in the quarter ended June 30, 2016.

The information below is an analysis of our consolidated results for the three months ended June 30, 2017. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Revenues	$1,094	$1,009	$85	8%

The increase in consolidated revenues was primarily driven by revenues generated by the Wyle and KTS acquisitions as well as the expansion of existing contracts within our GS business segment. The increase was partially offset by the winding down of several projects in our E&C business segment and the near completion of power projects within our Non-strategic Business segment as we exit this business.

Gross Profit	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Gross profit	$108	$74	$34	46%

The increase in consolidated gross profit was primarily attributable to the PEMEX settlement of $35 million within our E&C business segment as well as a project loss that occurred in the second quarter of 2016 that did not recur in 2017 in our Non-Strategic Business segment.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Equity in earnings of unconsolidated affiliates	$32	$33	$(1)	(3)%

The decrease in equity in earnings of unconsolidated affiliates was due to an insurance settlement under our U.K. MoD construction project and a favorable adjustment to a prior period adjustment related to the UKMFTS joint venture in the second quarter of 2017 (see Note 1 to our condensed consolidated financial statements for further discussion). The increase was offset by lower activity on the Ichthys JV as well as lower service order activity on our offshore maintenance joint venture in Mexico within our E&C business segment.

General and Administrative Expenses	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
General and administrative expenses	$(38)	$(34)	$4	12%

The increase in general and administrative expenses was primarily due to higher severance and other miscellaneous nonrecurring expenses for the three months ended June 30, 2017 as compared to the same period of the prior year. General and administrative expenses in the second quarter of 2017 and 2016 included $23 million, in both periods related to corporate activities and $15 million and $11 million, respectively, related to the business segments.

Interest Expense	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Interest expense	$(5)	$(2)	$3	150%

The increase in interest expense was due to interest expense of $3 million related to the increased outstanding borrowings under our Credit Agreement in the second quarter of 2017 attributed to the acquisitions made in 2016. There were no outstanding borrowings under our Credit Agreement prior to June 30, 2016.

Other Non-operating Income (Expense)	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Other non-operating income (expense)	$2	$9	$(7)	(78)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in other non-operating income was primarily due to foreign exchange gains in the second quarter of 2016 that did not recur in 2017.

Provision for Income Taxes	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Income before provision for income taxes	$100	$70	$30	43%
Provision for income taxes	$(21)	$(23)	$(2)	(9)%

Our provision for income taxes for the second quarter of 2017 reflects a 21% tax rate as compared to a 33% tax rate in 2016. The decrease in our tax rate is primarily due to the absence of project losses in the U.S. recognized in 2016 for which we did not recognize tax benefits, which adversely impacted the 2016 effective tax rate, as well as favorable changes in the jurisdictional mix of income to lower tax rate jurisdictions in 2017. See Note 13 to our condensed consolidated financial statements for discussion of changes in our valuation allowance associated with deferred tax assets.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Net income attributable to noncontrolling interests	$(2)	$—	$2	—%

The increase in net income attributable to noncontrolling interests was due to higher activity as compared to the prior year on one of the major LNG projects in Australia in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended June 30,
Dollars in millions	2017	2016
Revenues
Government Services	$543	$229
Technology & Consulting	82	98
Engineering & Construction	462	621
Other	—	—
Subtotal	1,087	948
Non-strategic Business	7	61
Total	$1,094	$1,009

Gross profit (loss)
Government Services	$37	$41
Technology & Consulting	17	15
Engineering & Construction	55	35
Other	—	—
Subtotal	109	91
Non-strategic Business	(1)	(17)
Total	$108	$74

Equity in earnings of unconsolidated affiliates
Government Services	$18	$10
Technology & Consulting	—	—
Engineering & Construction	14	23
Other	—	—
Subtotal	32	33
Non-strategic Business	—	—
Total	$32	$33

Total general and administrative expenses	$(38)	$(34)

Asset impairment and restructuring charges	$—	$(12)

Gain on disposition of assets	$1	$2

Total operating income	$103	$63

Government Services

GS revenues increased by $314 million, or 137%, to $543 million in the second quarter of 2017, compared to $229 million in the second quarter of 2016. This increase was due to the addition of $310 million of revenues related to the Wyle and KTS acquisitions in the third quarter of 2016 (see Note 3 to our condensed consolidated financial statements) and continued expansion of existing U.S. military support contracts under LogCap IV. Partially offsetting these increases was the settlement with the U.S. Government regarding reimbursement of $33 million in legal fees related to the sodium dichromate case in the second quarter of 2016 that did not recur in 2017.

GS gross profit decreased by $4 million, or 10%, to $37 million in the second quarter of 2017 compared to $41 million in the second quarter of 2016. The decrease in gross profit was primarily due to the $33 million favorable settlement with the U.S. government regarding reimbursement of legal fees related to the sodium dichromate case in the second quarter of 2016 that did not recur in 2017. This decrease was partially offset by the continued expansion of U.S. government contracts and the addition of $21 million of gross profit related to the Wyle and KTS acquisitions.

GS equity in earnings of unconsolidated affiliates increased by $8 million, or 80%, to $18 million in the second quarter of 2017 compared to $10 million in the second quarter of 2016 primarily due to increased equity earnings from an insurance settlement under our U.K. MoD construction project and a favorable prior period adjustment related to the UKMFTS joint venture in the second quarter of 2017 (see Note 1 to our condensed consolidated financial statements for further discussion).

Technology & Consulting

T&C revenues decreased by $16 million, or 16%, to $82 million in the second quarter of 2017 compared to $98 million in the second quarter of 2016. This was due primarily to a decrease in proprietary equipment sales partially offset by increased awards of new consulting contracts from upstream projects.

T&C gross profit increased by $2 million, or 13%, to $17 million in the second quarter of 2017 compared to $15 million in the second quarter of 2016 and was impacted by increased profitability on the mix of projects executed and reduced overhead costs.

Engineering & Construction

E&C revenues decreased by $159 million, or 26%, to $462 million in the second quarter of 2017, compared to $621 million in the second quarter of 2016. This decrease was primarily due to reduced activity on several projects, including two major LNG projects in Australia, reduced activity on two ammonia projects in the U.S., and lower volume on other projects in Europe and the Middle East.

E&C gross profit increased by $20 million, or 57% to $55 million in the second quarter of 2017, compared to $35 million in the second quarter of 2016. This increase was primarily due to the favorable settlement of the PEMEX litigation resulting in $35 million of gross profit in the second quarter of 2017. This increase was partially offset by the reduced activity on an LNG project in Australia, as discussed above.

E&C equity in earnings of unconsolidated affiliates decreased by $9 million, or 39%, to $14 million in the second quarter of 2017, compared to $23 million in the second quarter of 2016. This decrease was primarily due to lower activity on the Ichthys JV project as well as lower service order activity on our offshore maintenance joint venture in Mexico.

Non-strategic Business

Non-strategic Business revenues decreased by $54 million, or 89%, to $7 million in the second quarter of 2017 compared to $61 million in the second quarter of 2016. This decrease was due to completion or near completion of power projects as we exit that business.

Non-strategic Business gross profit increased by $16 million, or 94%, to a net loss of $1 million in the second quarter of 2017 compared to a net loss of $17 million in the second quarter of 2016. This increase was primarily due to increased costs from poor subcontractor productivity, resulting schedule delays and changes in the project execution strategy on a power project in the second quarter of 2016 that did not recur in 2017.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Overview of Financial Results

For the six months ended June 30, 2017, we generated revenues of $2.2 billion and net income attributable to KBR of $114 million, compared to revenues of $2 billion and net income of $89 million for the six months ended June 30, 2016. The increases in revenues and net income were largely driven by earnings from the newly acquired Wyle and KTS businesses, growth on LogCAP IV contract, and the favorable settlement associated with resolution of the PEMEX litigation.

Our GS business segment generated revenues of $1.1 billion and gross profits plus equity in earnings of $101 million for the six months ended June 30, 2017, compared to revenues of $439 million and gross profits plus equity in earnings of $83 million for the six months ended June 30, 2016. The improvements were driven by gross profits of $43 million from the newly acquired Wyle and KTS businesses and growth on LogCAP IV and other international base operation and support contracts for the U.S. military. The improvement in earnings more than offset the $33 million favorable settlement with the U.S. government for reimbursed legal costs associated with the sodium dichromate litigation in the six months ended June 30, 2016 that did not recur in 2017.

Our T&C business segment generated revenues of $158 million and gross profits of $31 million for the six months ended June 30, 2017, compared to revenues of $195 million and gross profits of $32 million for the six months ended June 30, 2016. Decreases in proprietary equipment sales have resulted in lower revenues. However, margins continue to be favorably impacted by technology license milestones achieved in the six months ended June 30, 2017.

Our E&C business segment generated revenues of $951 million and gross profit plus equity in earnings of $102 million for the six months ended June 30, 2017 compared to revenues of $1.2 billion and gross profits plus equity in earnings of $105 million for the six months ended June 30, 2016. Despite lower revenues, gross profits plus equity in earnings for the period were favorably impacted by the $35 million gain associated with the PEMEX settlement and charges associated with projects completed in the six months ended June 30, 2016 that did not recur in 2017.

Our Non-strategic Business segment generated revenues of $33 million and gross losses of $3 million for the six months ended June 30, 2017 compared to revenues of $144 million and gross losses of $16 million for the six months ended June 30, 2016. This segment continues to make progress on completing the last remaining EPC power project.

The information below is an analysis of our consolidated results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Revenues	$2,200	$2,005	$195	10%

The increase in consolidated revenues was primarily driven by revenues generated by the Wyle and KTS acquisitions as well as the expansion of existing contracts within our GS business segment resulting in a combined increase of $714 million during the period. This increase was partially offset by the completion or substantial completion of several projects at the end of 2016 within our T&C, E&C and Non-strategic Business segments and the non-recurrence in 2017 of certain favorable changes in estimates within our GS and E&C business segments that occurred in the second quarter of 2016.

Gross Profit	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Gross profit	$190	$142	$48	34%

The increase in consolidated gross profit was primarily due to the recent acquisitions and expansions on existing U.S. government contracts discussed above. The favorable settlement with PEMEX resulting in additional gross profit of $35 million in the second quarter of 2017 within our E&C business segment also contributed to the overall increase. These increases were offset by the completion or substantial completion of projects also discussed above.

Equity in Earnings of Unconsolidated Affiliates	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Equity in earnings of unconsolidated affiliates	$41	$62	$(21)	(34)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to lower progress, recognition of unapproved change orders and claims and increased reimbursable and fixed-price cost estimates at completion on the Ichthys JV within our E&C business segment. These factors reduced the percentage of completion at June 30, 2017 and delayed profits to future periods (see Note 7 to our condensed consolidated financial statements for further discussion). The decrease was partially offset by a favorable prior period adjustment related to the UKMFTS joint venture in the second quarter of 2017 (see Note 1 to our condensed consolidated financial statements for further discussion).

General and Administrative Expenses	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
General and administrative expenses	$(70)	$(68)	$2	3%

The increase in general and administrative expenses was primarily due to higher severance and other miscellaneous nonrecurring expenses during the first half of 2017 as compared to the same period of the prior year. General and administrative expenses in the six months ended June 30, 2017 and 2016 included $43 million and $45 million, respectively, related to corporate activities and $27 million and $23 million, respectively, related to the business segments.

Interest Expense	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Interest expense	$(10)	$(4)	$6	150%

The increase in interest expense was primarily due to interest expense of $7 million related to the increased outstanding borrowings under our Credit Agreement in 2017 attributed to the acquisitions made in 2016. There were no outstanding borrowings under our Credit Agreement prior to June 30, 2016.

Other Non-operating Income (Expense)	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Other non-operating income (expense)	$(5)	$6	$(11)	(183)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The change from non-operating income to expense was due primarily to foreign exchange losses in 2017 compared to foreign exchange gains in 2016.

Provision for Income Taxes	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Income before provision for income taxes	$151	$130	$21	16%
Provision for income taxes	$(34)	$(38)	$(4)	(11)%

Our provision for income taxes for the six months ended June 30, 2017 reflects a 23% tax rate as compared to a 29% tax rate in 2016. The decrease in our tax rate is primarily due to the absence of project losses in the U.S. recognized in 2016 for which we did not recognize tax benefits which adversely impacted the 2016 effective tax rate, as well as favorable changes in the jurisdictional mix of income to lower tax rate jurisdictions in 2017. See Note 13 to our condensed consolidated financial statements for discussion of changes in our valuation allowance associated with deferred tax assets.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Net income attributable to noncontrolling interests	$(3)	$(3)	$—	—%

Net income attributable to noncontrolling interests was flat for the six month period ended June 30, 2017 compared to the same period in the prior year.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Six Months Ended June 30,
Dollars in millions	2017	2016
Revenues
Government Services	$1,058	$439
Technology & Consulting	158	195
Engineering & Construction	951	1,227
Other	—	—
Subtotal	2,167	1,861
Non-strategic Business	33	144
Total	$2,200	$2,005

Gross profit (loss)
Government Services	$74	$62
Technology & Consulting	31	32
Engineering & Construction	88	64
Other	—	—
Subtotal	193	158
Non-strategic Business	(3)	(16)
Total	$190	$142

Equity in earnings of unconsolidated affiliates
Government Services	$27	$21
Technology & Consulting	—	—
Engineering & Construction	14	41
Other	—	—
Subtotal	41	62
Non-strategic Business	—	—
Total	$41	$62

Total general and administrative expenses	$(70)	$(68)

Asset impairment and restructuring charges	$—	$(14)

Gain on disposition of assets	$5	$6

Total operating income	$166	$128

Government Services

GS revenues increased by $619 million, or 141%, to $1.1 billion in the six months ended June 30, 2017, compared to $439 million in the six months ended June 30, 2016. This increase was driven primarily by $609 million of revenues related to the Wyle and KTS acquisitions in the third quarter of 2016 and an increase in revenue associated with continued expansion under existing U.S. government contracts. This increase was offset by reduced revenue due to the favorable settlement with the U.S. government regarding reimbursement of $33 million in legal fees related to the sodium dichromate case that were previously expensed and the approval of a change order on a road construction project in the Middle East in 2016 that did not recur in 2017.

GS gross profit increased by $12 million, or 19%, to $74 million in the six months ended June 30, 2017, compared to $62 million in the six months ended June 30, 2016. This increase was primarily due to $43 million in gross profit from the Wyle and KTS acquisitions and expansion of existing U.S. government contracts, but was offset by the favorable settlement with the U.S. government and the approval of the change order in the prior year discussed above.

GS equity in earnings of unconsolidated affiliates increased by $6 million, or 29%, to $27 million in the six months ended June 30, 2017 compared to $21 million in the six months ended June 30, 2016. This increase was primarily due to increased activity on a joint venture project in the U.K and a favorable prior period adjustment on the UKMFTS joint venture (see Note 1 to our condensed consolidated financial statements for further discussion).

Technology & Consulting

T&C revenues decreased by $37 million, or 19%, to $158 million in the six months ended June 30, 2017, compared to $195 million in the six months ended June 30, 2016 primarily due to lower proprietary equipment sales and lower activity on existing consulting contracts associated with upstream projects.

T&C gross profit decreased by $1 million, or 3%, to $31 million in the six months ended June 30, 2017, compared to $32 million in the six months ended June 30, 2016, primarily driven by the reduction in proprietary equipment sales and partially offset by improved chargeability on existing projects and reduced overhead spending in our consulting business.

Engineering & Construction

E&C revenues decreased by $276 million, or 22%, to $951 million in the six months ended June 30, 2017, compared to $1.2 billion in the six months ended June 30, 2016. This decrease was primarily due to reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe as well as a favorable change in estimate as a result of reaching a settlement on close out of an LNG project in Africa in 2016 that did not recur in 2017. These decreases were partially offset by increased activity on a construction project in Canada.

E&C gross profit increased by $24 million, or 38%, to $88 million in the six months ended June 30, 2017, compared to $64 million in the six months ended June 30, 2016. This increase was attributable to the favorable settlement with PEMEX for $35 million in the second quarter of 2017 as well as the non-recurrence of unfavorable changes in estimates on an EPC ammonia project in our E&C business segment recognized in the first quarter of 2016. These increases were partially offset by the completion or near completion of projects discussed above and the close out settlement of the LNG project in Africa in 2016.

E&C equity in earnings of unconsolidated affiliates decreased by $27 million, or 66%, to $14 million in the six months ended June 30, 2017, compared to $41 million in the six months ended June 30, 2016. This decrease was due to lower progress, recognition of unapproved change orders and claims and increased reimbursable cost estimates on the Ichthys JV and lower service order activity on our offshore maintenance joint venture in Mexico. These decreases were partially offset by the ramping up of activity on an oil and gas joint venture in Norway.

Non-strategic Business

Non-strategic Business revenues decreased by $111 million, or 77%, to $33 million in the six months ended June 30, 2017, compared to $144 million in the six months ended June 30, 2016. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business gross profit increased by $13 million, or 81%, to a loss of $3 million in the six months ended June 30, 2017, compared to a loss of $16 million in the six months ended June 30, 2016. This increase was primarily due to completion of the projects discussed above as well as increased costs associated with poor subcontractor productivity, resulting in schedule delays and changes in the project execution strategy on a power project in 2016 that did not recur in 2017.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $7.4 billion at June 30, 2017 and December 31, 2016. We consolidate joint ventures which are majority-owned and controlled or are VIEs in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $139 million at June 30, 2017 and $151 million at December 31, 2016.

The following table summarizes our backlog by business segment:

	December 31,				June 30,
Dollars in millions	2016	New Awards	Other (a)	Net Workoff (b)	2017
Government Services	$7,821	$332	$823	$(1,085)	$7,891
Technology & Consulting	313	126	11	(158)	292
Engineering & Construction	2,769	105	225	(965)	2,134
Subtotal	10,903	563	1,059	(2,208)	10,317
Non-strategic Business	35	—	5	(33)	7
Total backlog	$10,938	$563	$1,064	$(2,241)	$10,324

(a)
Other includes adjustments for (i) effects of changes in foreign exchange rates, primarily related to movements in British pound of $335 million, (ii) changes in scope on existing projects of $296 million as a result of approved and unapproved change orders, claims and other changes, and (iii) elimination of our proportionate share of revenue workoff from our unconsolidated joint ventures of $433 million less equity in earnings.

(b)	These amounts represent the revenue workoff on our projects plus equity earnings from our unconsolidated joint venture projects.

We estimate that as of June 30, 2017, 35% of our backlog will be executed within one year. Of this amount, 58% will be recognized in revenues on our condensed consolidated statement of operations and 42% will be recorded by our unconsolidated joint ventures. As of June 30, 2017, $125 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2017, 14% of our backlog was attributable to fixed-price contracts, 60% was attributable to PFIs and 26% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2017, $7.2 billion of our GS backlog was currently funded by our customers.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 14 and 15 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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
Cash and equivalents totaled $491 million at June 30, 2017 and $536 million at December 31, 2016 and consisted of the following:

	June 30,	December 31,
Dollars in millions	2017	2016
Domestic U.S. cash	$184	$249
International cash	246	231
Joint venture cash	61	56
Total	$491	$536

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including the maintenance of sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriated foreign cash may become subject to U.S. income taxes. We have provided cumulative income taxes on certain foreign earnings which provide us, if necessary, the ability to repatriate $300 million of international cash without recognizing additional tax expense. As of June 30, 2017, we have repatriated approximately $160 million of this international cash, with $140 million remaining for which taxes have been provided. Our undistributed earnings above the amount for which we have already provided income taxes continue to be considered permanently reinvested.

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

As of June 30, 2017, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Six Months Ended June 30,
Dollars in millions	2017	2016
Cash flows provided by (used in) operating activities	$210	$(12)
Cash flows used in investing activities	(3)	(27)
Cash flows used in financing activities	(261)	(38)
Effect of exchange rate changes on cash	9	(2)
Decrease in cash and equivalents	$(45)	$(79)

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

Cash provided by operations totaled $210 million in the first six months in 2017, primarily resulting from favorable net changes of $182 million in working capital balances for projects as discussed below:

•
Accounts receivable is impacted by the timing and collections on billings to our customers. The decrease in accounts receivable in the first six months in 2017 primarily reflected collection from customers within our E&C business segment associated with several ammonia projects in the U.S. and a road construction project in the Middle East within our GS business segment.

•
CIE was impacted by the timing of billings to our customers and is generally related to our cost reimbursable projects where we bill as we incur project costs. The decrease in CIE in the first six months in 2017 primarily reflected billings to a customer within our E&C business segment associated with progress on a project in the U.S. These decreases were partially offset by the timing of billings to various customers within our T&C business segment.

•	Claims receivable decreased in the first half of 2017 due to the billing and collection of the outstanding claims receivable associated with the PEMEX litigation settlement.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The decrease in accounts payable in the first six months in 2017 was primarily due to the power project within our Non-strategic Business segment as the project nears completion. Accounts payable also decreased due to the timing of invoicing and payments on various U.S. government projects in our GS business segment and several projects located within the U.S. in our E&C business segment.

•
BIE is associated with our fixed price projects, which we generally structure to be cash positive, and is impacted by the timing of billing for achievement of milestones and payments received from our customers in advance of incurring project costs. The $167 million decrease in BIE is primarily due to the funding of two EPC ammonia projects in the U.S. within our E&C business segment as well as a power project within our Non-strategic Business segment as they near completion.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $30 million and contributed $18 million to our pension funds in the first six months in 2017.
Cash used in operations totaled $12 million in the first six months in 2016 primarily resulting from net unfavorable changes in working capital balances for projects as discussed below:

•
Accounts receivable decreased primarily due to the timing of customer billings related to projects within our E&C business segment including an EPC LNG project in Australia as well as increased collections from customers on various other projects in our GS and T&C business segments.

•	CIE increased in the first six months in 2016, reflecting the timing of invoicing and payments within the normal course of business on U.S. government projects within our GS business segment.

•	We received distributions of earnings from our unconsolidated affiliates of $28 million and contributed approximately $21 million to our pension funds in the first six months in 2016.
Investing activities. Cash used in investing activities totaled $3 million in the first six months in 2017 and was primarily used in the purchase of equipment.

Cash used in investing activities totaled $27 million in the first six months in 2016 and was primarily due to the $22 million used in the acquisition of the three technology companies in our T&C business segment.

Financing activities. Cash used in financing activities totaled $261 million in the first six months in 2017 and include $180 million of payments on our Credit Agreement, $52 million of common stock repurchases and $23 million for dividend payments to common shareholders.

Cash used in financing activities totaled $38 million in the first six months in 2016 and included $23 million for dividend payments to common shareholders and $9 million for distributions to noncontrolling interests.

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

PEMEX litigation and anticipated use of proceeds

As discussed in Note 15 to our condensed consolidated financial statements, we settled the PEMEX and PEP arbitration matter on April 6, 2017.  We received $435 million from PEP, of which $91 million was used to pay related Mexican income taxes. We also used $180 million to repay a portion of the borrowings under our Credit Agreement and $50 million to repurchase shares.  The remaining $114 million will primarily be used for operating activities such as working capital requirements and funding of previously recognized project losses.

Other factors potentially affecting liquidity

Cash from operations can be significantly impacted by our primary working capital accounts as previously described. We expect unfavorable working capital impacts in 2017 related to project losses in our E&C and Non-strategic Business segments.

Credit Agreement

Information relating to our Credit Agreement is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2. We intend to seek long-term financing to replace a portion of the outstanding borrowings under our Credit Agreement during 2017.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $1 billion in a committed line of credit (Credit Agreement) and $1 billion of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of June 30, 2017, with respect to our $1 billion committed line of credit, we have $470 million for revolver borrowings and $37 million for letters of credit, with $493 million of remaining capacity. With respect to our $1 billion of uncommitted lines of credit, we have utilized $326 million for letters of credit as of June 30, 2017, with $674 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1.2 billion. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $170 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is offset by remeasurement of the underlying assets and liabilities. See Note 19 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

We are exposed to market risk for changes in interest rates for borrowings under our Credit Agreement, of which there were $470 million as of June 30, 2017.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the six months ended June 30, 2017 was 2.8%.  We had no derivative financial instruments to manage interest rate risk related to outstanding borrowings.   If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next 12 months.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2017, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 14 and 15 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our 2016 Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2016. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our 2016 Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2016. Our updated risk factors are included below.

Risks Related to Operations of our Business

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 42% of our total consolidated revenues for the six months ended June 30, 2017. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2017.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 3 – 28, 2017	3,385	$14.52	—	$208,030,228
May 1 – 31, 2017	3,347,709	$14.93	3,345,366	$158,093,761
June 1 – 30, 2017	9,747	$14.38	—	$158,093,761

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of June 30, 2017 was 15,475 shares at an average price of $14.45 per share.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

KBR, INC.

/s/ Mark Sopp	/s/ Raymond L. Carney
Mark Sopp	Raymond L. Carney
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: August 2, 2017