Form 10-Q
period 2017-09-30
KBR, INC.
filed 2017-10-31
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 12, 2017, there were 140,079,609 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Abbreviation/Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIE	Billings in excess of costs and estimated earnings on uncompleted contracts
CAS	Cost Accounting Standards
CIE	Costs and estimated earnings in excess of billings on uncompleted contracts
CODM	Chief operating decision maker
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
E&C	Engineering & Construction
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
EPIC	EPIC Piping LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Services
GTL	Gas to liquids
HETs	Heavy equipment transporters
HTSI	Honeywell Technology Solutions Inc.
ICC	International Chamber of Commerce
Ichthys JV	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums of Record
MoD	Ministry of Defense
NCI	Noncontrolling interests

Abbreviation/Acronym	Definition
PEMEX	Petróleos Mexicanos
PEP	Pemex Exploration and Production
PFIs	Privately financed initiatives and projects
PIC	Paid-in capital
PPE	Property, Plant and Equipment
PSC	Private Security Contractor
RIO	Restore Iraqi Oil
SFO	U.K. Serious Fraud Office
SEC	U.S. Securities and Exchange Commission
T&C	Technology & Consulting
TSA	Transition Service Agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VAT	Value-added tax
VIEs	Variable interest entities
Wyle	Wyle Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$1,034	$1,073	$3,234	$3,078
Cost of revenues	(947)	(1,109)	(2,957)	(2,972)
Gross profit (loss)	87	(36)	277	106
Equity in earnings of unconsolidated affiliates	23	19	64	81
General and administrative expenses	(37)	(43)	(107)	(111)
Asset impairment and restructuring charges	—	(7)	—	(21)
Gain on disposition of assets	—	—	5	6
Operating income (loss)	73	(67)	239	61
Interest expense	(6)	(3)	(16)	(7)
Other non-operating income (expense)	(4)	2	(9)	8
Income (loss) before income taxes and noncontrolling interests	63	(68)	214	62
Benefit (provision) for income taxes	(16)	11	(50)	(27)
Net income (loss)	47	(57)	164	35
Net income attributable to noncontrolling interests	(2)	(6)	(5)	(9)
Net income (loss) attributable to KBR	$45	$(63)	$159	$26
Net income (loss) attributable to KBR per share
Basic	$0.32	$(0.44)	$1.12	$0.18
Diluted	$0.32	$(0.44)	$1.12	$0.18
Basic weighted average common shares outstanding	140	142	141	142
Diluted weighted average common shares outstanding	140	142	141	142
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$47	$(57)	$164	$35
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	2	10	7	21
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustments, net of taxes of $1, $2, $7 and $2	2	10	7	21
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—	—	—
Reclassification adjustment included in net income	5	6	18	18
Pension and post-retirement benefits, net of taxes of $(2), $(1), $(4) and $(4)	5	6	18	18
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	1	—	1	—
Reclassification adjustment included in net income	(1)	(1)	(1)	(1)
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	—	(1)	—	(1)
Other comprehensive income, net of tax	7	15	25	38
Comprehensive income (loss)	54	(42)	189	73
Less: Comprehensive income attributable to noncontrolling interests	(3)	(5)	(4)	(8)
Comprehensive income (loss) attributable to KBR	$51	$(47)	$185	$65
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$511	$536
Accounts receivable, net of allowance for doubtful accounts of $14 and $14	501	592
Costs and estimated earnings in excess of billings on uncompleted contracts	412	416
Claims receivable	—	400
Other current assets	94	103
Total current assets	1,518	2,047
Claims and accounts receivable	100	131
Property, plant, and equipment, net of accumulated depreciation of $323 and $324 (including net PPE of $35 and $36 owned by a variable interest entity)	134	145
Goodwill	965	959
Intangible assets, net of accumulated amortization of $119 and $100	237	248
Equity in and advances to unconsolidated affiliates	401	369
Deferred income taxes	122	118
Other assets	124	127
Total assets	$3,601	$4,144
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$398	$535
Billings in excess of costs and estimated earnings on uncompleted contracts	360	552
Accrued salaries, wages and benefits	211	171
Nonrecourse project debt	10	9
Other current liabilities	193	292
Total current liabilities	1,172	1,559
Pension obligations	520	526
Employee compensation and benefits	116	113
Income tax payable	81	78
Deferred income taxes	66	149
Nonrecourse project debt	32	34
Revolving credit agreement	470	650
Deferred income from unconsolidated affiliates	98	90
Other liabilities	188	200
Total liabilities	2,743	3,399
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 176,527,539 and 175,913,310 shares issued, and 140,079,193 and 142,803,782 shares outstanding	—	—
Paid-in capital in excess of par	2,095	2,088
Accumulated other comprehensive loss	(1,024)	(1,050)
Retained earnings	613	488
Treasury stock, 36,448,346 and 33,109,528 shares, at cost	(817)	(769)
Total KBR shareholders’ equity	867	757
Noncontrolling interests	(9)	(12)
Total shareholders’ equity	858	745
Total liabilities and shareholders’ equity	$3,601	$4,144
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities:
Net income	$164	$35
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38	31
Equity in earnings of unconsolidated affiliates	(64)	(81)
Deferred income tax (benefit) expense	(75)	7
Other	20	4
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	100	9
Costs and estimated earnings in excess of billings on uncompleted contracts	11	25
Claims receivable	400	—
Accounts payable	(144)	39
Billings in excess of costs and estimated earnings on uncompleted contracts	(207)	14
Accrued salaries, wages and benefits	39	(19)
Reserve for loss on uncompleted contracts	(43)	(15)
Payments from (advances to) unconsolidated affiliates, net	6	(3)
Distributions of earnings from unconsolidated affiliates	41	43
Income taxes payable	(7)	(19)
Pension funding	(28)	(31)
Net settlement of derivative contracts	4	(8)
Other assets and liabilities	(17)	(23)
Total cash flows provided by operating activities	$238	$8
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(6)	$(8)
Proceeds from sale of assets or investments	2	2
Payments for investments in equity method joint ventures	—	(5)
Acquisition of businesses, net of cash acquired	2	(911)
Other	(2)	—
Total cash flows used in investing activities	$(4)	$(922)
Cash flows provided by (used in) financing activities:
Payments to reacquire common stock	$(52)	$(2)
Distributions to noncontrolling interests	(1)	(9)
Payments of dividends to shareholders	(34)	(34)
Borrowings on revolving credit agreement	—	700
Payments on revolving credit agreement	(180)	(50)
Payments on short-term and long-term borrowings	(5)	(5)
Total cash flows provided by (used in) financing activities	$(272)	$600
Effect of exchange rate changes on cash	13	—
Decrease in cash and equivalents	(25)	(314)
Cash and equivalents at beginning of period	536	883
Cash and equivalents at end of period	$511	$569
Supplemental disclosure of cash flows information:
Cash paid for interest	$16	$7
Cash paid for income taxes (net of refunds)	$128	$31
Noncash financing activities
Dividends declared	$11	$12
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006 and is headquartered in Houston, Texas. KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", the "Company", "we", "us" or "our") is a global provider of differentiated, professional services and technologies across the asset and program life-cycle within the government services and hydrocarbons industries. Our capabilities include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design service, process technologies, program management, construction services, commissioning and startup services, highly specialized mission and logistics support solutions, and asset operations and maintenance services and other support services to a diverse customer base, including government and military organizations of the U.S., U.K. and Australia and a wide range of customers across the hydrocarbons value chain.

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

Prior Period Adjustment

As originally disclosed in our June 30, 2017 Form 10-Q, during the second quarter of 2017 we corrected cumulative errors resulting in an increase to "Equity in earnings of unconsolidated affiliates" and "Net income attributable to KBR" within our condensed consolidated statements of operations of $9 million and $11 million, respectively. The errors in equity in earnings of unconsolidated affiliates primarily relate to our accounting for derivatives in one of our unconsolidated VIEs in our GS segment from the first quarter of 2016 through the first quarter of 2017. We evaluated these cumulative errors on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the errors did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements.  Additionally, we do not expect our consolidated financial statements for the current annual period to be materially impacted by the error correction.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include but are not limited to the following:

•	project revenues, costs and profits on engineering and construction contracts, including recognition of estimated losses on uncompleted contracts

•	project revenues, award fees, costs and profits on government services contracts

•	provisions for uncollectible receivables

•	provisions for client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method and cost method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of VIEs

•	valuation of share-based compensation

•	valuation of assets and liabilities acquired in business combinations

In accordance with normal practice in the construction industry, we include in current assets and current liabilities certain amounts related to construction contracts realizable and payable over a period in excess of one year. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

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

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are presented below:

	September 30,	December 31,
Dollars in millions	2017	2016
Reserve for estimated losses on uncompleted contracts (a)	$20	$63
Retainage payable	37	47
Income taxes payable	37	55
Restructuring reserve	8	30
Taxes payable not based on income	13	14
Value-added tax payable	17	16
Insurance payable	13	14
Dividend payable	11	12
Other miscellaneous liabilities	37	41
Total other current liabilities	$193	$292

(a)	See Note 2 to our condensed consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

Other Liabilities

Included in "Other liabilities" on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 is noncurrent deferred rent of $100 million and $103 million, respectively. Also included in "Other liabilities" is a payable to our former parent of $19 million in each of the periods presented. This amount will be paid to our former parent upon receipt of a tax refund from the U.S. Internal Revenue Service.

Note 2. Business Segment Information

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technical services relating to government services, technology and consulting, and engineering and construction. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other," which includes our corporate expenses and general and administrative expenses not allocated to the other business segments.  Our business segments are described below:
Government Services. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our recent acquisitions, as described in Note 3 to our condensed consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.
In October 2017, we entered into a definitive agreement to acquire 100% of the outstanding stock of Sigma Bravo Pty Ltd, a leading provider of high-end, information and communication technology services specializing in mission planning systems and solutions to the Australian Defence Force. The estimated purchase price is $10 million and the transaction is expected to close in the fourth quarter of 2017. The acquisition will become a KBRwyle company and expands our Government Services business in Australia.

Technology & Consulting. Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA, under a single, customer-facing global hydrocarbons business.  This segment provides licensed technologies, know-how and consulting services across the hydrocarbons value chain, from wellhead to crude refining and through refining and petrochemicals to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customers' objectives through early planning and scope definition, advanced technologies, and project life-cycle support.
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
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. All Non-Strategic Business projects are substantially complete as of September 30, 2017. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above and would include any future activities that do not individually meet the criteria for segment presentation.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2017	2016	2017	2016
Revenues:
Government Services	$582	$401	$1,640	$840
Technology & Consulting	78	67	236	262
Engineering & Construction	370	595	1,321	1,822
Other	—	—	—	—
Subtotal	1,030	1,063	3,197	2,924
Non-strategic Business	4	10	37	154
Total revenues	$1,034	$1,073	$3,234	$3,078
Gross profit (loss):
Government Services	$39	$32	$113	$94
Technology & Consulting	20	17	51	49
Engineering & Construction	25	1	113	65
Other	—	—	—	—
Subtotal	84	50	277	208
Non-strategic Business	3	(86)	—	(102)
Total gross profit (loss)	$87	$(36)	$277	$106
Equity in earnings of unconsolidated affiliates:
Government Services (a)	$14	$8	$41	$29
Technology & Consulting	—	—	—	—
Engineering & Construction	9	11	23	52
Other	—	—	—	—
Subtotal	23	19	64	81
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$23	$19	$64	$81
Segment operating income (loss):
Government Services	$48	$25	$136	$104
Technology & Consulting	19	16	48	44
Engineering & Construction	25	(2)	120	76
Other	(22)	(21)	(65)	(65)
Subtotal	70	18	239	159
Non-strategic Business	3	(85)	—	(98)
Total segment operating income (loss)	$73	$(67)	$239	$61

(a) See Note 1 to our condensed consolidated financial statements for information related to a prior period adjustment in the second quarter of 2017.

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

Changes in project-related estimates by business segment which significantly impacted operating income were as follows:

Government Services

There were no significant changes in project-related estimates during the three and nine months ended September 30, 2017 within our GS business segment.

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

Engineering & Construction

There were no significant changes in project-related estimates during the three and nine months ended September 30, 2017 within our E&C business segment, except for the PEMEX and PEP arbitration settlement (see Note 15 to our condensed consolidated financial statements) which resulted in additional revenues and gross profit of $35 million in the nine months ended September 30, 2017.

During the three and nine months ended September 30, 2016, we recognized $9 million of additional gross profit resulting from a favorable change in estimate resulting from the final settlement of outstanding claims on a legacy project in Canada.

Revenues, gross profit, and segment operating income during the three and nine months ended September 30, 2016 included $3 million and $59 million, respectively, related to a favorable change in estimate resulting from a settlement on close out of an LNG project in Africa.

During the three and nine months ended September 30, 2016, we recognized unfavorable changes in estimates of losses of $40 million and $110 million, respectively, on an EPC ammonia project in the U.S. primarily due to unforeseen costs related to the mechanical failure of a vendor supplied compressor and pumps that occurred during commissioning. The project was transferred to the customer in October 2016. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "Other current liabilities" on our condensed consolidated balance sheets, is $2 million and $3 million as of September 30, 2017 and December 31, 2016, respectively, related to this project.

During 2016, we experienced weather delays as well as construction productivity rates less than previously expected on a downstream EPC project in the U.S. These issues delayed estimated completion of the project until 2018, which resulted in additional estimated costs to complete and recognition of liquidated damages which caused this project to become a loss project in the fourth quarter of 2016. There were no significant changes in estimated losses on this project during the three and nine months ended September 30, 2017. Included in the reserve for estimated losses on uncompleted contracts is $13 million and $35 million as of September 30, 2017 and December 31, 2016, respectively, related to this project. The EPC project was 85% complete as of September 30, 2017. Our estimated loss at completion represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of September 30, 2017.

Non-strategic Business

There were no significant changes in project-related estimates during the three and nine months ended September 30, 2017 within our Non-strategic Business segment.

During the three and nine months ended September 30, 2016, we recognized unfavorable changes in estimates of losses on a power project of $86 million and $112 million, respectively, primarily due to increases in subcontractor costs to complete the project as a result of poor productivity from subcontractors. The project has completed performance testing and in April 2017, care, custody and control of the project were transferred to the customer. Included in the reserve for estimated losses on uncompleted contracts is $2 million and $14 million as of September 30, 2017 and December 31, 2016, respectively, related to this project.

Note 3. Acquisitions, Dispositions and Other Transactions

Wyle and Honeywell Technology Solutions Inc. Acquisitions

During the third quarter of 2016, we acquired 100% of the equity interests of Wyle (the "Wyle acquisition") and 100% of the outstanding common stock of HTSI (the "HTSI acquisition") and together with the Wyle acquisition, the "Wyle and HTSI acquisitions"). These acquisitions are reported within our GS business segment. The aggregate consideration paid for these acquisitions was $900 million, which was funded with $700 million in advances on our Credit Agreement and available cash on-hand. See Note 12 to our condensed consolidated financial statements for information related to our Credit Agreement.

During the third quarter of 2017, we completed the purchase accounting for the Wyle and HTSI acquisitions. In the same period, we made adjustments to reflect the final working capital settlement and the finalization of various immaterial contingencies for the Wyle and HTSI acquisitions. The net impacts of the Wyle adjustments were increases to liabilities and goodwill of $1 million. The net impacts of the HTSI adjustments were increases to goodwill, other assets, and liabilities of $2 million, $2 million and $4 million, respectively.

The following table summarizes the consideration paid for these acquisitions and the fair value of the assets acquired and liabilities assumed as of the respective acquisition dates.

Dollars in millions	Wyle	HTSI
Fair value of total consideration transferred	$623	$280
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	10	—
Trade receivables, net	47	29
CIE	98	93
Prepaids and other current assets	4	7
Total current assets	159	129
Property, plant and equipment, net	10	6
Intangible assets	141	70
Deferred income taxes	—	8
Total assets	310	213
Accounts payable	61	23
BIE	—	10
Other current liabilities	47	33
Total current liabilities	108	66
Deferred income taxes	51	—
Other liabilities	12	—
Total liabilities	171	66
Goodwill	$484	$133

For the three months ended September 30, 2017, the acquired Wyle and HTSI businesses contributed $179 million and $136 million of revenues and $15 million and $5 million of gross profit, respectively. For the nine months ended September 30, 2017, Wyle and HTSI contributed $523 million and $401 million of revenues and $40 million and $23 million of gross profit, respectively.

The following supplemental pro forma condensed consolidated results of operations assume that Wyle and HTSI had been acquired as of January 1, 2015. The supplemental pro forma financial information was prepared based on the historical financial information of Wyle and HTSI and has been adjusted to give effect to pro forma adjustments that are directly attributable to the transaction. The pro forma amounts reflect certain adjustments to amortization expense and interest expense associated with the portion of the purchase price funded by $700 million in advances on our Credit Agreement and also reflect adjustments to 2016 results to exclude acquisition related costs as they are nonrecurring and are directly attributable to the transaction. The supplemental pro forma financial information presented below does not include any anticipated cost savings or expected realization of other synergies associated with the transactions. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2015, nor is it indicative of future results of operations.

Dollars in millions, except per share data	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Revenue	$1,199	$3,939
Net income (loss) attributable to KBR	(54)	54
Diluted earnings per share	$(0.38)	$0.38

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

Investments

UKMFTS project. In February 2016, we executed agreements to establish a new joint venture between KBR and Elbit Systems within our GS business segment, named Affinity. Affinity was awarded a service contract by a third party to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period in support of the UKMFTS project. The contract has been determined to contain a leasing arrangement and various other services between the joint venture and the customer. KBR owns a 50% interest in Affinity, which is accounted for under the equity method of accounting. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. During the first quarter of 2016, under the terms of the subordinated debt agreement between the partners and Affinity, we advanced our proportionate share, or $14 million, to meet initial working capital needs of the venture. We expect repayment on the advance and the associated interest over the term of the project. This amount is included in "Equity in and advances to unconsolidated affiliates" in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, and in "Payments from (advances to) unconsolidated affiliates, net" in our consolidated statement of cash flows for the nine months ended September 30, 2016.

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

The components of our cash and equivalents balance are as follows:

	September 30, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$134	$144	$278
Short-term investments (c)	97	68	165
Cash and equivalents held in joint ventures	65	3	68
Total	$296	$215	$511

	December 31, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$163	$242	$405
Short-term investments (c)	68	7	75
Cash and equivalents held in joint ventures	50	6	56
Total	$281	$255	$536

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 5. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	September 30, 2017
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$179	$185
Technology & Consulting	—	53	53
Engineering & Construction	49	209	258
Other	—	—	—
Subtotal	55	441	496
Non-strategic Business	4	1	5
Total	$59	$442	$501

	December 31, 2016
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$190	$196
Technology & Consulting	—	52	52
Engineering & Construction	53	276	329
Other	—	3	3
Subtotal	59	521	580
Non-strategic Business	5	7	12
Total	$64	$528	$592

Note 6. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2017	2016
Government Services	$282	$271
Technology & Consulting	54	30
Engineering & Construction	76	115
Subtotal	412	416
Non-strategic Business	—	—
Total	$412	$416

Our BIE balances by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2017	2016
Government Services	$82	$76
Technology & Consulting	44	61
Engineering & Construction	226	388
Subtotal	352	525
Non-strategic Business	8	27
Total	$360	$552

Note 7. Unapproved Change Orders, Claims and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2017	2016
Amounts included in project estimates-at-completion at January 1,	$294	$104
Additions	483	33
Approved change orders	(4)	(45)
Amounts included in project estimates-at-completion at September 30,	$773	$92
Amounts recognized on a percentage-of-completion basis at September 30,	$687	$77

As of September 30, 2017, most of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relate to our proportionate share of unapproved change orders and claims associated with our 30% ownership interest in the Ichthys JV, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (Ichthys LNG Project). The contract between the Ichthys JV and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes. Our proportionate share of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors on the project increased by $201 million and $477 million for the three and nine months ended September 30, 2017, respectively.
These additional change orders, customer claims, estimated recoveries of claims against suppliers and subcontractors and additional costs have resulted in a reduction to our percentage of completion progress for the nine months ended September 30, 2017.
Further, there are additional claims we believe that we or our joint ventures are entitled to recover from clients which have been excluded from estimated revenues and profit at completion as appropriate under U.S. GAAP.

It is anticipated that these commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and could result in significant changes to the estimated revenue, costs and profits at completion on the underlying projects. Significant contingencies related to the Ichthys JV are discussed further in Note 15 to our condensed consolidated financial statements.
Liquidated damages

Some of our engineering and construction contracts have schedule dates and performance obligations that, if not met, could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in our condensed consolidated statements of operations.

It is possible that liquidated damages that have not been included in our estimates at completion in determining project income related to several projects totaling $10 million and $8 million at September 30, 2017 and December 31, 2016, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance and other mitigating factors, we have concluded these liquidated damages are not probable.

Note 8. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $100 million and $131 million as of September 30, 2017 and December 31, 2016, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $83 million as of September 30, 2017 and December 31, 2016 related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 14 of our condensed consolidated financial statements for additional discussions. The amount also includes $17 million and $48 million as of September 30, 2017 and December 31, 2016, respectively, related to contracts where our costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

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

Dollars in millions	Severance Accrual
Balance at December 31, 2016	$8
Charges	—
Payments	(6)
Balance at September 30, 2017	$2

Balance at December 31, 2015	$19
Charges	15
Payments	(21)
Balance at September 30, 2016	$13

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	September 30,	December 31,
Dollars in millions	2017	2016
Beginning balance	$369	$281
Equity in earnings of unconsolidated affiliates	64	91
Distribution of earnings of unconsolidated affiliates (a)	(41)	(56)
Advances (receipts)	(6)	1
Investments (b)	—	61
Foreign currency translation adjustments	12	(8)
Other	2	(8)
Balance before reclassification	$400	$362
Reclassification of excess distributions (a)	6	12
Recognition of excess distributions (a)	(5)	(5)
Ending balance	$401	$369

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

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss is generally comprised of our equity investment in the VIE, any amounts owed to us for services we may have provided to the VIE and our obligation to fund our proportionate share of any future losses incurred. In addition:

•
The Affinity, Aspire Defence and U.K. Road joint venture projects are further exposed to the risks of construction and insurance losses, if any, on a joint and several basis. Any losses may be limited to the extent that these joint ventures become insolvent as the joint venture customer does not have recourse against the joint venture partners.

•
The Ichthys LNG joint venture project is further exposed to certain losses to the extent our joint venture partners are unable to meet their obligations, as we have joint and several liability to the customer. See Note 15 to our condensed consolidated financial statements for further discussion regarding contingencies related to the Ichthys JV.

The maximum exposure to loss is computed as our “Equity in and advances to unconsolidated affiliates” because our projections do not indicate losses related to these projects and project-level debt is nonrecourse to us. If a project becomes a loss project in the future, our maximum exposure to loss could increase to the extent we are required to fund those losses through capital contributions resulting from guarantees or other financial commitments. See Note 15 to our condensed consolidated financial statements for further discussion of our potential funding commitments to the Ichthys JV.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets and our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	September 30, 2017
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Affinity (U.K. MFTS project)	$25	$3	$25
Aspire Defence project	$15	$114	$15
Ichthys LNG Project	$133	$18	$133
U.K. Road projects	$35	$10	$35
EBIC Ammonia plant (65% interest)	$38	$2	$25

	December 31, 2016
Dollars in millions	Total assets	Total liabilities	Maximum exposure to loss
Affinity (U.K. MFTS project)	$12	$3	$12
Aspire Defence project	$14	$107	$14
Ichthys LNG Project	$124	$33	$124
U.K. Road projects	$30	$9	$30
EBIC Ammonia plant (65% interest)	$34	$2	$22

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2017 and 2016, our revenues included $85 million and $179 million, respectively, related to the services we provided to our joint ventures, primarily the Ichthys JV within our E&C business segment. Under the terms of an alliance agreement with our EPIC joint venture, EPIC provides certain pipe fabrication services to KBR. For the nine months ended September 30, 2017 and 2016, EPIC provided $3 million and $22 million, respectively, of services to KBR under the agreement.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the nine months ended September 30, 2017 and 2016, we incurred approximately $4 million and $13 million, respectively, of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
Dollars in millions	2017	2016
Accounts receivable, net of allowance for doubtful accounts (a)	$10	$22
Costs and estimated earnings in excess of billings on uncompleted contracts (b)	$4	$1
Billings in excess of costs and estimated earnings on uncompleted contracts (b)	$22	$41

(a)	Includes an $5 million and $11 million net receivable from the Brown & Root Industrial Services joint venture at September 30, 2017 and December 31, 2016, respectively.

(b)	Reflects CIE and BIE primarily related to joint ventures within our E&C business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2017
	Total assets	Total liabilities
Gorgon LNG project	$20	$55
Escravos Gas-to-Liquids project	$8	$16
Fasttrax Limited project	$61	$51

Dollars in millions	December 31, 2016
	Total assets	Total liabilities
Gorgon LNG project	$28	$60
Escravos Gas-to-Liquids project	$11	$22
Fasttrax Limited project	$56	$50

Note 11. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$—
Interest cost	1	13	1	15
Expected return on plan assets	—	(20)	(1)	(21)
Recognized actuarial loss	—	6	—	7
Net periodic benefit cost	$1	$—	$—	$1

	Nine Months Ended September 30,
	2017		2016
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	2	39	2	48
Expected return on plan assets	(2)	(57)	(2)	(67)
Recognized actuarial loss	1	21	1	21
Net periodic benefit cost	$1	$4	$1	$3

For the nine months ended September 30, 2017, we have contributed approximately $28 million of the $37 million we expect to contribute to our plans in 2017.

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

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the LIBOR plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of September 30, 2017, there were $35 million in letters of credit outstanding. As a result of the Wyle and HTSI acquisitions discussed in Note 3 to our condensed consolidated financial statements, we funded $700 million of acquisition consideration with borrowings under our Credit Agreement, of which $470 million remains outstanding as of September 30, 2017. Interest expense on these borrowings for the three and nine months ended September 30, 2017 was $4 million and $11 million, respectively.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to a rolling four-quarter consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. In December 2016, we obtained an amendment to the debt to EBITDA financial covenant to eliminate the impact, for certain periods and subject to certain dollar limits, of previously recorded project losses attributed to an EPC ammonia project and a power project in the U.S. The amendment also amends the maximum ratio of consolidated debt to consolidated EBITDA to 3.25 to 1 effective for periods after December 31, 2017. As of September 30, 2017, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap of $1.1 billion. As of September 30, 2017, the remaining availability under the Distribution Cap was approximately $968 million.

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

Note 13. Income Taxes

The effective tax rate was approximately 24% and 23% for the three and nine months ended September 30, 2017, respectively. The effective tax rate was approximately 17% and 43% for the three and nine months ended September 30, 2016, respectively. As a result of the tax effect of the PEMEX settlement in 2017, we reversed a previously recognized deferred tax liability, recorded a current income tax payable and paid the associated income tax. As a result, the net impact to consolidated income tax expense related to the PEMEX settlement was not material.

Our estimated annual effective tax rate for 2017 is 23%, which is lower than the U.S. statutory rate of 35% primarily due to non-controlling interests and equity earnings, which are reflected net of tax, as well as the rate differential on our foreign earnings. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2017 earnings are generated.

The valuation allowance for deferred tax assets as of September 30, 2017 and December 31, 2016 was $512 million and $542 million, respectively. The change in the valuation allowance was ($11) million and $5 million for the three months ended September 30, 2017 and 2016, respectively, and ($30) million and ($1) million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in valuation allowance is primarily driven by our ability to utilize previously reserved foreign tax credits in 2017 as a result of forecasted U.S. taxable income primarily from foreign sources, which may not be recurring. The valuation allowance is primarily related to foreign tax credit carryforwards, foreign and state net operating loss carryforwards and other deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized, due to the sourcing of U.S. taxable income, forecasted income in the appropriate jurisdictions, as well as the timing of temporary difference reversals in the respective carryforward periods.

The reserve for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 was $263 million and $261 million, respectively.

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

The U.S. government has issued and has outstanding Form 1s questioning $171 million of billed costs as of September 30, 2017. They had previously paid us $88 million of the questioned costs related to our services on these contracts and the remaining balance of $83 million at September 30, 2017 is included in “Claims and accounts receivable" on our condensed consolidated balance sheets. In addition, we have withheld $26 million from our subcontractors at September 30, 2017 related to these questioned costs.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs at September 30, 2017 and December 31, 2016 of $56 million and $64 million, respectively, as a reduction to "Claims and accounts receivable" and in "Other liabilities" on our condensed consolidated balance sheets.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of September 30, 2017 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

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

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover the withheld costs in the approximate amount of $45 million plus interest related to the use of PSCs. The Army filed a notice of appeal on October 12, 2017. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

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

Burn Pit litigation. Since November 2008, KBR has been served with more than 60 lawsuits in various states alleging exposure to toxic materials resulting from the operation of burn pits in Iraq or Afghanistan in connection with services provided by KBR under the LogCAP III contract. These suits were consolidated in U.S. Federal District Court in Greenbelt, Maryland. The plaintiffs claimed unspecified damages. On January 13, 2017, KBR filed a renewed motion to dismiss and for summary judgment.

On July 19, 2017, the trial court issued its ruling granting KBR’s motions to dismiss on jurisdictional ground and for summary judgment.  In lengthy fact findings, the Court concluded that the military made all the relevant decisions about the use, location and operation of burn pits.  The plaintiffs filed a notice of appeal, and the cases are now pending before the U.S. Court of Appeals for the Fourth Circuit. Plaintiffs filed their opening brief on October 16, 2017. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2017, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003, which were consolidated into the case pending in the U.S. District Court for the Southern District of Texas. The Texas case was then dismissed by the court on the merits on multiple grounds including the conclusion that no one was injured. In March 2017, the Fifth Circuit Court of Appeals upheld the trial court's dismissal of plaintiffs' claims on summary judgment. The plaintiffs' request for the Texas Supreme Court to hear arguments over the application of certain laws and the application of Texas Supreme Court authority to the plaintiffs' claims was denied in May 2017. Plaintiffs' time to seek review by the U.S. Supreme Court has now passed. Our request for payment of court costs remains pending before the trial court in Houston. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2017, no amounts have been accrued.

Qui tams. We have several qui tam cases pending, one of which has been joined by the U.S. government (see DOJ False Claims Act complaint - Iraq Subcontractor below). At this time, we believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of September 30, 2017, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under federal regulations. As of September 30, 2017, we have incurred and expensed $11 million in legal costs incurred in defending ourselves in qui tams. There are two active cases as discussed below:

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the FCA by KBR and its subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009. On March 14, 2017, the Court granted KBR's motion for summary judgment and dismissed the case. The plaintiff has filed a notice of appeal and oral argument on the appeal has been scheduled for December 1, 2017.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the U.S. government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR, FKTC and others, related to our settlement of two requests for equitable adjustment submitted by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleges that KBR submitted false claims to the U.S. government for reimbursement of the costs KBR incurred in settling the requests for equitable adjustment, which the U.S. government alleges were inflated, unverified, not subject to an adequate price analysis and had been contractually assumed by FKTC. Our contractual dispute with the Army over this settlement has been ongoing since 2005. In March 2014, KBR's motion to dismiss was denied and in September 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. The case is currently in discovery, which we expect to be completed by June of 2018. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2017, no amounts have been accrued.

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. Briefing and post trial hearings will run through at least December 2017. We hope to receive a ruling by July 2018.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss, which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of September 30, 2017 and December 31, 2016, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case is set to close in March 2018 with the trial set to begin on September 24, 2018.

Note 15. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, sought class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Exchange Act against the Company, our former chief executive officer, our previous two former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. We reached an agreement to settle this case as of January 11, 2017 and accrued the proposed settlement amount as of December 31, 2016 in "Other current liabilities" on our consolidated balance sheets, net of insurance proceeds, which did not have a material impact on our financial statements. On August 24, 2017, the Court granted final approval of the settlement and terminated the case.

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

PEMEX and PEP arbitration

In 2004, we filed for arbitration with the ICC claiming recovery of damages against PEP, a subsidiary of PEMEX, the Mexican national oil company, related to a 1997 contract between PEP and our subsidiary, Commisa, and PEP subsequently counterclaimed. The project, known as EPC 1, required Commisa to build offshore platforms and treatment and reinjection facilities in Mexico and encountered significant schedule delays and increased costs due to problems with design work, late delivery and defects in equipment, increases in scope and other changes. In 2009, the ICC arbitration panel awarded us a total of approximately $351 million including legal and administrative recovery fees as well as interest and PEP was awarded approximately $6 million on counterclaims, plus interest on a portion of that sum. In August 2016, the U.S. Court of Appeals for the Second Circuit affirmed a 2013 District Court ruling confirming the ICC award, and PEP filed a Motion for Rehearing in September 2016. PEP posted $465 million as security for the judgment, pending exhaustion of all appeals.

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP resolving this dispute. The settlement provided for a cash payment to Commisa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is now resolved, and all amounts were paid by PEP in April 2017. As a result of the final settlement, we recognized additional revenues and gross profit of $35 million for the three months ended June 30, 2017.

Ichthys LNG Project

The Ichthys JV has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against the Ichthys JV for recovery of costs and an extension of time in order to progress the works under the scope of their respective contracts due to a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, the Ichthys JV has or is expected to incur incremental costs due to these circumstances. Most of these claims relate to cost-reimbursable scope between the Ichthys JV and its client.
Cost Reimbursable Scope
We believe any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to cost-reimbursable scope are an adjustment to the contract price, and accordingly the Ichthys JV has made claims for change orders under the reimbursable portion of the contract between the Ichthys JV and its client. However, the client has disputed these contract price adjustments and change orders. The change orders remain unapproved. In order to facilitate the continuation of work under the contract while we work to resolve this dispute, the client has agreed to a contractual mechanism (“Deed of Settlement”) providing funding in the form of an interim contract price adjustment to the Ichthys JV for settlement of certain subcontractor claims related to cost-reimbursable scope. A significant portion of the unapproved change orders has accordingly been paid by the client. The Ichthys JV has in turn settled the subcontractor claims relating to cost-reimbursable scope which have been funded through the Deed of Settlement by the client.
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
In September and October 2017, additional supplier and subcontractor settlements have been negotiated which the client has funded. The formal price adjustment for these settlements remained pending at September 30, 2017, but there is no requirement to refund any amounts to the client by a fixed date if the change orders are not resolved.
There has been deterioration of paint on certain exterior areas of the onshore LNG facilities under our contract. The client has requested for and is funding paint remediation for a portion of the facilities. Ichthys JV revenues and costs include these remediation activities that we have been authorized to perform.
If the above matters are not resolved for the amounts recorded, or to the extent the Ichthys JV is unsuccessful in retaining amounts paid to it under the Deed of Settlement, we would be responsible for our pro-rata portion of any additional costs and refunded sums in excess of the final adjusted contract price, which could have a material adverse effect on our results of operations, financial position and cash flows. Additionally, to the extent the client does not continue to provide adequate funding for project activities prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of the Ichthys JV in the near term which could have a material adverse effect on our financial position and cash flows.
Fixed-Price Scope
Pursuant to the Ichthys JV's fixed-price scope of its contract with its client, the Ichthys JV awarded a fixed-price contract to a subcontractor for the design, construction and commissioning of a combined cycle power plant on the Ichthys LNG Project. The subcontractor is a consortium consisting of a joint venture between UGL Infrastructure Pty Limited, CH2M Hill, General Electric and GE Electrical International Inc (collectively, the "Consortium"). On January 25, 2017, the Ichthys JV received Notice of Termination from the Consortium, and the Consortium ceased work on the power plant. The Ichthys JV believes the Consortium breached its contracts and repudiated is obligation to complete the power plant. The Ichthys JV has evaluated the cost to complete the Consortium's work, which exceeds the awarded fixed-price subcontract value. The cost to complete the power plant, which excludes interest, liquidated damages and other related costs which we intend to pursue recovery from the Consortium, represent estimated recoveries of claims against suppliers and subcontractors and have been included in the Ichthys JV's estimate to complete the Consortium's remaining obligations. The full amount of the costs to complete the plant have been determined to be probable of recovery from the subcontractor in our estimate of profit at completion. The Ichthys JV will pursue recourse against the Consortium to recover the amounts needed to complete the remaining work on the power plant, inclusive of calling bank guarantees (bonds) and parent guarantees provided by the Consortium partners. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract. On August 3, 2017, the Consortium filed a request for arbitration with the ICC asserting that the Ichthys JV was in breach of the subcontract. The Ichthys JV's response to the arbitration request is due by November 9, 2017.

To the extent the Ichthys JV is unsuccessful in prevailing in the Arbitration and in recovering costs to complete the power plant, we would be responsible for funding our pro-rata portion of unrecovered costs from the subcontractor. This could have a material adverse impact on the profit at completion of the contract and thus on our consolidated statements of operations, financial position and cash flow. Additionally, to the extent the Ichthys JV does not resolve this matter with the subcontractor in the near term, the joint venture partners will be required to fund the Ichthys JV's completion of the combined cycle power plant which could have a material adverse effect on our financial position and cash flows.

Our proportionate share of unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors related to the Ichthys JV included in determining estimated profit at completion of the contract are included in the amounts disclosed in Note 7 to our condensed consolidated financial statements.

The Ichthys JV intends to vigorously pursue approval and collection of amounts under all unapproved change orders and claims, as well as resolution of contingencies within reserved amounts with subcontractors and the client. Further, there are additional claims that the Ichthys JV believes it is entitled to recover from its client which have been excluded from estimated revenue and profit at completion as appropriate under U.S. GAAP. It is anticipated that these commercial matters may not be resolved in the near term.

Other matters

In re KBR, Inc. Securities Litigation (II). On August 22, 2017, the court consolidated Denenberg v. KBR, Inc. et al. with Porter v. KBR, Inc. et al. and restyled the consolidated matter as In re KBR, Inc. Securities Litigation. On September 15, 2017, Kuberbhai M. Patel and Kanti K. Patel were appointed lead plaintiffs of the consolidated case. On October 20, 2017, lead plaintiffs filed an amended consolidated complaint. Plaintiffs Denenberg and Porter asserted in the original complaints that defendants violated the securities law in connection with KBR's disclosures associate with the SFO's investigations against KBR and its affiliates relating to Unaoil, which the SFO announced in April 2017. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Unaoil Investigation. The DOJ, SEC, and the SFO are conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR, whose interactions with Unaoil are a subject of those investigations. KBR is cooperating with the DOJ, SEC, and the SFO in their investigations, including through the voluntary submission of information and responding to formal document requests.

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

Note 16. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Share-based compensation	7	7	—	—	—	—
Dividends declared to shareholders	(34)	—	(34)	—	—	—
Repurchases of common stock	(52)	—	—	(52)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Net income	164	—	159	—	—	5
Other comprehensive income, net of tax	25	—	—	—	26	(1)
Balance at September 30, 2017	$858	$2,095	$613	$(817)	$(1,024)	$(9)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	14	14	—	—	—	—
Dividends declared to shareholders	(34)	—	(34)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income	35	—	26	—	—	9
Other comprehensive income, net of tax	38	—	—	—	39	(1)
Balance at September 30, 2016	$1,097	$2,083	$587	$(767)	$(792)	$(14)

Accumulated other comprehensive loss, net of tax

	September 30,
Dollars in millions	2017	2016
Accumulated foreign currency translation adjustments, net of tax of $5 and $3	$(254)	$(247)
Pension and post-retirement benefits, net of tax of $249 and $204	(767)	(542)
Fair value of derivatives, net of tax of $0 and $0	(3)	(3)
Total accumulated other comprehensive loss	$(1,024)	$(792)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	8	—	1	9
Amounts reclassified from accumulated other comprehensive income	—	18	(1)	17
Balance at September 30, 2017	$(254)	$(767)	$(3)	$(1,024)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	22	—	—	22
Amounts reclassified from accumulated other comprehensive income	—	18	(1)	17
Balance at September 30, 2016	$(247)	$(542)	$(3)	$(792)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2017	2016	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(22)	$(22)	See (a) below
Tax benefit	4	4	Provision for income taxes
Net pension and post-retirement benefits	$(18)	$(18)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our condensed consolidated financial statements for further discussion.

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	3,345,366	$14.93	$50
Withheld to cover shares	1,748	$15.64	—	166,891	$15.08	2
Total	1,748	$15.64	$—	3,512,257	$14.93	$52

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—	—	n/a	$—
Withheld to cover shares	15,608	$13.76	—	161,153	$13.98	2
Total	15,608	$13.76	$—	161,153	$13.98	$2

Note 18. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2017	2016	2017	2016
Basic weighted average common shares outstanding	140	142	141	142
Stock options and restricted shares	—	—	—	—
Diluted weighted average common shares outstanding	140	142	141	142

For purposes of applying the two-class method in computing income per share, there were $0.3 million and $1.1 million net earnings allocated to participating securities, or a negligible amount per share, for the three and nine months ended September 30, 2017, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2016 were $0.0 million and $0.2 million, or a negligible amount per share, respectively. The diluted income per share calculation did not include 1.9 million and 2.2 million antidilutive weighted average shares for the three and nine months ended September 30, 2017, respectively. The diluted income per share calculation did not include 2.9 million and 3.2 million antidilutive weighted average shares for the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $58 million, all of which had durations of 10 days or less. We also had approximately $25 million (gross notional value) of cash flow hedges which had durations of approximately 34 months or less.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at September 30, 2017 and December 31, 2016. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	September 30,	December 31,
Gains (losses) dollars in millions	2017	2016
Balance sheet hedges - fair value	$4	$(7)
Balance sheet position - remeasurement	(16)	27
Net	$(12)	$20

Note 20. Recent Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedge Activities. This ASU is intended to improve and simplify accounting rules around hedge accounting. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demand, uncertainties and events in our business.

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
We are continuing to evaluate the impact of the new standard on our contract portfolio. Our approach includes a detailed review of representative contracts at each of our business segments and comparing historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we have developed a comprehensive change management plan to guide the implementation. While we are still evaluating the potential impact of adoption on our financial statements, we currently believe the areas that may impact us the most include determining which goods and services are distinct and represent separate performance obligations and accounting for variable consideration and the manner in which we determine the unit of account for our projects. We expect that in most cases revenue generated from our EPC and services contracts will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with current practice. We also expect revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts, including significant judgments, information about contract balances and performance obligations, and assets recognized from cost incurred to obtain or fulfill a contract. These concepts, as well as other aspects of the guidance, may change the method and/or timing of revenue recognition. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application for uncompleted contracts.
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

Overview

Our business is organized into three core and two non-core business segments supporting the government services and hydrocarbons markets as follows:

Core business segments

•	Government Services

•	Technology & Consulting

•	Engineering & Construction

Non-core business segments

•	Non-strategic Business

•	Other

See additional information on our business segments in Note 2 to our condensed consolidated financial statements.

Business Environment and Trends

Our business portfolio includes full life-cycle professional services, project delivery and technologies aligned with the following:

•	Early Project Advisory

•	Project Definition

•	Project Delivery

•	Operations & Maintenance

Our core business capabilities and offerings include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design service, process technologies, program management, construction services, commissioning and startup services, highly specialized mission and logistics support solutions, and asset operations and maintenance services. We primarily provide these services to the governments of the U.S., U.K. and Australia and a wide range of customers across the hydrocarbons value chain.
We expect continued opportunities within our global government services business as we add higher value solutions to complement our existing training, operations, maintenance, sustainment and other mission support and logistics services. The Wyle and HTSI acquisitions in the third quarter of 2016 (as discussed in Note 3 to our condensed consolidated financial statements), moves KBR’s GS business into the highly technical and professional services industry for clients in the U.S. such as NASA, DoD and other Federal agencies. The services we provide include space health and human sciences, systems engineering and technical assistance, test and evaluation, and other high value services. As a result of these acquisitions, we expect a significant increase in total revenues from contracts with the U.S. Government in 2017 as compared to 2016.
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
In the hydrocarbons sector, demand for our services depends on the level of capital and operating expenditure of our customers, which is dependent on prevailing market conditions and the availability of resources to support and fund projects. Significant volatility in commodity prices in recent years has resulted in many of our hydrocarbons customers taking steps to defer, suspend or terminate capital expenditures which have resulted in delayed or reduced volumes of business for us. Upstream oil projects have experienced the largest reductions in capital expenditure, as the effect of low oil prices has been more pronounced in this sector. In recent years, our business in the hydrocarbons sector has shifted towards non-oil facing markets, significantly reducing our exposure to lower oil prices. We continue to see opportunities in certain markets, including midstream gas projects such as LNG to satisfy future demand, particularly at locations where major supporting infrastructure already exists (i.e., near existing gas pipelines and electric power grids, port facilities, etc.). Additionally, downstream projects such as petrochemicals, chemicals and fertilizers generally benefit from low feedstock prices and are positively impacted by depressed oil prices. For example, low feedstock prices allow refineries to produce petrochemical end products at higher margins which, in turn, stimulates demand for our process technologies and consulting services. We seek to collaborate with our customers in developing these prospects by using integrated teams, from project conceptualization and technical solutions selection through project award and implementation.
Overall, we believe we have a balanced portfolio of global professional services, program delivery and technologies across the government services and hydrocarbons markets. We believe our increased mix of recurring government services and industrial services offers greater stability and predictability, which enables us to be selective and disciplined to pursue EPC projects in the hydrocarbons markets which are economically attractive.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Overview of Financial Results

For the quarter ended September 30, 2017, we generated revenues of $1.0 billion and net income attributable to KBR of $45 million. Highlights in the quarter include:

Our GS business segment, which provides full life-cycle support solutions to defense, space, aviation and missions for governmental agencies in the U.S., U.K. and Australia, generated revenues of $582 million and gross profit plus equity in earnings of $53 million for the quarter ended September 30, 2017. This compares to revenues of $401 million and gross profits plus equity in earnings of $40 million for the quarter ended September 30, 2016. The current quarter improvements were driven by revenue and earnings from the newly acquired HTSI business and growth on LogCAP IV and other international base operation and support contracts for the U.S. military.

Our T&C business segment, which provides licensed technologies, know-how and consulting services to the hydrocarbons value chain, generated revenues of $78 million and gross profits of $20 million for the quarter ended September 30, 2017. This compares to revenues of $67 million and gross profits of $17 million for the quarter ended September 30, 2016. The current quarter improvements were driven by increases in revenues and profitability associated with consulting business in the U.S. and U.K.

Our E&C business segment, where we provide comprehensive project and program delivery capability globally for the hydrocarbons value chain, generated revenues of $370 million and gross profit plus equity in earnings of $34 million in the quarter ended September 30, 2017. This compares to revenues of $595 million and gross profits plus equity in earnings of $12 million in the quarter ended September 30, 2016. Gross profits plus equity in earnings for the current quarter were favorable compared to the prior year due to losses on an ammonia project in the U.S. during the third quarter of 2016 that did not recur in the third quarter of 2017. While the global hydrocarbons market has experienced its largest reductions in capital expenditures related to upstream oil projects, this segment continues to focus on an expanding global industrial services market and opportunities in certain other markets, including downstream gas projects at locations supported by existing infrastructure.

Our Non-strategic Business segment generated revenues of $4 million and gross profit of $3 million during the quarter ended September 30, 2017 compared to revenues of $10 million and gross losses of $86 million in the quarter ended September 30, 2016. All Non-Strategic Business projects are substantially complete as of September 30, 2017. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the three months ended September 30, 2017. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Revenues	$1,034	$1,073	$(39)	(4)%

The decrease in consolidated revenues was primarily driven by the winding down of several projects in our E&C business segment. The decrease was partially offset by revenues generated from the HTSI business that was acquired in mid-September 2016, expansion of existing military support contracts in our GS business segment and an increase in revenues in our T&C business segment.

Gross Profit	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Gross profit	$87	$(36)	$123	342%

The increase in consolidated gross profit was primarily attributable to project losses in our E&C business segment and Non-Strategic Business segment that occurred in the third quarter of 2016 that did not recur in 2017 and increased gross profits in our Government Services business segment.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Equity in earnings of unconsolidated affiliates	$23	$19	$4	21%

The increase in equity in earnings of unconsolidated affiliates was primarily due to increased activity within our Affinity joint venture in our GS business segment.

General and Administrative Expenses	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
General and administrative expenses	$(37)	$(43)	$(6)	(14)%

The decrease in general and administrative expenses was primarily due to $8 million of transaction costs related to the Wyle and HTSI acquisitions in the third quarter of 2016 that did not recur in 2017. General and administrative expenses in the third quarter of 2017 and 2016 included $23 million, in both periods related to corporate activities and $14 million and $21 million, respectively, related to the business segments.

Interest Expense	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Interest expense	$(6)	$(3)	$3	100%

The increase in interest expense was primarily due to an increase in the weighted-average borrowing rate and weighted-average borrowings outstanding on our revolving credit facility in 2017 as compared to 2016.

Other Non-operating Income (Expense)	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Other non-operating income (expense)	$(4)	$2	$(6)	(300)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in other non-operating income was primarily due to foreign exchange gains in the third quarter of 2016 that did not recur in 2017.

Provision for Income Taxes	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Income (loss) before provision for income taxes	$63	$(68)	$131	193%
(Provision) benefit for income taxes	$(16)	$11	$27	245%

The third quarter of 2017 reflects a provision for income taxes as compared to a benefit for income taxes in the same period in 2016. The change in income taxes is primarily due to the absence of project losses in the U.S. recognized in 2016 for which we did not recognize tax benefits, which adversely impacted 2016 income taxes, as well as favorable changes in the jurisdictional mix of income to lower tax rate jurisdictions in 2017. See Note 13 to our condensed consolidated financial statements for discussion of changes in our valuation allowance associated with deferred tax assets.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Net income attributable to noncontrolling interests	$(2)	$(6)	$(4)	(67)%

The decrease in net income attributable to noncontrolling interests was primarily due to reduced joint venture earnings in 2017 resulting from the substantial completion of a major LNG project in Australia during 2016.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended September 30,
Dollars in millions	2017	2016
Revenues
Government Services	$582	$401
Technology & Consulting	78	67
Engineering & Construction	370	595
Other	—	—
Subtotal	1,030	1,063
Non-strategic Business	4	10
Total	$1,034	$1,073

Gross profit (loss)
Government Services	$39	$32
Technology & Consulting	20	17
Engineering & Construction	25	1
Other	—	—
Subtotal	84	50
Non-strategic Business	3	(86)
Total	$87	$(36)

Equity in earnings of unconsolidated affiliates
Government Services	$14	$8
Technology & Consulting	—	—
Engineering & Construction	9	11
Other	—	—
Subtotal	23	19
Non-strategic Business	—	—
Total	$23	$19

Total general and administrative expenses	$(37)	$(43)

Asset impairment and restructuring charges	$—	$(7)

Gain on disposition of assets	$—	$—

Total operating income	$73	$(67)

Government Services

GS revenues increased by $181 million, or 45%, to $582 million in the third quarter of 2017, compared to $401 million in the third quarter of 2016. This increase was due to the increase in HTSI revenues of $115 million related to the HTSI acquisition in the third quarter of 2016 (see Note 3 to our condensed consolidated financial statements), continued expansion of existing U.S. military support contracts under LogCAP IV and growth in volume on an existing program management project in the U.K.

GS gross profit increased by $7 million, or 22%, to $39 million in the third quarter of 2017 compared to $32 million in the third quarter of 2016. The increase in gross profit was primarily due to the expansion of U.S. government contracts under LogCAP IV and an increase of $4 million in gross profit related to the HTSI acquisition that occurred in the third quarter of 2016. These increases were partially offset by the funding of legal fees and the Burn Pit insurance reimbursement that occurred in the third quarter of 2016 and did not recur in 2017.

GS equity in earnings of unconsolidated affiliates increased by $6 million, or 75%, to $14 million in the third quarter of 2017 compared to $8 million in the third quarter of 2016 primarily due to increased activity within our Affinity joint venture associated with the UKMFTS project.

Technology & Consulting

T&C revenues increased by $11 million, or 16%, to $78 million in the third quarter of 2017 compared to $67 million in the third quarter of 2016. This was due primarily to an increase in technology licensing and stronger consulting revenues from upstream projects.

T&C gross profit increased by $3 million, or 18%, to $20 million in the third quarter of 2017 compared to $17 million in the third quarter of 2016. This increase was primarily driven by consulting volume and cost reductions implemented in 2016.

Engineering & Construction

E&C revenues decreased by $225 million, or 38%, to $370 million in the third quarter of 2017, compared to $595 million in the third quarter of 2016. This decrease was primarily due to reduced activity on several projects nearing completion in the U.S. The decrease in revenue was partially offset by growth on existing projects awarded in the second half of 2016, including a construction project in Canada.

E&C gross profit increased by $24 million to $25 million in the third quarter of 2017, compared to $1 million in the third quarter of 2016. This increase was primarily due to losses on an ammonia project in the U.S. during the third quarter 2016 that did not recur in 2017. This increase was partially offset by the reduced activity on projects nearing completion.

E&C equity in earnings of unconsolidated affiliates decreased by $2 million, or 18%, to $9 million in the third quarter of 2017, compared to $11 million in the third quarter of 2016. This decrease was primarily due to lower earnings on the Ichthys JV project, partially offset by increased earnings on our industrial services joint ventures in the Americas as well as other joint ventures in Europe. See Notes 7, 10, and 15 to our condensed consolidated financial statements for more information on the Ichthys JV.

Non-strategic Business

Non-strategic Business revenues decreased by $6 million, or 60%, to $4 million in the third quarter of 2017 compared to $10 million in the third quarter of 2016. This decrease was primarily due to the substantial completion of several power projects as we exit that business.

Non-strategic Business gross profit increased by $89 million to a gross profit of $3 million in the third quarter of 2017 compared to a gross loss of $86 million in the third quarter of 2016. This increase was primarily due to increased costs in 2016 from poor subcontractor productivity, resulting schedule delays and changes in the project execution strategy on a power project that did not recur in 2017.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Overview of Financial Results

For the nine months ended September 30, 2017, we generated revenues of $3.2 billion and net income attributable to KBR of $159 million, compared to revenues of $3.1 billion and net income of $26 million for the nine months ended September 30, 2016. The increases in revenues and net income were largely driven by earnings from the newly acquired Wyle and HTSI businesses, growth on the LogCAP IV contract, and the favorable settlement associated with resolution of the PEMEX litigation.

Our GS business segment generated revenues of $1.6 billion and gross profits plus equity in earnings of $154 million for the nine months ended September 30, 2017, compared to revenues of $840 million and gross profits plus equity in earnings of $123 million for the nine months ended September 30, 2016. The improvements were driven by increases in gross profits of $49 million from the newly acquired Wyle and HTSI businesses and growth on LogCAP IV and other international base operation and support contracts for the U.S. military. The improvement in earnings more than offset the $33 million favorable settlement with the U.S. government for reimbursed legal costs associated with the sodium dichromate litigation in the nine months ended September 30, 2016 that did not recur in 2017.

Our T&C business segment generated revenues of $236 million and gross profits of $51 million for the nine months ended September 30, 2017, compared to revenues of $262 million and gross profits of $49 million for the nine months ended September 30, 2016. The decrease in revenue was primarily caused by decreases in proprietary equipment sales, partially offset by increases in catalyst projects and consulting services revenue. However, margins continue to be favorably impacted by technology license milestones achieved in the nine months ended September 30, 2017.

Our E&C business segment generated revenues of $1.3 billion and gross profit plus equity in earnings of $136 million for the nine months ended September 30, 2017 compared to revenues of $1.8 billion and gross profits plus equity in earnings of $117 million for the nine months ended September 30, 2016. Despite lower revenues, gross profits plus equity in earnings for the period were favorably impacted by the $35 million gain associated with the PEMEX settlement and charges associated with projects completed in the nine months ended September 30, 2016 that did not recur in 2017.

Our Non-strategic Business segment generated revenues of $37 million and gross profit of $0 million for the nine months ended September 30, 2017 compared to revenues of $154 million and gross losses of $102 million for the nine months ended September 30, 2016. All Non-Strategic Business projects are substantially complete as of September 30, 2017. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Revenues	$3,234	$3,078	$156	5%

The increase in consolidated revenues was primarily driven by revenues generated by the Wyle and HTSI acquisitions as well as the expansion of existing contracts within our GS business segment resulting in a combined increase of $800 million during the period. This increase was partially offset by the completion or substantial completion of several projects at the end of 2016 within our T&C, E&C and Non-strategic Business segments.

Gross Profit	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Gross profit	$277	$106	$171	161%

The increase in consolidated gross profit was primarily due to the Wyle and HTSI acquisitions and expansions on existing military support contracts in our Government Services business segment. The favorable settlement with PEMEX resulted in additional gross profit of $35 million in 2017 within our E&C business segment, which also contributed to the overall increase. These increases were offset by the completion or substantial completion of projects discussed above.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Equity in earnings of unconsolidated affiliates	$64	$81	$(17)	(21)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to lower progress, recognition of unapproved change orders and claims and increased reimbursable and fixed-price cost estimates at completion on the Ichthys JV within our E&C business segment. These factors reduced the percentage of completion at September 30, 2017 and delayed profits to future periods (see Note 7 to our condensed consolidated financial statements for further discussion). The decrease was partially offset by increases in our GS business segment related to higher activity within our Affinity joint venture and an insurance settlement in a U.K. joint venture project. See Notes 7, 10, and 15 to our condensed consolidated financial statements for more information on the Ichthys JV.

General and Administrative Expenses	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
General and administrative expenses	$(107)	$(111)	$(4)	(4)%

The decrease in general and administrative expenses was primarily due to the $8 million of costs related to the Wyle and HTSI acquisitions in the nine months ended September 30, 2016 that did not recur in 2017, acquisition costs in T&C that occurred in 2016 and did not recur in 2017 and lower corporate expenses, offset by increased costs related to owning Wyle and HTSI for the full year-to-date period in 2017. General and administrative expenses in the nine months ended September 30, 2017 and 2016 included $66 million and $67 million, respectively, related to corporate activities and $41 million and $44 million, respectively, related to the business segments.

Interest Expense	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Interest expense	$(16)	$(7)	$9	129%

The increase in interest expense was primarily due to interest expense of $11 million related to the increased outstanding borrowings under our Credit Agreement in 2017 attributed to the acquisitions made in 2016. There were no outstanding borrowings under our Credit Agreement prior to June 30, 2016.

Other Non-operating Income (Expense)	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Other non-operating income (expense)	$(9)	$8	$(17)	(213)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The change from non-operating income to expense was due primarily to foreign exchange losses in 2017, generally associated with a strengthening of the U.S. dollar compared to other currencies in which we conduct business, compared to foreign exchange gains in 2016.

Provision for Income Taxes	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Income before provision for income taxes	$214	$62	$152	245%
Provision for income taxes	$(50)	$(27)	$23	85%

Our provision for income taxes for the nine months ended September 30, 2017 reflects a 23% tax rate as compared to a 43% tax rate in 2016. The change in our tax rate is primarily due to the absence of project losses in the U.S. recognized in 2016 for which we did not recognize tax benefits which adversely impacted the 2016 effective tax rate, as well as favorable changes in the jurisdictional mix of income to lower tax rate jurisdictions in 2017. See Note 13 to our condensed consolidated financial statements for discussion of changes in our valuation allowance associated with deferred tax assets.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2017 vs. 2016
Dollars in millions	2017	2016	$	%
Net income attributable to noncontrolling interests	$(5)	$(9)	$(4)	(44)%

The decrease in net income attributable to noncontrolling interests for the nine month period ended September 30, 2017 compared to the same period in the prior year was due to reduced joint venture earnings in 2017 resulting from substantial completion of a major LNG project in our E&C segment during 2016.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Nine Months Ended September 30,
Dollars in millions	2017	2016
Revenues
Government Services	$1,640	$840
Technology & Consulting	236	262
Engineering & Construction	1,321	1,822
Other	—	—
Subtotal	3,197	2,924
Non-strategic Business	37	154
Total	$3,234	$3,078

Gross profit (loss)
Government Services	$113	$94
Technology & Consulting	51	49
Engineering & Construction	113	65
Other	—	—
Subtotal	277	208
Non-strategic Business	—	(102)
Total	$277	$106

Equity in earnings of unconsolidated affiliates
Government Services	$41	$29
Technology & Consulting	—	—
Engineering & Construction	23	52
Other	—	—
Subtotal	64	81
Non-strategic Business	—	—
Total	$64	$81

Total general and administrative expenses	$(107)	$(111)

Asset impairment and restructuring charges	$—	$(21)

Gain on disposition of assets	$5	$6

Total operating income	$239	$61

Government Services

GS revenues increased by $800 million, or 95%, to $1.6 billion in the nine months ended September 30, 2017, compared to $840 million in the nine months ended September 30, 2016. This increase was driven primarily by $726 million of increased revenues related to the Wyle and HTSI acquisitions and an increase in revenue associated with continued expansion under existing U.S. government contracts. This increase was offset by reduced revenue due to the favorable settlement with the U.S. government regarding reimbursement of $33 million in legal fees related to the sodium dichromate case that were previously expensed and the approval of a change order on a road construction project in the Middle East in 2016 that did not recur in 2017.

GS gross profit increased by $19 million, or 20%, to $113 million in the nine months ended September 30, 2017, compared to $94 million in the nine months ended September 30, 2016. This increase was primarily due to an increase of $49 million in gross profits from the Wyle and HTSI acquisitions and expansion of existing U.S. government contracts, but was offset by the favorable settlement with the U.S. government and the approval of the change order in the prior year discussed above.

GS equity in earnings of unconsolidated affiliates increased by $12 million, or 41%, to $41 million in the nine months ended September 30, 2017 compared to $29 million in the nine months ended September 30, 2016. This increase was primarily due to an insurance settlement in a U.K. joint venture, higher activity within our Affinity joint venture associated with the UKMFTS project and a favorable prior period adjustment on the UKMFTS joint venture (see Note 1 to our condensed consolidated financial statements for further discussion).

Technology & Consulting

T&C revenues decreased by $26 million, or 10%, to $236 million in the nine months ended September 30, 2017, compared to $262 million in the nine months ended September 30, 2016 primarily due to lower proprietary equipment sales caused by projects nearing completion in 2016, partially offset by increased revenues in catalyst projects and consulting contracts in the U.S. and U.K.

T&C gross profit increased by $2 million, or 4%, to $51 million in the nine months ended September 30, 2017, compared to $49 million in the nine months ended September 30, 2016, primarily driven by improved chargeability and reduced overhead in consulting, partially offset by the reduction in proprietary equipment sales.

Engineering & Construction

E&C revenues decreased by $501 million, or 27%, to $1.3 billion in the nine months ended September 30, 2017, compared to $1.8 billion in the nine months ended September 30, 2016. This decrease was primarily due to reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe as well as a favorable change in estimate as a result of reaching a settlement on close out of an LNG project in Africa in 2016 that did not recur in 2017. These decreases were partially offset by increased activity on a construction project in Canada.

E&C gross profit increased by $48 million, or 74%, to $113 million in the nine months ended September 30, 2017, compared to $65 million in the nine months ended September 30, 2016. This increase was attributable to the favorable settlement with PEMEX for $35 million in the second quarter of 2017 as well as the non-recurrence of unfavorable changes in estimates on an EPC ammonia project recognized in the first quarter of 2016. These increases were partially offset by the completion or near completion of projects discussed above and the close out settlement of the LNG project in Africa in 2016.

E&C equity in earnings of unconsolidated affiliates decreased by $29 million, or 56%, to $23 million in the nine months ended September 30, 2017, compared to $52 million in the nine months ended September 30, 2016. This decrease was due to lower progress, recognition of unapproved change orders and claims and increased reimbursable cost estimates on the Ichthys JV, lower service order activity on our offshore maintenance joint venture in Mexico, and the non-recurrence of close-out activities on a European joint venture that occurred in 2016. These decreases were partially offset by increased earnings on our industrial services joint ventures in the Americas as well as our joint ventures in Europe. See Notes 7, 10, and 15 to our condensed consolidated financial statements for more information on the Ichthys JV.

Non-strategic Business

Non-strategic Business revenues decreased by $117 million, or 76%, to $37 million in the nine months ended September 30, 2017, compared to $154 million in the nine months ended September 30, 2016. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business gross profit increased by $102 million, or 100%, to a gross profit of $0 million in the nine months ended September 30, 2017, compared to a loss of $102 million in the nine months ended September 30, 2016. This increase was primarily due to completion of the projects discussed above as well as the recording of loss provisions associated with poor subcontractor productivity, resulting in schedule delays and changes in the project execution strategy on a power project in 2016 that did not recur in 2017.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements. See Notes 7, 10, and 15 to our condensed consolidated financial statements for more information on the Ichthys JV.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $7.2 billion at September 30, 2017 and $7.4 billion at December 31, 2016. We consolidate joint ventures which are majority-owned and controlled or are VIEs in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $130 million at September 30, 2017 and $151 million at December 31, 2016.

The following table summarizes our backlog by business segment:

	December 31,				September 30,
Dollars in millions	2016	New Awards	Other (a)	Net Workoff (b)	2017
Government Services	$7,821	$641	$1,402	$(1,681)	$8,183
Technology & Consulting	313	192	9	(236)	278
Engineering & Construction	2,769	179	270	(1,344)	1,874
Subtotal	10,903	1,012	1,681	(3,261)	10,335
Non-strategic Business	35	—	9	(37)	7
Total backlog	$10,938	$1,012	$1,690	$(3,298)	$10,342

(a)
Other includes adjustments for (i) effects of changes in foreign exchange rates, primarily related to movements in British pound of $518 million, (ii) changes in scope on existing projects of $193 million as a result of approved and unapproved change orders, claims and other changes, and (iii) elimination of our proportionate share of revenue workoff from our unconsolidated joint ventures of $979 million less equity in earnings.

(b)	These amounts represent the revenue workoff on our projects plus equity earnings from our unconsolidated joint venture projects.

We estimate that as of September 30, 2017, 34% of our backlog will be executed within one year. Of this amount, 61% will be recognized in revenues on our condensed consolidated statement of operations and 39% will be recorded by our unconsolidated joint ventures. As of September 30, 2017, $112 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2017, 11% of our backlog was attributable to fixed-price contracts, 61% was attributable to PFIs and 28% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2017, $7.6 billion of our GS backlog was currently funded by our customers.

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
Cash and equivalents totaled $511 million at September 30, 2017 and $536 million at December 31, 2016 and consisted of the following:

	September 30,	December 31,
Dollars in millions	2017	2016
Domestic U.S. cash	$212	$249
International cash	231	231
Joint venture cash	68	56
Total	$511	$536

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

The international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including the maintenance of sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriated foreign cash may become subject to U.S. income taxes. We have provided cumulative income taxes on certain foreign earnings which provide us, if necessary, the ability to repatriate $300 million of international cash without recognizing additional tax expense. As of September 30, 2017, we have repatriated approximately $160 million of this international cash, with $140 million remaining for which taxes have been provided. Our undistributed earnings above the amount for which we have already provided income taxes continue to be considered permanently reinvested.

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

As of September 30, 2017, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Nine Months Ended September 30,
Dollars in millions	2017	2016
Cash flows provided by operating activities	$238	$8
Cash flows used in investing activities	(4)	(922)
Cash flows provided by (used in) financing activities	(272)	600
Effect of exchange rate changes on cash	13	—
Decrease in cash and equivalents	$(25)	$(314)

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

Cash provided by operations totaled $238 million in the first nine months in 2017, primarily resulting from favorable net changes of $160 million in working capital balances for projects as discussed below:

•
Accounts receivable is impacted by the timing and collections on billings to our customers. The decrease in accounts receivable in the first nine months in 2017 primarily reflected collection from customers within our E&C business segment associated with several ammonia projects in the U.S. and a road construction project in the Middle East within our GS business segment.

•	Claims receivable decreased in the first nine months of 2017 due to the billing and collection of the outstanding claims receivable associated with the PEMEX litigation settlement.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The decrease in accounts payable in the first nine months in 2017 was primarily due to the power project within our Non-strategic Business segment that is now substantially completed as well as several EPC projects nearing completion in the U.S. in our E&C business segment.

•
BIE is associated with our fixed price projects, which we generally structure to be cash positive, and is impacted by the timing of billing for achievement of milestones and payments received from our customers in advance of incurring project costs. The decrease in BIE is primarily due to the work off of previous advances on two EPC ammonia projects in the U.S. within our E&C business segment as well as a power project within our Non-strategic Business segment that is now substantially complete.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $41 million and contributed $28 million to our pension funds in the first nine months in 2017.
Cash provided by operations totaled $8 million in the first nine months in 2016 primarily resulting from net unfavorable changes in working capital balances for projects as discussed below:

•
Accounts receivable increased primarily due to the timing of customer billings related to projects within our E&C business segment including an EPC LNG project in Australia as well as increased collections from customers on various other projects in our GS and T&C business segments.

•	CIE increased in the first nine months in 2016, reflecting the timing of invoicing and payments within the normal course of business on U.S. government projects within our GS business segment.

•	We received distributions of earnings from our unconsolidated affiliates of $43 million and contributed approximately $31 million to our pension funds in the first nine months in 2016.
Investing activities. Cash used in investing activities totaled $4 million in the first nine months in 2017 and was primarily used in the purchase of equipment.

Cash used in investing activities totaled $922 million in the first nine months in 2016 and was primarily due to the $911 million used in the Wyle and HTSI acquisitions within our GS business segment and the acquisition of the three technology companies in our T&C business segment.

Financing activities. Cash used in financing activities totaled $272 million in the first nine months of 2017 and includes $180 million of payments on our Credit Agreement, $52 million of common stock repurchases and $34 million for dividend payments to common shareholders.

Cash provided by financing activities totaled $600 million in the first nine months of 2016 primarily due to $700 million in cash proceeds from borrowings under our Credit Agreement. These sources of cash were partially offset by payments on our Credit Agreement of $50 million, dividend payments to common shareholders of $34 million, distributions to noncontrolling interests of $9 million and principal payments on short and long-term borrowings consisting primarily of nonrecourse debt of our Fasttrax VIE of $5 million.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, cash borrowings under our Credit Agreement and other permanent financing activities.

Future uses of cash. We believe that future uses of cash include working capital requirements, funding of recognized project losses, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings under our Credit Agreement, share repurchases and strategic investments including acquisitions. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under operating leases and various other obligations, including potential litigation payments, as they arise.

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

Ichthys LNG Project. As discussed in Note 15 to our condensed consolidated financial statements, the Ichthys JV has included in its project estimates-at-completion significant revenues associated with unapproved change orders and customer claims plus estimated recoveries of claims against suppliers and subcontractors. If the Ichthys JV does not resolve these matters for the amounts recorded, we would be responsible for funding our pro-rata portion of costs ultimately necessary to complete the project.  Additionally, to the extent the client does not continue to provide adequate funding for project activities prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of the Ichthys JV. Negotiations and legal proceedings are ongoing but in the event these do not conclude in a timely manner, it is possible that we would be required to fund ongoing project JV costs over the next twelve months which we estimate could be up to approximately $100 million.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $520 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the nine months ended September 30, 2017 were $28 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis with the next valuation period beginning in April 2018. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement

Information relating to our Credit Agreement is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2. We intend to seek long-term financing to replace a portion of the outstanding borrowings under our Credit Agreement in the next 12 months.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $1 billion in a committed line of credit (Credit Agreement) and $1 billion of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of September 30, 2017, with respect to our $1 billion committed line of credit, we have $470 million for revolver borrowings and $35 million for letters of credit, with $495 million of remaining capacity. With respect to our $1 billion of uncommitted lines of credit, we have utilized $325 million for letters of credit as of September 30, 2017, with $688 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1.2 billion. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $170 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next 12 months.

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

We are exposed to market risk for changes in interest rates for borrowings under our Credit Agreement, of which there were $470 million as of September 30, 2017.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the nine months ended September 30, 2017 was 2.7%.  We had no derivative financial instruments to manage interest rate risk related to outstanding borrowings.   If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next 12 months, based on outstanding borrowings as of September 30, 2017.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2017, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 44% of our total consolidated revenues for the nine months ended September 30, 2017. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

We may be required to contribute additional cash to meet our benefit obligations associated with pension benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the United States, United Kingdom, and Germany. At September 30, 2017, our defined benefit pension plans had an aggregate funding deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $520 million, the majority of which is related to our defined benefit pension plan in the U.K. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a portion of the deficit for underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. defined benefit pension plan has an aggregate funding deficit. Our U.K. pension plan has been frozen to new participants for a number of years, but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. Our next triennial valuation period begins in April 2018. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under the U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the plan assets, and (in certain circumstances) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates, changes in actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse effect on our financial position.

We rely on information technology ("IT") systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely heavily on IT systems in order to achieve our business objectives.  From time to time, including in connection with acquisitions, we design and implement new or enhance existing enterprise IT systems to execute various functions within our business. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, vendor payment processing and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business processes. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2017.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 3 – 31, 2017	415	$15.08	—	$158,093,761
August 1 – 31, 2017	821	$15.01	—	$158,093,761
September 1 – 29, 2017	512	$17.11	—	$158,093,761

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of September 30, 2017 was 1,748 shares at an average price of $15.64 per share.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark Sopp	/s/ Raymond L. Carney
Mark Sopp	Raymond L. Carney
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: October 31, 2017                      Dated: October 31, 2017