Form 10-K
period 2017-12-31
KBR, INC.
filed 2018-02-23
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2017 was approximately $2.1 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $15.22.

As of January 31, 2018, there were 140,268,352 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, "KBR" or "the Company") is a global provider of differentiated, professional services and technologies across the asset and program life-cycle within the government services and hydrocarbons industries. Our capabilities include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design service, process technologies, program management, construction services, commissioning and startup services, highly specialized mission and logistics support solutions, asset operations and maintenance services. We provide these and other support services to a diverse customer base, including domestic and foreign governments, international and national oil and gas companies, oil refiners, petrochemical producers, fertilizer producers and specialty chemicals manufacturers. Information regarding business segment disclosures included in Note 2 to our consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K is incorporated by reference into this Part I, Item 1.

KBR, Inc. is a global company headquartered in Houston, Texas, USA, with offices around the world operations in over 40 countries and serving customers in over 75 countries. We were incorporated in Delaware on March 21, 2006 prior to an exchange offer transaction that separated us from Halliburton Company, which was completed on April 5, 2007. We trace our history and culture to two businesses, The M.W. Kellogg Company ("Kellogg") and Brown & Root, Inc. ("Brown & Root"). Kellogg was founded in New York in 1901 and evolved into a technology and service provider for petroleum refining, petrochemicals processing and LNG. Brown & Root was founded in Texas in 1919 and built the world’s first offshore platform in 1947. Brown & Root was acquired by Halliburton in 1962 and Kellogg was acquired by Halliburton in 1998 through its merger with Dresser Industries. Following a transformational restructuring in late 2014, and consistent with our new strategy, we made two substantial acquisitions in 2016 in the government services sector, which fundamentally and materially re-balanced our portfolio to a greater mix of long-term, cost reimbursable and synergistic professional services business base. This new business base, added to KBR’s existing portfolio, leverages our program and life-cycle management expertise across a much larger addressable market for expanded customer offerings and attendant growth opportunities.

Our Business

KBR’s vision is to be a leading global provider of full life-cycle professional services, project delivery and technologies supporting two verticals: Government and Hydrocarbons. We aim to execute a majority of our portfolio through contracts that are long-term, reimbursable, service contracts that provide balanced and sustainable growth with a low-risk profile and predictable cash flows. Our key areas of strategic focus are as follows:

•
Government Services: A wide range of professional services across defense, space and government embracing research and development, test and evaluation, program management and consulting, operational and platform support, logistics and facilities, training and security. These services are mainly for governmental agencies in the United States ("U.S."), United Kingdom ("U.K.") and Australia and also cover other selective countries. These programs are frequently provided on long-term service contracts, with key scientific, technical and program management differentiation. Key customers include U.S. Department of Defense agencies such as the Missile Defense Agency, U.S. Army, U.S. Navy and U.S. Air Force as well as NASA, the U.K. Ministry of Defence, London Metropolitan Police, U.K. Army, other U.K. Crown Services, and the Royal Australian Air Force, Navy and Army.

•	Hydrocarbons: In the global hydrocarbons sector we offer services within the following areas of focus:

◦
Proprietary Technology: A broad spectrum of front-end services and solutions, including licensing of technologies, basic engineering and design services ("BED"), proprietary equipment ("PEQ"), plant automation services, remote monitoring of plant operations, catalysts, and vessel internals together with specialist consulting services to the hydrocarbons, petrochemicals, chemicals and fertilizer markets. Key technologies in our portfolio are ammonia, nitric acid, ammonia nitrate, ethylene, phenol, bis-phenol A, polycarbonate, catalytic cracking, isomerization, alkylation, solvent de-asphalting and coal degasification.

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

◦
Project Delivery Solutions: From conceptual design, through front end engineering design and execution planning, to full engineering, procurement and construction ("EPC")/engineering, procurement, construction and management ("EPCM") for the development, construction and commissioning of projects across the entire hydrocarbons value chain, including offshore and onshore oil and gas industries, LNG/ gas to liquids ("GTL") markets, as well as for refining, petrochemicals, chemicals, specialty chemicals and fertilizers industries. KBR has licensed its market leading Ammonia Technology to over 225 Plants globally, and has been involved in the design and construction of approximately 33% of the world’s LNG Capacity.

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
Competitive Advantages
We operate in global markets with customers who demand added value, know-how, technology and delivery solutions, and we seek to differentiate ourselves in areas we believe we have a competitive advantage, including:

•	Health, Safety, Security & Environment

◦	World-class planning, assessment, and execution practices and performance ('Zero Harm') that drive our industry-leading safety record

•	People

◦	Distinctive, competitive and customer-focused culture, through our people ('One KBR')

◦	Large numbers of employees with U.S. government-issued security clearances

•	Customer Relationships

◦	Customer objectives are placed at the center of our planning and delivery

◦
Enduring relationships in government services (for example, we have had a contract with NASA since the beginning of the space program) and with major oil and gas customers such as BP p.l.c., Chevron Corporation ("Chevron") and Shell Corporation

•	Project Delivery

◦	A reputation for disciplined and successful delivery of large, complex and difficult projects globally - using world-class processes (the 'KBR Way'), including program management

•	Technical Excellence

◦	Quality, world-class technology, know-how and technical solutions, including digitalization

•	Full Life-cycle Asset Support

◦	Comprehensive asset services through long-term contracts

•	Financial Strength

◦	Through liquidity, capital capacity and ability to support warranties
Our Business Segments

Our business is organized into three core and two non-core business segments as follows:

Core business segments

•	Government Services

•	Technology & Consulting

•	Engineering & Construction

Non-core business segments

•	Non-strategic Business

•	Other

Our business segments are described below.

Government Services ("GS"). Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management, to operations support, maintenance and field logistics. Our acquisitions in 2016, as described in Note 3 to our consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.
Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialty consulting brands, Granherne, Energo and GVA, under a single customer-facing global hydrocarbons business. This segment provides licensed technologies, know-how and consulting services across the hydrocarbons value chain, from wellhead to crude refining and through refining and petrochemicals to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customers' objectives through early planning and scope definition, advanced technologies and project life-cycle support.
Engineering & Construction ("E&C"). Our E&C business segment provides comprehensive project and program delivery capability globally. Our key capabilities leverage our operational and technical excellence as a global provider of EPC for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas (shallow-water, deep-water and subsea); floating solutions (FPUs, FPSO, floating liquefied natural gas ("FLNG") & floating storage and regasification unit ("FSRU")); and maintenance services (via the “Brown & Root Industrial Services” brand).
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. All Non-strategic Business projects are substantially complete as of December 31, 2017. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above and would include any future activities that do not individually meet the criteria for segment presentation.
Based on the location of projects executed, our operations in countries other than the U.S. accounted for 52%, 51% and 57% of our consolidated revenues during 2017, 2016 and 2015, respectively. See Note 2 to our consolidated financial statements for selected geographic information.

We have summarized our revenues by geographic location as a percentage of total revenues below:

	Years ended December 31,
	2017	2016	2015
Revenues:
United States	48%	49%	43%
Middle East	22%	20%	15%
Europe	12%	12%	10%
Australia	8%	9%	16%
Canada	5%	3%	4%
Africa	1%	3%	3%
Other	4%	4%	9%
Total	100%	100%	100%

We market substantially all of our project and service offerings through our business segments. The markets we serve are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S. based companies such as CACI International, Inc., EMCOR Group, Inc., Fluor Corporation, Jacobs Engineering, Leidos Holdings, Inc., ManTech International Corporation, AECOM, Quanta Services Inc., Science Applications International Corporation ("SAIC"), Booz Allen Hamilton and international-based companies such as McDermott (Chicago Bridge and Iron), Chiyoda Corporation ("Chiyoda"), TechnipFMC and Worley-Parsons. Since the markets for our services are vast and extend across multiple geographic regions, we cannot make a definitive estimate of the total number of our competitors.

Our operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, war or other armed conflict, expropriation or other governmental actions, inflation and foreign currency exchange controls and fluctuations. We strive to manage or mitigate these risks through a variety of means including contract provisions, contingency planning, insurance schemes, hedging and other risk management activities. See "Item 1A. Risk Factors" contained in Part I of this Annual Report on Form 10-K, "Item 7A. Quantitative and Qualitative Discussion about Market Risk" contained in Part II of this Annual Report on Form 10-K and Note 23 to our consolidated financial statements for information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to manage our risks.

Acquisitions, Dispositions and Other Transactions

Acquisitions

During the fourth quarter of 2017, we acquired 100% of the outstanding common shares of Sigma Bravo Pty Ltd ("Sigma Bravo"), a provider of software development, training, information management and technical support services as well as operational support to the Australian Defence Force, for an aggregate purchase price of $9 million, within our GS business segment.

Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to reduce exposure and diversify risk, increase the number of opportunities that can be pursued, capitalize on the strengths of each party and provide greater flexibility in delivering our services based on cost and geographical efficiency. Clients of our E&C business segment frequently require EPC contractors to work in teams given the size and complexity of global projects that may cost billions of dollars to complete. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2017.

Aspire Defence Holdings Limited ("Aspire Defence") is a joint venture currently owned by KBR and two financial investors to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the U.K. We own a 45% interest in Aspire Defence and a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence, with the other 50% being owned by Carillion plc ("Carillion"). The investments are accounted for within our GS business segment using the equity method of accounting.

During the first quarter of 2016 we executed agreements to establish Affinity Flying Training Services Ltd. ("Affinity"). Affinity is a joint venture between KBR and Elbit Systems to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the U.K. Military Flying Training System ("UKMFTS") project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The investments are accounted for within our GS business segment using the equity method of accounting.

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

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of revenues we expect to realize in the future as a result of performing work on contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. Our backlog was $10.6 billion and $10.9 billion at December 31, 2017 and 2016, respectively, with approximately 68% and 67% related to work being executed by joint ventures accounted for on the equity method of accounting. We estimate that, as of December 31, 2017, 34% of our backlog will be recognized as revenues within one year. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

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

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for materials, equipment and for reimbursable labor hours. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

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

Fixed-price and lump-sum contracts, including unit-rate contracts (essentially a fixed-price contract with the only variable being units of work to be performed), are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail significant risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer project risks to us.

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

Within the past three years, we generated significant revenues from transactions with the U.S. government within our GS business segment and with Chevron within our E&C business segment, primarily from a major LNG project in Australia which is substantially complete. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The information in the following table has summarized data related to our revenues from the U.S. government and Chevron.

Revenues and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
Dollars in millions, except percentage amounts	2017		2016		2015
U.S. government	$1,914	46%	$1,090	26%	$378	7%
Chevron	$56	1%	$105	2%	$523	10%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part II of this Annual Report on Form 10-K. Also, see further explanations in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K.

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of sources throughout the world. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement department seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedules. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

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

Employees

As of December 31, 2017, we had approximately 20,000 employees world-wide, of which approximately 8% were subject to collective bargaining agreements. In addition, our joint ventures employ approximately 11,000 employees. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

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

These laws and regulations are frequently changing and it is impossible to predict the effect of such laws and regulations on us in the future. Our global Zero Harm initiative reinforces health, safety, security and environment as key components of the KBR culture and lifestyle.  This initiative incorporates three dynamic components: "Zero Harm", "24/7" and "Courage to Care" which empower individuals to take responsibility for their health and safety, as well as that of their colleagues. However, we cannot guarantee that our efforts will always be successful and from time to time we may experience accidents or unsafe work conditions may arise. Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and may incur substantial costs to maintain the safety and security of our personnel in these locations.

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

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 17 to our consolidated financial statements, and the information discussed therein is incorporated by reference into this Part I, Item 1.

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

We currently hold U.S. government-issued facility security clearances and certain of our employees have qualified for and hold U.S. government-issued personal security clearances which are necessary in order to qualify for and ultimately perform certain of our U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as termination of any existing contracts requiring such clearances.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A significant portion of our revenues and profits are measured and recognized using the percentage-of-completion method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project, the ratio of hours performed to date to our estimate of total expected hours at completion, or the physical progress on the project. The effects of revisions to estimated revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in estimating the progress towards completion or the recoverability of claims of long-term engineering, program management, construction management or construction contracts make it possible for actual revenues and costs to vary materially from our estimates, including reductions or reversals of previously recorded revenues and profits.

We conduct a portion of our operations through joint ventures and partnerships exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through large project-specific joint ventures where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. Also, we typically share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

Operating through joint ventures in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls as we are. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations. Additionally, in order to establish or preserve relationships with our joint venture partners, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and returns on these investments compared to what we may have received if the risks and contributed resources were proportionate to our returns.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. Approximately 10% of the value of our backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

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

For example, we are working in a joint venture with JGC and Chiyoda, on a joint and several basis, for the design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. As further discussed in Notes 7 and 18 to our consolidated financial statements, the project has experienced significant cost increases associated with a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. These issues have resulted in unapproved change orders and claims with the client as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the project estimated profit at completion. Additionally, we anticipate making working capital advances to the joint venture to fund our proportionate share of the ongoing project execution activities which we expect to be approximately $300 million to $400 million over the next 12 months. The joint ventures current estimates for the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and potentially result in refunding the client for amounts previously paid to the joint venture by its client or the inability of the joint venture to recover additional costs from its suppliers and subcontractors. The joint venture may also incur higher costs to complete the project than currently anticipated. Any of these events could result in material changes to the estimated revenue, costs and profits at completion on the project and adversely affect our financial condition, results of operations and cash flows.

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

The 2016 referendum by the British voters to exit the European Union ("Brexit") adversely impacted global markets, including currencies, and resulted in the weakening of the British pound against other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations and contracts, denominated in the British pound sterling, to be translated into fewer U.S. dollars. This mainly impacts the U.K. portion of our GS business segment where both revenues and costs tend to be denominated in British pounds. Volatility in exchange rates may continue as the U.K. negotiates its exit from the European Union. In the longer term, any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our revenues and results of operations.

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

Some of our services are performed in high-risk locations, including but not limited to, Iraq, Afghanistan, certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we have and may continue to incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors in the past that resulted in claims and litigation. In the future, the safety of our personnel in these and other locations may continue to be at risk, exposing us to the potential loss of additional employees and contractors that could lead to future claims and litigation.

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

Crude oil and natural gas prices are extremely volatile and a decline in the price of oil and natural gas could adversely affect our results of operations.

Current global economic conditions, including oil and gas price volatility, have reduced and continue to negatively impact our customers' willingness and ability to fund their projects. These conditions reduce customers' revenues and earnings and make it difficult for our customers to accurately forecast and plan future business trends and activities, thereby causing our clients to slow or curtail spending on our services, or seek contract terms more favorable to them.

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

Demand for our hydrocarbon services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have significantly declined in recent years reducing the revenues and earnings of our customers. As a result, many leading international and national oil companies have reduced capital expenditures. Capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. Demand for LNG facilities for which we provide services could decrease in the event of a sustained reduction in the price and demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices of oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

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

As of December 31, 2017, our backlog was approximately $10.6 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenues and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We provide services to a diverse customer base, including international and national oil and gas companies, independent refiners, petrochemical producers, fertilizer producers and domestic and foreign governments. We depend on a limited number of significant customers. A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 46% of our total consolidated revenues for the year ended December 31, 2017. The loss of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

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

As of December 31, 2017, we had $968 million of goodwill and $239 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheets, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We perform an annual and an interim analysis of our goodwill, as appropriate, to determine if it has become impaired. The analysis requires us to make assumptions in estimates of fair value of our reporting units. If actual results are significantly different from the estimates, we may be required to write down the impaired portion of goodwill. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

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

We may change our dividend policy in the future.

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2018. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities, or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

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

Our debt levels have increased as a result of our 2016 acquisitions.

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

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the United States, United Kingdom, and Germany. At December 31, 2017, our defined benefit pension plans had an aggregate funding deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $391 million, the majority of which is related to our defined benefit pension plan in the U.K. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a portion of the deficit for underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. defined benefit pension plan has an aggregate funding deficit. Our U.K. pension plan has been frozen to new participants for a number of years, but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. Our next triennial valuation period begins in April 2018. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under the U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the plan assets, and (in certain circumstance) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates, changes in actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse effect on our cash flows and financial position.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
We own or lease the following major properties in domestic and foreign locations:

Location	Owned/Leased	Description	Business Segment
North America:

Arlington, Virginia	Leased	Office facilities	Government Services

Birmingham, Alabama	Leased	Office facilities	Engineering & Construction

Colorado Springs, Colorado	Leased	Office facilities	Government Services

Columbia, Maryland	Leased	Office facilities	Government Services

Huntsville, Alabama	Leased	Office facilities	Government Services

Houston, Texas	Leased	Office facilities	All

Monterrey, Nuevo Leon, Mexico	Leased	Office facilities	Engineering & Construction

Newark, Delaware	Leased	Office facilities	Engineering & Construction

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	Office facilities	All

Al Khobar, Saudi Arabia	Leased	Office facilities	Engineering & Construction

Asia-Pacific:

South Brisbane, Australia	Leased	Office facilities	Engineering & Construction

Sydney, Australia	Leased	Office facilities	Engineering & Construction

Perth, Australia	Leased	Office facilities	Technology & Consulting and Engineering & Construction

Chennai, India	Leased	Office facilities	All

We also own or lease numerous small facilities that include sales offices and project offices throughout the world and lease office space in other buildings owned by unrelated parties. Our owned property is pledged to secure certain pension obligations in the U.K. and we believe all properties that we currently occupy are suitable for their intended use.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Notes 16 and 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange and dividends declared. In the fourth quarter of 2017, we declared a dividend of $0.08 per share on October 11, 2017.

	Common Stock Price Range		Dividends Declared Per Share
	High	Low
Fiscal Year 2017
First quarter ended March 31, 2017	$17.79	$13.41	$0.08
Second quarter ended June 30, 2017	$16.14	$13.36	$0.08
Third quarter ended September 30, 2017	$18.25	$14.61	$0.08
Fourth quarter ended December 31, 2017	$21.25	$17.07	$0.08
Fiscal Year 2016
First quarter ended March 31, 2016	$17.10	$11.60	$0.08
Second quarter ended June 30, 2016	$15.92	$12.08	$0.08
Third quarter ended September 30, 2016	$15.89	$12.69	$0.08
Fourth quarter ended December 31, 2016	$17.95	$13.16	$0.08
At January 31, 2018, there were 91 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. The authorization does not obligate the Company to acquire any particular number of common shares and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash and the authorization does not have an expiration date.
Under our Credit Agreement, we are permitted to repurchase our equity shares provided that no such repurchases shall be made from the proceeds borrowed under the Credit Agreement and that the aggregate purchase price and dividends paid after September 25, 2015 does not exceed the Distribution Cap. As of December 31, 2017, the remaining availability under the Distribution Cap was approximately $957 million. The declaration, payment or increase of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2017 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2017	4,899	$17.91	—	$160,236,157
November 1 – 30, 2017	181	$18.30	—	$160,236,157
December 1 – 31, 2017	18,867	$19.24	—	$160,236,157

(1)
The shares reported herein consist solely of shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. A total of 23,947 shares were acquired from employees during the three months ended December 31, 2017 at an average price of $18.96 per share.

Performance Graph

The chart below compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2017, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 31, 2012 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
KBR	$100.00	$107.66	$58.08	$59.06	$59.49	$72.10
Dow Jones Heavy Construction	$100.00	$130.70	$96.84	$85.11	$104.22	$108.92
Russell 1000	$100.00	$130.44	$144.88	$143.30	$157.19	$187.59

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

	Years Ended December 31,
Dollars in millions, except per share amounts	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$4,171	$4,268	$5,096	$6,366	$7,214
Gross profit (loss)	342	112	325	(65)	417
Equity in earnings of unconsolidated affiliates	72	91	149	163	137
Impairment of goodwill, asset impairments and restructuring charges (a)	(6)	(39)	(70)	(660)	—
Operating income (loss) (b)	266	28	310	(794)	308
Net income (loss) (c), (f)	442	(51)	226	(1,198)	171
Net income attributable to noncontrolling interests	(8)	(10)	(23)	(64)	(96)
Net income (loss) attributable to KBR (f)	434	(61)	203	(1,262)	75
Basic net income (loss) attributable to KBR per share	$3.06	$(0.43)	$1.40	$(8.66)	$0.50
Diluted net income (loss) attributable to KBR per share	$3.06	$(0.43)	$1.40	$(8.66)	$0.50
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.24

Balance Sheet Data (as of the end of period):
Total assets (d)	$3,674	$4,144	$3,412	$4,078	$5,422
Long-term nonrecourse project-finance debt	28	34	51	63	78
Long-term revolving credit agreement debt	470	650	—	—	—
Total shareholders’ equity	$1,221	$745	$1,052	$935	$2,439

Other Financial Data (as of the end of period):
Backlog of unfulfilled orders (e)	$10,570	$10,938	$12,333	$10,859	$14,118

(a)
Included in 2017, 2016 and 2015 are asset impairment and restructuring charges of $6 million, $39 million and $70 million, respectively. The 2014 balance includes a goodwill impairment charge of $446 million related to three of our previous reporting units, long-lived assets impairment charge of $171 million and restructuring charges of $43 million.

(b)	Includes gains on disposal of assets of $5 million, $7 million, $61 million, $7 million and $2 million for the years ended 2017, 2016, 2015, 2014, and 2013, respectively.

(c)
Included in 2014 is $421 million of tax expense primarily related to valuation allowance on U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards, other deferred tax assets and foreign tax expense.

(d)	The impact of adopting Accounting Standards Update ("ASU") 2015-17 resulted in a decrease in total assets of $121 million, and $16 million for the years ended 2014 and 2013, respectively.

(e)
Prior to the second quarter of 2015, the amount included in backlog for long-term contracts associated with the U.K. government's PFIs was limited to five years. In the second quarter of 2015, we modified our backlog policy to record the estimated value of all work forecasted to be performed under these arrangements.

(f)
Net income and Net income attributable to KBR in the fourth quarter of 2017 were favorably impacted by a release of a valuation allowance of $223 million on the basis of management's reassessment of the amount of its U.S. deferred tax assets that are more likely than not to be realized and an $18 million favorable impact related to the Tax Act. See Note 15 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis (“MD&A”) should be read in conjunction with Part I of this Annual Report on Form 10-K as well as the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K.

Business Environment

Our business portfolio includes full life-cycle professional services, project delivery and technologies aligned with the following across our Government Services and Hydrocarbons business areas:

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

We expect continued opportunities within our global government services business as we add higher value solutions to complement our existing training, operations, maintenance, sustainment and other mission support and logistics services. The Wyle and HTSI acquisitions in the third quarter of 2016 (as discussed in Note 3 to our consolidated financial statements), moves KBR's GS business into the highly technical and professional services industry for clients in the U.S. such as NASA, DoD and other Federal agencies. The services we provide include space health and human sciences, systems engineering and technical assistance, test and evaluation, and other high value services. As a result of these acquisitions, we experienced a significant increase in total revenues from contracts with the U.S. government in 2017 as compared to 2016.

The outlook for government services has improved, with greater interest for increased defense budgets in light of political instability, military conflicts and terrorism coupled with aging military platforms and the need for technology upgrades. At the same time, the government services industry remains competitive and the government procurement cycle often is affected by delays, protests, and other challenging dynamics.

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

Overview of Financial Results

Our financial results for the year ended December 31, 2017 were significantly improved from the year ended December 31, 2016. This was due in part to a greater mix of our Government Services and Technology and Consulting segments, which delivered strong profitability, plus better execution and a greater proportion of services projects Engineering and Construction segment. We have also made substantial progress in completing a downstream fixed price EPC loss project in our Engineering and Construction segment which is tracking for completion during 2018. Additionally, we have substantially completed the last domestic EPC power project in our Non-strategic business segment. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects. The activities represent the final steps in exiting the Non-strategic business segment. The above projects incurred charges for loss reserves in late 2016 that have proven to be sufficient throughout 2017.

Consistent with our strategy to expand our government services market, the KBRWyle business had noticeable revenue synergy wins in the year. The most impactful win was the Diego Garcia base operations contract which KBR lost several years ago, but combined with the past practices of KBRWyle, we were able to win the contract when it came up for re-bid in 2017.

Our Technology & Consulting segment has grown backlog and earnings in the year. In particular, the downstream markets for Technology & Consulting continued to be robust, with Olefins and Ammonia displaying sustained growth during the year. While our E&C markets continue to be impacted by reduced capital spend, we have remained selective in determining the EPC prospects we pursue. The greater percentage of reimbursable/services mix in our backlog has allowed us to be disciplined in the pursuit of EPC projects in the hydrocarbons markets that are economically attractive to KBR.

Finally, we successfully resolved a long standing dispute with PEMEX. This had a material impact to both our earnings and operating cash flow. The proceeds allowed for the buy-back of shares, reduction of debt and funding the working capital needs of the legacy projects that carried into 2017.

Revenues
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Revenues	$4,171	$4,268	$(97)	(2)%	$5,096	$(828)	(16)%

The decrease in consolidated revenues in 2017 was primarily driven by the completion or substantial completion of several projects within our E&C and Non-strategic Business segments. These decreases were offset by an increase in revenues within our GS segment driven by an increase in revenues of $740 million associated with the Wyle and HTSI acquisitions in 2016 and continued organic growth under existing U.S. government contracts.

The decrease in consolidated revenues in 2016 was primarily driven by lower activity on our two LNG projects in Australia, one of which was substantially completed at the end of 2016, as well as reduced activities on two ammonia projects in the U.S. The reduction in activities on these four projects resulted in combined lower revenues of approximately $759 million. Revenues declined by $367 million related to the deconsolidation of our Industrial Services Americas business that was contributed in the formation of the unconsolidated Brown & Root Industrial Services joint venture in North America and another $178 million as a result the sale of the Building Group and Infrastructure Americas businesses in 2015. Lower activity on fixed-price EPC power projects nearing completion in 2015 within our Non-strategic Business segment also contributed to the decrease. These revenue decreases were partially offset by the expansion of existing U.S government contracts, revenues generated by the newly acquired Wyle and KTS and a favorable settlement with the U.S. government regarding reimbursement of previously expensed legal fees and interest incurred related to the sodium dichromate case within our GS business segment. Revenues increased by $64 million due to closeout activities on an LNG project in Africa within our E&C business segment. Revenue in our T&C business segment was favorably impacted by new acquisitions and higher proprietary equipment sales.

Gross Profit (Loss)
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Gross profit	$342	$112	$230	205%	$325	$(213)	(66)%

The increase in consolidated gross profit in 2017 was primarily due to additional gross profit of $48 million related to the Wyle and HTSI acquisitions in our GS segment that occurred in 2016, the favorable settlement of PEMEX litigation which resulted in a $35 million increase to gross profit in our E&C segment, the non-recurrence of unfavorable changes in estimates on E&C projects and the non-recurrence of loss provisions related to a project in our Non-strategic Business segment. These increases were partially offset by the completion or near completion of projects discussed above and the non-recurrence of a $64 million favorable settlement on closeout of an LNG project in Africa during 2016.

The decrease in consolidated gross profit in 2016 compared to 2015 was primarily due to reduced activity as a result of the completion or substantial completion of several projects, including one of our LNG projects in Australia, and the contribution of our Industrial Services Americas business to an unconsolidated joint venture discussed above. Increased cost estimates to complete several U.S. projects in our E&C business segment led to further declines in gross profit and included a decrease of $114 million resulting from an unforeseen equipment failure and items during plant start-up on an EPC ammonia project and $112 million resulting from cost increases on a downstream EPC project due to significant weather delays and lower than expected construction productivity rates. In our Non-strategic business segment, an increase in subcontractor costs as a result of lower than anticipated productivity on a power project also negatively impacted consolidated gross profit for the period. Consolidated gross profit was positively impacted by increased activity from new awards, expansions on existing U.S. government contracts, settlement of the sodium dichromate legal matter with the U.S. government, results from the acquisitions in 2016 within our GS business segment and the settlement on closeout of an LNG project in Africa within our E&C business segment discussed above.

Equity in Earnings of Unconsolidated Affiliates
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Equity in earnings of unconsolidated affiliates	$72	$91	$(19)	(21)%	$149	$(58)	(39)%

The decrease in equity in earnings of unconsolidated affiliates in 2017 was primarily due to lower progress, resulting from increased reimbursable cost estimates on the Ichthys JV and lower service order activity on our offshore maintenance joint venture in Mexico within our E&C business segment. These decreases were partially offset by increases due to an insurance settlement in a U.K. joint venture and ramp up of the contract within our Affinity joint venture associated with the UKMFTS project within our GS segment.

The decrease in equity in earnings of unconsolidated affiliates in 2016 was primarily due to lower progress and increased reimbursable cost estimates on the Ichthys JV within our E&C business segment that reduced the percentage of completion and delays profit to future periods (See "Changes in Project-related Estimates" within the Results of Operations section for further discussion). Also, within our E&C business segment, we benefited from a $15 million favorable adjustment in 2015 to correct transactions between unconsolidated affiliates associated with our offshore maintenance joint venture in Mexico that did not recur in 2016.

General and Administrative Expenses
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
General and administrative expenses	$(147)	$(143)	$4	3%	$(155)	$(12)	(8)%

The increase in general and administrative expenses in 2017 was primarily due to an increase in costs of $9 million related to owning Wyle and HTSI for a full year in 2017 as opposed to only a portion of 2016 and increases in various other corporate expenses, partially offset by $10 million of acquisition related costs for Wyle and HTSI that did not recur in 2017, and acquisition costs that were incurred in T&C during 2016 that did not recur in 2017. General and administrative expenses in 2017 included $94 million related to corporate activities and $53 million related to the business segments.

The decrease in general and administrative expenses in 2016 compared to 2015 was primarily due to reduced overhead costs resulting from continued headcount reductions and other cost savings initiatives implemented throughout 2015 and 2016, partially offset by a $7 million increase due to the acquisition of Wyle and HTSI in 2016. General and administrative expenses in 2016 included $88 million related to corporate activities and $55 million related to the business segments.

Impairment and Restructuring Charges
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Asset impairment and restructuring charges	$(6)	$(39)	$(33)	(85)%	$(70)	$(31)	(44)%

Asset impairment and restructuring charges in 2017 primarily reflects a lease termination fee incurred for an office lease in Houston, Texas within our E&C business segment.

Asset impairment and restructuring charges in 2016 included $21 million in charges associated with impairments of leasehold improvements and lease terminations within our E&C and Other business segments. Additionally, we recognized $18 million of additional severance costs associated with workforce reduction efforts during the year primarily within our E&C business segment.

Asset impairment and restructuring charges in 2015 reflects $22 million of charges within our E&C and Other business segments to write off the remaining portion of one of our ERP assets which we abandoned during the year. We also recognized $21 million in charges for impairments of leasehold improvements and lease termination costs associated with lease terminations during 2015 within our E&C and Other business segments. Within our E&C and T&C business segments, we recognized severance costs of $27 million as the result of workforce reduction efforts primarily related to our announcement at the end of 2014.

See Notes 11 to our consolidated financial statements for further discussion on asset impairment and restructuring charges.

Gain on Disposition of Assets
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Gain on disposition of assets	$5	$7	$(2)	(29)%	$61	$(54)	(89)%

The gain on disposition of assets in 2017 primarily reflects the settlement related to a terminated lease in Canada within our E&C Business segment.

The gain on disposition of assets in 2016 primarily reflects working capital adjustments in the first quarter of 2016 associated with the sale of our Infrastructure Americas business within our Non-strategic Business segment.

The gain on disposition of assets in 2015 primarily reflects the gain recognized on the sale of our U.K. office location within our E&C business segment and our Infrastructure Americas business within our Non-strategic Business segment. This also includes the gain recognized in our E&C business segment for the deconsolidation and transfer of our Industrial Services Americas business to the Brown & Root Industrial Services joint venture in North America and the sale of our Building Group subsidiary within our Non-strategic Business segment in the second quarter. See Notes 3 and 12 to our consolidated financial statements for additional information.

Interest Expense
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Interest expense	$(21)	$(13)	$8	62%	$(11)	$2	18%

The increase in interest expense in 2017 compared to 2016 was primarily due to additional interest expense of $9 million related to the increased weighted-average outstanding borrowings under our Credit Agreement in 2017 attributed to the acquisitions made in 2016. This increase was partially offset by declines in commitment fees.

The increase in interest expense in 2016 compared to 2015 was primarily due to additional interest expense of $5 million related to the increased outstanding borrowings under our Credit Agreement attributed to the acquisitions made in 2016. This increase was partially offset by declines in commitment fees.

Other Non-operating Income
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Other non-operating income	$4	$18	$(14)	(78)%	$13	$5	38%

Other non-operating income includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in non-operating income in 2017 compared to 2016 was primarily due to $10 million of foreign exchange losses in 2017 compared to $14 million of foreign exchange gains in 2016. This decrease was partially offset by a $14 million gain related to a settlement in 2017 with our former parent which reduced our amount owed to them.

The increase in non-operating income in 2016 compared to 2015 was primarily due to the strengthening of the U.S. dollar against the majority of our foreign currencies.

Provision for Income Taxes
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Income before provision for income taxes	$249	$33	$216	655%	$312	$(279)	(89)%
Benefit (provision) for income taxes	$193	$(84)	$(277)	(330)%	$(86)	$(2)	(2)%

Benefit for income taxes in 2017 reflects a valuation allowance release of $223 million on our U.S. deferred tax assets as a result of our reassessment of the valuation allowance required upon achieving cumulative pretax income during the quarter ending December 31, 2017. Additionally, in 2017 we recognized a net discrete tax benefit of $18 million for the corporate rate reduction on our U.S. indefinite-lived intangible deferred tax liability due to the enactment of comprehensive tax legislation in the U.S. commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Provision for income taxes in 2017 and 2016 consists of $31 million and $87 million, respectively, on our foreign earnings. The provision for income taxes in 2016 was impacted by $343 million of project losses in the U.S. for which we recognized no tax benefit, which did not reoccur in 2017.

Provision for income taxes in 2016 and 2015 consisted primarily of $87 million and $77 million, respectively, on our foreign earnings. The provision for income taxes in 2016 and 2015 were impacted by project losses in the U.S. for which we recognized no tax benefit.

A reconciliation of our effective tax rates for 2017, 2016 and 2015 to the U.S. statutory federal rate and further information on the effects of the Tax Act is presented in Note 15 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Net income attributable to noncontrolling interests	$(8)	$(10)	$(2)	(20)%	$(23)	$(13)	(57)%

The decreases in net income attributable to noncontrolling interests in 2017 compared to 2016 and 2016 compared to 2015 were due to reduced joint venture earnings resulting from lower activity on our major LNG project in Australia in our E&C business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
			2017 vs. 2016			2016 vs. 2015
Dollars in millions	2017	2016	$	%	2015	$	%
Revenues
Government Services	$2,193	$1,359	$834	61%	$663	$696	105%
Technology & Consulting	326	347	(21)	(6)%	324	23	7%
Engineering & Construction	1,614	2,352	(738)	(31)%	3,454	(1,102)	(32)%
Subtotal	$4,133	$4,058	$75	2%	$4,441	$(383)	(9)%
Non-strategic Business	38	210	(172)	(82)%	655	(445)	(68)%
Total	$4,171	$4,268	$(97)	(2)%	$5,096	$(828)	(16)%

Gross profit (loss)
Government Services	$155	$137	$18	13%	$(3)	$140	n/m
Technology & Consulting	79	73	6	8%	77	(4)	(5)%
Engineering & Construction	108	7	101	n/m	224	(217)	(97)%
Subtotal	$342	$217	$125	58%	$298	$(81)	(27)%
Non-strategic Business	—	(105)	105	100%	27	(132)	(489)%
Total	$342	$112	$230	205%	$325	$(213)	(66)%

Equity in earnings of unconsolidated affiliates
Government Services	$43	$39	$4	10%	$45	$(6)	(13)%
Technology & Consulting	—	—	—	—%	—	—	—%
Engineering & Construction	29	52	(23)	(44)%	104	(52)	(50)%
Subtotal	$72	$91	$(19)	(21)%	$149	$(58)	(39)%
Non-strategic Business	—	—	—	—%	—	—	—%
Total	$72	$91	$(19)	(21)%	$149	$(58)	(39)%

Total general and administrative expense	$(147)	$(143)	$4	3%	$(155)	$(12)	(8)%

Asset impairment and restructuring charges	$(6)	$(39)	$(33)	(85)%	$(70)	$(31)	(44)%

Gain on disposition of assets	$5	$7	$(2)	(29)%	$61	$(54)	(89)%

Total operating income (loss)	$266	$28	$238	850%	$310	$(282)	(91)%

n/m - not meaningful

Government Services

GS revenues increased by $834 million, or 61%, to $2.2 billion in 2017 compared to $1.4 billion in 2016. This increase was driven primarily by Wyle and HTSI being included for the full-year in 2017 as opposed to a portion of 2016, resulting in increased revenues of $740 million, an increase of $118 million of revenue associated with continued organic growth under existing U.S. government contracts, and the non-recurring revenues from Iraqi tax reimbursement that was recognized in 2016. These increases were offset by reduced revenues due to the favorable settlement with the U.S. government regarding reimbursement of $33 million in previously expensed legal fees, interest related to the sodium dichromate case and the approval of a change order on a road construction project in the Middle East in 2016 that did not recur in 2017.

GS gross profit increased by $18 million, or 13%, to a profit of $155 million in 2017 compared to $137 million in 2016. This increase was primarily due to an increase of $48 million in gross profits from the Wyle and HTSI acquisitions and continued organic growth under existing U.S. government contracts, but was offset by the favorable settlement with the U.S. government and the approval of the change order in the prior year as discussed above.

GS equity in earnings in unconsolidated affiliates increased by $4 million, or 10%, to $43 million in 2017 compared to $39 million in 2016. This increase was primarily due to an insurance settlement in a U.K. joint venture, ramp up of the contract within our Affinity joint venture associated with the UKMFTS project and a favorable prior period adjustment on the UKMFTS joint venture (see Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion), offset by a loss on our Aspire Defence joint venture due to an impairment of a shareholder loan receivable from our joint venture partner, Carillion plc, as a result of their insolvency (see Note 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion regarding Carillion's insolvency).

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

Technology & Consulting

T&C revenues decreased by $21 million, or 6%, to $326 million in 2017 compared to $347 million in 2016, primarily due to a $69 million decrease in proprietary equipment sales due to timing of project activity, partially offset by an increase in catalyst revenues of $22 million and an increase in consulting revenues of $18 million.

T&C gross profit increased by $6 million, or 8%, to $79 million in 2017 compared to $73 million in 2016, primarily driven by license fees on new awards, improved chargeability and reduced overhead in consulting, partially offset by the reduction in proprietary equipment sales.

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

Engineering & Construction

E&C revenues decreased by $738 million, or 31%, to $1.6 billion in 2017 compared to $2.4 billion in 2016. This decrease was primarily due to a decrease in revenues of $798 million from reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe, lower activity and progress on an LNG project in Australia, as well as a favorable change in estimate as a result of reaching a settlement on close out of an LNG project in Africa in 2016 that did not recur in 2017. These decreases were partially offset by continued growth on a construction project in Canada and the $35 million in revenues related to the favorable PEMEX settlement.

E&C gross profit increased by $101 million to $108 million in 2017 compared to $7 million in 2016. This increase was primarily due to the favorable settlement with PEMEX for $35 million as well as the non-recurrence of unfavorable changes in estimates of $114 million and $112 million on an EPC ammonia project and a downstream EPC project in the U.S. that occurred in 2016. The increase in gross profit was partially offset by the completion or near completion of projects discussed above and the non-recurrence of the $64 million settlement on closeout of an LNG project in Africa during 2016.

E&C equity in earnings in unconsolidated affiliates decreased by $23 million, or 44%, to $29 million in 2017 compared to $52 million in 2016. The decrease was primarily due to increased reimbursable cost estimates on the Ichthys LNG project, resulting in lower progress, and lower service order activity on our offshore maintenance joint venture in Mexico. These decreases were partially offset by increased earnings on our industrial services joint ventures in the Americas and an oil and gas venture in Europe moving from the engineering phase to full-scale production phase in 2017. See Notes 7, 12, and 18 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Ichthys JV.

E&C revenues decreased by $1.1 billion, or 32%, to $2.4 billion in 2016 compared to $3.5 billion in 2015. This decrease was primarily due to the elimination of $367 million of revenues resulting from the deconsolidation of our Industrial Services Americas business in the third quarter of 2015, as well as reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe including the Ichthys project as well as another LNG project in Australia and an EPC ammonia project. These decreases were partially offset by new chemical and various other projects in the U.S. and a new oil and gas project in Europe.

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

Non-strategic Business

Non-strategic Business revenues decreased by $172 million, or 82%, to $38 million in 2017 compared to $210 million in 2016. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business gross profit increased by $105 million to a gross profit of $0 million in 2017 compared to a gross loss of $105 million in 2016. This increase was primarily due to completion of the projects discussed above as well as the recording of loss provisions associated with poor subcontractor productivity, resulting in schedule delays and changes in the project execution strategy on a power project in 2016 that did not recur in 2017.

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

During 2017, we have recorded contract price adjustments and subcontractor claim recoveries in the estimates of revenues and costs at completion on the Ichthys LNG project which we believe we are legally entitled to but our client or our subcontractors have disputed. See Notes 7 and 18 for additional information related to the unapproved change orders and claims related to the Ichthys project. Information discussed therein is incorporated by reference into this Part II, Item 7.

Acquisitions, Dispositions and Other Transactions

Information relating to various acquisitions, dispositions and other transactions is described in Notes 3, 10 and 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

Refer to "Item 1A. Risk Factors" contained in Part 1 of this Annual Report on Form 10-K for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $7.2 billion at December 31, 2017 and $7.4 billion at December 31, 2016. We consolidate joint ventures which are majority-owned and controlled or are variable interest entities ("VIEs") in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $125 million at December 31, 2017 and $151 million at December 31, 2016.

The following table summarizes our backlog by business segment for the years ended December 31, 2017 and December 31, 2016, respectively:

Dollars in millions	December 31, 2017	December 31, 2016
Government Services	$8,355	$7,821
Technology & Consulting	419	313
Engineering & Construction	1,790	2,769
Subtotal	10,564	10,903
Non-strategic Business	6	35
Total backlog	$10,570	$10,938

Backlog in our Government Services business segment at December 31, 2017 was $8,355 million, up $534 million when compared to the corresponding period last year. The increase in backlog was primarily the result of new awards from the U.S. federal government and effects of movements in the British pound, offset by workoff.

Backlog in our Technology & Consulting business segment at December 31, 2017 was $419 million, up $106 million when compared to the corresponding period last year. The increase in backlog was primarily the result of new awards, offset by backlog workoff.

Backlog in our Engineering & Construction business segment at December 31, 2017 was $1,790 million, down $979 million when compared to the corresponding period last year. The decrease in backlog was primarily the result of backlog workoff, partially offset by new awards.

We estimate that as of December 31, 2017, 34% of our backlog will be executed within one year. Of this amount, 60% will be recognized in revenues on our consolidated statement of operations and 40% will be recorded by our unconsolidated joint ventures. As of December 31, 2017, $92 million of our backlog relates to active contracts that are in a loss position.

As of December 31, 2017, 10% of our backlog was attributable to fixed-price contracts, 60% was attributable to PFIs and 30% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 31, 2017, $7.6 billion of our GS backlog was currently funded by our customers.

Liquidity and Capital Resources

Engineering and construction projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $1 billion Credit Agreement or arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our existing Credit Agreement and bilateral lines, as well as adequate surety bond capacity under our existing lines, to support our operations, current backlog and potential new contracts for the next 12 months.
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
In February 2018, we received a financing commitment letter (“the Commitment Letter”) from a lender in which the lender has committed to provide us with senior, secured credit facilities in the amount of up to $2.2 billion, pursuant to the terms of the Commitment Letter. We expect to use the proceeds from this credit facility to provide capital for acquisition activity, funding of our projected share of the Ichthys LNG project completion activities, refinancing of borrowing under our existing revolving credit agreement and for general corporate purposes. The financing commitments are subject to certain conditions set forth in the Commitment Letter. We anticipate funding the credit facilities in the first half of 2018.

Cash and equivalents totaled $439 million at December 31, 2017 and $536 million December 31, 2016 and consisted of the following:

	December 31,
Dollars in millions	2017	2016
Domestic cash	$184	$249
International cash	194	231
Joint venture cash	61	56
Total	$439	$536

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Due to the enactment of the Tax Act, companies are required to pay a one-time Deemed Repatriation Transition Tax ("Transition Tax") on certain unrepatriated earnings of foreign subsidiaries and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. As a result, substantially all of our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries were subject to U.S. tax. This transition tax is fully offset by foreign tax credits generated by the deemed repatriation as well as foreign tax credit carryforwards available for use. Repatriations of these undistributed foreign earnings will now generally be free of U.S. tax but may incur withholding and/or state taxes. As of December 31, 2017, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries. See Note 15 to our consolidated financial statements for further discussion regarding undistributed foreign earnings.

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

As of December 31, 2017, substantially all of our excess cash was held in commercial bank time deposits, money market funds or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Years ended December 31,
Dollars in millions	2017	2016	2015
Cash flows provided by operating activities	$193	$61	$47
Cash flows (used in) provided by investing activities	(12)	(981)	101
Cash flows (used in) provided by financing activities	(290)	584	(192)
Effect of exchange rate changes on cash	12	(11)	(43)
Decrease in cash and equivalents	$(97)	$(347)	$(87)

Operating Activities. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of engineering and construction projects. Working capital requirements also vary by project depending on the type of client and location throughout the world. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash inflows during the initial phases of execution which then decline to equal project earnings at the end of the construction phase. As a result, our cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects.

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

Cash provided by operations totaled $193 million in 2017, primarily resulting from favorable net changes of $141 million in working capital balances for projects as discussed below:

•
The decrease in accounts receivable in 2017 was primarily due to collections from customers on several large EPC projects within our E&C business segment. These decreases were partially offset by increases in accounts receivable on various projects in our T&C business segment due to new awards and revenue increases at the end of the year.

•
Our CIE was impacted by the timing of billings to our customers and is generally related to our cost reimbursable projects where we bill as we incur project costs. In 2017, CIE decreased in our E&C business segment and was partially offset by an increase in our GS and T&C business segments.

•	Claims receivable decreased in 2017 due to the billing and collection of the outstanding claims receivable associated with the PEMEX litigation settlement.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The decrease in accounts payable in 2017 was primarily due to the completion of projects in our Non-strategic and E&C business segments as well as the timing of goods and services received and payments within the normal course of business.

•
BIE is primarily associated with our fixed price projects, which we generally structure to be cash positive, and is impacted by the timing of achievement of billing of milestones and payments received from our customers in advance of incurring project costs. The decrease in BIE is due primarily to progress associated with two EPC ammonia projects in the U.S. in our E&C business segment and the completion of projects in our Non-strategic business segment, partially offset by increases from various projects in our GS business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $62 million and contributed $37 million to our pension funds in 2017.
Cash provided by operations totaled $61 million in 2016, primarily resulting from favorable net changes of $156 million in working capital balances for projects which were partially offset by a decrease in cash resulting from a net loss in 2016 as well as cash used in the items specified below:

•
The decrease in accounts receivable in 2016 was primarily due to collections from customers on three large EPC projects within our E&C business segment as well as collections of retainage and trade receivables associated with the substantial completion of a power project within our Non-strategic business segment. We also increased collections from customers on various projects in our T&C business segment. These decreases in accounts receivable were partially offset by increased billings on various Wyle and KTS projects and the expansion of existing U.S. government and other contracts within our GS business segment in 2016.

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

•
The increase in BIE was due primarily to increases associated with two EPC ammonia projects in the U.S. in our E&C business segment partially offset by decreases from various projects in our T&C business segment and a power project in our Non-strategic business unit.

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

Investing activities. Cash used in investing activities totaled $12 million in 2017 and was primarily due to the purchases of property, plant and equipment as well as the acquisition of Sigma Bravo within our GS business segment.

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

Cash provided by investing activities totaled $101 million in 2015 which was primarily due to proceeds from the sale of assets and investments within our Non-strategic Business segment.

Financing activities. Cash used in financing activities totaled $290 million in 2017 primarily due to the reduction of borrowings of $180 million, payments to reacquire common stock of $53 million and dividend payments to shareholders of $45 million.

Cash provided by financing activities totaled $584 million in 2016 primarily due to $700 million in cash proceeds from borrowings under our Credit Agreement. These sources of cash were partially offset by payments on borrowings of $50 million and dividend payments to shareholders of $46 million.

Cash used in financing activities totaled $192 million in 2015 and included $40 million for our purchase of a noncontrolling interest in a joint venture, $62 million for the purchase of treasury stock, $47 million for dividend payments to shareholders and $28 million for distributions to noncontrolling interests.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, cash borrowings under our existing Credit Agreement and other permanent financing activities, as well as potential litigation proceeds. Our future sources of cash will also include cash borrowings under new credit facilities which we expect to close in the first half of 2018.

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

Other factors potentially affecting liquidity

We expect unfavorable working capital impacts in 2018 related to the following items.

Ichthys LNG Project. As discussed in Note 18 to our consolidated financial statements, the JKC JV (JKC) has included in its project estimates-at-completion significant revenues associated with unapproved change orders and customer claims plus estimated recoveries of claims against suppliers and subcontractors. If JKC does not resolve these matters for the amounts recorded, we would be responsible for funding our pro-rata portion of costs ultimately necessary to complete the project. Also, to the extent the client does not continue to provide adequate funding for project activities prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of JKC.

In addition, JKC has estimated it will incur substantial costs to complete the power plant under the fixed price portion of the Ichthys LNG contract. While JKC believes these costs are recoverable from the Consortium who abandoned the project as the original subcontractor, we expect it will take a legal process to complete such recovery. This legal process may take several years. As a result, we expect to fund JKC for our portion of the working capital requirements to complete the power plant as these legal proceedings are underway. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. To the extent our joint venture partners are unable to complete their obligations, we may be required to fund incremental amounts above our 30% ownership interest.

As a result of all of these matters, we are projecting our funding requirement to JKC to be in the range of $300-400 million over the next 12 months. In February 2018, we made working capital advances to JKC of approximately $47 million to fund our proportionate share of the ongoing project execution activities.

Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

U.K. pension obligation. We have recognized on our balance sheet a funding deficit of $391 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the year ended December 31, 2017 were $37 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis with the next valuation period beginning in April 2018. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement

Information relating to our Credit Agreement is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. Information relating to our nonrecourse project debt is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Commitments and other contractual obligations

The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2017:

	Payments Due
Dollars in millions	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases (a)	$86	$70	$57	$48	$41	$263	$565
Purchase obligations (b)	14	11	3	2	6	7	43
Pension funding obligation (c)	40	38	38	38	38	226	418
Revolving credit agreement	—	—	470	—	—	—	470
Interest (d)	15	15	11		—	—	41
Nonrecourse project finance debt	10	10	11	5	1	1	38
Total (e)	$165	$144	$590	$93	$86	$497	$1,575

(a)	Amounts presented are net of subleases.

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

(c)
Included in our pension funding obligations are payments related to our agreement with the trustees of our international plan. The agreement calls for minimum contributions of £28 million in 2018 through 2028. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2017. KBR, Inc. has provided a guarantee for up to £95 million in support of Kellogg Brown & Root (U.K.) Limited's obligation to make payments to the plan in respect of its liability under the U.K. Pensions Act 1995.

(d)
Determined based on borrowings outstanding at the end of 2017 using the interest rate in effect at that time and, for our outstanding long-term debt, concluding with the expiration date of the Credit Agreement.

(e)
Not included in the total are uncertain tax positions recorded pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 - Income Taxes, which totaled $184 million as of December 31, 2017. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance and have been excluded from the table above. See Note 15 to our consolidated financial statements for further discussion on income taxes.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 24 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 16 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 16 and 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, cost and usage of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes, achievement of contractual performance requirements and other factors require judgment in the estimation process. On certain projects, we provide guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentives or liquidated damages. Additionally, increases in contract cost can result in non-recoverable cost which could exceed revenue realized from the projects. We generally provide limited warranties for work performed under engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of our work on the project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

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

Our estimate of total revenues includes estimates of probable liquidated damages and certain probable claims and unapproved change orders. When estimating the amount of total gross profit or loss on a contract, we include certain probable unapproved change orders or claims to our clients as adjustments to revenues and claims to vendors, subcontractors and others as adjustments to total estimated costs. Probable claims against our clients are recorded up to the extent of the lesser of the amounts management expects to recover or actual costs incurred and include no profit until such time as they are finalized and approved. As of December 31, 2017 and 2016, we had recorded $924 million and $294 million, respectively, of claim revenue and subcontractor recoveries for costs incurred to date and such costs are included in the contract cost estimates. We included these amounts in revenue based on a combination of legal opinions from outside counsel supporting our determination that the amounts are recordable, current negotiations with our clients and reports from third party claims specialists supporting the merits of the claims. See Note 7 to our consolidated financial statements for our discussion on unapproved change orders and claims.

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

Goodwill Impairment Testing. Our October 1, 2017 annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. A reporting unit is defined as an operating segment or one level below the operating segment. The fair values of reporting units were determined using a combination of two methods, one utilizing market revenue and earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach).

Under the market approach, we estimate fair value by applying earnings and revenue market multiples ranging from 9.02 to 13.73 times earnings and 0.49 to 2.55 times revenue. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Future revenues are also adjusted to match changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 9.8% to 11.4%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

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

The fair value for a reporting unit in our E&C business segment and a reporting unit in our GS business segment with goodwill of $32 million and $631million, exceeded their carrying values by 48% and 33%, respectively, based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. If future variances for these assumptions are negative and significant, the fair value of these reporting units may not substantially exceed their carrying values in future periods.

Deferred Taxes and Tax Contingencies. As discussed in Note 15 to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. As of December 31, 2017, we had deferred tax assets of $552 million which were partially offset by a valuation allowance of $217 million and further reduced by deferred tax liabilities of $53 million. The valuation allowance reduces certain deferred tax assets to amounts that are more-likely-than-not to be realized. The allowance for 2017 primarily relates to deferred tax assets on foreign tax credit carryforwards and certain net operating loss carryforwards for U.S. and non-U.S. subsidiaries. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

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

Legal and Investigation Matters. As discussed in Notes 16 and 17 to our consolidated financial statements, as of December 31, 2017 and 2016, we have accrued an estimate of the probable and estimable costs for the resolution of some of our legal and investigation matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and external legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We attempt to resolve these matters through settlements, mediation and arbitration proceedings, when possible. If the actual settlement costs, final judgments or fines, differ from our estimates after appeals, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified.

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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 3.33% at December 31, 2017 from 3.73% at December 31, 2016. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 96% of all plans, decreased to 2.50% at December 31, 2017 from 2.60% at December 31, 2016. Our expected long-term rates of return on plan assets utilized at the measurement date increased to 6.01% from 5.00% for our U.S. pension plans and decreased to 5.40% from 6.10% for our U.K. pension plans, for the years ended December 31, 2017 and 2016, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2018		Pension Benefit Obligation at December 31, 2017
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	—	1	2	97
25-basis-point increase in discount rate	—	(1)	(2)	(92)
25-basis-point decrease in expected long-term rate of return	1	4	N/A	N/A
25-basis-point increase in expected long-term rate of return	—	(4)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 25 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive loss at December 31, 2017 was $887 million, of which $28 million is expected to be recognized as a component of our expected 2018 pension expense compared to $31 million in 2017.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations, or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension benefit expense and expected pension returns of plan assets are discussed in Note 13 in the accompanying financial statements.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information see Note 23 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Where possible, we limit exposure to foreign currency fluctuations on forecasted transactions through provisions in our contracts that require client payments in currencies corresponding to the currency in which costs are incurred. In addition to this natural hedge, we use foreign exchange forward contracts and options to hedge forecasted foreign currency sales and purchase transactions. These derivatives are generally designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the income or expense line item to which the hedged transaction relates. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within our consolidated statements of operations. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies. We recorded a net (loss)/gain of $(11) million, $20 million, and $10 million related to the impact of our hedging activities associated with our operating exposures in "Other non-operating income" on our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

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

We are exposed to market risk for changes in interest rates for borrowings under our Credit Agreement, of which there were $470 million as of December 31, 2017.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the year ended December 31, 2017 was 2.77%.  We had no derivative financial instruments to manage interest rate risk related to outstanding borrowings.   If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months, based on outstanding borrowings as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2005.
/s/ KPMG LLP

Houston, Texas
February 23, 2018

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2017	2016	2015

Revenues	$4,171	$4,268	$5,096
Cost of revenues	(3,829)	(4,156)	(4,771)
Gross profit	342	112	325
Equity in earnings of unconsolidated affiliates	72	91	149
General and administrative expenses	(147)	(143)	(155)
Asset impairment and restructuring charges	(6)	(39)	(70)
Gain on disposition of assets	5	7	61
Operating income	266	28	310
Interest expense	(21)	(13)	(11)
Other non-operating income	4	18	13
Income before income taxes and noncontrolling interests	249	33	312
Benefit (provision) for income taxes	193	(84)	(86)
Net income (loss)	442	(51)	226
Net income attributable to noncontrolling interests	(8)	(10)	(23)
Net income (loss) attributable to KBR	$434	$(61)	$203
Net income (loss) attributable to KBR per share:
Basic	$3.06	$(0.43)	$1.40
Diluted	$3.06	$(0.43)	$1.40
Basic weighted average common shares outstanding	141	142	144
Diluted weighted average common shares outstanding	141	142	144
Cash dividends declared per share	$0.32	$0.32	$0.32
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2017	2016	2015

Net income (loss)	$442	$(51)	$226
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	3	7	(68)
Reclassification adjustment included in net income	—	—	4
Foreign currency translation adjustments, net of tax of $6, $(3) and $(3)	3	7	(64)
Pension and post-retirement benefits, net of tax:
Actuarial gains (losses), net of tax	100	(249)	71
Reclassification adjustment included in net income	25	24	39
Pension and post-retirement benefits, net of taxes of $(27), $45, and $(22)	125	(225)	110
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	1	—	—
Reclassification adjustment included in net income	(1)	(1)	1
Changes in fair value of derivatives, net of taxes of $0, $0 and $0	—	(1)	1
Other comprehensive income (loss), net of tax	128	(219)	47
Comprehensive income (loss)	570	(270)	273
Less: Comprehensive income attributable to noncontrolling interests	(7)	(10)	(25)
Comprehensive income (loss) attributable to KBR	$563	$(280)	$248
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2017	2016

Assets
Current assets:
Cash and equivalents	$439	$536
Accounts receivable, net of allowance for doubtful accounts of $12 and $14	510	592
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE")	383	416
Claims receivable	—	400
Other current assets	93	103
Total current assets	1,425	2,047
Claims and accounts receivable	101	131
Property, plant, and equipment, net of accumulated depreciation of $329 and $324 (including net PPE of $34 and $36 owned by a variable interest entity)	130	145
Goodwill	968	959
Intangible assets, net of accumulated amortization of $122 and $100	239	248
Equity in and advances to unconsolidated affiliates	387	369
Deferred income taxes	300	118
Other assets	124	127
Total assets	$3,674	$4,144
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$350	$535
Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE")	368	552
Accrued salaries, wages and benefits	186	171
Nonrecourse project debt	10	9
Other current liabilities	157	292
Total current liabilities	1,071	1,559
Pension obligations	391	526
Employee compensation and benefits	118	113
Income tax payable	85	78
Deferred income taxes	18	149
Nonrecourse project debt	28	34
Revolving credit agreement	470	650
Deferred income from unconsolidated affiliates	101	90
Other liabilities	171	200
Total liabilities	2,453	3,399
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 176,638,882 and 175,913,310 shares issued, and 140,166,589 and 142,803,782 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,091	2,088
Accumulated other comprehensive loss ("AOCL")	(921)	(1,050)
Retained earnings	877	488
Treasury stock, 36,472,293 shares and 33,109,528 shares, at cost	(818)	(769)
Total KBR shareholders’ equity	1,229	757
Noncontrolling interests	(8)	(12)
Total shareholders’ equity	1,221	745
Total liabilities and shareholders’ equity	$3,674	$4,144
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2017	2016	2015

Balance at January 1,	$745	$1,052	$935
Acquisition of noncontrolling interest	(8)	—	(40)
Share-based compensation	12	18	18
Common stock issued upon exercise of stock options	—	—	1
Tax benefit decrease related to share-based plans	—	1	—
Dividends declared to shareholders	(45)	(46)	(47)
Repurchases of common stock	(53)	(4)	(62)
Issuance of employee stock purchase plan ("ESPP") shares	3	3	5
Investments by noncontrolling interests	1	—	—
Distributions to noncontrolling interests	(4)	(9)	(28)
Other noncontrolling interests activity	—	—	(3)
Comprehensive income (loss)	570	(270)	273
Balance at December 31,	$1,221	$745	$1,052
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$442	$(51)	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	45	39
Equity in earnings of unconsolidated affiliates	(72)	(91)	(149)
Deferred income tax (benefit) expense	(322)	18	14
Gain on disposition of assets	(5)	(7)	(61)
Asset impairment	—	16	31
Other	29	3	21
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for doubtful accounts	92	121	41
Costs and estimated earnings in excess of billings on uncompleted contracts	40	8	224
Claims receivable	400	—	—
Accounts payable	(193)	(6)	(274)
Billings in excess of costs and estimated earnings on uncompleted contracts	(198)	33	(2)
Accrued salaries, wages and benefits	14	(50)	(8)
Reserve for loss on uncompleted contracts	(48)	(5)	(94)
Payments from (advances to) unconsolidated affiliates, net	11	(1)	10
Distributions of earnings from unconsolidated affiliates	62	56	92
Income taxes payable	—	(52)	26
Pension funding	(37)	(41)	(48)
Retainage payable	(16)	(2)	(2)
Subcontractor advances	—	8	(12)
Net settlement of derivative contracts	3	(9)	(44)
Other assets and liabilities	(57)	68	17
Total cash flows provided by operating activities	193	61	47
Cash flows from investing activities:
Purchases of property, plant and equipment	(8)	(11)	(10)
Payments for investments in equity method joint ventures	—	(61)	(19)
Proceeds from sale of assets or investments	2	2	130
Acquisitions of businesses, net of cash acquired	(4)	(911)	—
Other	(2)	—	—
Total cash flows (used in) provided by investing activities	$(12)	$(981)	$101

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2017	2016	2015

Cash flows from financing activities:
Payments to reacquire common stock	(53)	(4)	(62)
Acquisition of noncontrolling interest	—	—	(40)
Investments from noncontrolling interests	1	—	—
Distributions to noncontrolling interests	(4)	(9)	(28)
Payments of dividends to shareholders	(45)	(46)	(47)
Net proceeds from issuance of common stock	—	—	1
Excess tax benefits from share-based compensation	—	1	—
Borrowings on revolving credit agreement	—	700	—
Payments on revolving credit agreement	(180)	(50)	—
Payments on short-term and long-term borrowings	(9)	(9)	(11)
Other	—	1	(5)
Total cash flows (used in) provided by financing activities	(290)	584	(192)
Effect of exchange rate changes on cash	12	(11)	(43)
Decrease in cash and equivalents	(97)	(347)	(87)
Cash and equivalents at beginning of period	536	883	970
Cash and equivalents at end of period	$439	$536	$883
Supplemental disclosure of cash flows information:
Cash paid for interest	$21	$12	$10
Cash paid for income taxes (net of refunds)	$144	$49	$66
Noncash financing activities
Dividends declared	$11	$12	$12
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

Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 12 to our consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statements of operations, consolidated balance sheets and the consolidated statements of cash flows.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures. See Note 3 to our consolidated financial statements for subsequent events related to our acquisition of Stinger Ghaffarian Technologies, Inc. and Note 7 for the events related to our Aspire Defence project.

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

Revenue Recognition

Government Contracts

Certain services provided to the United States ("U.S.") government are performed on cost-reimbursable contracts. Generally, these contracts may contain base fees (a fixed profit percentage applied to our estimates of costs to complete the work) and award fees (a variable profit percentage applied to definitized costs, which is subject to our customer's discretion and tied to specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance and business management).

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

Engineering and Construction Contracts

Contracts. Revenues from contracts to provide construction, engineering, design or similar services are recognized using the percentage-of-completion method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605 - Revenue Recognition. Depending on the type of job, progress is generally measured based upon costs incurred to date to total estimated costs at completion, man-hours expended to date to total man-hours estimated at completion or physical progress. Changes in total estimated contract costs and losses, if any, are provided for in the period they are determined. Claims and change orders that are in the process of negotiation with customers for additional work or changes in the scope of work are included in contract value when the value can be reliably estimated and the amount is probable of collection.

Our work is performed under three general types of contracts: fixed-price contracts, cost-reimbursable plus a fee or mark-up contracts and "hybrid" contracts containing cost-reimbursable and fixed-price scopes. All contract types may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified time frame; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages. We include an estimate of liquidated damages in our estimates as a reduction of total contract value when it is probable that they will be assessed. Profit is recorded based upon the product of estimated contract profit-at-completion times the current percentage-complete for the contract.

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

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials. Profit on cost-reimbursable contracts may be a fixed amount, a mark-up applied to costs incurred or a combination of the two. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

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

When estimating the amount of total gross profit or loss on a contract, we include unapproved change orders or claims to our clients as adjustments to revenues. We include claims to vendors, subcontractors and others as adjustments to total estimated costs. If we have a reasonable legal basis and collectability of amounts are probable, claims against vendors, subcontractors and others are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred and include no profit until such time as they are finalized and approved. See Note 7 to our consolidated financial statements for our discussion on unapproved change orders and claims.

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

Gross Profit

Gross profit represents revenues less the cost of revenues, which includes business segment overhead costs directly attributable to execution of contracts by the business segment.

Contract Costs

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bids and proposals and procurement.

General and Administrative Expenses

Our general and administrative expenses represent expenses that are not associated with the execution of the contracts. General and administrative expenses include charges for such items as executive management, corporate business development, information technology, finance and accounting, human resources and various other corporate functions.

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

Retainage, included in accounts receivable, represents amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage receivable excludes amounts withheld by the U.S. government on certain contracts. See Notes 8 and 16 to our consolidated financial statements for our discussion on U.S. government receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Including Claims, and Advanced Billings and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of accounting. Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") represent the excess of contract costs and profits recognized to date using the percentage-of-completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts ("BIE") represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage-of-completion method on certain contracts. For service-type contracts, revenues recognized in excess of amounts billed to the customer are recorded in CIE and amounts billed to the customer in excess of revenues recognized to date are recorded in BIE. With the exception of claims and change orders that we are in the process of negotiating with customers, unbilled receivables are usually billed during normal billing processes following achievement of the contractual requirements. We anticipate that substantially all incurred costs associated with unbilled receivables as of December 31, 2017 will be billed and collected in 2018. See Note 6 to our consolidated financial statements for our discussion on CIE and BIE.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation except for those assets that have been written down to their fair values due to impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the lease term. See Note 9 to our consolidated financial statements for our discussion on property, plant and equipment.
Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with ASC 350 - Intangibles - Goodwill and Other, goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of goodwill impairment. The second step compares the implied fair value of the reporting unit goodwill to the carrying value of the reporting unit goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination. We completed our annual goodwill impairment test in the fourth quarter of 2017 and determined that none of the goodwill was impaired. See Note 10 to our consolidated financial statements for reported goodwill in each of our segments.
We had intangible assets with a carrying value of $239 million and $248 million as of December 31, 2017 and 2016, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2017, none of our intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 10 to our consolidated financial statements for further discussion of our intangible assets.

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

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 12 to our consolidated financial statements for our discussion on equity method investments.

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

As required by ASC 810 - Consolidation, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support. See Note 12 to our consolidated financial statements for our discussion on variable interest entities.

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

Our pension benefit obligations and expenses are calculated using actuarial models and methods. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of benefit obligations and the expected rate of return on plan assets. Other assumptions and estimates used in determining benefit obligations and plan expenses include inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically (typically annually) and are updated accordingly to reflect our actual experience and expectations.

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

Income Taxes

We recognize the amount of taxes payable or refundable for the year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will not be realized. See Note 15 to our consolidated financial statements for our discussion on income taxes.

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

Derivative Instruments

We enter into derivative financial transactions to hedge existing or forecasted exposures to changing foreign currency exchange rates. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not designated as hedges in accordance with ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge under ASC 815, changes in the fair value of derivatives are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a designated hedge's change in fair value is recognized in earnings. See Note 23 to our consolidated financial statements for our discussion on derivative instruments.

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

We have revenues and receivables from transactions with an external customer that amounts to 10% or more of our revenues (which are generally not collateralized). We generated significant revenues from transactions with the U.S. government within our GS business segment and within our E&C business segment from the Chevron Corporation ("Chevron"), primarily from a major liquefied natural gas ("LNG") project in Australia which is substantially complete. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following tables present summarized data related to our transactions with the U.S. government and Chevron.

Revenues from major customers:
	Years ended December 31,
Dollars in millions	2017	2016	2015
U.S. government	$1,914	$1,090	$378
Chevron	$56	$105	$523

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2017	2016	2015
U.S. government revenues percentage	46%	26%	7%
U.S. government receivables percentage	32%	27%	4%
Chevron revenues percentage	1%	2%	10%
Chevron receivables percentage	1%	1%	5%

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

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 5 years. See Note 21 to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Additional Balance Sheet Information

The components of "Other current assets" on our consolidated balance sheets as of December 31, 2017 and 2016 are presented below:

	December 31,
Dollars in millions	2017	2016
Prepaid expenses	53	56
Value-added tax receivable	11	17
Other miscellaneous assets	29	30
Total other current assets	$93	$103

The components of "Other current liabilities" on our consolidated balance sheets as of December 31, 2017 and 2016 are presented below:

	December 31,
Dollars in millions	2017	2016
Reserve for estimated losses on uncompleted contracts (a)	$15	$63
Retainage payable	30	47
Income taxes payable	17	55
Restructuring reserves	9	30
Taxes payable not based on income	11	14
Value-added tax payable	13	16
Insurance payable	9	14
Dividend payable	11	12
Other miscellaneous liabilities	42	41
Total other current liabilities	$157	$292

(a)	See Note 2 to our consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

Other Liabilities

Included in "Other liabilities" on our consolidated balance sheets as of December 31, 2017 and 2016 is noncurrent deferred rent of $99 million and $103 million, respectively. Also included in "Other liabilities" is a payable to our former parent of $5 million and $19 million as of December 31, 2017 and 2016, respectively. See Note 15 to our consolidated financial statements for further discussion regarding amounts payable to our former parent.

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

Government Services ("GS"). Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our acquisitions in 2016, as described in Note 3 to our consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.
Technology & Consulting ("T&C"). Our T&C business segment combines proprietary KBR technologies, knowledge-based services and our three specialist consulting brands, Granherne, Energo and GVA, under a single, customer-facing global business.  This segment provides licensed technologies, know-how and consulting services across the hydrocarbons value chain, from wellhead to crude refining and through refining and petrochemicals to specialty chemicals production.  In addition to sharing many of the same customers, these brands share the approach of early and continuous customer involvement to deliver an optimal solution to meet the customers' objectives through early planning and scope definition, advanced technologies, and project life-cycle support.

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
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities which we intend to exit upon completion of existing contracts. This segment also included businesses we exited upon sale to third parties during 2015. All Non-Strategic Business projects are substantially complete as of December 31, 2017. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.
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

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2017	2016	2015
Revenues:
Government Services	$2,193	$1,359	$663
Technology & Consulting	326	347	324
Engineering & Construction	1,614	2,352	3,454
Other	—	—	—
Subtotal	4,133	4,058	4,441
Non-strategic Business	38	210	655
Total	$4,171	$4,268	$5,096
Gross profit (loss):
Government Services	$155	$137	$(3)
Technology & Consulting	79	73	77
Engineering & Construction	108	7	224
Other	—	—	—
Subtotal	342	217	298
Non-strategic Business	—	(105)	27
Total	$342	$112	$325
Equity in earnings of unconsolidated affiliates:
Government Services	$43	$39	$45
Technology & Consulting	—	—	—
Engineering & Construction	29	52	104
Other	—	—	—
Subtotal	72	91	149
Non-strategic Business	—	—	—
Total	$72	$91	$149
Asset impairment and restructuring charges (Note 11):
Government Services	$—	$(1)	$—
Technology & Consulting	—	(1)	(10)
Engineering & Construction	(6)	(30)	(34)
Other	—	(7)	(22)
Subtotal	(6)	(39)	(66)
Non-strategic Business	—	—	(4)
Total	$(6)	$(39)	$(70)
Segment operating income (loss):
Government Services	$173	$152	$37
Technology & Consulting	76	66	62
Engineering & Construction	110	4	295
Other	(93)	(93)	(140)
Subtotal	266	129	254
Non-strategic Business	—	(101)	56
Total	$266	$28	$310

	Years ended December 31,
Dollars in millions	2017	2016	2015
Capital expenditures:
Government Services	$4	$2	$—
Technology & Consulting	—	—	—
Engineering & Construction	2	5	6
Other	2	4	4
Subtotal	8	11	10
Non-strategic Business	—	—	—
Total	$8	$11	$10
Depreciation and amortization:
Government Services	$27	$16	$6
Technology & Consulting	3	3	2
Engineering & Construction	10	16	17
Other	8	10	14
Subtotal	48	45	39
Non-strategic Business	—	—	—
Total	$48	$45	$39

Prior Period Adjustments
During the second quarter of 2017, we corrected cumulative errors resulting in an increase to "Equity in earnings of unconsolidated affiliates" and "Net income attributable to KBR" within our consolidated statements of operations of $9 million and $11 million, respectively. The errors in equity in earnings of unconsolidated affiliates primarily related to our accounting for derivatives in one of our unconsolidated VIEs in our GS segment from the first quarter of 2016 through the first quarter of 2017.
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
We evaluated these cumulative errors on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the errors described above did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we determined that the cumulative impact of the errors did not have a material impact to our consolidated financial statements for the fiscal year ended December 31, 2017.
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

Changes in project-related estimates by business segment, which significantly impacted operating income during the periods presented, are as follows:

Government Services

There were no significant changes in project-related estimates during the year ended December 31, 2017 within our GS business segment.

During the year ended December 31, 2016, revenues, gross profit, and segment operating income included a favorable change in estimate of $33 million as a result of reaching a settlement with the U.S. government for reimbursement of previously expensed legal fees associated with the sodium dichromate litigation. See Note 16 to our consolidated financial statements for information related to the settlement with the U.S. government. Additionally in 2016, we recognized a $15 million favorable change to gross profit related to the approval of a change order on a road construction project in the Middle East. The change order resulted in an extension of the contract terms and increased the total contract value.

Engineering & Construction

During the year ended December 31, 2017, the PEMEX and PEP arbitration was settled (see Note 17 to our consolidated financial statements) which resulted in additional revenues and gross profit of $35 million during the year ended December 31, 2017.

We recognized changes to equity earnings as a result of various changes to estimates on the Ichthys LNG Project during the year ended December 31, 2017. See Notes 7 and 18 for a discussion of the matters impacting this project.

We recognized unfavorable changes in estimates of losses of $114 million and $27 million in 2016 and 2015 respectively, on an EPC ammonia project in the U.S. primarily due to unforeseen costs related to the mechanical failure of a vendor supplied compressor and pumps that occurred during commissioning as well as various mechanical issues encountered during start-up. These issues delayed completion of the project to October 2016, which resulted in increased costs and the recognition of contractual liquidated damages due to the client. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "Other current liabilities" on our consolidated financial statements, is $1 million and $3 million as of December 31, 2017 and 2016, respectively, related to this project. The project completed performance testing and in October 2016, care, custody and control of the plant were transferred to the customer. Our estimates of revenues and costs at completion have been, and may continue to be, impacted by remaining punch list items and warranty obligations. Our estimated loss at completion as of December 31, 2017 represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of December 31, 2017.

During the year ended December 31, 2016, we recognized unfavorable changes in estimated losses of $112 million on a downstream EPC project in the U.S. resulting from significant weather delays and forecast construction productivity rates less than previously expected. These issues have delayed completion until 2018, which resulted in additional estimated costs to complete, which led to the loss described above. The EPC project is 89% complete as of December 31, 2017. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "Other current liabilities" on our consolidated financial statements, is $9 million and $35 million as of December 31, 2017 and 2016, respectively, related to this project. Our estimated loss at completion represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of December 31, 2017.

During the years ended December 31, 2016 and 2015, revenues, gross profit, and segment operating income include $64 million and $17 million, respectively, resulting from favorable changes in estimates to complete due to settlements on close out of a LNG project in Africa.

We recognized favorable changes in our estimates of losses of $21 million in 2015 on seven Canadian pipe fabrication and module assembly projects. The favorable changes to our estimate of losses on these projects in 2015 were primarily due to negotiated settlements with clients. All of these projects were completed in 2015.
Non-strategic Business

There were no significant changes in project-related estimates during the year ended December 31, 2017 within our Non-strategic Business segment.

We recognized unfavorable changes in estimates of losses on a power project of $117 million and $33 million in 2016 and 2015, respectively, primarily due to increases in forecasted costs to complete the project driven by subcontractor cost increases from poor subcontractor productivity, resulting schedule delays and changes in the project execution strategy. The project has completed performance testing and in April 2017, care, custody and control of the project were transferred to the customer. Included in the reserve for estimated losses on uncompleted contracts is $2 million and $14 million as of December 31, 2017 and 2016, respectively, related to this project.

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

	December 31,
Dollars in millions	2017	2016
Total assets:
Government Services	$1,600	$1,646
Technology & Consulting	247	219
Engineering & Construction	1,028	1,600
Other	792	666
Subtotal	3,667	4,131
Non-strategic Business	7	13
Total	$3,674	$4,144
Goodwill (Note 10):
Government Services	$679	$674
Technology & Consulting	56	52
Engineering & Construction	233	233
Other	—	—
Subtotal	968	959
Non-strategic Business	—	—
Total	$968	$959
Equity in and advances to related companies (Note 12):
Government Services	$41	$37
Technology & Consulting	—	—
Engineering & Construction	346	332
Other	—	—
Subtotal	387	369
Non-strategic Business	—	—
Total	$387	$369

Selected Geographic Information

Revenues by country are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2017	2016	2015
Revenues:
United States	$1,986	$2,111	$2,212
Middle East	911	849	786
Europe	480	498	495
Australia	334	376	836
Canada	224	145	185
Africa	46	111	164
Other Countries	190	178	418
Total	$4,171	$4,268	$5,096

	December 31,
Dollars in millions	2017	2016
Property, plant & equipment, net:
United States	$60	$70
United Kingdom	52	35
Other	18	40
Total	$130	$145

Note 3. Acquisitions and Dispositions

Sigma Bravo Pty Ltd Acquisition

On November 20, 2017, we acquired 100% of the outstanding common    shares of Sigma Bravo Pty Ltd ("Sigma Bravo"). Sigma Bravo provides software development, training, information management and technical support services as well as operational support to the Australian Defence Force.

The aggregate purchase price of the acquisition was $9 million. We recognized goodwill of $1 million arising from the acquisition, which relates primarily to customer relationships and future growth opportunities to expand services provided to the Australian Defence Force. None of the goodwill is deductible for income tax purposes. The final settlement of the working capital adjustment is expected in the first half of 2018. Accordingly, adjustments to the initial purchase accounting for the acquired net assets will likely be completed during the first half of 2018. This acquisition is reported within our Government Services business segment.

Honeywell Technology Solutions Inc. Acquisition

On September 16, 2016, we acquired 100% of the outstanding common stock of Honeywell Technology Solutions Inc. ("HTSI") from Honeywell International Inc. HTSI provides an array of mission-critical services and customized solutions throughout the world, primarily to U.S. government agencies. This acquisition provides KBR with complete life-cycle service capabilities, including high-end technical engineering and mission support, cyber security and logistics and equipment maintenance within our GS business segment.

The aggregate consideration paid for the acquisition was $300 million, less $20 million of initial working capital adjustments for net cash consideration of $280 million, all of which was funded by an advance on our Credit Agreement (as defined in Note 14 to our consolidated financial statements).

We initially recognized goodwill of $131 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering of the combined operations, including HTSI's specialized technical services and KBR's logistical expertise as well as expected cost synergies. Approximately $117 million of the goodwill is deductible for income tax purposes. During the year ended December 31, 2017, we recorded an increase to goodwill of approximately $3 million primarily associated with final working capital settlement and the finalization of various immaterial contingencies. This acquisition is reported within our GS business segment.

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

The aggregate consideration paid for the acquisition was $600 million, including repayment of outstanding balances under Wyle's credit facility and other transaction expenses, plus $23 million of purchase price adjustments, which resulted in net cash consideration of $623 million. We funded the total cash paid with a $400 million advance on our Credit Agreement and available cash on-hand. See Note 14 to our consolidated financial statements for information related to our Credit Agreement.

We initially recognized goodwill of $483 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering of the combined operations, including Wyle's differentiated technical capabilities and KBR's international program management and logistics expertise. Additionally, goodwill relates to the existence of Wyle's skilled employee base and other expected synergies of the combined operations. Approximately $107 million of the goodwill is deductible for income tax purposes. During the year ended December 31, 2017, we recorded an increase to goodwill of approximately $1 million primarily associated with final working capital settlement and the finalization of various immaterial contingencies. This acquisition is reported within our GS business segment.

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

	Years ended December 31,
Dollars in millions, except per share data	2016	2015
	(Unaudited)
Revenue	5,129	6,599
Net income (loss) attributable to KBR	(23)	248
Diluted earnings per share	(0.16)	1.72

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

The aggregate consideration paid for the acquisition was $25 million, less $2 million of acquired cash and other adjustments resulting in net cash consideration of $23 million. The consideration paid included an escrow of $5 million that secures the indemnification obligations of the seller and other contingent obligations related to the operation of the business. The escrow was settled in 2017 with $4 million released to KBR and $1 million to the seller. The release to KBR was in excess of the assumed recovery, which resulted in $2 million of gross profit for the T&C business segment during the year ended December 31, 2017.

We recognized goodwill of $24 million arising from the acquisition, which relates primarily to future growth opportunities to extend the acquired technologies outside North America to new customers and in revamping units of the existing customer base globally. None of the goodwill is deductible for income tax purposes. This acquisition is reported within our T&C business segment.

Stinger Ghaffarian Technologies

In February 2018, we entered into a definitive agreement to acquire 100% of the outstanding stock of Stinger Ghaffarian Technologies ("SGT"), a leading provider of high-value engineering, mission operations, scientific and IT software solution in the government services market. SGT has approximately 2,500 employees and is headquartered in Greenbelt, MD. The estimated purchase price is $355 million and the transaction is expected to close in the first half of 2018. The acquisition will become a KBRwyle company and expands our Government Services business in the U.S.

Dispositions

In December 2015, we finalized the sale of our Infrastructure Americas business to Stantec Consulting Services Inc. for net cash proceeds, including working capital adjustments, of $18 million. The sale of this business within our Non-strategic Business segment is consistent with our restructuring plans announced in December 2014. The disposition resulted in a pretax gain of $7 million and is subject to finalization of certain indemnification claims. The gain on this transaction is included under "Gain on disposition of assets" on our consolidated statements of operations.

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

The components of our cash and equivalents balance are as follows:

	December 31, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$112	$124	$236
Short-term investments (c)	82	60	142
Cash and equivalents held in joint ventures	59	2	61
Total	$253	$186	$439

	December 31, 2016
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$163	$242	$405
Short-term investments (c)	68	7	75
Cash and equivalents held in joint ventures	50	6	56
Total	$281	$255	$536

(a)	Includes deposits held in non-U.S. operating accounts

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 5. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts are as follows:

	December 31, 2017
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$189	$195
Technology & Consulting	—	81	81
Engineering & Construction	53	177	230
Other	—	—	—
Subtotal	59	447	506
Non-strategic Business	4	—	4
Total	$63	$447	$510

	December 31, 2016
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$190	$196
Technology & Consulting	—	52	52
Engineering & Construction	53	276	329
Other	—	3	3
Subtotal	59	521	580
Non-strategic Business	5	7	12
Total	$64	$528	$592

Note 6. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Our CIE balances by business segment are as follows:

	December 31,
Dollars in millions	2017	2016
Government Services	$274	$271
Technology & Consulting	45	30
Engineering & Construction	64	115
Subtotal	383	416
Non-strategic Business	—	—
Total	$383	$416

Our BIE balances by business segment are as follows:

	December 31,
Dollars in millions	2017	2016
Government Services	$85	$76
Technology & Consulting	62	61
Engineering & Construction	213	388
Subtotal	360	525
Non-strategic Business	8	27
Total	$368	$552

Note 7. Unapproved Change Orders, Claims and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2017	2016
Amounts included in project estimates-at-completion at January 1,	$294	$104
Additions	647	241
Approved change orders	(17)	(51)
Amounts included in project estimates-at-completion at December 31,	$924	$294
Amounts recorded in revenues on a percentage-of-completion basis at December 31,	$826	$241

As of December 31, 2017 and 2016, most of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relate to our proportionate share of unapproved change orders and claims associated with our 30% ownership interest in the JKC JV ("JKC"), which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (Ichthys LNG Project). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes. Our proportionate share of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors on the project increased by $630 million and $199 million for the years ended December 31, 2017 and 2016.

The additional costs associated with these change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors have been included in determining profit at completion and have resulted in a reduction to our percentage of completion progress for the year ended December 31, 2017. Estimated recoveries associated with the additional change orders, customer claims, and claims against suppliers and subcontractors, which are less than the estimated additional costs, have also been included in determining estimated profit at completion. Further, there are additional claims we believe that we or our joint venture is entitled to recover from our client related to additional project costs which have been excluded from estimated revenues and profit at completion as appropriate under U.S. GAAP.

It is anticipated that these commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and could result in significant changes to the estimated revenue, costs and profits at completion on the underlying projects. Significant contingencies related to the Ichthys LNG Project are discussed further in Note 18 to our consolidated financial statements.

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

In addition to the accrued liquidated damages, it is possible that liquidated damages related to several projects totaling $9 million at December 31, 2017 and $8 million at December 31, 2016 could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance, we have concluded these liquidated damages are not probable and therefore, they have not been recognized.

Note 8. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $101 million and $131 million as of December 31, 2017 and 2016, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $79 million and $83 million as of December 31, 2017 and 2016, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 16 of our consolidated financial statements for additional discussions. The amount also includes $22 million and $48 million as of December 31, 2017 and 2016, respectively, related to contracts where our costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolutions occurs.

Note 9. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2017	2016
Land	N/A	$7	$7
Buildings and property improvements	1 - 35	118	124
Equipment and other	1 - 25	334	338
Total		459	469
Less accumulated depreciation		(329)	(324)
Net property, plant and equipment		$130	$145

See Note 11 to our consolidated financial statements for discussion on asset impairment.

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

Depreciation expense was $27 million, $31 million and $35 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 10. Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Services	Technology & Consulting	Engineering & Construction	Other	Subtotal	Non-strategic Business	Total
Balance as of January 1, 2016:
Gross goodwill	$60	$31	$526	$—	$617	$331	$948
Accumulated impairment losses	—	—	(293)	—	(293)	(331)	(624)
Net goodwill as of January 1, 2016	$60	$31	$233	$—	$324	$—	$324
Goodwill acquired during the period	$614	$24	$—	$—	$638	$—	$638
Impairment loss	$—	$—	$—	$—	$—	$—	$—
Foreign currency translation	—	(3)	—	—	(3)	—	(3)

Balances as of December 31, 2016:
Gross goodwill	$674	$52	$526	$—	$1,252	$331	$1,583
Accumulated impairment losses	—	—	(293)	—	(293)	(331)	(624)
Net goodwill as of December 31, 2016	$674	$52	$233	$—	$959	$—	$959
Goodwill acquired during the period	$1	$—	$—	$—	$1	$—	$1
Purchase price adjustment	4	—	—	—	4	—	4
Impairment loss	—	—	—	—	—	—	—
Foreign currency translation	—	4	—	—	4	—	4

Balance as of December 31, 2017:
Gross goodwill	$679	$56	$526	$—	$1,261	$331	$1,592
Accumulated impairment losses	—	—	(293)	—	(293)	(331)	(624)
Net goodwill as of December 31, 2017	$679	$56	$233	$—	$968	$—	$968

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 31, 2017
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$61	$—	$61
Customer relationships	17	206	(57)	149
Developed technologies	17	45	(33)	12
Other	13	49	(32)	17
Total intangible assets		$361	$(122)	$239

	December 31, 2016
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$60	$—	$60
Customer relationships	18	199	(47)	152
Developed technologies	17	46	(33)	13
Other	9	43	(20)	23
Total intangible assets		$348	$(100)	$248

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
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2017	2016	2015
Intangibles amortization expense	$21	$14	$4

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2018	$14
2019	$14
2020	$14
2021	$10
2022	$9
Beyond 2022	$117

Note 11. Asset Impairment and Restructuring

Information related to "Asset impairment and restructuring charges" on our consolidated statements of operations is presented below:

	Years ended December 31,
Dollars in millions	2017	2016	2015
Asset impairment:
Government Services	$—	$—	$—
Technology & Consulting	—	—	—
Engineering & Construction	—	10	8
Other	—	7	21
Subtotal	—	17	29
Non-strategic Business	—	—	2
Total	$—	$17	$31
Restructuring charges:
Government Services	$—	$1	$—
Technology & Consulting	—	1	10
Engineering & Construction	6	20	26
Other	—	—	1
Subtotal	6	22	37
Non-strategic Business	—	—	2
Total	$6	$22	$39
Asset impairment and restructuring charges:
Total	$6	$39	$70

Asset impairment charges include the following:

Enterprise resource planning project - In December 2014, we decided to abandon further implementation of our enterprise resource planning ("ERP") project which began in 2013. During 2015, we recorded an additional $5 million within our E&C business segment and $17 million within our Other business segment resulting from our decision to abandon the remaining portion of this ERP project.

Intangible assets - No intangibles were considered impaired during 2017, 2016 and 2015.
Leasehold improvements - There were no impairments of leasehold improvements during 2017. During 2016 and 2015 we recorded $17 million, and $9 million, respectively, primarily within our E&C and Other business segments related to asset impairments on abandoned office space.
Restructuring charges include the following:

Early Termination of leases - During 2017, 2016 and 2015 we recorded additional charges of $7 million, $4 million and $12 million, respectively, on early lease terminations within our E&C and Other business segments.

Severance - During the year ended December 31, 2017 we reversed $1 million of restructuring charges primarily related to the finalization of amounts owed to expatriate employees for tax equalization matters. We recognized severance charges of $18 million and $27 million during each of the twelve months ended December 31, 2016 and 2015, respectively, associated with workforce reductions.

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

Dollars in millions	Severance Accrual
Balance at December 31, 2015	$19
Charges	18
Payments	(29)
Balance at December 31, 2016	$8
Charges	—
Payments	(6)
Non-cash settlements (a)	$(1)
Balance at December 31, 2017	$1

(a)	Includes the finalization of amounts owed to expatriate employees for tax equalization matters

Note 12. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate as partnerships, corporations, undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2017	2016
Balance at January 1,	$369	$281
Equity in earnings of unconsolidated affiliates	72	91
Distributions of earnings of unconsolidated affiliates (a)	(62)	(56)
Advances (receipts)	(11)	1
Investments (b)	—	61
Foreign currency translation adjustments	12	(8)
Other	5	(8)
Balance before reclassification	385	362
Reclassification of excess distributions (a)	11	12
Recognition of excess distributions (a)	(9)	(5)
Balance at December 31,	$387	$369

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

Equity Method Investments

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
The Brown & Root Industrial Services joint venture will continue to offer services similar or related to those offered when the business was 100% owned by KBR. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Our continuing involvement in the joint venture will be through our 50% voting interest and representation on the board of managers. Consistent with our other equity investments, transactions between us and the joint venture, if any, are deemed related party transactions. In connection with this transaction, we entered into an agreement effective October 1, 2015 to provide specified transition services to the new joint venture over a limited duration. See the Related Party discussion below for details on amounts related to this agreement.
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

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Dollars in millions	2017	2016
Current assets	$3,107	$2,655
Noncurrent assets	3,250	3,003
Total assets	$6,357	$5,658

Current liabilities	$2,006	$1,657
Noncurrent liabilities	3,508	3,148
Total liabilities	$5,514	$4,805

Statements of Operations

	Years ended December 31,
Dollars in millions	2017	2016	2015
Revenues	$5,781	$5,877	$5,245
Operating income	$278	$365	$635
Net income	$145	$192	$476

Unconsolidated Variable Interest Entities

The following summarizes the total assets and total liabilities as reflected in our consolidated balance sheets as well as our maximum exposure to losses related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. Generally, our maximum exposure to loss includes our equity investment in the joint venture and any amounts payable to us for services we provided to the joint venture, reduced for any unearned revenues on the projects. Our projections do not indicate any estimated losses related to these projects. If a project becomes a loss project in the future, our maximum exposure to loss could increase to the extent we are required to fund those losses through capital contributions or working capital advances resulting from our guarantees or other commitments. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

	December 31, 2017
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affinity project	$26	$10	$26
Aspire Defence project	$10	$125	$10
Ichthys LNG project (see Notes 7 and 18)	$145	$25	$145
U.K. Road projects	$36	$10	$36
EBIC Ammonia plant (65% interest)	$38	$1	$25

Dollars in millions	December 31, 2016
	Total Assets	Total Liabilities	Maximum Exposure to Loss
Affinity project	$12	$3	$12
Aspire Defence project	$14	$107	$14
Ichthys LNG project (see Notes 7 and 18)	$124	$33	$124
U.K. Road projects	$30	$9	$30
EBIC Ammonia plant (65% interest)	$34	$2	$22

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. Ministry of Defence ("MoD") to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. Aspire Defence manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two unincorporated joint ventures that provide the construction and the related support services under subcontract arrangements with Aspire Defence. Our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partner in these two subcontractor joint ventures. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The project company and the two subcontractor joint ventures in which we hold an interest are VIEs; however, we are not the primary beneficiary of these entities as of December 31, 2017 and 2016. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2017, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $10 million and $125 million, respectively. Our maximum exposure to loss of $10 million indicated in the table above includes our equity investments in the project entities and amounts payable to us for services provided to these entities as of December 31, 2017. Our maximum exposure to construction and operating joint venture losses is limited to our proportionate share of any amounts required to fund future losses incurred by those entities under their respective contracts with the project company. Our projections do not indicate any project losses for these joint ventures.

On January 15, 2018, Carillion plc, our U.K. partner in the two unincorporated joint ventures that provide the construction and related support services as subcontractors to Aspire Defence, initiated insolvency proceedings as a result of Carillion's deteriorating financial condition. Carillion no longer performs any of the services for the project as we have stepped in to deliver both construction and support services without disruption. As a result of Carillion's insolvency and in accordance with the commercial arrangements of the project company and its lenders, Carillion was excluded from future business and benefit from its interest in the project and we have assumed operational management of the subcontracting joint ventures. We are currently negotiating with Carillion’s insolvency liquidator to acquire Carillion’s interests in these entities. An acquisition of Carillion’s interest and ultimate control of these entities are subject to further approvals by Aspire Defence, the Aspire Defence project lenders and the MoD.

We are currently evaluating our rights and obligations under the joint venture agreements and other commercial arrangements of the project company and its lenders, which could result in our consolidation of the entities that comprise the Aspire Defence joint venture that are currently accounting for under the equity method. As of December 31, 2017, total assets of the Aspire Defense project were approximately $2.1 billion primarily including cash, accounts receivable and contract intangibles associated with the 35-year concession contract and total liabilities were approximately $2.3 billion primarily due to long-term debt and other liabilities. As noted above, the project was primarily funded through the issuance of senior debt which is and would continue to be nonrecourse to KBR and the other project sponsors.

Ichthys LNG project. In January 2012, we formed a joint venture to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed through two joint ventures, which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting.  At December 31, 2017, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets under our E&C business segment were $145 million and $25 million, respectively.  Our maximum exposure to loss of $145 million indicated in the table above includes our equity investments in the joint ventures and amounts payable to us for services provided to the entity as of December 31, 2017. If the project becomes a loss project in the future, our maximum exposure to loss could increase to the extent we are required to fund those losses through capital contributions or working capital advances resulting from our guarantees or other commitments. The joint venture has recorded significant unapproved change orders and claims with the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. In February 2018, we made working capital advances to the joint venture of approximately $47 million to fund our proportionate share of the ongoing project execution activities. We anticipate our total funding requirements to the joint venture to be approximately $300 million to $400 million over the next 12 months. Our maximum exposure to loss will continue to increase as additional working capital is advanced to the joint venture. See Notes 7 and 18 to our consolidated financial statements for further discussion on the significant contingencies as well as unapproved change orders and claims related to this project.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2017, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $36 million and $10 million, respectively. Our maximum exposure to loss represents our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation ("EBIC") ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the VIE. As of December 31, 2017, included in our E&C business segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $38 million and $1 million, respectively. Our maximum exposure to loss of $25 million indicated in the table above includes our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2017.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to recovering overhead costs for these services. For the years ended December 31, 2017, 2016 and 2015, our revenues included $133 million, $235 million and $291 million, respectively, related to services we provided to our joint ventures, primarily those in our E&C business segment. Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the years ended December 31, 2017 and 2016, we incurred approximately $5 million and $16 million, respectively, of reimbursable costs under the TSA. Also in 2015, we entered into an alliance agreement with our EPIC joint venture to provide certain pipe fabrication services to KBR. For the years ended December 31, 2017 and 2016, EPIC performed $3 million and $25 million, respectively, of services to KBR under the agreement. Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
Dollars in millions	2017	2016
Accounts receivable (a)	$28	$22
Costs and estimated earnings in excess of billings on uncompleted contracts (b)	$2	$1
Billings in excess of costs and estimated earnings on uncompleted contracts (b)	$27	$41

(a)	Includes a $4 million and $11 million net receivable from the Brown & Root Industrial Services joint venture at December 31, 2017 and 2016, respectively.

(b)	Reflects CIE and BIE primarily related to joint ventures within our E&C business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2017
	Total Assets	Total Liabilities
Gorgon LNG project	$15	$48
Escravos Gas-to-Liquids project	$8	$13
Fasttrax Limited project	$57	$47

Dollars in millions	December 31, 2016
	Total Assets	Total Liabilities
Gorgon LNG project	$28	$60
Escravos Gas-to-Liquids project	$11	$22
Fasttrax Limited project	$56	$50

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

Escravos Gas-to-Liquids ("GTL") project. During 2005, we formed a joint venture to engineer and construct a gas monetization facility in Escravos, Nigeria, which was completed in 2014. We own a 50% equity interest in the joint venture and determined that we are the primary beneficiary; accordingly, we have consolidated the joint venture for financial reporting purposes. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2017 and 2016, the joint venture had approximately $3 million and $8 million of cash, respectively, which mainly relates to advanced billings in connection with the joint venture’s obligations under the EPC contract that is expected to be fully closed out in 2018.

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

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and equivalents of $21 million and net property, plant and equipment of approximately $34 million as of December 31, 2017. See Note 14 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2017.

Acquisition of Noncontrolling Interest

During the three months ended December 31, 2017, we entered into an agreement to acquire the remaining 25% noncontrolling interest in one of our joint ventures for $8 million, including a settlement of $2 million owed to the joint venture from the outside partner. The acquisition of these shares was recorded as an equity transaction, with a $8 million reduction in our paid-in capital in excess of par.

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

Note 13. Pension Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $52 million in 2017, $51 million in 2016 and $67 million in 2015.

We have two frozen defined benefit plans in the U.S., one frozen plan in the U.K., and one frozen plan in Germany. We also participate in multi-employer plans in Canada. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

Benefit obligations and plan assets

We used a December 31 measurement date for all plans in 2017 and 2016. Plan assets, expenses and obligations for retirement plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2017		2016
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$75	$1,970	$75	$1,849
Acquisitions	—	—	12	3
Service cost	—	1	—	1
Interest cost	3	53	3	63
Foreign currency exchange rate changes	—	186	—	(304)
Actuarial (gain) loss	3	(78)	—	448
Other	—	(1)	—	(1)
Benefits paid	(4)	(85)	(15)	(89)
Projected benefit obligations at end of period	$77	$2,046	$75	$1,970
Change in plan assets:
Fair value of plan assets at beginning of period	$56	$1,463	$59	$1,532
Acquisitions	—	—	8	—
Actual return on plan assets	7	119	3	235
Employer contributions	1	36	1	40
Foreign currency exchange rate changes	—	141	—	(255)
Benefits paid	(4)	(85)	(15)	(89)
Other	(1)	(1)	—	—
Fair value of plan assets at end of period	$59	$1,673	$56	$1,463
Funded status	$(18)	$(373)	$(19)	$(507)

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date. The ABO for our United States pension plans was $77 million and $75 million as of December 31, 2017 and 2016, respectively. The ABO for our international pension plans was $2 billion and $2 billion as of December 31, 2017 and 2016, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2017		2016
Amounts recognized on the consolidated balance sheets
Pension obligations	$18	$373	$19	$507

Net periodic cost

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2017		2016		2015
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1	$—	$2
Interest cost	3	53	3	63	2	76
Expected return on plan assets	(3)	(77)	(3)	(87)	(3)	(97)
Settlements/curtailments	—	—	1	—	—	—
Recognized actuarial loss	1	30	1	28	5	43
Net periodic benefit cost	$1	$7	$2	$5	$4	$24

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodi

c benefit cost at December 31, 2017 and 2016, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2017		2016
Unrecognized actuarial loss, net of tax of $10 and $217, and $10 and $244, respectively	$22	$638	$24	$761
Total in accumulated other comprehensive loss	$22	$638	$24	$761

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2018 are as follows:

Dollars in millions	United States	Int’l
Actuarial loss	$1	$22
Total	$1	$22

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2017		2016		2015
Discount rate	3.73%	2.60%	3.42%	3.75%	2.89%	3.65%
Expected return on plan assets	6.01%	5.40%	5.00%	6.10%	4.81%	6.25%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2017		2016
Discount rate	3.33%	2.50%	3.73%	2.60%

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

The target asset allocation for our U.S. and International plans for 2018 is as follows:

Asset Allocation	2018 Targeted
	United States	Int'l
Equity funds and securities	51%	30%
Fixed income funds and securities	39%	50%
Hedge funds	—%	—%
Real estate funds	1%	5%
Other	9%	15%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2018 and 2017, by asset class, are as follows:

International Plans	2018 Targeted		2017 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	—%	60%	—%	60%
Fixed income funds and securities	—%	100%	—%	100%
Hedge funds	—%	35%	—%	35%
Real estate funds	—%	10%	—%	10%
Other	—%	20%	—%	20%

The range of targeted asset allocations for our U.S. plans for 2018 and 2017, by asset class, are as follows:

Domestic Plans	2018 Targeted		2017 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Cash and cash equivalents	—%	—%	—%	—%
Equity funds and securities	50%	53%	52%	55%
Fixed income funds and securities	37%	40%	44%	47%
Real estate funds	1%	1%	1%	1%
Other	9%	9%	—%	—%

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

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2017
United States plan assets
Investments measured at net asset value (a)	$59	$—	$—	$—
Total United States plan assets	$59	$—	$—	$—
International plan assets
Equities	$60	$34	$—	$26
Fixed income	5	—	—	5
Real estate	3	—	—	3
Cash and cash equivalents	8	8	—	—
Other	40	—	—	40
Investments measured at net asset value (a)	1,557	—	—	—
Total international plan assets	$1,673	$42	$—	$74
Total plan assets at December 31, 2017	$1,732	$42	$—	$74

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2016
United States plan assets
Investments measured at net asset value (a)	$56	$—	$—	$—
Total United States plan assets	$56	$—	$—	$—
International plan assets
Equities	$76	$60	$—	$16
Fixed income	12	—	—	12
Real estate	4	—	—	4
Cash and cash equivalents	8	8	—	—
Other	50	—	—	50
Investments measured at net asset value (a)	1,313	—	—	—
Total international plan assets	$1,463	$68	$—	$82
Total plan assets at December 31, 2016	$1,519	$68	$—	$82

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 31, 2015	$45	$12	$14	$6	$13
Return on assets held at end of year	14	1	1	1	11
Purchases, sales and settlements	32	5	(1)	(3)	31
Foreign exchange impact	(9)	(2)	(2)	—	(5)
Balance as of December 31, 2016	$82	$16	$12	$4	$50
Return on assets held at end of year	(1)	3	—	(1)	(3)
Return on assets sold during the year	3	—	—	—	3
Purchases, sales and settlements, net	(15)	5	(8)	(1)	(11)
Foreign exchange impact	5	2	1	1	1
Balance as of December 31, 2017	$74	$26	$5	$3	$40

Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $40 million to our pension plans in 2018.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2018	$5	$56
2019	$5	$57
2020	$5	$58
2021	$5	$60
2022	$5	$61
Years 2023 – 2027	$25	$327

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were $3 million in 2017, $1 million in 2016 and $8 million in 2015. At December 31, 2017, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. Except for $6 million and $7 million of mutual funds included in "Other assets" on our consolidated balance sheets at December 31, 2017 and 2016, respectively, designated for a portion of our employee deferral plan, the plan is unfunded. The mutual funds are carried at fair value which includes readily determinable or published net asset values and may be liquidated in the near term without restrictions.

The following table presents our obligations under our employee deferred compensation plan included in "Employee compensation and benefits" in our consolidated balance sheets.

	December 31,
Dollars in millions	2017	2016
Deferred compensation plans obligations	$68	$70

Note 14. Debt and Other Credit Facilities

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

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the London interbank offered rate ("LIBOR") plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters, as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of December 31, 2017, there were $37 million in letters of credit outstanding under the Credit Agreement. As a result of the Wyle and HTSI acquisitions discussed in Note 3 to our consolidated financial statements, we funded $700 million of acquisition consideration with borrowings under our Credit Agreement. Approximately $470 million of borrowings remains outstanding under the Credit Agreement as of December 31, 2017. We intend to seek long-term financing to replace some or all of the outstanding borrowings under our Credit Agreement in the next 12 months.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to a rolling four-quarter consolidated EBITDA not greater than 3.5 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. In December 2016, we obtained an amendment to the EBITDA financial covenant to eliminate the impact, for certain periods and subject to certain dollar limits, of previously recorded project losses attributed to an EPC ammonia project and a power project in the U.S. The amendment also amends the maximum ratio of consolidated debt to consolidated EBITDA to 3.25 to 1 effective for periods after December 31, 2017. As of December 31, 2017, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (equal to the sum of $750 million plus the lesser of (1) $400 million and (2) the amount received by us in connection with the arbitration and subsequent litigation of the PEP contracts as discussed in Note 17 to our consolidated financial statements). As of December 31, 2017, the remaining availability under the Distribution Cap was approximately $957 million.

In February 2018, we received a financing commitment letter (“the Commitment Letter”) from a lender in which the lender has committed to provide us with senior, secured credit facilities in the amount of up to $2.2 billion, pursuant to the terms of the Commitment Letter. We expect to use the proceeds from this credit facility to provide capital for acquisition activity, funding of our projected share of the Ichthys LNG project completion activities, refinancing of borrowing under our existing revolving credit agreement and for general corporate purposes. The financing commitments are subject to certain conditions set forth in the Commitment Letter.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have approximately $2 billion in committed and uncommitted lines of credit to support the issuance of letters of credit and as of December 31, 2017, we have issued $365 million of letters of credit under our present capacity. As of December 31, 2017, we have approximately $1 billion of remaining capacity in these committed and uncommitted lines of credit after taking into account the $470 million of outstanding revolver borrowings. The letters of credit outstanding included $37 million issued under our Credit Agreement and $328 million issued under uncommitted bank lines as of December 31, 2017. Of the letters of credit outstanding under our Credit Agreement, no letters of credit have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $170 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our Credit Agreement or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Credit Agreement and bilateral lines of credit to support our operations for the next twelve months.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. See Note 12 to our consolidated financial statements for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £84.9 million (approximately $120 million at the exchange rate on the date of the transaction). The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million (approximately $17 million at the exchange rate on the date of the transaction) was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million (approximately $79 million at the exchange rate on the date of the transaction) and Class B 5.9% Fixed Rate Bonds in the amount of £16.7 million (approximately $24 million at the exchange rate on the date of the transaction).  Semi-annual payments on both classes of bonds will continue through maturity in 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16% over the term of the notes until maturity in 2025.  For financial reporting purposes, only our partner's portion of the subordinated notes appears in the consolidated financial statements.

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2017:

Dollars in millions	Payments Due
2018	$10
2019	$10
2020	$11
2021	$5
2022	$1
Beyond 2022	$1

Note 15. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring the inclusion of current U.S. federal taxable income of certain earnings of controlled foreign corporations;

(5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations on net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we are able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For our existing U.S. deferred tax assets and liabilities, we have recorded a provisional decrease of $50 million offset by a provisional decrease in the valuation allowance in the same amount. Additionally, for our indefinite-lived intangible deferred tax liability, we recorded a provisional decrease of $18 million with a corresponding net adjustment to deferred income tax benefit of $18 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be impacted by other analyses related to changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act. We do not expect any changes to be material.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of our E&P and computed a Transition Tax of $146 million which was fully offset by foreign tax credits generated by the deemed repatriation as well as previously valued foreign tax credit carryforwards available for use. However, our Transition Tax amount is provisional as we are continuing to gather additional information to more precisely determine our E&P and compute the amount of the Transition Tax.

Valuation allowances: We also assessed whether our valuation allowance analysis is affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, global intangible low-taxed income ("GILTI ") inclusions, new categories of FTCs). Since, as discussed herein, the company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

Additionally, as part of the Tax Act, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (GILTI). Because aspects of this new minimum tax and the effect on our operations are uncertain and because aspects of the accounting rules associated with this new minimum tax have not been resolved, we have not made a provisional accrual for the deferred tax aspects of this new provision and consequently have not made an accounting policy election on the deferred tax treatment of this tax.

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2017	2016	2015
United States	$84	$(250)	$(35)
Foreign:
United Kingdom	40	55	105
Australia	(28)	38	32
Canada	15	(8)	87
Middle East	42	66	35
Africa	20	76	34
Other	76	56	54
Subtotal	165	283	347
Total	$249	$33	$312

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2017	2016	2015
Benefit (Provision) for income taxes	$193	$(84)	$(86)
Shareholders' equity, foreign currency translation adjustment	6	(3)	(3)
Shareholders' equity, pension and post-retirement benefits	(27)	45	(22)
Total income taxes	$172	$(42)	$(111)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year-ended December 31, 2017
Federal	$(6)	$230	$224
Foreign	(122)	92	(30)
State and other	(2)	1	(1)
(Provision) benefit for income taxes	$(130)	$323	$193

Year-ended December 31, 2016
Federal	$(5)	$9	$4
Foreign	(61)	(26)	(87)
State and other	—	(1)	(1)
Provision for income taxes	$(66)	$(18)	$(84)

Year-ended December 31, 2015
Federal	$(17)	$8	$(9)
Foreign	(55)	(22)	(77)
State and other	—	—	—
Provision for income taxes	$(72)	$(14)	$(86)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2017	2016	2015
United Kingdom	$(7)	$(6)	$(15)
Australia	6	—	16
Canada	—	1	3
Middle East	(10)	(24)	(8)
Africa	1	(22)	(10)
Other	(20)	(36)	(63)
Foreign provision for income taxes	$(30)	$(87)	$(77)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2017	2016	2015
U.S. statutory federal rate, expected (benefit) provision	35%	35%	35%
Increase (reduction) in tax rate from:
Rate differentials on foreign earnings	(5)	(28)	(10)
Noncontrolling interests and equity earnings	(2)	(28)	(8)
State and local income taxes, net of federal benefit	1	—	2
Other permanent differences, net	(8)	54	—
Contingent liability accrual	(2)	41	(1)
U.S. taxes on foreign unremitted earnings	—	174	1
Change in valuation allowance	(90)	3	6
U.S. tax reform	(7)	—	—
U.K. statutory rate change	—	4	3
Effective tax rate on income from operations	(78)%	255%	28%

The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2017	2016
Deferred tax assets:
Employee compensation and benefits	$122	$166
Foreign tax credit carryforwards	279	356
Accrued foreign tax credit carryforwards	—	93
Loss carryforwards	90	69
Insurance accruals	8	15
Allowance for bad debt	3	9
Accrued liabilities	30	49
Construction contract accounting	5	—
Other	15	—
Total gross deferred tax assets	552	757
Valuation allowances	(217)	(542)
Net deferred tax assets	335	215
Deferred tax liabilities:
Construction contract accounting	—	(34)
Intangible amortization	(20)	(29)
Indefinite-lived intangible amortization	(31)	(39)
Fixed asset depreciation	2	2
Accrued foreign tax credit carryforwards	(4)	—
Unremitted foreign earnings	—	(63)
Other	—	(82)
Total gross deferred tax liabilities	(53)	(245)
Deferred income tax (liabilities) assets, net	$282	$(30)

The valuation allowance for deferred tax assets was $217 million and $542 million at December 31, 2017 and 2016, respectively. The net change in the total valuation allowance was a decrease of $325 million in 2017 and remained unchanged in 2016. The valuation allowance at December 31, 2017 was primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. For the year ended December 31, 2017, our valuation allowance in the U.S. changed by $105 million related to current year utilization of foreign tax credit carryforwards as well as the provisional impacts recorded related to the Tax Act as previously discussed above. Additionally, we recorded a valuation allowance release of $223 million on the basis of management's reassessment of the amount of its U.S. deferred tax assets that are more likely than not to be realized. During the fourth quarter ended December 31, 2017, we achieved twelve quarters of cumulative pretax income in the U.S. as well as projected future U.S. taxable income and favorability in foreign tax credit utilization due to the enactment of the Tax Act, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $194 million are realizable. It therefore reduced the valuation accordingly.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2017 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$372	$(178)	$194
United Kingdom	81	—	81
Australia	10	(1)	9
Canada	21	(16)	5
Other	15	(22)	(7)
Total	$499	$(217)	$282

At December 31, 2017, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2017	Expiration
Foreign tax credit carryforwards	$330	2019-2026
Foreign net operating loss carryforwards	$112	2018-2038
Foreign net operating loss carryforwards	$108	Indefinite
State net operating loss carryforwards	$677	Various

As a result of the enactment of the U.S. Tax Act, substantially all of our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries were subject to U.S. tax. Repatriations of these foreign earnings will now generally be free of U.S. tax but may incur withholding and/or state taxes. Although we have provided for taxes on our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries pursuant to the Tax Act, we still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of December 31, 2017, the cumulative amount of permanently reinvested foreign earnings is $1.3 billion. With the enactment of the Tax Act, these previously unremitted earnings have now been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2017	2016	2015
Balance at January 1,	$261	$257	$228
Increases related to current year tax positions	2	2	18
Increases related to tax positions from acquisitions	—	14	—
Increases related to prior year tax positions	1	10	35
Decreases related to prior year tax positions	(1)	(4)	(3)
Settlements	(80)	(10)	(2)
Lapse of statute of limitations	(1)	(6)	(16)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	2	(2)	(3)
Balance at December 31,	$184	$261	$257

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $170 million as of December 31, 2017. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions related to income taxes. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $70 million due to settlements with tax authorities and the expirations of statutes of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $21 million and $14 million for each of the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, we recognized net interest and penalty charges of $5 million related to uncertain tax positions. During the years ended December 31, 2016 and 2015, we recognized net interest and penalties charges (benefits) of less than $1 million related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to our business activity for periods prior to our separation from our former parent. As of December 31, 2017 and 2016, we have recorded $5 million and $19 million in "Other liabilities" on our consolidated balance sheets, respectively, for tax related items under the tax sharing agreement. During the period ended December 31, 2017, the change in "Other liabilities" reflects additional settlements relating to periods prior to our separation from our former parent. As a result of this settlement, we recognized a gain of $14 million in "Other non-operating income" on our consolidated statements of operations for the year ended December 31, 2017. The balance is not due until receipt by KBR of future foreign tax credit refund claim filed with the IRS. As a result of the settlement, we will not continue to claim recovery on a tax position that we previously deemed uncertain. The settlements in the table above for 2017 reflects the effect on our uncertain tax positions of these settlements with our former parent.

Note 16. U.S. Government Matters

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

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them primarily related to (1) our use of private security and our provision of containerized housing under the LogCAP III contract discussed below and (2) our provision of emergency construction services primarily to U.S. government facilities damaged by Hurricanes Katrina and Wilma, under our CONCAP III contract with the U.S. Navy. As a consequence of the issuance of the Form 1s, the U.S. government has withheld payment to us on outstanding invoices, pending resolution of these matters. In certain cases, we have also withheld payment to our subcontractors related to pay-when-paid contractual terms.

The U.S. government had issued Form 1s, questioning $171 million and $173 million of billed costs as of December 31, 2017 and 2016, respectively. They had previously paid us $88 million and $90 million as of December 31, 2017 and 2016, respectively, related to our services on these contracts. The remaining balance of $83 million as of December 31, 2017 is included on our consolidated balance sheets in “Claims and accounts receivable" and "CIE" in the amounts of $79 million and $4 million, respectively. The remaining balance of $83 million as of December 31, 2016 is included in "Claims and accounts receivable" on our consolidated balance sheets. In addition, we have withheld $26 million from our subcontractors at December 31, 2017 and 2016 related to these questioned costs.

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

Private Security Contractors ("PSC"s). Starting in February 2007, we received a series of Form 1s from the Defense Contract Audit Agency ("DCAA") informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of December 31, 2017 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our consolidated balance sheets.

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

As of December 31, 2017, the DCAA has completed audits and we have concluded negotiations of both direct and indirect incurred costs for the historical GS activities, including the LOGCAP III contract, through 2011. We have received DCAA audit reports for 2012 and 2014 with minimal amounts of questioned costs. The DCAA has cited 2015 as low risk and therefore accepted our indirect rates as submitted. Based on the information received to date, we do not believe the completed or ongoing government audits on the historical GS activities will have a material adverse impact on our results of operations, financial position or cash flows.

As of December 31, 2017, the DCAA has completed audits of incurred direct and indirect costs through 2011 and 2013 and final rates are negotiated through 2010 and 2012 for Wyle and HTSI, respectively.  The DCAA has questioned minimal cost for the on-going audits. Based on the information received to date, we do not believe that the completed or on-going audits on the Wyle and HTSI activities will have a material adverse impact on our results of operations, financial position or cash flows.

As a result of the Form 1s, open audits and claims discussed above, we have accrued a reserve for unallowable costs at December 31, 2017 and 2016 of $51 million and $64 million, respectively as a reduction to “Claims and accounts receivable” and in “Other liabilities” on our consolidated balance sheet.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the False Claims Act ("FCA"), which prohibits in general terms fraudulent billings to the government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC, Electrocution, and Burn Pit matters described below are billable under the LogCAP III contract or, as was the case for the Electrocution litigation, covered by insurance, and that any such costs or damages awarded in the Sodium Dichromate matter will continue to be billable under the Restore Iraqi Oil (“RIO”) contract and the related indemnity described below. All costs billed under LogCAP III or RIO are subject to audit by the DCAA.

First Kuwaiti Trading Company arbitration. In April 2008, First Kuwaiti Trading Company ("FKTC"), one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association of all its claims under various LogCAP III subcontracts. After complete hearings on all of FKTC's claims, an arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We paid FKTC $19 million and will pay $4 million on pay-when-paid terms in the contract. We have accrued amounts we believe are payable to FKTC in "Accounts payable" and "Other current liabilities" on our consolidated balance sheets. The remaining $26 million owed to FKTC under the contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see Department of Justice ("DOJ") False Claims Act complaint - FKTC Containers below). At this time, we believe the likelihood we would incur a loss related to this matter is remote.

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

On July 19, 2017, the trial court issued its ruling granting KBR's motion to dismiss on jurisdictional ground and for summary judgment. In lengthy fact findings, the Court concluded that the military made all the relevant decisions about the use, location and operation of burn pits. The plaintiffs filed a notice of appeal, and the cases are now pending before the U.S. Court of Appeals for the Fourth Circuit. Briefing was completed in November 2017. The Fourth Circuit has tentatively scheduled oral argument for May 2018. KBR anticipates a ruling by the appellate court in the months that follow the oral argument. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2017, no amounts have been accrued.

Sodium Dichromate litigation. From December 2008 through September 2009, five cases were filed in various Federal District Courts against KBR by national guardsmen and other military personnel alleging exposure to sodium dichromate at the Qarmat Ali Water Treatment Plant in Iraq in 2003, which were consolidated into one case pending in the U.S. District Court for the Southern District of Texas. The Texas case was then dismissed by the Court on the merits on multiple grounds including the conclusion that no one was injured. In March 2017, the Fifth Circuit Court of Appeals upheld the trial court's dismissal of plaintiffs' claims on summary judgment. The plaintiffs' request for the Texas Supreme Court to hear arguments over the application of certain laws and the application of Texas Supreme Court authority to the plaintiffs' claims was denied in May 2017. Plaintiffs' time to seek review by the U.S. Supreme Court has now passed. The court denied our request for costs. The case is now concluded.

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

Qui tams. We have several qui tam cases pending, one of which has been joined by the U.S. government (see DOJ False Claims Act complaint - Iraq Subcontractor below). We believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of December 31, 2017, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under federal regulations. As of December 31, 2017, we have incurred and expensed $12 million in legal costs to date in defending ourselves in qui tams. There are two active cases as discussed below.

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the False Claims Act ("FCA")

by KBR and KBR subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009. On March 14, 2017, the Court granted KBR's motion for summary judgment and dismissed the case. The plaintiff has filed a notice of appeal and oral argument on the appeal took place in early December 2017. On December 27, 2017, the Court of Appeals issued its decision confirming the trial court's granting of KBR's motion for summary judgment. While the Relator may file an application for writ of certiorari to the U.S. Supreme Court, we believe the chances of such a writ being granted are minimal. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2017, no amounts have been accrued.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014 the Department of Justice declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of December 31, 2017, no amounts have been accrued.

DOJ False Claims Act complaint - FKTC Containers. In November 2012, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois against KBR, FKTC and others, related to our settlement of delay claims by our subcontractor, FKTC, in connection with FKTC's provision of living trailers for the bed down mission in Iraq in 2003-2004. The DOJ alleged that KBR submitted false claims to the U.S. government for reimbursement of costs for FKTC's services, which the U.S. government alleges were inflated, unverified, not subject to an adequate price analysis and had been contractually assumed by FKTC. Our contractual dispute with the Army over this settlement has been ongoing since 2005. In March 2014, KBR's motion to dismiss was denied and in September 2014, the District Court granted FKTC's motion to dismiss for lack of personal jurisdiction. In December 2017, the DOJ filed a Motion for Voluntary Dismissal of the FKTC False Claims Act case, asking the District Court to dismiss with prejudice all claims in that lawsuit with the exception of the DOJ's alleged breach of contract claim. As to that claim, the motion asked that the dismissal be without prejudice, so that the related contract dispute before the ASBCA discussed below could proceed to completion. The District Court granted the DOJ's motion on December 22, 2017. KBR paid no sums in settlement and will now under LogCAP III contract be able to bill the government 80% of costs incurred in defending this litigation.

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its delay and disruption claims. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. On February 19, 2016, the ASBCA, at KBR’s request, lifted the stay and has allowed KBR to proceed with its contract claim for the costs withheld. We tried our contract appeal in September 2017. Post-hearing briefing is complete and we anticipate that the Board will schedule oral argument in the near future.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, we submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of December 31, 2017, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery will be ongoing through 2018 and we expect a trial in early 2019.

Note 17. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
In re KBR, Inc. Securities Litigation. Lead plaintiffs, Arkansas Public Employees Retirement System and IBEW Local 58/NECA Funds, sought class action status on behalf of our shareholders, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, our former chief executive officer, our previous two former chief financial officers, and our former chief accounting officer, arising out of the restatement of our 2013 annual financial statements, and seek undisclosed damages. We reached an agreement to settle this case as of January 11, 2017 and accrued the proposed settlement amount as of December 31, 2016 in "Other current liabilities" on our consolidated balance sheets, net of insurance proceeds, which did not have a material impact on our financial statements. On August 24, 2017, the Court granted final approval of the settlement and terminated the case.

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

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP resolving this dispute. The settlement provided for a cash payment to Commisa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is now resolved, and all amounts were paid by PEP in April 2017. As a result of the final settlement, we recognized additional revenues and gross profit of $35 million during the three months ended June 30, 2017.

Other Matters

Unaoil Investigation. The DOJ, SEC, and the SFO are conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR, whose interactions with Unaoil are a subject of those investigations. KBR believes it is cooperating with the DOJ, SEC, and the SFO in their investigations, including through the voluntary submission of information and responding to formal document requests.

In re KBR, Inc. Securities Litigation. On October 20, 2017, lead plaintiffs filed an amended consolidated complaint asserting violations of the federal securities laws in connection with KBR's disclosures associated with the U.K. Serious Fraud Office's ("SFO") investigations of KBR and its affiliates relating to Unaoil. The Company and individual defendants filed a motion to dismiss the lawsuit on December 4, 2017. Briefing on the motion to dismiss was filed on February 19, 2018. At this time we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Tisnado vs DuPont, et al, In May 2016, KBR was served with a Fourth Amended Petition in Intervention and was brought into a lawsuit which was originally filed on November 14, 2014, in the 11th Judicial District Court of Harris County, Texas. This suit was brought by the family members of persons who died in an incident at the DuPont plant in LaPorte, Texas. KBR has filed an Answer to the Petition, denying the plaintiffs' claims and asserting affirmative defenses. We reached a settlement with the plaintiffs in 2018. This settlement was covered by insurance and did not have a material impact to our financial statements. This matter is now resolved.

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

We had been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. All of these matters have been settled or resolved and as of December 31, 2017 we have not been named in any additional matters.

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

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $139 million, $154 million and $155 million in 2017, 2016 and 2015, respectively. The current portion of deferred rent of $4 million and $4 million at December 31, 2017 and 2016, respectively, is recorded in "Other current liabilities" on our consolidated balance sheets and the noncurrent deferred rent of $99 million and $103 million at December 31, 2017 and 2016, respectively, is recorded in "Other liabilities" on our consolidated balance sheets.

Future total rental payments on noncancelable operating leases are as follows:

Dollars in millions	Future rental payments (a)
2018	$86
2019	$70
2020	$57
2021	$48
2022	$41
Beyond 2022	$263

(a)	Amounts presented are net of subleases.

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2017, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $42 million, comprised of $8 million included in "Accrued salaries, wages and benefits," $9 million included in "Other current liabilities" and $25 million included in "Other liabilities" all on our consolidated balance sheets. As of December 31, 2016, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $49 million, comprised of $9 million included in "Accrued salaries, wages and benefits," $15 million included in "Other current liabilities" and $25 million included in "Other liabilities" all on our consolidated balance sheets.

Note 18. Ichthys LNG Project

We have a 30% interest in the JKC JV, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (Ichthys LNG Project). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.

JKC has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against JKC for recovery of costs and extensions of time in order to progress the works under the scope of their respective contracts due to a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, JKC has incurred costs related to scope increases and other factors, and has made claims to its client for matters for which JKC believes reimbursement is entitled under the contract.

As discussed below, the additional costs associated with these various claims and related issues have been included in determining profit at completion and have resulted in a reduction to our percentage of completion progress for the year ended December 31, 2017. Estimated recoveries associated with the additional change orders, customer claims, and claims against suppliers and subcontractors, which are less than the estimated additional costs, have also been included in determining estimated profit at completion. Further, there are additional claims we believe that we, or our joint venture, is entitled to recover from the client and subcontractors related to additional project costs which have been excluded from estimated revenues at completion as appropriate under U.S. GAAP.

Cost Reimbursable Scope

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the reimbursable portion of the contract between JKC and its client. However, the client has disputed some of these contract price adjustments and change orders. Those disputed change orders remain unapproved. In order to facilitate the continuation of work under the contract while we work to resolve this dispute, the client agreed to a contractual mechanism (“Deed of Settlement”) in 2016 providing funding in the form of an interim contract price adjustment to JKC for settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client reserved their rights under this funding mechanism, those unapproved change orders have accordingly been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Deed of Settlement by the client.

If JKC's claims against its client which were funded under the Deed of Settlement remain unresolved by December 31, 2020, JKC will be required to refund sums funded by the client under the terms of the Deed of Settlement. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded. While JKC continues to pursue settlement of these disputes with the client, JKC has initiated proceedings and is planning other arbitrations against the client to resolve these open reimbursable supplier and subcontractor claims prior to December 31, 2020.

Our proportionate share of the total amount of the contract price adjustments under the Deed of Settlement, included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above is $177 million for the year ended December 31, 2017.

In September and October 2017, additional change orders pertaining to suppliers and subcontractors under the cost reimbursable portion of the contract were presented to the client. The client funded these change orders, but did not formally approve them as contract price adjustments and have reserved their rights. JKC in turn settled these change orders with the associated suppliers and subcontractors. The formal contract price adjustment for these settlements remained pending at December 31, 2017, but there is no requirement to refund these amounts to the client by a date certain, unlike amounts funded under the Deed of Settlement.

There has been deterioration of paint on certain exterior areas of the plant. The client has requested, and is funding, paint remediation for a portion of the facilities. JKC and its client have not yet resolved what portions of other affected areas will need to be remediated. JKC’s profit estimate at completion includes those revenues and costs for remediation activities that it has been directed to perform and are being funded.

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 which provided some basis for determination of the TRC amount and the TRC Fee. JKC has included an estimate for the TRC Fee in its determination of profit at completion at December 31, 2017 based on the contract provisions and the decision from the December 2017 arbitration.

If the above matters are not resolved for the amounts recorded, or to the extent JKC is unsuccessful in retaining amounts paid to it under the Deed of Settlement and other funding mechanisms used by the Client, we would be responsible for our pro-rata portion of any additional costs and refunded sums in excess of the final adjusted contract price, which could have a material adverse effect on our results of operations, financial position and cash flows. Additionally, to the extent the client does not continue to provide adequate funding for project activities prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of JKC in the near term which could have a material adverse effect on our financial position and cash flows.

Fixed-Price Scope

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of a combined cycle power plant (Power Plant). The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant. JKC believes the Consortium breached its contract and repudiated is obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC was in repudiatory breach of the contract. JKC has responded to this request, denying JKC committed any breach of its contract with the Consortium and restated its claim that the Consortium breached and repudiated its contract with JKC and is furthermore liable to JKC for all costs to complete the Power Plant.

JKC prevailed in a legal action against the Consortium requiring the return of materials, drawings and tools following their unauthorized removal from the site. JKC discovered incomplete and defective engineering designs, defective workmanship on the site, missing, underreported and defective materials; and the improper termination of key vendors/suppliers. As a result, project progress claimed by the Consortium was over reported. JKC has evaluated the cost to complete the Consortium's work, which significantly exceeds the awarded fixed-price subcontract value. JKC cost to complete the Power Plant includes re-design efforts, additional materials and significant re-work represent estimated recoveries of claims against suppliers and subcontractors and have been included in JKC's estimate to complete the Consortium's remaining obligations.

JKC is pursuing recourse against the Consortium to recover all of the costs to complete the Power Plant, plus the additional interest, liquidated damages and other related costs, by means inclusive of calling bank guarantees (bonds) and parent guarantees provided by the Consortium partners. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract.

The estimated costs to complete the Power Plant have resulted in a reduction to our percentage of completion progress for the year ended December 31, 2017. Estimated costs to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium.

On November 30, 2017, JKC made a notification of claim to the Consortium in the amount of $1.7 billion for recovery of these expected costs.

To the extent JKC is unsuccessful in prevailing in the Arbitration and in recovering costs to complete the Power Plant, we would be responsible for our pro-rata portion of unrecovered costs from the Consortium. This could have a material adverse impact on the profit at completion of the contract and thus on our consolidated statements of operations, financial position and cash flow. Additionally, to the extent JKC does not resolve this matter with the Consortium in the near term, the joint venture partners will be required to fund JKC's completion of the combined cycle power plant which could have a material adverse effect on our financial position and cash flows.

Our proportionate share of unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors related to JKC included in determining estimated profit at completion of the contract are included in the amounts disclosed in Note 7 to our consolidated financial statements.

JKC intends to vigorously pursue approval and collection of amounts under all unapproved change orders and claims, as well as resolution of contingencies within reserved amounts with subcontractors and the client. Further, there are additional claims that JKC believes it is entitled to recover from its client and from subcontractors which have been excluded from estimated revenue and profit at completion as appropriate under U.S. GAAP. It is anticipated that these commercial matters may not be resolved in the near term.

Note 19. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2014	$935	$2,091	$439	$(712)	$(876)	$(7)
Acquisition of non controlling interest	(40)	(40)	—	—	—	—
Share-based compensation	18	18	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(47)	—	(47)	—	—	—
Repurchases of common stock	(62)	—	—	(62)	—	—
Issuance of ESPP shares	5	—	—	5	—	—
Distributions to noncontrolling interests	(28)	—	—	—	—	(28)
Other noncontrolling interests activity	(3)	—	—	—	—	(3)
Net income	226	—	203	—	—	23
Other comprehensive income, net of tax	47	—	—	—	45	2
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	18	18	—	—	—	—
Tax benefit decrease related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(46)	—	(46)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income (loss)	(51)	—	(61)	—	—	10
Other comprehensive income (loss), net of tax	(219)	—	—	—	(219)	—
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Acquisition of non controlling interest	(8)	(8)	—	—	—	—
Share-based compensation	12	12	—	—	—	—
Dividends declared to shareholders	(45)	—	(45)	—	—	—
Repurchases of common stock	(53)	—	—	(53)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Investments by noncontrolling interests	1	—	—	—	—	1
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Net income	442	—	434	—	—	8
Other comprehensive income (loss), net of tax	128	—	—	—	129	(1)
Balance at December 31, 2017	$1,221	$2,091	$877	$(818)	$(921)	$(8)

Accumulated other comprehensive loss, net of tax

	December 31,
Dollars in millions	2017	2016	2015
Accumulated foreign currency translation adjustments, net of tax of $4, $(2) and $1	$(258)	$(262)	$(269)
Pension and post-retirement benefits, net of tax of $227, $254 and $209	(660)	(785)	(560)
Changes in fair value of derivatives, net of tax of $0, $0 and $0	(3)	(3)	(2)
Total accumulated other comprehensive loss	$(921)	$(1,050)	$(831)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Pension and post-retirement benefits	Changes in fair value of derivatives	Total
Balance as of December 31, 2015	$(269)	$(560)	$(2)	$(831)
Other comprehensive income adjustments before reclassifications	7	(249)	—	(242)
Amounts reclassified from accumulated other comprehensive income	—	24	(1)	23
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	4	100	1	105
Amounts reclassified from accumulated other comprehensive income	—	25	(1)	24
Balance at December 31, 2017	$(258)	$(660)	$(3)	$(921)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Dollars in millions	December 31, 2017	December 31, 2016	Affected line item on the Consolidated Statements of Operations
Pension and post-retirement benefits
Amortization of actuarial loss (a)	$(31)	$(29)	See (a) below
Tax benefit (expense)	6	5	Provision for income taxes
Net pension and post-retirement benefits	$(25)	$(24)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 13 to our consolidated financial statements for further discussion.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2015	175.1
Common stock issued	0.8
Balance at December 31, 2016	175.9
Common stock issued	0.7
Balance at December 31, 2017	176.6

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2015	33.0	$769
Treasury stock acquired, net of ESPP shares issued	0.1	—
Balance at December 31, 2016	33.1	769
Treasury stock acquired, net of ESPP shares issued	3.4	49
Balance at December 31, 2017	36.5	$818

Dividends

We declared dividends totaling $45 million and $46 million in 2017 and 2016, respectively. As of December 31, 2017 and 2016, we had accrued dividends payable of $11 million and $12 million included in "Other current liabilities" on our consolidated balance sheets.

Note 20. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding common shares, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2017, $160 million remain available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of common shares and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash and the authorization does not have an expiration date.

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

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. Stock and Incentive Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year ending December 31, 2017
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	3,310,675	$14.93	$49
Repurchases under the existing share maintenance program	34,691	14.93	1
Withheld to cover shares	190,838	15.57	3
Total	3,536,204	$14.96	$53

	Year ending December 31, 2016
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	n/a	$—
Repurchases under the existing share maintenance program	—	n/a	—
Withheld to cover shares	249,891	14.93	4
Total	249,891	$14.93	$4

Note 21. Share-based Compensation and Incentive Plans

Stock Plans

In 2017, 2016 and 2015 share-based compensation awards were granted to employees under KBR share-based compensation plans.

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

At December 31, 2017, approximately 6.5 million shares were available for future grants under the KBR Stock Plan, of which approximately 3.9 million shares remained available for restricted stock awards or restricted stock unit awards.

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

The total number of stock options granted and the assumptions used to determine the fair value of granted options in 2015 were as follows:

Year ending
December 31,
KBR stock options assumptions summary	2015
Granted stock options (shares in millions)	1.1
Weighted average expected term (in years)	5.5
Weighted average grant-date fair value per share	$4.91

There were no stock options granted in 2017 or 2016

	Year ending December 31,
KBR stock options range assumptions summary	2015
	Range
	Start	End
Expected volatility range	33.92%	39.65%
Expected dividend yield range	1.15%	2.13%
Risk-free interest rate range	1.46%	2.12%

For KBR stock options granted in 2015, the fair value of options at the date of grant was estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2017.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	2,735,606	$23.81	5.89	$2.40
Granted	—	—
Exercised	(82,256)	13.46
Forfeited	(42,110)	16.99
Expired	(260,240)	26.27
Outstanding at December 31, 2017	2,351,000	$23.99	4.87	$4.60
Exercisable at December 31, 2017	2,115,951	$24.81	4.61	$3.80

The total intrinsic values of options exercised for the years ended December 31, 2017, 2016 and 2015 were $0.4 million, $0.1 million and $0.3 million, respectively. As of December 31, 2017, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. Stock option compensation expense was $1 million in 2017, $3 million in 2016 and $5 million in 2015.  Total income tax benefit recognized in net income for share-based compensation arrangements was $0 million in 2017, $1 million in 2016 and $2 million in 2015.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2017 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2016	1,234,518	$16.75
Granted	740,320	15.11
Vested	(635,364)	18.03
Forfeited	(154,640)	15.91
Nonvested shares at December 31, 2017	1,184,834	$15.15

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2017, 2016 and 2015 was $15.11, $13.94 and $16.66, respectively. Restricted stock compensation expense was $11 million for 2017, $15 million for 2016 and $13 million for 2015.  Total income tax benefit recognized in net income for share-based compensation arrangements during 2017, 2016 and 2015 was $4 million, $5 million, and $5 million, respectively. As of December 31, 2017, there was $11 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.80 years. The total fair value of shares vested was $10 million in 2017, $11 million in 2016 and $9 million in 2015 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $11 million in 2017, $19 million in 2016 and $14 million in 2015 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $3 million recorded to cost of revenues and $9 million to general and administrative expenses on our consolidated statements of operations. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31,
Dollars in millions	2017	2016	2015
Share-based compensation	$12	$18	$18
Income tax benefit recognized in net income for share-based compensation	$4	$6	$7
Incremental compensation cost	$—	$8	$2

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the Company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2017, 2016 and 2015, performance is based 50% on average Total Shareholder Return ("TSR"), as compared to the average TSR of KBR’s peers, and 50% on KBR’s Job Income Sold ("JIS"). In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The JIS calculation is based on the Company's JIS earned at a target level averaged over a three year period. The JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2017, we granted 19 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2017 to December 31, 2019. In 2016, we granted 22 million Cash Performance Awards with a three-year performance period from January 1, 2016 to December 31, 2018. In 2015, we granted 22 million Cash Performance Awards with a three-year performance period from January 1, 2015 to December 31, 2017. Cash Performance Awards forfeited, net of previous plan payout, totaled 5 million units, 9 million units, and 15 million units during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the outstanding balance for Cash Performance Awards is 47 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2017, 2016 and 2015, we recognized $22 million, $5 million and $3 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $17 million recorded within "Accrued salaries, wages and benefits" and $15 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2017. The liability for Cash Performance Awards was $9 million as of December 31, 2016 and was recorded in "Employee compensation and benefits" on our consolidated balance sheets.

KBR Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2017 and 2016, our employees purchased approximately 173,000 and 190,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 22. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Shares in millions	2017	2016	2015
Basic weighted average common shares outstanding	141	142	144
Stock options and restricted shares	—	—	—
Diluted weighted average common shares outstanding	141	142	144

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was $3.0 million, or $0.02 per share for fiscal year 2017, none for fiscal year 2016 and $1.7 million, or $0.01 per share for fiscal year 2015. The diluted earnings (loss) per share calculation did not include 2.1 million, 3.0 million and 3.4 million antidilutive weighted average shares for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 23. Financial Instruments and Risk Management

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

As of December 31, 2017, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $66 million, all of which had durations of 10 days or less. We also had approximately $21 million (gross notional value) of cash flow hedges which had durations of 31 months or less.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our consolidated balance sheets was immaterial at December 31, 2017 and 2016, respectively. These fair values are considered Level 2 under ASC 820 - Fair Value Measurement as they are based on quoted prices directly observable in active markets.

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

	Years ended December 31,
Gains (losses) dollars in millions	2017	2016
Balance Sheet Hedges - Fair Value	$5	$(7)
Balance Sheet Position - Remeasurement	(16)	27
Net	$(11)	$20

Interest rate risk. Certain of our unconsolidated subsidiaries and joint ventures are exposed to interest rate risk through their variable rate borrowings. This variable rate exposure is managed with interest rate swaps. The unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint ventures was immaterial as of December 31, 2017, 2016 and 2015, respectively.

Note 24. Recent Accounting Pronouncements

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. This ASU is intended to clarify the accounting treatment when there are changes to the terms or conditions of a share based payment award. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

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
Our approach included a detailed review of contracts representative at each of our business segments and comparing historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we also developed a comprehensive change management plan to guide the implementation.
We will adopt the requirements of the new standard effective January 1, 2018, by recognizing the net cumulative effect of initially applying the new standard as a decrease to the opening balance of retained earnings. We expect this adjustment to be less than $50 million. The impacts of adoption primarily relate to: similar contracts that were previously accounted for on a milestone basis are now recorded over time using cost-to-cost percentage of completion methodology, contracts that were accounted for using labor hour based percentage of completion basis are now accounted for using cost-to-cost percentage of completion methodology, and certain deliverables that were considered separate deliverables are now accounted for as a part of a single performance obligation.
Other than the effects of impacts described above, we do not expect the standard to have a material impact on our consolidated balance sheet. The impacts of adoption primarily relate to: reclassifications of amounts between "Accounts receivable, net of allowance for doubtful accounts" and "Costs and estimated earnings in excess of billings on uncompleted contracts" based on whether an unconditional rights to consideration has been established or not, and the deferral of costs incurred and revenue received to fulfill a contract which were previously recorded in income in the period incurred or received but under the new standard will generally be capitalized and amortized over the period of contract performance.
We have availed the SEC exemption relating to deferring the Application of ASC Topic 606 to certain unconsolidated joint ventures until January 1, 2019.

Note 25. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 is presented in the following table. In the following table, the sum of basic and diluted “Net income (loss) attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2017
Total revenues	$1,106	$1,094	$1,034	$937	$4,171
Gross profit	82	108	87	65	342
Equity in earnings of unconsolidated affiliates	9	32	23	8	72
Operating income	63	103	73	27	266
Net income (a)	38	79	47	278	442
Net income attributable to noncontrolling interests	(1)	(2)	(2)	(3)	(8)
Net income attributable to KBR (a)	37	77	45	275	434
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.26	$0.54	$0.32	$1.94	$3.06
Net income attributable to KBR per share—Diluted	$0.26	$0.54	$0.32	$1.94	$3.06

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2016
Total revenues	$996	$1,009	$1,073	$1,190	$4,268
Gross profit (loss) (b)	68	74	(36)	6	112
Equity in earnings of unconsolidated affiliates	29	33	19	10	91
Operating income (loss) (b)	65	63	(67)	(33)	28
Net income (loss)	45	47	(57)	(86)	(51)
Net income attributable to noncontrolling interests	(3)	—	(6)	(1)	(10)
Net income (loss) attributable to KBR	42	47	(63)	(87)	(61)
Net income (loss) attributable to KBR per share:
Net income (loss) attributable to KBR per share—Basic	$0.30	$0.32	$(0.44)	$(0.61)	$(0.43)
Net income (loss) attributable to KBR per share—Diluted	$0.30	$0.32	$(0.44)	$(0.61)	$(0.43)

(a)
Net income and Net income attributable to KBR in the fourth quarter of 2017 were favorably impacted by a release of a valuation allowance of $223 million on the basis of management's reassessment of the amount of its U.S. deferred tax assets that are more likely than not to be realized and an $18 million favorable impact related to the Tax Act. See Note 15 to our consolidated financial statements.

(b)
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

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During fiscal year 2017, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standards.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Houston, Texas
February 23, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 53 of this annual report.
2.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

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

*10.10+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.11+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 1-33146)

10.12+
KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.10 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.13+
KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.11 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

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

10.20+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.21+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.22+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.23+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.24+
Form of revised KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.25+
Form of revised Nonstatutory Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.26+
Form of revised Restricted Stock Unit Agreement (U.S. Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.27+
Form of Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.28+
Form of Restricted Stock Unit Agreement (U.S. Employee - 3 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.39 to KBR’s annual report on Form 10-K/A for the fiscal year ended December 31, 2014; File No. 1-33146)

10.29+
Form of KBR Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.40 to KBR’s Form annual report on 10-K for the year ended December 31, 2014; File No. 1-33146)

10.30+
Form of revised Performance Award Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2015; File No. 1-33146)

10.31+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.32+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.33+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.34+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.35+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.36+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146

10.37+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146

10.38+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146

10.39+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146

10.40+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146

10.41+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 26, 2008; File No. 1-33146)

10.42+
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

10.46+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 12, 2016; File No. 1-33146)

*10.47+	Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.48+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.49+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.50+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.51+	Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Interactive data files

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2018

KBR, INC.
(Registrant)

By:	/s/ Stuart Bradie
Stuart Bradie
President and Chief Executive Officer

Dated: February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart Bradie	Principal Executive Officer,
Stuart Bradie	President, Chief Executive Officer and Director

/s/ Mark Sopp	Principal Financial Officer,
Mark Sopp	Executive Vice President and Chief Financial Officer

/s/ Raymond L. Carney	Principal Accounting Officer,
Raymond L. Carney	Vice President and Chief Accounting Officer

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ James R. Blackwell	Director
James R. Blackwell

/s/ Loren K. Carroll	Director
Loren K. Carroll

/s/ Jeffrey E. Curtiss	Director
Jeffrey E. Curtiss

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Wendy M. Masiello	Director
Wendy M. Masiello

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Umberto della Sala	Director
Umberto della Sala

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts
The table below presents valuation and qualifying accounts for continuing operations.

(Dollars in Millions)		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2017:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$14	$—	$—		$(2	) (a)	$12
Reserve for losses on uncompleted contracts	$63	$4	$—		$(52)		$15
Reserve for potentially disallowable costs incurred under government contracts	$64	$1	$—		$(14)		$51
Year ended December 31, 2016:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$17	$(2)	$—		$(1	) (a)	$14
Reserve for losses on uncompleted contracts	$60	$331	$—		$(328)		$63
Reserve for potentially disallowable costs incurred under government contracts	$50	$10	$6	(b)	$(2)		$64
Year ended December 31, 2015:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$19	$2	$—		$(4	) (a)	$17
Reserve for losses on uncompleted contracts	$159	$69	$—		$(168)		$60
Reserve for potentially disallowable costs incurred under government contracts	$74	$—	$3	(b)	$(27)		$50

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves have been recorded as reductions of revenues, net of reserves no longer required.

See accompanying report of independent registered public accounting firm.