Form 10-Q
period 2018-03-31
KBR, INC.
filed 2018-04-27
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

As of April 12, 2018, there were 140,625,084 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2017 Annual Report on Form 10-K contained in Part I under "Risk Factors" and in this Quarterly Report on Form 10-Q in Part II under "Risk Factors."

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

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIE	Billings in excess of costs and estimated earnings on uncompleted contracts
CAS	Cost Accounting Standards
CIE	Costs and estimated earnings in excess of billings on uncompleted contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
E&C	Engineering & Construction
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
EPIC	EPIC Piping LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FEED	Front end engineering and design
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Services
GTL	Gas to liquids
HETs	Heavy equipment transporters
HS	Hydrocarbons Services
HTSI	Honeywell Technology Solutions Inc.
ICC	International Chamber of Commerce
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums for Record
MoD	Ministry of Defense

Acronym	Definition
NCI	Noncontrolling interests
PFIs	Privately financed initiatives and projects
PIC	Paid-in capital
PLOC	Performance Letter of Credit facility
PPE	Property, Plant and Equipment
PSC	Private Security Contractor
RIO	Restore Iraqi Oil
SEC	U.S. Securities and Exchange Commission
SFO	U.K. Serious Fraud Office
TSA	Transition Service Agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VAT	Value-added tax
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$1,038	$1,106
Cost of revenues	(957)	(1,024)
Gross profit	81	82
Equity in earnings of unconsolidated affiliates	23	9
General and administrative expenses	(35)	(32)
Acquisition and integration related costs	(3)	—
Gain on disposition of assets	—	4
Gain on consolidation of Aspire entities	115	—
Operating income	181	63
Interest expense	(6)	(5)
Other non-operating expense	(2)	(7)
Income before income taxes and noncontrolling interests	173	51
Provision for income taxes	(34)	(13)
Net income	139	38
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to KBR	$138	$37
Net income attributable to KBR per share:
Basic	$0.98	$0.26
Diluted	$0.97	$0.26
Basic weighted average common shares outstanding	140	143
Diluted weighted average common shares outstanding	140	143
Cash dividends declared per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$139	$38
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(2)	14
Reclassification adjustment included in net income	5	—
Foreign currency translation adjustments, net of taxes of $(1) and $4	3	14
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—
Reclassification adjustment included in net income	6	6
Pension and post-retirement benefits, net of taxes of $(1) and $(2)	6	6
Other comprehensive income, net of tax	9	20
Comprehensive income	148	58
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to KBR	$147	$57
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$486	$439
Accounts receivable, net of allowance for doubtful accounts of $12 and $12	810	510
Contract assets	235	383
Other current assets	102	93
Total current assets	1,633	1,425
Claims and accounts receivable	106	101
Property, plant, and equipment, net of accumulated depreciation of $336 and $329 (including net PPE of $43 and $34 owned by a variable interest entity)	142	130
Goodwill	1,011	968
Intangible assets, net of accumulated amortization of $128 and $122	486	239
Equity in and advances to unconsolidated affiliates	566	387
Deferred income taxes	289	300
Other assets	131	124
Total assets	$4,364	$3,674
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$475	$350
Contract liabilities	502	368
Accrued salaries, wages and benefits	186	186
Nonrecourse project debt	11	10
Other current liabilities	146	157
Total current liabilities	1,320	1,071
Pension obligations	392	391
Employee compensation and benefits	102	118
Income tax payable	86	85
Deferred income taxes	81	18
Nonrecourse project debt	29	28
Revolving credit agreement	540	470
Deferred income from unconsolidated affiliates	—	101
Other liabilities	183	171
Total liabilities	2,733	2,453
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized,177,169,755 and 176,638,882 shares issued, and 140,624,668 and 140,166,589 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,094	2,091
Accumulated other comprehensive loss	(912)	(921)
Retained earnings	1,148	877
Treasury stock, 36,545,087 shares and 36,472,293 shares, at cost	(818)	(818)
Total KBR shareholders’ equity	1,512	1,229
Noncontrolling interests	119	(8)
Total shareholders’ equity	1,631	1,221
Total liabilities and shareholders’ equity	$4,364	$3,674
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$139	$38
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13	13
Equity in earnings of unconsolidated affiliates	(23)	(9)
Deferred income tax expense	25	5
Gain on consolidation of Aspire entities	(115)	—
Other	11	6

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(134)	38
Contract assets	(44)	4
Accounts payable	63	(75)
Contract liabilities	(32)	(124)
Accrued salaries, wages and benefits	2	16
Reserve for loss on uncompleted contracts	(3)	(22)
Payments from unconsolidated affiliates, net	1	1
Distributions of earnings from unconsolidated affiliates	1	14
Income taxes payable	12	6
Pension funding	(10)	(9)
Subcontractor advances	(1)	—
Net settlement of derivative contracts	3	(2)
Other assets and liabilities	(38)	(15)
Total cash flows used in operating activities	$(130)	$(115)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(9)	$(3)
Payments for investments in equity method joint ventures	(72)	—
Acquisition of businesses, net of cash acquired	—	2
Increase in cash due to consolidation of Aspire entities	205	—
Other	1	—
Total cash flows provided by (used in) investing activities	$125	$(1)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Payments to reacquire common stock	$(2)	$(2)
Acquisition of noncontrolling interest	(6)	—
Distributions to noncontrolling interests	—	(1)
Payments of dividends to shareholders	(11)	(12)
Borrowings on revolving credit agreement	70	—
Other	—	—
Total cash flows provided by (used in) financing activities	$51	$(15)
Effect of exchange rate changes on cash	1	5
Increase (decrease) in cash and equivalents	47	(126)
Cash and equivalents at beginning of period	439	536
Cash and equivalents at end of period	$486	$410
Supplemental disclosure of cash flows information:
Cash paid for interest	$3	$6
Cash paid for income taxes (net of refunds)	$4	$3
Noncash financing activities
Dividends declared	$11	$12
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

Principles of Consolidation

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 12 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

Amounts classified as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts" on the consolidated balance sheets of our Annual Report on Form 10-K for the year ended December 31, 2017 have been reclassified as "Contract assets" and "Contract liabilities" on the condensed consolidated balance sheets.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.

Segment Reorganization

We are changing the name of our Engineering & Construction segment to the "Hydrocarbons Services" segment. This change reflects strategic shifts we have made in this business over recent years to evolve to more recurring and reimbursable engineering, consulting and industrial maintenance services, coupled with our de-emphasis in engaging in fixed price EPC projects except for those that fit within our commercial discipline.

Effective January 1, 2018, we changed the structure of our internal organization in a manner that caused our consulting business to be moved from the Technology & Consulting business segment to the Hydrocarbons Services (formerly E&C) business segment. As of January 1, 2018, our segments consist of the following five reportable segments:

•	Government Services

•	Technology

•	Hydrocarbons Services

•	Non-Strategic Business

•	Other

See Note 3 to our condensed consolidated financial statements for further discussion on our segments. We have presented our segment results reflecting these changes for all periods presented. In conjunction with the change in segments, the Company evaluated its goodwill associated with the technology and consulting reporting units using Level 3 fair value inputs, and no impairment indicators were identified.

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

Adoption of New Accounting Standards

ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606. On January 1, 2018, we adopted ASC Topic 606 and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. See Note 2 for a description of our accounting policy resulting from adoption of ASC 606.

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:

	Balance at	Adjustments Due to	Balance at
Dollars in millions	December 31, 2017	ASC 606	January 1, 2018
Assets
Accounts receivable	$510	$157	$667
Contract assets	383	(191)	192
Other current assets	93	5	98
Equity in and advances to unconsolidated affiliates	387	87	474
Deferred income taxes	300	(6)	294
Other assets	124	1	125

Liabilities
Contract liabilities	368	9	377
Deferred income from unconsolidated affiliates	101	(101)	—
Other liabilities	171	1	172

Equity
Retained Earnings	877	144	1,021

The impact of adoption on our consolidated statement of operations, balance sheet and cash flows for the period ended March 31, 2018 was as follows:

	For the period ended March 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$1,038	$1,036	$2
Income before income taxes and noncontrolling interests	173	172	1
Net income	139	138	1

EPS
Basic	$0.98	$0.97	$0.01
Diluted	$0.97	$0.97	$—

	As of March 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable	$810	$601	$209
Contract assets	235	446	(211)
Other current assets	102	98	4
Equity in and advances to unconsolidated affiliates	566	562	4
Deferred income taxes	289	296	(7)

Liabilities
Contract liabilities	502	550	(48)
Deferred income from unconsolidated affiliates	—	104	(104)

Equity
Retained earnings	1,148	1,000	148
Accumulated other comprehensive loss	(912)	(915)	3

	For the period ended March 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Net income	$139	$138	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(23)	(23)	—
Deferred income tax (benefit) expense	25	25	—

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowances for doubtful accounts	(134)	74	(208)
Contract assets	(44)	(255)	211
Contract liabilities	(32)	(28)	(4)
Other assets and liabilities	(38)	(38)	—
Total cash flows used in operating activities	(130)	(130)	—

The impacts of adoption were primarily related to: (1) conforming our contracts recorded over time from previously acceptable methods to the cost-to-cost percentage of completion methodology, (2) combining certain deliverables that were previously considered separate deliverables into a single performance obligation as defined by ASC 606, and (3) separating certain contracts that were previously considered one deliverable into multiple performance obligations.

The impacts of adoption on our opening balance sheet were primarily related to: reclassification of amounts between "Accounts receivable, net of allowance for doubtful accounts" and "Contract assets" based on whether an unconditional right to consideration has been established or not, and the deferral of costs incurred and payments received to fulfill a contract which were previously recorded in income in the period incurred or received but under the new standard will generally be capitalized and amortized over the period of contract performance.

In connection with the consolidation of certain previously unconsolidated VIEs associated with the Aspire Defence project in the first quarter of 2018, we elected to early adopt ASC 606 for each of the Aspire Defence project joint ventures effective January 1, 2018. As a result of the adoption by the Aspire Defence Limited joint ventures, we identified multiple performance obligations associated with the project deliverables that were previously accounted for as a single deliverable under its contract with the MoD. In addition to the above impacts of adoption on revenue and gross margin, the cumulative effect of the adoption by Aspire Defence Limited resulted in sufficient additional income that had been previously recorded as "Deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets in the amount of $101 million which was reversed and included in the cumulative effect adjustment. Also, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence project joint ventures. See Note 12 for further discussion of the Aspire Defence project. Except for the Aspire Defence project joint ventures, we have availed the SEC exemption relating to deferring the application of ASC Topic 606 to our remaining unconsolidated joint ventures until January 1, 2019.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are presented below:

	March 31,	December 31,
Dollars in millions	2018	2017
Reserve for estimated losses on uncompleted contracts (a)	$12	$15
Retainage payable	31	30
Income taxes payable	23	17
Restructuring reserve	7	9
Taxes payable not based on income	10	11
Value-added tax payable	14	13
Insurance payable	3	9
Dividend payable	11	11
Other miscellaneous liabilities	35	42
Total other current liabilities	$146	$157

(a)	See Note 3 to our condensed consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

Other Liabilities

Included in "Other liabilities" on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 is noncurrent deferred rent of $97 million and $99 million, respectively. Also included in "Other liabilities" is a payable to our former parent of $5 million as of March 31, 2018 and December 31, 2017, respectively.

Note 2. Significant Accounting Policies

Our significant accounting policies are detailed in "Note 1. Description of Company and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. The following section includes revised accounting policies related to the adoption of ASC Topic 606 and the separate presentation of acquisition and integration related costs.

Revenue Recognition

Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of control of the goods or services to the customer.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, which is mainly because we provide a significant service of integrating a complex set of tasks and components into a single project or capability. Contracts that cover multiple phases of the product lifecycle (development, construction and maintenance & support) are typically considered to have multiple performance obligations even when they are part of a single contract.

For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In cases where we do not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

We provide product warranties to customers that are included in the sale and are not priced or sold separately or do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. We do not consider these types of warranties to be separate performance obligations.

The following is a description of the principal activities from which we generate revenues by reportable segment:

Government Services

For most of government services, the customer contracts with us to provide support solutions to defense, space, aviation and other programs and missions through long-term service contracts. The performance obligations related to these long-term service contracts are primarily created through the issuance of task orders by the customer because a service contract generally does not meet the criteria to be considered a contract under ASC 606 since it does not obligate the customer to issue any task orders and could be canceled without substantive penalty under termination for convenience clauses. Accordingly, each task order releases us to perform specific portions of the overall scope in the service contract and is typically accounted for as a separate contract because the task order establishes the enforceable rights and obligations, and payment terms. Task orders can include option periods that may be approved by the customer at a later date depending on the customer's future needs and budget availability.

Many of our government services contracts include variable consideration consisting of base fees (a profit percentage applied to our cost) or award fees (additional consideration based on performance criteria, subject to final customer approval). Variable consideration can also arise from modifications to the scope of services resulting in unapproved change orders or customer claims. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, our performance, and all information (historical, current, and forecasted) that is reasonably available to us.

Many of our government services contracts are for labor at agreed per hour rates on a cost reimbursable basis to the customer. These contracts are accounted for as a series of distinct services because the labor is provided as a continuous service, each time increment of labor provided is distinct, the nature of the services provided is substantially the same, and the pattern of transfer is the same. In this type of contract, the entire amount of consideration is recognized as labor is provided.

We also enter into base operations support contracts to provide the resources to operate bases, installations, camps, and stations of military departments. Our base operations support contracts are either fixed price contracts or cost reimbursable contracts. For fixed price contracts, we recognize a fixed monthly fee as revenue as services are provided because the base operations represent a series of distinct services and our level of effort remains substantially the same from month to month. For cost reimbursable contracts, we bill the customer all direct costs incurred each month plus an agreed provisional rate for overhead and fee. Overhead and fee are finalized at a later date. For the purpose of revenue recognition of the variable elements of the contracts, we apply the variable consideration considerations described above.

Revenue on our other types of government services contracts is primarily recognized over time using the cost-to-cost input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress because it best depicts the transfer of assets to the customer which occurs as we incur costs on the contracts. Contract costs include actual direct project costs incurred and an allocation of our indirect costs.

Under the typical payment terms of our government services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones.

Hydrocarbons Services

For most of our hydrocarbons services projects, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability and are therefore accounted for as single performance obligations.

It is common for our hydrocarbons services contracts to contain incentive fees, performance bonuses, penalties (liquidated damages) or other provisions, including claims and change orders, that may either increase or decrease the transaction price.

Incentives and other performance bonuses generally are awarded upon achievement of certain performance metrics, program milestones or cost targets. Liquidated damage penalties in our contracts are generally capped at a percentage of the contract value. Liquidated damages may be related to schedule delays, typically calculated based on a daily rate, or tied to performance guarantees.

Substantially all of our performance obligations related to hydrocarbons services contracts are satisfied over time as work progresses. Typically, revenue is recognized over time using the cost-to-cost input measure to measure progress because it best depicts the transfer of goods and services to the customer which occurs as we incur costs on our contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bids and proposals and procurement.

Under the typical payment terms of our hydrocarbons services contracts, the customer makes advance payments as well as interim payments as work progresses. The advance payment generally is not considered a significant financing component as we normally expect to recognize the advance payments in revenue within a year of receipt as work progresses on the related performance obligation.

Technology

Our technology contracts consist primarily of licensing, basic engineering design (together, the "LBED"), proprietary equipment ("PEQ") or catalyst contracts. LBED contracts are combined into one performance obligation as they are entered into at the same time and the licensed technology requires engineering and design. We may further combine LBED and PEQ contracts into one performance obligation if the contracts were negotiated as a package with a single commercial objective, and the customer contracts with us to provide a significant service of integrating these distinct goods and services into a single project or capability.

It is common for our technology contracts to contain variable consideration including contingent milestone payments and penalties (liquidated damages) that may increase or decrease the transaction price. Contingent milestone payments are primarily related to decisions made by the customer after LBED has been completed, such as go or no-go decision on the project. Liquidated damage penalties in our technology contracts are typically calculated based on a weekly rate and are capped at a percentage of the contract value.

Substantially all of our performance obligations related to technology contracts are satisfied over time as work progresses. Typically, revenue is recognized over time using the cost-to-cost input measure to measure progress because it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance and are recognized as the performance obligation is satisfied.

Under the typical payment terms of our technology contracts, the customer makes advance payments as well as interim payments as work progresses and certain progress milestones are met. The advance payment generally is not considered a significant financing component as we normally expect to recognize the advance payments in revenue within a year of receipt as work progresses on the related performance obligation.

Contract Estimates

Contract Modifications

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly through a Company-wide disciplined project review process in which management reviews the progress and execution of our performance obligations and the estimate at completion (EAC). As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, among other variables.

We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

We account for contract modifications as a separate contract when the modification results in the promise to deliver additional goods or services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.

We estimate variable consideration at the most likely amount to which we expect to be entitled. Any variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, our performance, and all information (historical, current, and forecasted) that is reasonably available to us.

We allocate variable consideration entirely to a performance obligation or to a distinct good or service within a performance obligation if it relates specifically to our efforts to satisfy the performance obligation or transfer the distinct good or service, and the allocation depicts the amount of consideration to which we expect to be entitled.

Claims Against Vendors and Subcontractors

We include claims to vendors, subcontractors and others as a receivable and a reduction in recognized costs when enforceability of the claim is established by the contract and the amounts are reasonably estimable and probable of being recovered. The amounts are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred.

Our net revenue recognized from performance obligations satisfied in previous periods was immaterial to our financial statements for the three month period ended March 31, 2018.

On March 31, 2018, we had $9.9 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 25% of our remaining performance obligations as revenue within one year and the balance thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2018.

Accounts receivable

Accounts receivable are recorded based on contracted prices when we obtain an unconditional right to payment under the terms of our contracts.

We establish an allowance for doubtful accounts based on the assessment of our clients' willingness and ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.

Contract assets and liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the cost-to-cost method of revenue recognition. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not unconditional. Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

Retainage, included in contract assets, represents the amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our retainage excludes amounts withheld by the U.S. government on certain contracts. See Notes 10 and 16 to our condensed consolidated financial statements for our discussion on U.S. government receivables.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance payments and billings in excess of revenue recognized as current and deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in "Other liabilities" in our condensed consolidated balance sheets.

Acquisition and integration related costs

Acquisition and integration related costs consist of third party transaction expenses representing legal, consulting and investment banking-related costs that are direct, incremental costs incurred prior to the closing of an acquisition and costs incurred to integrate the operations of newly acquired businesses into the Company's existing infrastructure as well as other initiatives to combine the newly merged companies into new infrastructure.

Note 3. Business Segment Information

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technical services relating to government services, technology, and hydrocarbons services. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other," which includes our corporate expenses and general and administrative expenses not allocated to the other business segments.  Our business segments are described below:
Government Services. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our recent acquisitions, as described in Note 5 to our condensed consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.

Technology. Our Technology business segment combines KBR's proprietary technologies, equipment and catalyst supply and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. From early planning through scope definition, advanced technologies and project lifecycle support, KBR's Technology segment works closely with customers to provide the optimal approach to maximize their return on investment.
Hydrocarbons Services. Our HS business segment provides comprehensive project and program delivery capability globally. Our key capabilities leverage our operational and technical excellence as a global provider of EPC for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas (shallow-water, deep-water and subsea); floating solutions (FPUs, FPSO, FLNG & FSRU); maintenance services (via the “Brown & Root Industrial Services” brand); and consulting services provided under our three specialist consulting brands, Granherne, Energo and GVA.
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. All Non-Strategic Business projects are substantially complete. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above and would include any future activities that do not individually meet the criteria for segment presentation.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, and operating income (loss) by reporting segment. The prior year balances have been recast to reflect the change in segments as described in Note 1 to our condensed consolidated financial statements.
Operations by Reportable Segment

	Three Months Ended
	March 31,
Dollars in millions	2018	2017
Revenues:
Government Services	$677	$515
Technology	62	66
Hydrocarbons Services	299	499
Subtotal	1,038	1,080
Non-strategic Business	—	26
Total revenues	$1,038	$1,106
Gross profit (loss):
Government Services	$52	$37
Technology	16	14
Hydrocarbons Services	15	33
Subtotal	83	84
Non-strategic Business	(2)	(2)
Total gross profit (loss)	$81	$82
Equity in earnings of unconsolidated affiliates:
Government Services	$8	$9
Technology	—	—
Hydrocarbons Services	15	—
Subtotal	23	9
Non-strategic Business	—	—
Total equity in earnings of unconsolidated affiliates	$23	$9
Segment operating income (loss):
Government Services	$172	$40
Technology	15	13
Hydrocarbons Services	23	32
Other	(27)	(20)
Subtotal	183	65
Non-strategic Business	(2)	(2)
Total segment operating income (loss)	$181	$63

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

Changes in project-related estimates by business segment which significantly impacted operating income were as follows:

Hydrocarbons Services

There were no significant changes in project-related estimates during the three months ended March 31, 2018. We recognized changes to equity earnings as a result of various changes to estimates on the Ichthys LNG project during the three months ended March 31, 2017. See Notes 9 and 18 for a discussion of the matters impacting this project.

During 2016, we experienced weather delays as well as construction productivity rates less than previously expected on a downstream EPC project in the U.S. These issues delayed estimated completion of the project until 2018, which resulted in additional estimated costs to complete and recognition of liquidated damages which caused this project to become a loss project in the fourth quarter of 2016. There were no significant changes in estimated losses on this project during the three months ended March 31, 2018 or 2017. Included in the reserve for estimated losses on uncompleted contracts is $5 million and $9 million as of March 31, 2018 and December 31, 2017, respectively, related to this project. The EPC project was 94% complete as of March 31, 2018. Our estimated loss at completion represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of March 31, 2018.

Note 4. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line was as follows:

Three Months Ended
March 31,
Dollars in millions	2018
By Service / Product Types
Government Services
Science and Space	$78
Engineering	252
Logistics	347
Total Government Services	677

Hydrocarbons
Technology	62

Hydrocarbons Services
Onshore	238
Offshore	24
Industrial Services	23
Consulting	14
Total Hydrocarbons Services	299

Total Hydrocarbons	361

Total net revenue	$1,038

Government Services revenue earned from key U.S. Government customers including U.S. DoD agencies and NASA was $492 million for the three months ended March 31, 2018. Government Services revenue earned from non-U.S. Government customers including the U.K. MoD, the Australian Defence Force and others was $185 million for the three months ended March 31, 2018.

Revenue by geographic destination was as follows:

	Three Months Ended March 31, 2018
		Hydrocarbons
Total by Countries/Regions (a) Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
United States	$314	$6	$126	$446
Middle East	165	7	30	202
Europe	156	8	46	210
Australia	13	1	72	86
Canada	—	2	11	13
Africa	18	7	2	27
China	—	21	—	21
Other countries	11	10	12	33
Total net revenue	$677	$62	$299	$1,038
(a) Revenues by country/region are determined based on the location where goods and services are provided.

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended March 31, 2018
		Hydrocarbons
Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
Fixed Price	$218	$59	$56	$333
Cost Reimbursable	459	3	243	705
Total net revenue	$677	$62	$299	$1,038

Note 5. Acquisitions, Dispositions and Other Transactions

Sigma Bravo Pty Ltd Acquisition

During the fourth quarter of 2017, we acquired 100% of the outstanding common shares of Sigma Bravo Pty Ltd ("Sigma Bravo"). Sigma Bravo provides information management, technical support and training services as well as operational support to the Australian Defence Force.

The aggregate purchase price of the acquisition was $9 million. We recognized goodwill of $1 million arising from the acquisition, which relates primarily to customer relationships and future growth opportunities to expand services provided to the Australian Defence Force. None of the goodwill is deductible for income tax purposes. The final settlement of the working capital adjustment is expected in the second quarter of 2018. Accordingly, adjustments to the initial purchase accounting for the acquired net assets will likely be completed during the second quarter of 2018. This acquisition is reported within our Government Services business segment.

Consolidation of Aspire Defence Subcontracting Joint Ventures

We acquired control of the Aspire Defence subcontracting joint ventures as a result of Carillion plc ("Carillion") entering into compulsory liquidation on January 15, 2018. See Note 12 to our condensed consolidated financial statements for further discussion regarding these entities.

Subsequent Event

On April 25, 2018, we acquired 100% of the outstanding stock of Stinger Ghaffarian Technologies ("SGT"). Aggregate consideration for the acquisition was $355 million, subject to certain working capital and other purchase price adjustments set forth in the purchase asgreement. SGT is a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market. We funded the acquisition with borrowings under our new Senior Secured Credit Facilities that were entered into concurrently with the acquisition. See Note 14 to our condensed consolidated financial statements for information related to our new Senior Secured Credit Facilities. We recognized costs related to this acquisition of $2 million during the three months ended March 31, 2018, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations.

We will account for this transaction using the acquisition method under ASC 805, Business Combinations. Due to the limited time since the acquisition date, we have not completed the initial accounting for the acquisition.

Note 6. Cash and Equivalents

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

The components of our cash and equivalents balance are as follows:

	March 31, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$87	$77	$164
Short-term investments (c)	15	35	50
Cash and equivalents held in consolidated joint ventures	270	2	272
Total	$372	$114	$486

	December 31, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$112	$124	$236
Short-term investments (c)	82	60	142
Cash and equivalents held in consolidated joint ventures	59	2	61
Total	$253	$186	$439

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 7. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	March 31, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Services	$194	$321	$515
Technology	—	34	34
Hydrocarbons Services	69	188	257
Subtotal	263	543	806
Non-strategic Business	4	—	4
Total	$267	$543	$810

As a result of the adoption of ASC 606 on January 1, 2018, unbilled accounts receivable is classified in "Accounts receivable" in our condensed consolidated balance sheets as it represents the amounts that have been recorded in revenue based on contracted prices for which we have obtained an unconditional right to payment under the terms of our contracts. Retainage is now recorded in "Contract Assets" in our condensed consolidated balance sheets when the right to payment of the retainage is conditional under the terms of our contracts. Prior to the adoption of ASC 606, unbilled accounts receivables were classified as "Costs and estimated earnings in excess of billings on uncompleted contracts" and retainage was classified within "Accounts receivable".

	December 31, 2017
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$189	$195
Technology	—	72	72
Hydrocarbons Services	53	186	239
Subtotal	59	447	506
Non-strategic Business	4	—	4
Total	$63	$447	$510

Note 8. Contract assets and contract liabilities

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the condensed consolidated balance sheets.
Our contract assets by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$138	$274	$(136)	(50)%
Technology	42	39	3	8%
Hydrocarbons Services	55	70	(15)	(21)%
Subtotal	235	383	(148)	(39)%
Non-strategic Business	—	—	—	N/A
Total	$235	$383	$(148)	(39)%

The decrease in contract assets was primarily caused by the initial adjustment due to the adoption of ASC 606, offset by normal business operations.

Our contract liabilities by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$250	$85	165	194%
Technology	89	62	27	44%
Hydrocarbons Services	155	213	(58)	(27)%
Subtotal	494	360	134	37%
Non-strategic Business	8	8	—	—%
Total	$502	$368	134	36%

The decrease in contract liabilities was primarily related to normal business operations.

Revenue recognized for the three months ended March 31, 2018, that was included in the contract liability balance at December 31, 2017 was $143 million.

Note 9. Unapproved Change Orders, Claims, and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2018	2017
Amounts included in project estimates-at-completion at January 1,	$924	$294
Increase (decrease)	(17)	258
Approved change orders	—	(2)
Amounts included in project estimates-at-completion at March 31,	$907	$550
Amounts recognized over time based on progress at March 31,	$843	$454

As of March 31, 2018, most of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relate to our proportionate share of unapproved change orders and claims associated with our 30% ownership interest in JKC, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes. Our proportionate share of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors on the project decreased by $17 million for the three months ended March 31, 2018 and increased by $256 million for the three months ended March 31, 2017, respectively.
Further, there are additional claims we believe that we or our joint ventures are entitled to recover from clients which have been excluded from estimated revenues and profit at completion as appropriate under U.S. GAAP.
These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and could result in significant changes to the estimated revenue, costs and profits at completion on the underlying projects. Significant contingencies related to JKC are discussed further in Note 18 to our condensed consolidated financial statements.
Liquidated damages

Some of our hydrocarbons services contracts have schedule dates and performance obligations that, if not met, could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. Any accrued liquidated damages are recognized as a reduction in revenues in our condensed consolidated statements of operations.

In addition to the accrued liquidated damages, it is possible that liquidated damages that have not been included in our estimates at completion in determining project income related to several projects totaling $9 million and $9 million at March 31,

2018 and December 31, 2017, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance and other mitigating factors, we have concluded these liquidated damages are not probable.

Note 10. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $106 million and $101 million as of March 31, 2018 and December 31, 2017, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $79 million as of March 31, 2018 and December 31, 2017, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 16 of our condensed consolidated financial statements for additional discussions. The amount also includes $27 million and $22 million as of March 31, 2018 and December 31, 2017, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 11. Restructuring

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

Dollars in millions	Severance Accrual
Balance at December 31, 2017	$1
Payments	(1)
Balance at March 31, 2018	$—

Balance at December 31, 2016	$8
Payments	(4)
Balance at March 31, 2017	$4

Note 12. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	March 31,	December 31,
Dollars in millions	2018	2017
Beginning balance	$387	$369
Cumulative effect of change in accounting policy (a)	87	—
Adjusted balance at January 1, 2018	474	369
Equity in earnings of unconsolidated affiliates	23	72
Distribution of earnings of unconsolidated affiliates (b)	(1)	(62)
Advances (receipts)	(1)	(11)
Investments (c)	72	—
Foreign currency translation adjustments	(1)	12
Other	—	5
Balance before reclassification	$566	$385
Reclassification of excess distributions (b)	—	11
Recognition of excess distributions (b)	—	(9)
Ending balance	$566	$387

(a)
As further discussed in Note 1 to our condensed consolidated financial statements, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)
Since 2014, we have received cash dividends in excess of the carrying value of one of our unconsolidated joint ventures. We have no obligation to return any portion of the cash dividends received. We record excess dividends as "Deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognize these dividends as earnings are generated by the investment. As further discussed in Note 1 to our condensed consolidated financial statements, the adoption of ASC Topic 606 by this unconsolidated joint venture resulted in the reversal of the "Deferred income from unconsolidated affiliates" balance of $101 million in our condensed consolidated balance sheets as of December 31, 2017 in the cumulative effect adjustment of the change in accounting policy.

(c)	In 2018, investments included a $72 million investment to fund JKC.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of March 31, 2018, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture. In addition:

•
The Affinity, Aspire Defence and U.K. Road joint venture projects are further exposed to the risks of construction and insurance losses, if any, on a joint and several basis. Any losses may be limited to the extent that these joint ventures become insolvent as the joint venture customer does not have recourse against the joint venture partners.

•
The Ichthys LNG joint venture project is further exposed to certain losses to the extent our joint venture partners are unable to meet their obligations, as we have joint and several liability to the customer. The Ichthys JV joint venture has recorded significant unapproved change orders and claims with the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. In the first quarter of 2018, we made an additional investment in the joint venture of approximately

$72 million to fund our proportionate share of the ongoing project execution activities. We anticipate making additional investments in the joint venture of approximately $230 million to $330 million throughout the remainder of 2018. In April 2018 we entered into a Term Loan A to provide funding for these investments. See Note 14 to our condensed consolidated financial statements for further discussion related to the Term Loan A. See Notes 9 and 18 to our condensed consolidated financial statements for further discussion regarding contingencies related to the Ichthys JV.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. The Aspire Defence joint venture amounts for 2017 reflect all joint ventures related to the Aspire Defence project.

	March 31, 2018
Dollars in millions	Total assets	Total liabilities
Affinity joint venture (U.K. MFTS project)	$30	$14
Aspire Defence Limited	$84	$6
JKC joint venture (Ichthys LNG project)	$198	$35
U.K. Road project joint ventures	$38	$11
Middle East Petroleum Corporation (EBIC Ammonia project)	$40	$1

	December 31, 2017
Dollars in millions	Total assets	Total liabilities
Affinity joint venture (U.K. MFTS project)	$26	$10
Aspire Defence joint ventures (Aspire Defence project)	$10	$125
JKC joint venture (Ichthys LNG project)	$145	$25
U.K. Road project joint ventures	$36	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$38	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the three months ended March 31, 2018 and 2017, our revenues included $57 million and $27 million, respectively, related to the services we provided to our joint ventures, primarily the Ichthys JV within our HS business segment. Under the terms of an alliance agreement with our EPIC joint venture, EPIC provides certain pipe fabrication services to KBR. For the three months ended March 31, 2018 and 2017, EPIC provided $0 million and $2 million, respectively, of services to KBR under the agreement.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the three months ended March 31, 2018 and 2017, we incurred approximately $1 million and $2 million, respectively, of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
Dollars in millions	2018	2017
Accounts receivable, net of allowance for doubtful accounts (a)	$26	$28
Contract assets (b)	$2	$2
Contract liabilities (b)	$39	$27

(a)	Includes a $7 million and $4 million net receivable from the Brown & Root Industrial Services joint venture at March 31, 2018 and December 31, 2017, respectively.

(b)	Reflects contract assets and contract liabilities primarily related to joint ventures within our HS business segment as discussed above.

Aspire Defence project. In April 2006, Aspire Defence, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. Ministry of Defence ("MoD") to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. In late 2016 Aspire Defence Limited was awarded a significant contract variation, expanding services to be provided under the existing contract including new construction, program management services and facilities maintenance across the garrisons. Aspire Defence Limited manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence Limited, the project company that is the holder of the 35-year concession contract. In addition, we have a 50% interest in the joint ventures that provide the construction and the related support services under subcontract arrangements with Aspire Defence Limited. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds which are nonrecourse to KBR and the other project sponsors.

On January 15, 2018, Carillion plc, our U.K. partner in the joint ventures that provide the construction and related support services to Aspire Defence Limited, entered into compulsory liquidation. Carillion no longer performs any of the services for the project as we have stepped in to deliver both construction and support services without disruption. In accordance with the commercial arrangements of the project company and its lenders, Carillion was excluded from future business and benefit from its interest in the project and we have assumed operational management of the subcontracting joint ventures.

    During the first quarter of 2018, we evaluated our rights and obligations under the joint venture agreements and other commercial arrangements of the project company and its lenders. We concluded Carillion's liquidation was a reconsideration event for KBR to reevaluate the primary beneficiary of the subcontracting joint ventures in which we are partners. We concluded KBR is the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting joint ventures. Consequently, KBR consolidated these entities in its financial statements effective January 15, 2018.

Prior to obtaining control of these entities, we accounted for our 50% investment in each of the subcontracting joint ventures under the equity method of accounting. The balance of our net equity investments in these entities was approximately $5 million as of January 15, 2018. As a result of obtaining control of the subcontracting joint ventures, we accounted for this transaction under the acquisition method of accounting for business combination in accordance with ASC 805. Consequently, we remeasured our equity interests in each of the subcontracting joint ventures to fair value which resulted in a gain of approximately $115 million recognized in the first quarter of 2018 and included in "Gain on consolidation of Aspire entities" in our condensed consolidated statements of operations. The fair value of each of the subcontracting joint ventures was determined using a discounted cash flow model with future cash flows based on internal forecasts of revenue and expenses over the remaining life of the subcontract agreement. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. The estimated cash flows were discounted using a weighted-average cost of capital that reflected current market conditions and risk profile for each of the subcontracting joint ventures. We recorded $40 million of goodwill and $243 million of intangible assets related to the value of the contracts, $43 million of net liabilities, and $120 million of noncontrolling interests. The net liabilities acquired primarily consisted of cash of $205 million, accounts receivable of $12 million, accounts payable of $71 million, contract liabilities of $154 million and a deferred tax liability of $40 million. The contract intangible assets are being amortized over the remaining contract term of 23 years. Certain data necessary to complete the purchase price allocation is not yet available and primarily relates to final tax returns that provide the underlying tax basis of assets and liabilities.

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We incurred $1 million of acquisition-related costs for the three months ended March 31, 2018, which were recorded in "Acquisition and integration related costs" on our condensed consolidated statements of operations.

The results of operations of the subcontracting joint ventures have been included in our condensed consolidated statements of operations for periods subsequent to obtaining control on January 15, 2018. The acquired subcontracting joint ventures contributed $105 million of revenues and $13 million of gross profit for the period from January 15, 2018 through March 31, 2018. Due to the timing of determining when control of the joint ventures was obtained , we have omitted certain disclosures for supplemental pro forma financial information. We intend to provide these disclosures in future filings.

Additionally, we concluded Carillion’s liquidation was not a reconsideration event for KBR with regards to its involvement in the Aspire Defence Limited. We continue to account for our 45% in Aspire Defence Limited joint venture under the equity method of accounting.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2018
	Total assets	Total liabilities
KJV-G joint venture (Gorgon LNG project)	$16	$48
JKS joint venture (Escravos Gas-to-Liquids project)	$8	$13
Fasttrax Limited (Fasttrax project)	$62	$50
Aspire Defence Works/Services joint ventures (Aspire Defence project)	$313	$292

Dollars in millions	December 31, 2017
	Total assets	Total liabilities
KJV-G joint venture (Gorgon LNG project)	$15	$48
JKS joint venture (Escravos Gas-to-Liquids project)	$8	$13
Fasttrax Limited (Fasttrax project)	$57	$47

Note 13. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	1	13	1	13
Expected return on plan assets	(1)	(21)	(1)	(18)
Settlements/Curtailments	—	—	—	—
Recognized actuarial loss	—	7	—	8
Net periodic benefit cost	$—	$(1)	$—	$3

For the three months ended March 31, 2018, we have contributed approximately $10 million of the $40 million we expect to contribute to our plans in 2018.

Note 14. Debt and Other Credit Facilities

Credit Agreement

We have a $1 billion, unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries, matures in September 2020 and is available for cash borrowings and the issuance of letters of credit related to general corporate needs. Subject to certain conditions, we may request (i) that the aggregate commitments under the Credit Agreement be increased by up to an additional $500 million, and (ii) that the maturity date of the Credit Agreement be extended by two additional one-year terms.

Amounts drawn under the Credit Agreement will bear interest at variable rates, per annum, based either on (i) the LIBOR plus an applicable margin of 1.375% to 1.75%, or (ii) a base rate plus an applicable margin of 0.375% to 0.75%, with the base rate equal to the highest of (a) reference bank’s publicly announced base rate, (b) the Federal Funds Rate plus 0.5%, or (c) LIBOR plus 1%. The amount of the applicable margin to be applied will be determined by the Company’s ratio of consolidated debt to consolidated EBITDA for the prior four fiscal quarters as defined in the Credit Agreement. The Credit Agreement provides for fees on letters of credit issued under the Credit Agreement at a rate equal to the applicable margin for LIBOR-based loans, except for performance letters of credit, which are priced at 50% of such applicable margin. KBR pays an annual issuance fee of 0.125% of the face amount of a letter of credit and pays a commitment fee of 0.225% to 0.25%, per annum, on any unused portion of the commitment under the Credit Agreement based on the Company's consolidated leverage ratio. As of March 31, 2018, there were $38 million in letters of credit outstanding and $540 million of borrowings outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants as defined by the agreement which include financial covenants requiring maintenance of a ratio of consolidated debt to a rolling four-quarter consolidated EBITDA not greater than 3.25 to 1 and a minimum consolidated net worth of $1.2 billion plus 50% of consolidated net income for each quarter beginning September 30, 2015 and 100% of any increase in shareholders’ equity attributable to the sale of equity interests, but excluding any adjustments in shareholders' equity attributable to changes in foreign currency translation adjustments. As of March 31, 2018, we were in compliance with our financial covenants.

The Credit Agreement contains a number of other covenants restricting, among other things, our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments. Our subsidiaries are restricted from incurring indebtedness, except if such indebtedness relates to purchase money obligations, capitalized leases, refinancing or renewals secured by liens upon or in property acquired, constructed or improved in an aggregate principal amount not to exceed $200 million at any time outstanding. Additionally, our subsidiaries may incur unsecured indebtedness not to exceed $200 million in aggregate outstanding principal amount at any time. We are also permitted to repurchase our equity shares, provided that no such repurchases shall be made from proceeds borrowed under the Credit Agreement, and that the aggregate purchase price and dividends paid after September 25, 2015, does not exceed the Distribution Cap (as defined in the Credit Agreement) of $1.1 billion. As of March 31, 2018, the remaining availability under the Distribution Cap was approximately $946 million.

Subsequent Event

On April 25, 2018, the Company refinanced its $1 billion Credit Agreement due September 2020. The new senior secured credit facility ("Senior Credit Facility") consist of a $500 million revolving credit facility ("Revolver"), a $500 million performance letter of credit facility ("PLOC"), a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. The Term Loan A may be drawn upon until the earlier of becoming fully drawn or June 30, 2019 (the "Availability Period"). Borrowings under the Term Loan A may only be used to fund investments in JKC. See Note 12 to our condensed consolidated financial statements for a discussion on JKC.

The interest rate with respect to the New Term Loan B is LIBOR plus 3.75%.The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, adjusted LIBOR plus an additional margin or base rate plus additional margin. Letters of credit issued under the PLOC bear interest at varying rates. Additionally, there is a commitment fee with respect to the Revolver. The details of the applicable margins and commitment fees are based on the Company's consolidated leverage ratio as follows:

	Revolver and Term Loan A
Consolidated Leverage Ratio	LIBOR Margin	Base Rate Margin	Performance Letter of Credit Fee	Commitment Fee
Greater than or equal to 4.00 to 1.00	3.25%	2.25%	1.95%	0.450%
Less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00	3.00%	2.00%	1.80%	0.400%
Less than 3.00 to 1.00 but greater than or equal to 2.00 to 1.00	2.75%	1.75%	1.65%	0.375%
Less than 2.00 to 1.00	2.50%	1.50%	1.50%	0.350%

The Term Loan A provides for quarterly principal payments of 2.50% of the aggregate principal amount commencing in the first quarter after the Availability Period (on the last business day of each quarter). The Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts (on the last business day of each quarter).

The Senior Credit Facility contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments.

The Revolver, PLOC, and Term Loan A contain financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018, may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1.

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

Note 15. Income Taxes

The effective tax rate was approximately 20% and 25% for the three months ended March 31, 2018 and 2017. The effective tax rate for the three months ended March 31, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence project subcontracting joint ventures, that was recorded at a lower rate than our estimated annual tax rate for 2018.

Our estimated annual effective tax rate for 2018 is 23% excluding the impact of obtaining control of the Aspire Defence project subcontracting joint ventures. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2018 earnings are generated.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") making broad and complex changes to the U.S. tax code. SEC Staff Accounting Bulletin (SAB) 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In January and April of 2018, the Internal Revenue Service ("IRS") issued guidance which provides additional clarification on certain aspects of the Deemed Repatriation Transition Tax ("Transition Tax") calculation. We applied this guidance for the first quarter of 2018 which increased our estimated transition tax liability by approximately $25 million resulting in a total estimated transition tax liability of approximately $171 million which was fully offset by foreign tax credits generated by the deemed repatriation as well as foreign tax credit carryforwards available for use. We continue to gather additional information related to the transition tax to more precisely compute the transition tax and remeasurement of deferred taxes. As of March 31, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act and all amounts recorded are provisional. We anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

The valuation allowance for deferred tax assets as of March 31, 2018 and December 31, 2017 was $216 million and $217 million, respectively. The change in the valuation allowance was a decrease of $1 million and a decrease of $3 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in valuation allowance primarily related to changes in foreign tax credit carryforwards as well as the refinement of provisional impacts recorded related to the Tax Act. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The reserve for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 was $107 million and $184 million, respectively. The change in the reserve for uncertain tax positions primarily relates to a settlement with a tax authority during the period ending March 31, 2018.

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

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We continue to support the U.S. government around the world under the LogCAP IV and other contracts. We have been in the process of closeout of the LogCAP III contract since 2011, and we expect the closeout process to continue through at least 2019. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government which need to be resolved in order to close the contract. The closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and MFRs. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the ASBCA or the COFC. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters. At this time, we cannot determine the timing or net amounts to be collected or paid to close out these contracts.

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them under cost reimbursable contracts primarily related to (1) our use of private security and our provision of containerized housing under the LogCAP III contract discussed above and (2) our provision of emergency construction services primarily to U.S. government facilities damaged by Hurricanes Katrina and Wilma, under our CONCAP III contract with the U.S. Navy. As a consequence of the issuance of the Form 1s, the U.S. government has withheld payment to us on outstanding invoices, pending resolution of these matters.

The U.S. government has issued and has outstanding Form 1s questioning $171 million of billed costs as of March 31, 2018. They had previously paid us $88 million of the questioned costs related to our services on these contracts. The remaining balance of $83 million as of March 31, 2018 is included on our condensed balance sheet in “Claims and accounts receivable" and "Contract assets" in the amounts of $79 million and $4 million, respectively. In addition, we have withheld $26 million from our subcontractors at March 31, 2018 related to these questioned costs.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs at March 31, 2018 and December 31, 2017 of $55 million and $51 million, respectively, as a reduction to "Claims and accounts receivable" and in "Other liabilities" on our condensed consolidated balance sheets.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of March 31, 2018 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

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

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover the withheld costs in the approximate amount of $45 million plus interest related to the use of PSCs. The Army filed a notice of appeal on October 12, 2017 and filed its brief on April 10, 2018. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC and Burn Pit matters described below are billable under the LogCAP III contract and that any such costs or damages awarded in the Sodium Dichromate matter, which is now resolved and is described in our 2017 Annual Report on Form 10-K, are billable under the RIO contract and a related indemnity agreement with the U.S. government. All costs billed under LogCAP III or RIO are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We paid FKTC $19 million and will pay $4 million on pay-when-paid terms in the contract. We have accrued amounts we believe are payable to FKTC in "Accounts payable" and "Other current liabilities" on our condensed consolidated balance sheets. The remaining $26 million owed to FKTC under the contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see KBR Contract Claim on FKTC containers below). At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

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

On July 19, 2017, the trial court issued its ruling granting KBR’s motions to dismiss on jurisdictional ground and for summary judgment.  In lengthy fact findings, the Court concluded that the military made all the relevant decisions about the use, location and operation of burn pits.  The plaintiffs filed a notice of appeal, and the cases are now pending before the U.S. Court of Appeals for the Fourth Circuit. All briefing has been filed and oral argument has been set for May 9, 2018. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of March 31, 2018, no amounts have been accrued.

Qui tams. We have two qui tam or FCA cases pending, one of which has been joined by the U.S. government (see DOJ False Claims Act complaint - Iraq Subcontractor below) and one qui tam case that was concluded in the first quarter. At this time, we believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of March 31, 2018, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under federal regulations. As of March 31, 2018, we have incurred and expensed $3 million in legal costs incurred in defending ourselves in qui tams. These cases are discussed below:

Barko qui tam. Relator Harry Barko, a KBR subcontracts administrator in Iraq for a year in 2004/2005, filed a qui tam lawsuit in June 2005 in the U.S. District Court for the District of Columbia, alleging violations of the FCA by KBR and its subcontractors Daoud & Partners and Eamar Combined for General Trading and Contracting. The DOJ investigated Barko's allegations and elected not to intervene. The claim was unsealed in March of 2009. On March 14, 2017, the Court granted KBR's motion for summary judgment and dismissed the case. The plaintiff filed a notice of appeal and oral argument on the appeal took place in early December 2017. On December 27, 2017, the Court of Appeals issued its decision confirming the trial court's granting of KBR's motion for summary judgment. The Relator did not file an application for writ of certiorari to the U.S. Supreme Court and the time for such a filing has expired. The resolution of this matter did not have a material impact to our condensed consolidated financial statements.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the U.S. government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. As of March 31, 2018, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss, which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of March 31, 2018, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case has been extended to June 2018 and the pre-trial conference should occur by October 2018, with a trial date in January 2019.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced below. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. Final briefing was filed in early 2018, and closing arguments were held on March 22, 2018. We expect to receive a ruling in late 2018.

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
We also received requests for information and a subpoena for documents from the SEC in 2014 regarding the restatement of our 2013 annual financial statements. We have been and intend to continue cooperating with the SEC. We have accrued our estimate of a potential settlement in "Other current liabilities" on our consolidated balance sheets which did not have a material impact on our financial statements.

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

In re KBR, Inc. Securities Litigation. On October 20, 2017, lead plaintiffs filed an amended consolidated complaint asserting violations of the federal securities laws in connection with KBR's disclosures associated with the U.K. Serious Fraud Office's ("SFO") investigations of KBR and its affiliates relating to Unaoil. The Company and individual defendants filed a motion to dismiss the lawsuit on December 4, 2017. Briefing on the motion to dismiss was completed on February 19, 2018. At this time we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

Note 18. Ichthys LNG Project

We have a 30% interest in the JKC JV, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia the Ichthys LNG Project. The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.

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

As discussed below, the additional costs associated with these various claims and related issues have been included in determining estimated profit at completion. Estimated recoveries associated with the additional change orders, customer claims, and claims against suppliers and subcontractors, which are less than the estimated additional costs, have also been included in determining estimated profit at completion. Further, there are additional claims we believe that we, or our joint venture, is entitled to recover from the client and subcontractors related to additional project costs which have been excluded from estimated revenues at completion as appropriate under U.S. GAAP.

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

Our proportionate share of the total amount of the contract price adjustments under the Deed of Settlement, included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above is $174 million and $177 million as of March 31, 2018 and December 31, 2017, respectively.

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

There has been deterioration of paint on certain exterior areas of the plant. The client has requested, and is funding, paint remediation for a portion of the facilities. JKC and its client have not yet resolved the portions of other affected areas that may need to be remediated. JKC’s profit estimate at completion includes those revenues and costs for remediation activities that it has been directed to perform and are being funded by the client.

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

Fixed-Price Scope

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of a combined cycle power plant ("Power Plant"). The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant. JKC believes the Consortium breached its contract and repudiated is obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC was in repudiatory breach of the contract. JKC has responded to this request, denying JKC committed any breach of its contract with the Consortium and restated its claim that the Consortium breached and repudiated its contract with JKC and is furthermore liable to JKC for all costs to complete the Power Plant.

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

JKC is pursuing recourse against the Consortium to recover all of the costs to complete the Power Plant, plus the additional interest, liquidated damages and other related costs, by means inclusive of calling parent guarantees provided by the Consortium partners. In April 2018, JKC prevailed in its legal action to call the Consortium's bank guarantees (bonds) and received the funds. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract.

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

Our proportionate share of unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors related to JKC included in determining estimated profit at completion of the contract are included in the amounts disclosed in Note 9 to our consolidated financial statements.

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

Note 19. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2017	$1,221	$2,091	$877	$(818)	$(921)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,365	2,091	1,021	(818)	(921)	(8)
Consolidation of Aspire Entities	122	—	—	—	—	122
Share-based compensation	3	3	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	4	—	—	—	—	4
Net income	139	—	138	—	—	1
Other comprehensive income, net of tax	9	—	—	—	9	—
Balance at March 31, 2018	$1,631	$2,094	$1,148	$(818)	$(912)	$119

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Share-based compensation	2	2	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	1	—	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Net income	38	—	37	—	—	1
Other comprehensive income, net of tax	20	—	—	—	20	—
Balance at March 31, 2017	$791	$2,090	$513	$(770)	$(1,030)	$(12)

Accumulated other comprehensive loss, net of tax

	March 31,
Dollars in millions	2018	2017
Accumulated foreign currency translation adjustments, net of tax of $3 and $3	$(255)	$(248)
Pension and post-retirement benefits, net of tax of $226 and $252	(654)	(779)
Fair value of derivatives, net of tax of $0 and $0	(3)	(3)
Total accumulated other comprehensive loss	$(912)	$(1,030)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2017	$(258)	$(660)	$(3)	$(921)
Other comprehensive income adjustments before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive income	5	6	—	11
Balance at March 31, 2018	$(255)	$(654)	$(3)	$(912)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	14	—	—	14
Amounts reclassified from accumulated other comprehensive income	—	6	—	6
Balance at March 31, 2017	$(248)	$(779)	$(3)	$(1,030)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2018	2017	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(7)	$(8)	See (a) below
Tax benefit	1	2	Provision for income taxes
Net pension and post-retirement benefits	$(6)	$(6)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 13 to our condensed consolidated financial statements for further discussion.

	Three Months Ended March 31,
Dollars in millions	2018	2017	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(5)	$—	Gain on consolidation of Aspire entities
Tax benefit	—	—	Provision for income taxes
Net pension and post-retirement benefits	$(5)	$—	Net of tax

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	March 31, 2018
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	154,285	$15.43	2
Total	154,285	$15.43	$2

	Three Months Ended
	March 31, 2017
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	149,668	$15.14	2
Total	149,668	$15.14	$2

Note 21. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2018	2017
Basic weighted average common shares outstanding	140	143
Stock options and restricted shares	—	—
Diluted weighted average common shares outstanding	140	143

For purposes of applying the two-class method in computing income per share, there were $0.8 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended March 31, 2018. Net earnings allocated to participating securities for the three months ended March 31, 2017 were $0.2 million, or a negligible amount per share, respectively. The diluted income per share calculation did not include 1.7 million antidilutive weighted average shares for the three months ended March 31, 2018, respectively. The diluted income per share calculation did not include 2.4 million antidilutive weighted average shares for the three months ended March 31, 2017.

Note 22. Financial Instruments and Risk Management

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

As of March 31, 2018, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $60 million, all of which had durations of 9 days or less. We also had approximately $26 million (gross notional value) of cash flow hedges which had durations of approximately 28 months or less.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at March 31, 2018 and December 31, 2017. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	March 31,	March 31,
Gains (losses) dollars in millions	2018	2017
Balance sheet hedges - fair value	2	$1
Balance sheet position - remeasurement	(8)	(7)
Net	(6)	$(6)

Note 23. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. We have developed a detailed plan to implement the new standard and, through a cross functional team, are assessing contractual arrangements that may qualify as leases under the new standard. The impact of the new standard will be a material increase to right of use assets and lease liabilities on the consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes, and our 2017 Annual Report on Form 10-K.

Overview

Our business is organized into three core and two non-core business segments supporting the government services and hydrocarbons markets as follows:

Core business segments

•	Government Services

•	Technology

•	Hydrocarbons Services

Non-core business segments

•	Non-strategic Business

•	Other

See additional information on our business segments in Notes 1 and 3 to our condensed consolidated financial statements.

Business Environment and Trends

Our business portfolio includes full life-cycle professional services, project delivery and technologies aligned with the following:

•	Early Project Advisory

•	Project Definition

•	Project Delivery

•	Operations & Maintenance

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
We expect continued opportunities within our global government services business as we add higher value solutions to complement our existing training, operations, maintenance, sustainment and other mission support and logistics services. The Wyle and HTSI acquisitions in the third quarter of 2016 moved KBR’s GS business into the highly technical and professional services industry for clients in the U.S. such as NASA, DoD and other Federal agencies. The completion of the SGT acquisition in April 2018 will position us as one of the top tier service providers at NASA, across multiple space centers and delivers enhanced life-cycle capabilities to support our customers' needs in current and evolving markets for NASA, military, and commercial space. The services we provide include space health and human sciences, systems engineering and technical assistance, test and evaluation, and other high value services. Additionally, we increased our involvement in the Aspire Defence project in the U.K as a result of the acquisition of our partner's 50% interest in the joint venture entities that provide construction and other services to the MoD. As a result of the SGT acquisition and increased involvement in the execution of the Aspire Defence project, we expect a significant increase in total revenues in our GS business segment in 2018 as compared to 2017.
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

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Overview of Financial Results

For the three months ended March 31, 2018, we generated revenues of $1.0 billion and net income attributable to KBR of $138 million, compared to revenues of $1.1 billion and net income attributable to KBR of $37 million for the three months ended March 31, 2017. The decrease in revenue was primarily driven by the completion or substantial completion of several projects in our HS and Non-Strategic business segments, partially offset by increased revenues related to consolidation of the Aspire subcontracting joint venture entities and growth on existing projects in our GS business segment. The increase in net income was primarily due to the gain on consolidation of the Aspire entities and an increase in equity in earnings of unconsolidated affiliates, offset by a decrease in earnings from our HS business segment and increased provision for income taxes.

Our GS business segment generated revenues of $677 million and gross profits plus equity in earnings of $60 million for the three months ended March 31, 2018, compared to revenues of $515 million and gross profits plus equity in earnings of $46 million for the three months ended March 31, 2017. The improvements were driven by the consolidation of the Aspire entities as discussed in Note 12 to our condensed consolidated financial statements, which resulted in $104 million of additional revenues, and strong organic growth on LogCAP IV and other international base operation and support contracts for the U.S. military.

Our Technology business segment generated revenues of $62 million and gross profits of $16 million for the three months ended March 31, 2018, compared to revenues of $66 million and gross profits of $14 million for the three months ended March 31, 2017. The decrease in revenue was primarily caused by decreases in proprietary equipment sales, partially offset by increases in syngas, chemicals, and olefins revenues. However, profit margins were favorably impacted by mix of work and improved chargeability of our operating centers in the three months ended March 31, 2018, resulting in higher gross profits compared to the first quarter of 2017.

Our HS business segment generated revenues of $299 million and gross profit plus equity in earnings of $30 million for the three months ended March 31, 2018 compared to revenues of $499 million and gross profits plus equity in earnings of $33 million for the three months ended March 31, 2017. The decrease in revenue was primarily caused by projects that were completed or substantially completed during the last 12 months. The decrease in gross profit plus equity in earnings was primarily due to the reduction in revenues, partially offset by increased equity in earnings on the Ichthys LNG project.

Our Non-strategic Business segment generated revenues of $0 million and a gross loss of $2 million for the three months ended March 31, 2018 compared to revenues of $26 million and gross losses of $2 million for the three months ended March 31, 2017. All Non-Strategic Business projects are substantially complete as of March 31, 2018. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Revenues	$1,038	$1,106	$(68)	(6)%

The decrease in consolidated revenues was primarily driven by the completion or substantial completion of several projects within our HS and Non-Strategic business segments. The decrease was partially offset by the consolidation of the Aspire entities as discussed in Note 12 to our condensed consolidated financial statements and organic growth on LogCAP IV and other international base operation and support contracts for the U.S. military.

Gross Profit	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gross profit	$81	$82	$(1)	(1)%

The decrease in gross profit was primarily caused by the completion or substantial completion of several projects within our HS business segment, partially offset by the consolidation of the Aspire entities and increases in gross profit in our Government Services segment and in our Technology segments.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Equity in earnings of unconsolidated affiliates	$23	$9	$14	156%

The increase in equity in earnings of unconsolidated affiliates was primarily due to increased progress on our Ichthys LNG project and our EBIC ammonia project within our HS business segment. In the first quarter of 2017, the Ichthys LNG project was negatively impacted by an increase in cost estimates that did not recur in the first quarter of 2018. This increase was partially offset by the discontinuation of equity method accounting due to consolidation of the Aspire entities as discussed in Note 12 to our condensed consolidated financial statements. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

General and Administrative Expenses	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
General and administrative expenses	$(35)	$(32)	$(3)	9%

The increase in general and administrative expenses was primarily due to non-recurring expenses for the three months ended March 31, 2018 that did not occur in the prior year. General and administrative expenses in the three months ended March 31, 2018 and 2017 included $21 million and $20 million, respectively, related to corporate activities and $14 million and $12 million, respectively, related to the business segments.

Acquisition and Integration Related Costs	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Acquisition and integration related costs	$(3)	$—	$(3)	N/A

The increase in acquisition and integration related costs was primarily due to $2 million of costs related to the acquisition of SGT and approximately $1 million related to the consolidation of the Aspire entities due to Carillion plc.'s liquidation.

Gain on Consolidation of Aspire Entities	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gain on consolidation of Aspire entities	$115	$—	$115	N/A

The gain on consolidation of Aspire entities was due to the $115 million gain recognized upon the consolidation of the Aspire entities as a result of Carillion plc.'s liquidation. See Note 12 to our condensed consolidated financial statements for additional information.

Interest Expense	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Interest expense	$(6)	$(5)	$(1)	20%

The increase in interest expense was primarily due to an increase in the effective interest rate caused by an increase in LIBOR and higher commitment fees, partially offset by a decline in interest expense related to a decrease in the weighted-average borrowings for the three months ended March 31, 2018 as compared to March 31, 2017.

Other Non-operating Income (Expense)	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Other non-operating income (expense)	$(2)	$(7)	$5	(71)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in other non-operating expense was primarily due to a decrease in foreign exchange losses in 2018 as compared to 2017.

Provision for Income Taxes	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Income before provision for income taxes and noncontrolling interests	$173	$51	$122	239%
Provision for income taxes	$(34)	$(13)	$(21)	162%

Our provision for income taxes for the three months ended March 31, 2018 reflects a 20% tax rate as compared to a 25% tax rate in for the three months ended March 31, 2017. The 2018 period provision for income taxes is higher than the 2017 period primarily due to higher income before provision for income taxes related to the gain of approximately $115 million recognized in the first quarter of 2018 as a result of obtaining control of the Aspire Defence project subcontracting joint ventures. See Note 15 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Net income attributable to noncontrolling interests	$(1)	$(1)	$—	—%

Net income attributable to noncontrolling interests for the three month period ended 2018 was unchanged compared to the prior year. Increased earnings on Fasttrax and a Saudi joint venture were offset by decreased earnings on a completed LNG project in Australia.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 3 to our condensed consolidated financial statements.

	Three Months Ended March 31,
Dollars in millions	2018	2017
Revenues
Government Services	$677	$515
Technology	62	66
Hydrocarbons Services	299	499
Subtotal	1,038	1,080
Non-strategic Business	—	26
Total	$1,038	$1,106

Gross profit (loss)
Government Services	$52	$37
Technology	16	14
Hydrocarbons Services	15	33
Subtotal	83	84
Non-strategic Business	(2)	(2)
Total	$81	$82

Equity in earnings of unconsolidated affiliates
Government Services	$8	$9
Technology	—	—
Hydrocarbons Services	15	—
Subtotal	23	9
Non-strategic Business	—	—
Total	$23	$9

Total general and administrative expenses	$(35)	$(32)

Acquisition and integration related costs	$(3)	$—

Gain on disposition of assets	$—	$4

Gain on consolidation of Aspire entities	$115	$—

Total operating income	$181	$63

Government Services

GS revenues increased by $162 million, or 31%, to $677 million in the three months ended March 31, 2018, compared to $515 million in the three months ended March 31, 2017. This increase was primarily due to an additional $104 million of revenues from the consolidation of the Aspire entities due to us becoming the primary beneficiary of these entities as a result of Carillion plc.'s liquidation, plus organic growth in LogCAP IV, progress on Diego Garcia which was awarded in May 2017, and growth on various other contracts. See Note 12 to our condensed consolidated financial statements for more information on the consolidation of the Aspire entities.

GS gross profit increased by $15 million, or 41%, to $52 million in the three months ended March 31, 2018, compared to $37 million in the three months ended March 31, 2017. This increase was primarily due to $13 million of gross profit from the consolidation of the Aspire entities due to us becoming the primary beneficiary of these entities as a result of Carillion plc.'s liquidation.

GS equity in earnings of unconsolidated affiliates decreased by $1 million, or 11%, to $8 million in the three months ended March 31, 2018 compared to $9 million in the three months ended March 31, 2017. This decrease was primarily due to the consolidation of the Aspire entities due to us becoming the primary beneficiary of these entities as a result of Carillion plc.'s liquidation. The decrease was partially offset by increased equity in earnings related to our Affinity joint venture.

Technology

Technology revenues decreased by $4 million, or 6%, to $62 million in the three months ended March 31, 2018, compared to $66 million in the three months ended March 31, 2017 primarily due to lower proprietary equipment sales caused by projects nearing completion in 2017, partially offset by increased revenues in our syngas, chemicals, and olefins technology applications.

Technology gross profit increased by $2 million, or 14%, to $16 million in the three months ended March 31, 2018, compared to $14 million in the three months ended March 31, 2017, primarily driven by mix of work and improved chargeability of our operating centers.

Hydrocarbons Services

HS revenues decreased by $200 million, or 40%, to $299 million in the three months ended March 31, 2018, compared to $499 million in the three months ended March 31, 2017. This decrease was primarily due to reduced activity and the completion or near completion of several projects in the U.S. These decreases were partially offset by growth on existing projects during the quarter and other MSA work.

HS gross profit decreased by $18 million, or 55%, to $15 million in the three months ended March 31, 2018, compared to $33 million in the three months ended March 31, 2017. This decrease was primarily due to reduced activity and the completion or near completion of several projects in the U.S.

HS equity in earnings of unconsolidated affiliates increased by $15 million, to $15 million in the three months ended March 31, 2018, compared to $0 million in the three months ended March 31, 2017. This increase was primarily due to an increase in earnings provided by the Ichthys LNG project, partially resulting from increased cost estimates in the first quarter of 2017 that did not recur in 2018, and increased earnings on our EBIC ammonia project. These increases were partially offset by decreased earnings on a joint venture in Mexico. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

Non-strategic Business revenues decreased by $26 million, or 100%, to $0 million in the three months ended March 31, 2018, compared to $26 million in the three months ended March 31, 2017. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business incurred a gross loss of $2 million in the three months ended March 31, 2018, compared to a loss of $2 million in the three months ended March 31, 2017. The current year gross loss was associated with close-out activities on completed projects as we exit the business.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 3 to our condensed consolidated financial statements. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys JV.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.0 billion at March 31, 2018 and $7.2 billion at December 31, 2017. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $6.9 billion at March 31, 2018 and $125 million at December 31, 2017.

The following table summarizes our backlog by business segment for the periods ended March 31, 2018 and December 31, 2017, respectively:

	March 31,	December 31,
Dollars in millions	2018	2017
Government Services	$11,133	$8,355
Technology	423	387
Hydrocarbons Services	1,596	1,822
Subtotal	13,152	10,564
Non-strategic Business	5	6
Total backlog	$13,157	$10,570

Backlog in our Government Services business segment at March 31, 2018 was $11.1 billion, an increase of $2.8 billion when compared to backlog of $8.4 billion at December 31, 2017. The increase was primarily due to including 100% of backlog associated with the consolidation of the Aspire Defence subcontracting joint ventures as of March 31, 2018, as compared to our 50% proportionate share of backlog for these entities as of December 31, 2017 and new awards, partially offset by workoff.

Backlog in our Technology business segment at March 31, 2018 was $423 million, an increase of $36 million when compared to backlog of $387 million at December 31, 2017. The increase was primarily the result of new awards, partially offset by workoff.

Backlog in our Hydrocarbons Services business segment at March 31, 2018 was $1.6 billion, a decrease of $226 million when compared to backlog of $1.8 billion at December 31, 2017. The decrease was primarily the result of backlog workoff, partially offset by new awards.

The difference between backlog of $13.2 billion and the remaining performance obligation of $9.9 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 2 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

We estimate that as of March 31, 2018, 29% of our backlog will be executed within one year. Of this amount, 72% will be recognized in revenues on our condensed consolidated statement of operations and 28% will be recorded by our unconsolidated joint ventures. As of March 31, 2018, $107 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2018, 8% of our backlog was attributable to fixed-price contracts, 69% was attributable to PFIs and 23% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2018, $10.4 billion of our GS backlog was currently funded by our customers.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 16 and 17 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Liquidity and Capital Resources

Hydrocarbons services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $500 million PLOC or our $500 million Revolver under our Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our new Senior Secured Credit Facilities and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next 12 months.
Cash generated from operations and the new Senior Credit Facility are our primary sources of liquidity.  Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our hydrocarbons services projects.  We sometimes receive cash in the early phases of our larger hydrocarbons services fixed-price projects and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under our new revolver to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers. We believe that existing cash balances, internally generated cash flows and availability under our new Senior Credit Facility are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.
Cash and equivalents totaled $486 million at March 31, 2018 and $439 million at December 31, 2017 and consisted of the following:

	March 31,	December 31,
Dollars in millions	2018	2017
Domestic U.S. cash	$112	$184
International cash	102	194
Joint venture cash	272	61
Total	$486	$439

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are now generally free of U.S. tax but may incur withholding and/or state taxes. We still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of March 31, 2018, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

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

As of March 31, 2018, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Three Months Ended March 31,
Dollars in millions	2018	2017
Cash flows used in operating activities	$(130)	$(115)
Cash flows provided by (used in) investing activities	125	(1)
Cash flows provided by (used in) financing activities	51	(15)
Effect of exchange rate changes on cash	1	5
Increase (decrease) in cash and equivalents	$47	$(126)

Operating activities. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of hydrocarbons services projects. Working capital requirements also vary by project depending on the type of client and location throughout the world. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then decline to equal project earnings at the end of the construction phase. As a result, our cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects.

The primary components of our working capital accounts are accounts receivable, which includes retainage and trade receivables, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost reimbursable versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Cash used in operations totaled $130 million in the first three months in 2018, primarily resulting from net unfavorable changes of $147 million in working capital balances for projects as discussed below:

•
Accounts receivable is impacted by the timing and collections on billings to our customers. The $134 million unfavorable cash flow impact related to accounts receivable was primarily related to increases in accounts receivable in our GS U.S. operations and increases in accounts receivable in the consolidated Aspire entities, since the date we obtained control, partially offset by strong collections in our Technology segment.

•
Contract assets are associated with the timing of billings to our customers and are generally related to our cost reimbursable projects where we bill as we incur project costs. The $44 million unfavorable cash flow impact related to contract assets was primarily related to increases in contract assets related to a downstream EPC project in the U.S. and in various other U.S. government projects.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The $63 million favorable cash flow impact related to accounts payable was primarily related to an increase in accounts payable related to the consolidated Aspire entities, since the date we obtained control. This increase was partially offset by decreases in accounts payable related to our HS and Technology business segments.

•
Contract liabilities are associated with our fixed price projects, which we generally structure to be cash positive, and are impacted by the timing of billing for achievement of milestones and payments received from our customers in advance of incurring project costs. The $32 million unfavorable cash flow impact related to contract liabilities was primarily related to progress associated with various projects in our GS and HS business segments.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $1 million and contributed $10 million to our pension funds in the first three months of 2018.
Cash used in operations totaled $115 million in the first three months in 2017 primarily resulting from net unfavorable changes of $157 million in working capital balances for projects as discussed below:

•
Accounts receivable decreased primarily due to collections from customers within our HS business segment associated with the completion of an ammonia project in the U.S. This decrease was partially offset by the timing of collections from customers within our GS business segment.

•
Contract assets decreased in the first three months in 2017, in our Technology and HS business segments primarily due to the Ichthys LNG Project offset by the timing of billings within our GS business segment.

•
Accounts payable decreased in the first three months in 2017, primarily due to the power project within our Non-strategic Business segment as the project neared completion as well as the timing of invoicing and payments within the normal course of business.

•
Contract liabilities decreased in the first three months in 2017, primarily due to the funding of two EPC ammonia projects in the U.S. within our HS business segment as well as a power project within our Non-strategic Business segment as they neared completion.

•	We received distributions of earnings from our unconsolidated affiliates of $14 million and contributed approximately $9 million to our pension funds in the first three months in 2017.
Investing activities. Cash provided by investing activities totaled $125 million in the first three months in 2018 and was primarily due to incremental cash resulting from the consolidation of the Aspire entities, offset by an investment in JKC.

Cash used in investing activities totaled $1 million in the first three months in 2017 and was primarily used in the purchase of equipment.

Financing activities. Cash provided by financing activities totaled $51 million in the first three months of 2018 and includes $70 million in borrowings on our existing Credit Agreement, offset by $11 million for dividend payments to common shareholders and $6 million for the payment of cash associated with the agreement entered into in 2017 to acquire the remaining 25% noncontrolling interest in one of our joint ventures.

Cash used in financing activities totaled $15 million in the first three months of 2017 and included $12 million for dividend payments to common shareholders.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, cash borrowings under our Senior Credit Facility.

Future uses of cash. We believe that future uses of cash include working capital requirements, funding of recognized project losses, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings under our Senior Credit Facility, share repurchases and strategic investments including acquisitions. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under operating leases and various other obligations, including potential litigation payments, as they arise.

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 18 to our condensed consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and customer claims plus estimated recoveries of claims against suppliers and subcontractors. If JKC does not resolve these matters for the amounts recorded, we would be responsible for funding our pro-rata portion of costs ultimately necessary to complete the project.  Also, to the extent the client does not continue to provide adequate funding for project activities prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of JKC.

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

As a result of all of these matters, we are projecting our funding requirements to JKC to be in the range of $230-$330 million throughout the remainder of 2018. During the three months ended March 31, 2018, we made additional investments in JKC of approximately $72 million to fund our proportionate share of the ongoing project execution activities.

Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $392 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the three months ended March 31, 2018 were $10 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis with the next valuation period beginning in April 2018. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Credit Agreement and Senior Credit Facility is described in Note 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under our Credit Agreement and approximately $1 billion of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of March 31, 2018, with respect to our $1 billion committed line of credit, we have $540 million of outstanding revolver borrowings and have issued $38 million of letters of credit, with $422 million of remaining capacity. With respect to our $1 billion of uncommitted lines of credit, we have utilized $315 million for letters of credit as of March 31, 2018, with $634 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1,056 million. Of the letters of credit outstanding under our Credit Agreement, none have expiry dates beyond the maturity date of the Credit Agreement. Of the total letters of credit outstanding, $167 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our PLOC, Revolver or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our PLOC, Revolver and bilateral lines of credit to support our operations for the next 12 months.

Critical Accounting Policies and Estimates

For a discussion of the impact of critical accounting policies and estimates on our consolidated financial statements, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2017 Form 10-K.

See Note 1, Description of Company and Significant Accounting Policies, to our condensed consolidated financial statements for a discussion of the potential impact of new accounting standards on our unaudited condensed consolidated financial statements.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is offset by remeasurement of the underlying assets and liabilities. See Note 22 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

We are exposed to market risk for changes in interest rates for borrowings under our Credit Agreement, of which there were $540 million as of March 31, 2018.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the three months ended March 31, 2018 was 3.1%.  We had no derivative financial instruments to manage interest rate risk related to outstanding borrowings.   If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next 12 months, based on outstanding borrowings as of March 31, 2018.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Beginning January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers and we implemented changes to our processes and controls related to revenue recognition.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

We consolidated certain Aspire Defence project entities as of January 15, 2018. We are in the process of integrating these businesses which may result in additions or changes to our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 16 and 17 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2018.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2018	3,316	$19.16	—	$160,236,157
February 1 - 28, 2018	71,472	$15.12	—	$160,236,157
March 1 - 31, 2018	79,497	$15.54	—	$160,236,157

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of March 31, 2018 was 154,285 shares at an average price of $15.43 per share.

Item 6. Exhibits

Exhibit Number	Description

2.1
Equity Purchase Agreement, dated as of February 22, 2018, by and among KBRwyle Technology Solutions, LLC, Kamco Holdings, Inc., the shareholders of Kamco Holdings, Inc., SGT, Inc., and Kamal S. Ghaffarian, in his capacity as Sellers’ Representative and Sellers’ Guarantor (incorporated by reference to Exhibit 2.1 to KBR’s current report on Form 8-K filed February 22, 2018)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 1-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.1	Guaranty, dated as of February 22, 2018, by and between KBR, Inc. and Kamco Holdings, Inc. (incorporated by reference to Exhibit 2.1 to KBR’s current report on Form 8-K filed February 22, 2018)

10.2
Commitment Letter, effective as of February 22, 2018, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KBR, Inc. (incorporated by reference to Exhibit 2.1 to KBR’s current report on Form 8-K filed February 22, 2018)

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

Dated: April 27, 2018                      Dated: April 27, 2018