Form 10-Q
period 2018-06-30
KBR, INC.
filed 2018-07-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

As of July 12, 2018, there were 140,698,716 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$1,267	$1,094	$2,305	$2,200
Cost of revenues	(1,137)	(986)	(2,094)	(2,010)
Gross profit	130	108	211	190
Equity in earnings of unconsolidated affiliates	10	32	33	41
General and administrative expenses	(41)	(38)	(76)	(70)
Acquisition and integration related costs	(1)	—	(4)	—
Gain on disposition of assets	—	1	—	5
Gain on consolidation of Aspire entities	—	—	115	—
Operating income	98	103	279	166
Interest expense	(17)	(5)	(23)	(10)
Other non-operating (loss) income	(1)	2	(3)	(5)
Income before income taxes and noncontrolling interests	80	100	253	151
Provision for income taxes	(18)	(21)	(52)	(34)
Net income	62	79	201	117
Net income attributable to noncontrolling interests	(20)	(2)	(21)	(3)
Net income attributable to KBR	$42	$77	$180	$114
Net income attributable to KBR per share:
Basic	$0.30	$0.54	$1.28	$0.80
Diluted	$0.30	$0.54	$1.27	$0.80
Basic weighted average common shares outstanding	140	141	140	142
Diluted weighted average common shares outstanding	141	141	141	142
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$62	$79	$201	$117
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(26)	(9)	(28)	5
Reclassification adjustment included in net income	—	—	5	—
Foreign currency translation adjustments, net of taxes of $(2), $1, $(3) and $5	(26)	(9)	(23)	5
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—	—	—
Reclassification adjustment included in net income	7	7	13	13
Pension and post-retirement benefits, net of taxes of $(1), $(2), $(2) and $(3)	7	7	13	13
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	(4)	—	(4)	—
Reclassification adjustment included in net income	—	—	—	—
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	(4)	—	(4)	—
Other comprehensive (loss) income, net of tax	(23)	(2)	(14)	18
Comprehensive income	39	77	187	135
Less: Comprehensive income attributable to noncontrolling interests	(20)	—	(21)	(1)
Comprehensive income attributable to KBR	$19	$77	$166	$134
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$519	$439
Accounts receivable, net of allowance for doubtful accounts of $13 and $12	779	510
Contract assets	248	383
Other current assets	117	93
Total current assets	1,663	1,425
Claims and accounts receivable	104	101
Property, plant, and equipment, net of accumulated depreciation of $355 and $329 (including net PPE of $40 and $34 owned by a variable interest entity)	133	130
Goodwill	1,271	968
Intangible assets, net of accumulated amortization of $137 and $122	544	239
Equity in and advances to unconsolidated affiliates	622	387
Deferred income taxes	215	300
Other assets	158	124
Total assets	$4,710	$3,674
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$445	$350
Contract liabilities	465	368
Accrued salaries, wages and benefits	216	186
Nonrecourse project debt	10	10
Other current liabilities	161	157
Total current liabilities	1,297	1,071
Pension obligations	349	391
Employee compensation and benefits	104	118
Income tax payable	85	85
Deferred income taxes	17	18
Nonrecourse project debt	22	28
Revolving credit agreement	115	470
Long term debt	928	—
Deferred income from unconsolidated affiliates	—	101
Other liabilities	183	171
Total liabilities	3,100	2,453
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized,177,257,918 and 176,638,882 shares issued, and 140,696,510 and 140,166,589 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,171	2,091
Accumulated other comprehensive loss	(935)	(921)
Retained earnings	1,179	877
Treasury stock, 36,561,408 shares and 36,472,293 shares, at cost	(819)	(818)
Total KBR shareholders’ equity	1,596	1,229
Noncontrolling interests	14	(8)
Total shareholders’ equity	1,610	1,221
Total liabilities and shareholders’ equity	$4,710	$3,674
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$201	$117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30	27
Equity in earnings of unconsolidated affiliates	(33)	(41)
Deferred income tax expense (benefit)	34	(85)
Gain on consolidation of Aspire entities	(115)	—
Other	6	11

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(70)	70
Contract assets	(38)	41
Claims receivable	—	400
Accounts payable	36	(126)
Contract liabilities	(58)	(167)
Accrued salaries, wages and benefits	4	2
Reserve for loss on uncompleted contracts	(5)	(35)
Payments from unconsolidated affiliates, net	6	5
Distributions of earnings from unconsolidated affiliates	9	30
Income taxes payable	7	(5)
Pension funding	(19)	(18)
Net settlement of derivative contracts	1	1
Other assets and liabilities	(32)	(17)
Total cash flows (used in) provided by operating activities	$(36)	$210
Cash flows from investing activities:
Purchases of property, plant and equipment	$(11)	$(6)
Proceeds from sale of assets or investments	1	2
Investments in equity method joint ventures	(162)	—
Acquisition of businesses, net of cash acquired	(357)	2
Adjustments to cash due to consolidation of Aspire entities	197	—
Other	—	(1)
Total cash flows used in investing activities	$(332)	$(3)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Payments to reacquire common stock	$(3)	$(52)
Acquisition of remaining ownership interest in joint ventures	(56)	—
Distributions to noncontrolling interests	—	(1)
Payments of dividends to shareholders	(23)	(23)
Net proceeds from issuance of common stock	1	—
Borrowings on revolving credit agreements	250	—
Borrowings on long term debt	959	—
Payments on revolving credit agreements	(605)	(180)
Payments on short-term and long-term borrowings	(5)	(5)
Debt issuance costs	(46)	—
Total cash flows provided by (used in) financing activities	$472	$(261)
Effect of exchange rate changes on cash	(24)	9
Increase (decrease) in cash and equivalents	80	(45)
Cash and equivalents at beginning of period	439	536
Cash and equivalents at end of period	$519	$491
Supplemental disclosure of cash flows information:
Cash paid for interest	$18	$11
Cash paid for income taxes (net of refunds)	$16	$125
Noncash financing activities
Dividends declared	$11	$11
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

Segment Reorganization

We changed the name of our Engineering & Construction segment to the "Hydrocarbons Services" segment. This change reflects strategic shifts we have made in this business over recent years to evolve to more recurring and reimbursable engineering, consulting and industrial maintenance services, coupled with our de-emphasis in engaging in fixed price EPC projects except for those that fit within our commercial discipline.

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

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:

	Balance at	Adjustments Due to	Balance at
Dollars in millions	December 31, 2017	ASC 606	January 1, 2018
Assets
Accounts receivable	$510	$157	$667
Contract assets	383	(191)	192
Other current assets	93	5	98
Equity in and advances to unconsolidated affiliates	387	87	474
Deferred income taxes	300	(6)	294
Other assets	124	1	125

Liabilities
Contract liabilities	368	9	377
Deferred income from unconsolidated affiliates	101	(101)	—
Other liabilities	171	1	172

Equity
Retained Earnings	877	144	1,021

The impact of adoption on our consolidated statement of operations, balance sheet and cash flows for the period ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$1,267	$1,258	$9
Income before income taxes and noncontrolling interests	80	71	9
Net income	62	54	8

EPS
Basic	$0.30	$0.24	$0.06
Diluted	$0.30	$0.24	$0.06

	Six Months Ended June 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$2,305	$2,294	$11
Income before income taxes and noncontrolling interests	253	243	10
Net income	201	192	9

EPS
Basic	$1.28	$1.21	$0.07
Diluted	$1.27	$1.21	$0.06

	As of June 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable	$779	$571	$208
Contract assets	248	463	(215)
Other current assets	117	112	5
Equity in and advances to unconsolidated affiliates	622	617	5
Deferred income taxes	215	222	(7)

Liabilities
Contract liabilities	465	519	(54)
Deferred income from unconsolidated affiliates	—	99	(99)

Equity
Retained earnings	1,179	1,026	153
Accumulated other comprehensive loss	(935)	(931)	(4)

	Six Months Ended June 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Net income	$201	$192	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(33)	(32)	(1)
Deferred income tax (benefit) expense	34	33	1

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowances for doubtful accounts	(70)	138	(208)
Contract assets	(38)	(254)	216
Contract liabilities	(58)	(41)	(17)
Total cash flows used in operating activities	(36)	(36)	—

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

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are presented below:

	June 30,	December 31,
Dollars in millions	2018	2017
Current maturities of long-term debt	$12	$—
Reserve for estimated losses on uncompleted contracts (a)	10	15
Retainage payable	31	30
Income taxes payable	16	17
Restructuring reserve	6	9
Taxes payable not based on income	8	11
Value-added tax payable	31	13
Insurance payable	4	9
Dividend payable	11	11
Other miscellaneous liabilities	32	42
Total other current liabilities	$161	$157

(a)	See Note 3 to our condensed consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

Other Liabilities

Included in "Other liabilities" on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 is noncurrent deferred rent of $96 million and $99 million, respectively. Also included in "Other liabilities" is a payable to our former parent of $5 million as of June 30, 2018 and December 31, 2017, respectively.

Note 2. Significant Accounting Policies

Our significant accounting policies are detailed in "Note 1. Description of Company and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. The following section represents revisions to those accounting policies due to the adoption of ASC Topic 606 and the separate presentation of acquisition and integration related costs.

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

Many of our government services contracts include variable consideration consisting of base fees (a profit percentage applied to our target cost) or award fees (additional consideration based on performance criteria, subject to final customer approval). Variable consideration can also arise from modifications to the scope of services resulting in unapproved change orders or customer claims. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

Many of our government services contracts are for labor at agreed hourly rates on a cost reimbursable basis to the customer. These contracts are accounted for as a series of distinct services because (a) the labor is provided as a continuous service, (b) each time increment of labor provided is distinct, (c) the nature of the services provided is substantially the same, and (d) the pattern of transfer is the same. In these types of contracts, the entire amount of consideration is recognized as labor is provided.

We also enter into base operations support contracts to provide the resources to operate bases, installations, camps, and stations of military departments. Our base operations support contracts are either fixed price contracts or cost reimbursable contracts. For fixed price contracts, we bill the customer a fixed monthly fee and recognize revenue over time on a straight-line basis where our level of effort remains substantially the same from month to month or where that is not the case, using a cost-to-cost input measure of progress as services are provided. For cost reimbursable contracts, we bill the customer all direct costs incurred each month plus an agreed provisional rate for overhead and fee which are finalized at a later date. Revenue for cost reimbursable contracts is recognized as the direct costs are incurred and billed because the base operations represent a series of distinct services and the direct costs are consistent with our level of effort each month. For the purpose of revenue recognition of the variable elements of the contracts, we apply the variable consideration considerations described above.

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

It is common for our hydrocarbons services contracts to contain incentive fees, performance bonuses, penalties (liquidated damages) or other provisions, including claims and change orders, that may either increase or decrease the transaction price. Incentives and other performance bonuses generally are awarded upon achievement of certain performance metrics, program milestones or cost targets. Liquidated damage penalties in our contracts are generally capped at a percentage of the total contract value. Liquidated damages may be related to schedule delays, (typically calculated based on a daily rate), or tied to performance guarantees.

Substantially all of our performance obligations related to hydrocarbons services contracts are satisfied over time as work progresses due to the continuous transfer of control to the customer. Typically, revenue is recognized over time using the cost-to-cost input measure to measure progress because it best depicts the transfer of goods and services to the customer which occurs as we incur costs on our contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bids and proposals and procurement.

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

It is common for our technology contracts to contain variable consideration including contingent milestone payments and penalties (liquidated damages) that may increase or decrease the transaction price. Contingent milestone payments are primarily related to decisions made by the customer after the LBED has been completed, such as go or no-go decision on the project. Liquidated damage penalties in our technology contracts are typically calculated based on a weekly rate and are capped at a percentage of the total contract value.

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

We estimate variable consideration at the most likely amount to which we expect to be entitled. Any variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

We allocate variable consideration entirely to a performance obligation or to a distinct good or service within a performance obligation if it relates specifically to our efforts to satisfy the performance obligation or transfer the distinct good or service, and the allocation depicts the amount of consideration to which we expect to be entitled.

Claims Against Vendors and Subcontractors

We include claims to vendors, subcontractors and others as a receivable and a reduction in recognized costs when enforceability of the claim is established by the contract and the amounts are reasonably estimable and probable of being recovered. Reductions in recognized costs are recognized to the extent of the lesser of the amounts management expects to recover or to costs incurred.

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

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify contract liabilities as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of contract liabilities is included in "Other liabilities" in our condensed consolidated balance sheets.

Acquisition and integration related costs

Acquisition and integration related costs consist of third party transaction expenses representing legal, consulting and investment banking-related costs that are direct, incremental costs incurred prior to the closing of an acquisition and direct, incremental costs incurred to integrate the operations of newly acquired businesses into the Company's existing infrastructure as well as other initiatives to combine the newly merged companies into new infrastructure.

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
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, and operating income (loss) by reporting segment. The prior year balances have been recast to reflect the change in segments as described in Note 1 to our condensed consolidated financial statements.

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2018	2017	2018	2017
Revenues:
Government Services	$868	$543	$1,545	$1,058

Technology	72	70	134	136
Hydrocarbons Services	327	474	626	973
Subtotal	1,267	1,087	2,305	2,167
Non-strategic Business	—	7	—	33
Total revenues	$1,267	$1,094	$2,305	$2,200
Gross profit (loss):
Government Services	$71	$37	$123	$74
Technology	22	17	38	31
Hydrocarbons Services	37	55	52	88
Subtotal	130	109	213	193
Non-strategic Business	—	(1)	(2)	(3)
Total gross profit	$130	$108	$211	$190
Equity in earnings of unconsolidated affiliates:
Government Services	$6	$18	$14	$27
Hydrocarbons Services	4	14	19	14
Subtotal	10	32	33	41
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$10	$32	$33	$41
General and administrative expenses:
Government Services	$(12)	$(6)	$(18)	$(12)
Technology	—	(1)	(1)	(2)
Hydrocarbons Services	(8)	(8)	(15)	(13)
Other	(21)	(23)	(42)	(43)
Subtotal	(41)	(38)	(76)	(70)
Non-strategic Business	—	—	—	—
Total general and administrative expenses	$(41)	$(38)	$(76)	$(70)
Acquisition and integration related costs:
Government Services	$(1)	$—	$(4)	$—
Technology	—	—	—	—
Hydrocarbons Services	—	—	—	—
Other	—	—	—	—
Subtotal	(1)	—	(4)	—
Non-strategic Business	—	—	—	—
Total acquisition and integration related costs	$(1)	$—	$(4)	$—
Gain on disposition of assets:
Government Services	$—	$—	$—	$—
Technology	—	—	—	—
Hydrocarbons Services	—	1	—	5
Other	—	—	—	—
Subtotal	—	1	—	5
Non-strategic Business	—	—	—	—
Total gain on disposition of assets	$—	$1	$—	$5
Gain on consolidation of Aspire entities:
Government Services	$—	$—	$120	$—
Technology	—	—	—	—
Hydrocarbons Services	—	—	—	—
Other	—	—	(5)	—
Subtotal	—	—	115	—
Non-strategic Business	—	—	—	—
Total gain on consolidation of Aspire entities	$—	$—	$115	$—

Segment operating income (loss):
Government Services	$64	$48	$236	$88
Technology	21	16	36	29
Hydrocarbons Services	34	63	57	95
Other	(21)	(23)	(48)	(43)
Subtotal	98	104	281	169
Non-strategic Business	—	(1)	(2)	(3)
Total segment operating income (loss)	$98	$103	$279	$166

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

Changes in project-related estimates by business segment which significantly impacted operating income were as follows:

Hydrocarbons Services

We recognized changes to equity in earnings as a result of various changes to estimates on the Ichthys LNG project during the three and six months ended June 30, 2017. See Notes 9 and 18 for a discussion of the matters impacting this project during the three and six months ended June 30, 2018.

In the second quarter of 2018, we recognized a favorable change in estimated revenues and net income associated with variable consideration recognized as a result of successful completion and performance testing of a major Hydrocarbons Services project.

The PEMEX and PEP arbitration settlement (see Note 17 to our condensed consolidated financial statements) resulted in additional revenues and gross profit of $35 million during the three and six months ended June 30, 2017.

Note 4. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Dollars in millions	2018	2018
By Service / Product Types
Government Services
Science and Space	$169	$247
Engineering	302	554
Logistics	397	744
Total Government Services	868	1,545

Hydrocarbons
Technology	72	134

Hydrocarbons Services
Onshore	266	504
Offshore	25	49
Industrial Services	18	41
Consulting	18	32
Total Hydrocarbons Services	327	626

Total Hydrocarbons	399	760

Total net revenue	$1,267	$2,305

Government Services revenue earned from key U.S. Government customers including U.S. DoD agencies and NASA was $637 million and $1.1 billion for the three and six months ended June 30, 2018, respectively. Government Services revenue earned from non-U.S. Government customers including the U.K. MoD, the Australian Defence Force and others was $231 million and $416 million for the three and six months end June 30, 2018, respectively.

Revenue by geographic destination was as follows:

	Three Months Ended June 30, 2018
		Hydrocarbons
Total by Countries/Regions Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
United States	$431	$4	$125	$560
Middle East	183	4	31	218
Europe	208	13	52	273
Australia	15	—	95	110
Canada	—	—	4	4
Africa	20	5	4	29
China	—	14	—	14
Other countries	11	32	16	59
Total net revenue	$868	$72	$327	$1,267

	Six Months Ended June 30, 2018
		Hydrocarbons
Total by Countries/Regions Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
United States	$745	$10	$251	$1,006
Middle East	348	11	61	420
Europe	364	21	98	483
Australia	28	1	167	196
Canada	—	2	15	17
Africa	38	12	6	56
China	—	35	—	35
Other countries	22	42	28	92
Total net revenue	$1,545	$134	$626	$2,305

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 30, 2018
		Hydrocarbons
Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
Fixed Price	$283	$68	$48	$399
Cost Reimbursable	585	4	279	868
Total net revenue	$868	$72	$327	$1,267

	Six Months Ended June 30, 2018
		Hydrocarbons
Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
Fixed Price	$501	$127	$104	$732
Cost Reimbursable	1,044	7	522	1,573
Total net revenue	$1,545	$134	$626	$2,305

We recognized revenue of $30 million and $31 million from performance obligations satisfied in previous periods for the three and six month periods ended June 30, 2018, respectively.

On June 30, 2018, we had $10.1 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 31% of our remaining performance obligations as revenue within one year, 23% in years two through five, and 46% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2018.

Note 5. Acquisitions, Dispositions and Other Transactions

Stinger Ghaffarian Technologies Acquisition

On April 25, 2018, we acquired 100% of the outstanding stock of Stinger Ghaffarian Technologies ("SGT"). SGT is a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The acquisition is reported within our GS business segment. Aggregate base consideration for the acquisition was $355 million, plus $13 million of working capital and other purchase price adjustments set forth in the purchase agreement. We initially recognized goodwill of $260 million arising from the acquisition, which primarily relates to future growth opportunities based on an expanded service offering and other expected synergies from the combined operations. Approximately $240 million of the goodwill is deductible for tax purposes. The intangible assets recognized were comprised of customer relationships and backlog. These intangibles will be amortized over a weighted-average period of 19 years. The final settlement of the working capital adjustment is expected in the third quarter of 2018. Accordingly, adjustments to the initial purchase accounting will likely be completed during the second half of 2018.

We funded the acquisition with borrowings under our new Senior Credit Facility that were entered into concurrently with the acquisition. See Note 14 to our condensed consolidated financial statements for information related to our new Senior Secured Credit Facilities. We recognized direct, incremental costs related to this acquisition of $1 million and $3 million during the three and six months ended June 30, 2018, respectively, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Dollars in millions	SGT
Fair value of total consideration transferred	$368
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	11
Accounts receivable	52
Contract assets	21
Other current assets	2
Total current assets	86
Property, plant and equipment, net	2
Equity in and advances to unconsolidated affiliates	2
Intangible assets	74
Deferred income taxes	6
Other assets	8
Total assets	178
Accounts payable	27
Contract liabilities	6
Accrued salaries, wages and benefits	28
Other current liabilities	5
Total current liabilities	66
Employee compensation and benefits	2
Other liabilities	2
Total liabilities	70
Goodwill	$260

The acquired SGT business contributed $90 million of revenues and $7 million of gross profit for the period from April 25, 2018 through June 30, 2018.

Aspire Defence Subcontracting Joint Ventures

On January 15, 2018, Carillion plc ("Carillion"), our U.K. partner in the joint ventures that provide the construction and related support services to Aspire Defence Limited, entered into compulsory liquidation. Carillion no longer performs any of the services for the project, as we have stepped in to deliver both construction and support services without disruption. In accordance with the commercial arrangements of the project company and its lenders, Carillion was excluded from future business and benefit from its interest in the project and we have assumed operational management of the subcontracting joint ventures.

During the first quarter of 2018, we evaluated our rights and obligations under the joint venture agreements and other commercial arrangements of the project company and its lenders. We concluded Carillion's liquidation was a reconsideration event for KBR to reevaluate the primary beneficiary of the subcontracting joint ventures in which we were partners. We concluded KBR is the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting joint ventures. Consequently, KBR consolidated these entities in its financial statements effective January 15, 2018.

Prior to obtaining control of these entities, we accounted for our 50% investment in each of the subcontracting joint ventures under the equity method of accounting. The balance of our net equity investments in these entities was approximately $5 million as of January 15, 2018. As a result of obtaining control of the subcontracting joint ventures, we accounted for these transactions under the acquisition method of accounting for business combination in accordance with ASC 805. Consequently, we remeasured our equity interests in each of the subcontracting joint ventures to fair value which resulted in a gain of approximately $115 million recognized in the first quarter of 2018 and included in "Gain on consolidation of Aspire entities" in our condensed consolidated statements of operations. The fair value of each of the subcontracting joint ventures was determined using a discounted cash flow model with future cash flows based on internal forecasts of revenue and expenses over the remaining life of the subcontract agreement. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. The estimated cash flows were discounted using a weighted-average cost of capital that reflected current market conditions and risk profile for each of the subcontracting joint ventures.

We recognized goodwill of approximately $45 million which was primarily related to the deferred tax liabilities associated with the contract-related intangible assets acquired in the transaction. None of the goodwill is deductible for tax purposes. The contract-related intangible assets have estimated useful lives ranging 4 to 23 years. During the second quarter of 2018, we made immaterial adjustments and reclassifications to the previously reported assets acquired and liabilities assumed upon obtaining control of the subcontracting joint ventures including a reduction to cash and equivalents of $8 million and increase to intangible assets of approximately $10 million. Certain data necessary to complete the purchase price allocation is not yet available and primarily relates to the final determination of certain working capital balances and the fair value of the acquired intangibles as well as the final tax returns that provide the underlying tax basis of the assets and liabilities. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date we obtained control of the subcontracting joint ventures.

Dollars in millions	Aspire
Fair value of Aspire Defence subcontracting entities	$240
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	197
Accounts receivable	4
Other current assets	12
Total current assets	213
Property, plant and equipment, net	9
Intangible assets	253
Other assets	—
Total assets	475
Accounts payable	52
Contract liabilities	161
Accrued salaries, wages and benefits	1
Other current liabilities	21
Total current liabilities	235
Deferred income taxes	43
Other liabilities	2
Total liabilities	280
Goodwill	$45

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in KBR's interest as an equity transaction. The difference between the noncontrolling interests of $124 million in the subcontracting entities at the date of acquisition and the cash consideration paid to Carillion was recognized as a net increase to "PIC" of $74 million for the six month period ended June 30, 2018. We incurred $0 million and $1 million of acquisition-related costs for the three and six months ended June 30, 2018, which were recorded in "Acquisition and integration related costs" on our condensed consolidated statements of operations.

The results of operations of the subcontracting entities have been included in our condensed consolidated statements of operations for periods subsequent to obtaining control on January 15, 2018. The acquired subcontracting joint ventures contributed $144 million and $249 million of revenues and $15 million and $28 million of gross profit for the three and six month periods ended June 30, 2018, respectively, within our GS business segment.

The following supplemental pro forma condensed consolidated results of operations assume that SGT and the Aspire Defence subcontracting joint ventures had been acquired as of January 1, 2017. The supplemental pro forma information was prepared based on the historical financial information of SGT and the Aspire Defence subcontracting joint ventures and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisitions, and the reclassification of the gain on consolidation of the Aspire entities to January 1, 2017. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2017, nor is it indication of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2018	2017	2018	2017
Revenue	$1,291	$1,319	$2,453	$2,644
Net income attributable to KBR	42	87	86	207
Diluted earnings per share	$0.30	$0.62	$0.61	$1.46

Sigma Bravo Pty Ltd Acquisition

During the fourth quarter of 2017, we acquired 100% of the outstanding common shares of Sigma Bravo Pty Ltd ("Sigma Bravo"). Sigma Bravo provides information management, technical support and training services as well as operational support to the Australian Defence Force.

The aggregate purchase price of the acquisition was $9 million. We recognized goodwill of $1 million arising from the acquisition, which relates primarily to customer relationships and future growth opportunities to expand services provided to the Australian Defence Force. None of the goodwill is deductible for income tax purposes. The final settlement of the working capital adjustment occurred in the second quarter and did not have a material effect on our condensed consolidated financial statements.

Note 6. Cash and Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and equivalents include cash balances held by our wholly owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture and the Aspire project cash balances are limited to specific project activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective entities. We expect to use this cash for project costs and distributions of earnings. However, some of the earnings distributions may be paid to other KBR entities where the cash can be used for general corporate needs.

The components of our cash and equivalents balance are as follows:

	June 30, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$106	$87	$193
Short-term investments (c)	15	9	24
Cash and equivalents held in consolidated joint ventures and Aspire project entities	300	2	302
Total	$421	$98	$519

	December 31, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$112	$124	$236
Short-term investments (c)	82	60	142
Cash and equivalents held in consolidated joint ventures	59	2	61
Total	$253	$186	$439

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 7. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	June 30, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Services	$198	$279	$477
Technology	—	41	41
Hydrocarbons Services	65	192	257
Subtotal	263	512	775
Non-strategic Business	—	4	4
Total	$263	$516	$779

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
Our contract assets by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$159	$274	$(115)	(42)%
Technology	31	39	(8)	(21)%
Hydrocarbons Services	58	70	(12)	(17)%
Subtotal	248	383	(135)	(35)%
Non-strategic Business	—	—	—	N/A
Total	$248	$383	$(135)	(35)%

The decrease in contract assets was primarily caused by the initial adjustment due to the adoption of ASC 606, offset by normal business operations and the acquisition of $21 million of contract assets from the purchase of SGT as described in Note 5 to our condensed consolidated financial statements.

Our contract liabilities by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$250	$85	165	194%
Technology	90	62	28	45%
Hydrocarbons Services	118	213	(95)	(45)%
Subtotal	458	360	98	27%
Non-strategic Business	7	8	(1)	(13)%
Total	$465	$368	97	26%

The increase in contract liabilities was primarily related to the acquisition of $161 million of contract liabilities associated with the Aspire Defence project joint ventures, partially offset by normal business operations and the recognition of the incentive fee associated with an Australian LNG project.

Revenue recognized for the six months ended June 30, 2018, that was included in the contract liability balance at December 31, 2017 was $181 million.

Note 9. Unapproved Change Orders, Claims, and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2018	2017
Amounts included in project estimates-at-completion at January 1,	$924	$294
Increase (decrease), net of foreign currency effect	10	280
Approved change orders, net of foreign currency effect	(1)	(3)
Amounts included in project estimates-at-completion at June 30,	$933	$571
Amounts recognized over time based on progress at June 30,	$887	$490

As of June 30, 2018, most of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relate to our proportionate share of unapproved change orders and claims associated with our 30% ownership interest in JKC, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore

LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.
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

In addition to the accrued liquidated damages, it is possible that liquidated damages that have not been included in our estimates at completion in determining project income related to several projects totaling $9 million and $9 million at June 30, 2018 and December 31, 2017, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance and other mitigating factors, we have concluded these liquidated damages are not probable.

Note 10. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $104 million and $101 million as of June 30, 2018 and December 31, 2017, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $77 million as of June 30, 2018 and $79 million as of December 31, 2017, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 16 of our condensed consolidated financial statements for additional discussions. The amount also includes $27 million and $22 million as of June 30, 2018 and December 31, 2017, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 11. Restructuring

In connection with our long-term strategic reorganization, we announced that beginning in the fourth quarter of 2014 we would undertake a restructuring, which would include actions such as reducing the amount of real estate we utilized and significantly reducing our workforce. There were additional actions undertaken in 2015 and 2016, including staff reductions to support current business levels. The employees affected by these reductions were eligible for separation benefits upon termination dates which occurred through 2017. The table below provides a rollforward of one-time charges associated with employee terminations based on the fair value of the termination benefits. These amounts are included in "Other current liabilities" on our condensed consolidated balance sheets.

Dollars in millions	Severance Accrual
Balance at December 31, 2017	$1
Payments	(1)
Balance at June 30, 2018	$—

Balance at December 31, 2016	$8
Payments	(5)
Balance at June 30, 2017	$3

Note 12. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	June 30,	December 31,
Dollars in millions	2018	2017
Beginning balance	$387	$369
Cumulative effect of change in accounting policy (a)	87	—
Adjusted balance at January 1, 2018	474	369
Equity in earnings of unconsolidated affiliates	33	72
Distribution of earnings of unconsolidated affiliates (b)	(9)	(62)
Advances (receipts)	(6)	(11)
Investments (c)	162	—
Foreign currency translation adjustments	(11)	12
Other	(21)	5
Balance before reclassification	$622	$385
Reclassification of excess distributions (b)	—	11
Recognition of excess distributions (b)	—	(9)
Ending balance	$622	$387

(a)
As further discussed in Note 1 to our condensed consolidated financial statements, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)
From 2014 through 2017, we received cash dividends in excess of the carrying value of one of our unconsolidated joint ventures. We have no obligation to return any portion of the cash dividends received. We record excess dividends as "Deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognize these dividends as earnings are generated by the investment. As further discussed in Note 1 to our condensed consolidated financial statements, the adoption of ASC Topic 606 by this unconsolidated joint venture resulted in the reversal of the "Deferred income from unconsolidated affiliates" balance of $101 million in our condensed consolidated balance sheets as of December 31, 2017 in the cumulative effect adjustment of the change in accounting policy.

(c)	In 2018, investments included a $162 million investment to fund JKC.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of June 30,

2018, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture. In addition:

•
The Affinity, Aspire Defence and U.K. Road joint venture projects are further exposed to the risks of construction and insurance losses, if any, on a joint and several basis. Any losses may be limited to the extent that these joint ventures become insolvent as the joint venture customer does not have recourse against the joint venture partners.

•
JKC is further exposed to certain losses to the extent our joint venture partners are unable to meet their obligations, as we have joint and several liability to the customer. JKC has recorded significant unapproved change orders and claims with the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. During the six months ended June 30, 2018, we made additional investments in the joint venture of approximately $162 million to fund our proportionate share of the ongoing project execution activities. We anticipate making additional investments in the joint venture of approximately $140 million to $240 million over the next 12 months. See Notes 9 and 18 to our condensed consolidated financial statements for further discussion regarding contingencies related to the Ichthys JV.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. The Aspire Defence joint venture amounts for 2017 reflect all joint ventures related to the Aspire Defence project.

	June 30, 2018
Dollars in millions	Total assets	Total liabilities
Affinity joint venture (U.K. MFTS project)	$19	$3
Aspire Defence Limited	$76	$6
JKC joint venture (Ichthys LNG project)	$293	$27
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$40	$1

	December 31, 2017
Dollars in millions	Total assets	Total liabilities
Affinity joint venture (U.K. MFTS project)	$26	$10
Aspire Defence joint ventures (Aspire Defence project)	$10	$125
JKC joint venture (Ichthys LNG project)	$140	$25
U.K. Road project joint ventures	$36	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$38	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2018 and 2017, our revenues included $105 million and $38 million, respectively, related to the services we provided to our joint ventures, primarily the Ichthys JV within our HS business segment. Under the terms of an alliance agreement with our EPIC joint venture, EPIC provides certain pipe fabrication services to KBR. EPIC provided no services to KBR under the agreement in the six months ended June 30, 2018 and $3 million of services to KBR under the agreement in the six months ended June 30, 2017.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the six months ended June 30, 2018 and 2017, we incurred approximately $1 million and $3 million, respectively, of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
Dollars in millions	2018	2017
Accounts receivable, net of allowance for doubtful accounts (a)	$12	$28
Contract assets (b)	$2	$2
Contract liabilities (b)	$33	$27
Accounts payable	$2	$—

(a)	Includes a $0 million and $4 million net receivable from the Brown & Root Industrial Services joint venture at June 30, 2018 and December 31, 2017, respectively.

(b)	Reflects contract assets and contract liabilities primarily related to joint ventures within our HS business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2018
	Total assets	Total liabilities
KJV-G joint venture (Gorgon LNG project)	$14	$19
JKS joint venture (Escravos Gas-to-Liquids project)	$8	$13
Fasttrax Limited (Fasttrax project)	$55	$42
Aspire Defence Works/Services entities (Aspire Defence project)	$575	$313

Dollars in millions	December 31, 2017
	Total assets	Total liabilities
KJV-G joint venture (Gorgon LNG project)	$15	$48
JKS joint venture (Escravos Gas-to-Liquids project)	$8	$13
Fasttrax Limited (Fasttrax project)	$57	$47

Note 13. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	—	13	—	13
Expected return on plan assets	(1)	(20)	(1)	(19)
Recognized actuarial loss	1	7	1	7
Net periodic benefit cost	$—	$—	$—	$1

	Six Months Ended June 30,
	2018		2017
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	1	26	1	26
Expected return on plan assets	(2)	(41)	(2)	(37)
Recognized actuarial loss	1	14	1	15
Net periodic benefit cost	$—	$(1)	$—	$4

For the six months ended June 30, 2018, we have contributed approximately $19 million of the $40 million we expect to contribute to our plans in 2018.

Note 14. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	June 30, 2018	December 31, 2017
Revolving credit agreement, terminated April 2018	$—	$470
Revolver	115	—
Term Loan A	163	—
Term Loan B	800	—
Unamortized debt issuance costs - Term Loan A	(4)	—
Unamortized debt issuance costs and discount - Term Loan B	(19)	—
Total long-term debt	1,055	470
Less: current portion	12	—
Total long-term debt, net of current portion	$1,043	$470

Senior Credit Facility

On April 25, 2018, the Company refinanced its $1 billion Credit Agreement due September 2020. The new senior secured credit facility ("Senior Credit Facility") consists of a $500 million revolving credit facility ("Revolver"), a $500 million performance letter of credit facility ("PLOC"), a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. The Term Loan A may be drawn upon until the earlier of becoming fully drawn or June 30, 2019 (the "Availability Period"). Borrowings under the Term Loan A may only be used to fund investments in JKC. See Note 18 to our condensed consolidated financial statements for a discussion on JKC.

The interest rate with respect to the Term Loan B is LIBOR plus 3.75%.The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, adjusted LIBOR plus an additional margin or base rate plus additional margin. The Senior Credit Facility provides for fees on letters of credit issued under the PLOC at varying rates, as shown below. Additionally, there is a commitment fee with respect to the Revolver, PLOC and Term Loan A. The details of the applicable margins and commitment fees are based on the Company's consolidated leverage ratio as follows:

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

The Term Loan A provides for quarterly principal payments of 2.50% of the aggregate principal amount commencing with the fiscal quarter ending June 30, 2019. The Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts commencing with the fiscal quarter ending September 30, 2018.

The Senior Credit Facility contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional liens and indebtedness, enter into asset sales, repurchase our equity shares and make certain types of investments.

The Revolver, PLOC, and Term Loan A contain financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018, may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of June 30, 2018, we were in compliance with our financial covenants.

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

Note 15. Income Taxes

The effective tax rate was approximately 22% and 20% for the three and six months ended June 30, 2018, respectively. The effective tax rate was approximately 21% and 23% for the three and six months ended June 30, 2017, respectively. The effective tax rate for the six months ended June 30, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence project subcontracting joint ventures, that was recorded at a lower rate than our estimated annual tax rate for 2018.

Our estimated annual effective tax rate for 2018 is 23% excluding the impact of obtaining control of the Aspire Defence project subcontracting joint ventures. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2018 earnings are generated.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") making broad and complex changes to the U.S. tax code. SEC Staff Accounting Bulletin (SAB) 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In January and April of 2018, the Internal Revenue Service ("IRS") issued guidance which provides additional clarification on certain aspects of the Deemed Repatriation Transition Tax ("Transition Tax") calculation. We applied this guidance which impacted certain tax elections, increasing our estimated Transition Tax liability by approximately $77 million resulting in a total estimated Transition Tax liability of approximately $223 million which was fully offset by foreign tax credits generated by the deemed repatriation as well as foreign tax credit carryforwards available for use. We anticipate additional IRS guidance relative to the Transition Tax and other aspects of the Tax Act to be forthcoming throughout the remainder of 2018. As of June 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act and will continue to revise our provisional amounts as additional guidance becomes available.

The valuation allowance for deferred tax assets as of June 30, 2018 and December 31, 2017 was $149 million and $217 million, respectively. The change in the valuation allowance was a decrease of $67 million and decrease of $16 million for the three months ended June 30, 2018 and 2017, respectively, and a decrease of $68 million and decrease of $19 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in valuation allowance primarily related to changes in foreign tax credit carryforwards due to the refinement of provisional impacts recorded related to the Transition Tax. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The reserve for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 was $105 million and $184 million, respectively. The change in the reserve for uncertain tax positions primarily relates to a settlement with a tax authority during the six months ended June 30, 2018, resulting in a write off of the deferred tax asset that was previously recorded against the uncertain tax position which had no impact on tax expense.

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

The U.S. government has issued and has outstanding Form 1s questioning $171 million of billed costs as of June 30, 2018. They had previously paid us $88 million of the questioned costs related to our services on these contracts. The remaining balance of $83 million as of June 30, 2018 is included on our condensed balance sheet in “Claims and accounts receivable", "Contract assets" and "Accounts Receivable" in the amounts of $77 million, $4 million, and $2 million respectively. In addition, we have withheld $26 million from our subcontractors at June 30, 2018 related to these questioned costs.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs at June 30, 2018 and December 31, 2017 of $55 million and $51 million, respectively, as a reduction to "Claims and accounts receivable" and in "Other liabilities" on our condensed consolidated balance sheets.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of June 30, 2018 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

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

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover the withheld costs in the approximate amount of $45 million plus interest related to the use of PSCs. The Army filed a notice of appeal on October 12, 2017 and filed its brief on April 10, 2018. We responded and the Army filed its final brief in June. Oral arguments are expected to occur later this year. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

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

On July 19, 2017, the trial court issued its ruling granting KBR’s motions to dismiss on jurisdictional ground and for summary judgment.  In lengthy fact findings, the Court concluded that the military made all the relevant decisions about the use, location and operation of burn pits.  The plaintiffs filed a notice of appeal, and the cases are now pending before the U.S. Court of Appeals for the Fourth Circuit. All briefing has been filed and oral argument took place on May 9, 2018. On June 20, 2018, the Fourth Circuit Court of Appeals affirmed the District Court's dismissal. We anticipate that plaintiffs will consider filing an application for writ of certiorari to the U.S. Supreme Court. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of June 30, 2018, no amounts have been accrued.

Qui tams. We have two qui tam or FCA cases pending, one of which has been joined by the U.S. government (see DOJ False Claims Act complaint - Iraq Subcontractor below) and one qui tam case that was concluded in the first quarter. At this time, we believe the likelihood that we would incur a loss in the qui tams the U.S. government has not joined is remote and as of June 30, 2018, no amounts have been accrued. Costs incurred in defending the qui tams cannot be billed to the U.S. government until those matters are successfully resolved in our favor. If successfully resolved, we can bill 80% of the costs to the U.S. government under federal regulations. As of June 30, 2018, we have incurred and expensed $4 million in legal costs incurred in defending ourselves in qui tams. These cases are discussed below:

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

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the U.S. government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. As of June 30, 2018, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss, which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of June 30, 2018, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case has been extended to October 2018 and no trial date has been set.

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
We also received requests for information and a subpoena for documents from the SEC in 2014 regarding the restatement of our 2013 annual financial statements. We reached a settlement with the SEC in July 2018 which was accrued in "Other current liabilities" on our condensed consolidated balance sheets as of June 30, 2018. The settlement did not have a material impact on our financial statements.

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

PEMEX and PEP arbitration

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP related to a dispute from 2004. The settlement provided for a cash payment to Commisa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is resolved and all amounts were paid by PEP in April 2017. As a result of the final settlement, we recognized additional revenues and gross profit of $35 million for the three and six months ended June 30, 2017.

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

As discussed below, the additional costs associated with these various claims and related issues have been included in determining estimated profit at completion. Estimated recoveries associated with the additional change orders, customer claims, and claims against suppliers and subcontractors have also been included in determining estimated profit at completion. Further, there are additional claims we believe our joint venture is entitled to recover from the client and subcontractors related to additional project costs which have been excluded from estimated revenues at completion as appropriate under U.S. GAAP.

Cost Reimbursable Scope

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the reimbursable portion of the contract between JKC and its client. However, the client has disputed some of these contract price adjustments and change orders. Those disputed change orders remain unapproved. In order to facilitate the continuation of work under the contract while we work to resolve this dispute, the client agreed to a contractual mechanism (“Deed of Settlement”) in 2016 providing funding in the form of an interim contract price adjustment to JKC for settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client reserved its rights under this funding mechanism, those unapproved change orders have accordingly been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Deed of Settlement by the client.

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

Our proportionate share of the total amount of the contract price adjustments under the Deed of Settlement, included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above is $168 million and $177 million as of June 30, 2018 and December 31, 2017, respectively.

In September and October 2017, additional change orders pertaining to suppliers and subcontractors under the cost reimbursable portion of the contract were presented to the client. The client funded these change orders, but did not formally approve them as contract price adjustments and have reserved its rights. JKC in turn settled these change orders with the associated suppliers and subcontractors. The formal contract price adjustment for these settlements remained pending at June 30, 2018, but there is no requirement to refund these amounts to the client by a date certain, unlike amounts funded under the Deed of Settlement.

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

Fixed-Price Scope

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of a combined cycle power plant ("Power Plant"). The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant. JKC believes the Consortium breached its contract and repudiated its obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC was in repudiatory breach of the contract. JKC has responded to this request, denying JKC committed any breach of its contract with the Consortium and restated its claim that the Consortium breached and repudiated its contract with JKC and is furthermore liable to JKC for all costs to complete the Power Plant.

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

On November 30, 2017, JKC made a notification of claim to the Consortium in the amount of $1.7 billion for recovery of these expected costs. The arbitration hearing has been set for October 2019 and we expect a decision in the first half of 2020.

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

Note 19. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2017	$1,221	$2,091	$877	$(818)	$(921)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,365	2,091	1,021	(818)	(921)	(8)
Consolidation and acquisition of noncontrolling in Aspire entities (see Note 5)	74	74	—	—	—	—
Share-based compensation	6	6	—	—	—	—
Dividends declared to shareholders	(22)	—	(22)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	1	—	—	—	—	1
Net income	201	—	180	—	—	21
Other comprehensive income, net of tax	(14)	—	—	—	(14)	—
Balance at June 30, 2018	$1,610	$2,171	$1,179	$(819)	$(935)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders	(22)	—	(22)	—	—	—
Repurchases of common stock	(52)	—	—	(52)	—	—
Issuance of ESPP shares	1	—	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Net income	117	—	114	—	—	3
Other comprehensive income, net of tax	18	—	—	—	20	(2)
Balance at June 30, 2017	$811	$2,093	$580	$(820)	$(1,030)	$(12)

Accumulated other comprehensive loss, net of tax

	June 30,
Dollars in millions	2018	2017
Accumulated foreign currency translation adjustments, net of tax of $1 and $3	$(281)	$(255)
Pension and post-retirement benefits, net of tax of $225 and $251	(647)	(772)
Fair value of derivatives, net of tax of $0 and $0	(7)	(3)
Total accumulated other comprehensive loss	$(935)	$(1,030)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2017	$(258)	$(660)	$(3)	$(921)
Other comprehensive income adjustments before reclassifications	(28)	—	(4)	(32)
Amounts reclassified from accumulated other comprehensive income	5	13	—	18
Balance at June 30, 2018	$(281)	$(647)	$(7)	$(935)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	7	—	—	7
Amounts reclassified from accumulated other comprehensive income	—	13	—	13
Balance at June 30, 2017	$(255)	$(772)	$(3)	$(1,030)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2018	2017	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(15)	$(16)	See (a) below
Tax benefit	2	3	Provision for income taxes
Net pension and post-retirement benefits	$(13)	$(13)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 13 to our condensed consolidated financial statements for further discussion.

	Six Months Ended June 30,
Dollars in millions	2018	2017	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(5)	$—	Gain on consolidation of Aspire entities
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(5)	$—	Net of tax

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—	—	$—	$—
Withheld to cover shares	16,321	$18.14	—	170,606	$15.69	3
Total	16,321	$18.14	$—	170,606	$15.69	$3

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	3,345,366	$14.93	$50	3,345,366	$14.93	$50
Withheld to cover shares	15,475	$14.45	—	165,143	$15.08	2
Total	3,360,841	$14.92	$50	3,510,509	$14.93	$52

Note 21. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2018	2017	2018	2017
Basic weighted average common shares outstanding	140	141	140	142
Stock options and restricted shares	1	—	1	—
Diluted weighted average common shares outstanding	141	141	141	142

For purposes of applying the two-class method in computing income per share, there were $0.3 million and $1.1 million net earnings allocated to participating securities, or a negligible amount per share and $0.01 per share, for the three and six months ended June 30, 2018, respectively. Net earnings allocated to participating securities for the three and six months ended June 30, 2017 were $0.6 million and $0.8 million, or a negligible amount per share, respectively. The diluted income per share calculation did not include 1.7 million and 1.7 million antidilutive weighted average shares for the three and six months ended June 30, 2018, respectively. The diluted income per share calculation did not include 2.3 million and 2.4 million antidilutive weighted average shares for the three and six months ended June 30, 2017, respectively.

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

As of June 30, 2018, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $69 million, all of which had durations of 11 days or less. We also had approximately $181 million (gross notional value) of cash flow hedges which had durations of approximately 25 months or less. The cash flow hedges are primarily related to the British Pound and Australian Dollar. The Australian Dollar hedges are primarily utilized to reduce the volatility of cash flows associated with the forecasted funding of JKC in Australian Dollars.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at June 30, 2018 and December 31, 2017. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gains (losses) dollars in millions	2018	2017	2018	2017
Balance sheet hedges - fair value	$(1)	$3	$1	$4
Balance sheet position - remeasurement	2	(4)	(6)	(11)
Net	$1	$(1)	$(5)	$(7)

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

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Overview of Financial Results

For the quarter ended June 30, 2018, we generated revenues of $1.3 billion and net income attributable to KBR of $42 million. Highlights in the quarter include:

Our GS business segment, which provides full life-cycle support solutions to defense, space, aviation and missions for governmental agencies in the U.S., U.K. and Australia, generated revenues of $868 million and gross profit plus equity in earnings of $77 million for the quarter ended June 30, 2018. This compares to revenues of $543 million and gross profits plus equity in earnings of $55 million for the quarter ended June 30, 2017. The current quarter improvements were driven by revenue and earnings from the consolidation of the Aspire Defence project entities, acquisition of SGT, and growth on LogCAP IV and other international base operation and support contracts for the U.S. military.

Our Technology business segment, which provides licensed technologies and knowledge-based services to the hydrocarbons value chain, generated revenues of $72 million and gross profits of $22 million for the quarter ended June 30, 2018. This compares to revenues of $70 million and gross profits of $17 million for the quarter ended June 30, 2017. The current quarter improvements were driven by mix of work and improved chargeability of our operating centers.

Our HS business segment, where we provide comprehensive project and program delivery capability globally for the hydrocarbons value chain, generated revenues of $327 million and gross profit plus equity in earnings of $41 million in the quarter ended June 30, 2018. This compares to revenues of $474 million and gross profits plus equity in earnings of $69 million in the quarter ended June 30, 2017. The decrease in revenue was primarily driven by projects that were completed or substantially completed during the past 12 months. Gross profits plus equity in earnings for the current quarter decreased compared to the prior year primarily due to the non-recurrence of the $35 million PEMEX settlement that was recognized in 2017, projects completing or nearing completion, the under recovery of resources, and reduced activity on the Ichthys LNG project as it nears completion. These decreases were partially offset by the recognition of the incentive fees associated with variable consideration recognized as a result of successful completion and performance testing of a major Hydrocarbons Services project.

Our Non-strategic Business segment generated no revenues and no gross profit during the quarter ended June 30, 2018 compared to revenues of $7 million and gross losses of $1 million in the quarter ended June 30, 2017. All Non-Strategic Business projects are substantially complete as of June 30, 2018. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the three months ended June 30, 2018. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Revenues	$1,267	$1,094	$173	16%

The increase in consolidated revenues was primarily driven by the consolidation of the Aspire Defence project entities as discussed in Note 5 to our condensed consolidated financial statements, acquisition of SGT, and organic growth on LogCAP IV and other contracts within our GS business segment. The increase was partially offset by decreased revenue in our HS segment caused by reduced activity and the completion or near completion of several projects in the U.S. and Canada, the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017, and decreased revenues in our non-strategic segment as we exit that business.

Gross Profit	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gross profit	$130	$108	$22	20%

The increase in consolidated gross profit was primarily caused by the consolidation of the Aspire Defence project entities as discussed in Note 5 to our condensed consolidated financial statements, acquisition of SGT, and organic growth on LogCAP IV and other contracts within our GS business segment and increased profit in our Technology segment. These increases were partially offset by decreased profit in our HS segment due to reduced activity and the non-recurrence of the PEMEX settlement.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Equity in earnings of unconsolidated affiliates	$10	$32	$(22)	(69)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to the consolidation of the Aspire Defence project entities and reduced activity on the Ichthys LNG project as it nears completion.

General and Administrative Expenses	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
General and administrative expenses	$(41)	$(38)	$(3)	8%

The increase in general and administrative expenses was primarily due to $4 million of G&A expenses related to SGT which was acquired on April 25, 2018 and increased expense associated with the organic growth in our GS business segment. These increases were partially offset by reduced general and administrative expenses in our HS and Other business segments. General and administrative expenses in the second quarter of 2018 and 2017 included $21 million and $23 million, respectively, related to corporate activities and $20 million and $15 million, respectively, related to the business segments.

Interest Expense	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Interest expense	$(17)	$(5)	$(12)	240%

The increase in interest expense was primarily due to increased borrowings and an increase in the weighted-average interest rate on our borrowings as a result of the refinancing transaction as discussed in Note 14 to our condensed consolidated financial statements.

Other Non-operating Income (Expense)	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Other non-operating income (expense)	$(1)	$2	$(3)	(150)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The change in other non-operating income was primarily due to reduced foreign exchange gains in the current quarter and various other expenses.

Provision for Income Taxes	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Income before provision for income taxes and noncontrolling interests	$80	$100	$(20)	(20)%
(Provision) for income taxes	$(18)	$(21)	$3	(14)%

Our provision for income taxes for the three months ended June 30, 2018 reflects a 22% tax rate as compared to a 21% tax rate for the three months ended June 30, 2017. See Note 15 to our condensed consolidated financial statements for discussion of changes in our valuation allowance associated with deferred tax assets.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Net income attributable to noncontrolling interests	$(20)	$(2)	$(18)	900%

The increase in net income attributable to noncontrolling interests was primarily caused by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 3 to our condensed consolidated financial statements.

	Three Months Ended June 30,
Dollars in millions	2018	2017
Revenues
Government Services	$868	$543
Technology	72	70
Hydrocarbons Services	327	474
Subtotal	1,267	1,087
Non-strategic Business	—	7
Total	$1,267	$1,094

Gross profit (loss)
Government Services	$71	$37
Technology	22	17
Hydrocarbons Services	37	55
Subtotal	130	109
Non-strategic Business	—	(1)
Total	$130	$108

Equity in earnings of unconsolidated affiliates
Government Services	$6	$18
Hydrocarbons Services	4	14
Subtotal	10	32
Non-strategic Business	—	—
Total	$10	$32

Total general and administrative expenses	$(41)	$(38)

Acquisition and integration related costs	(1)	—

Gain on disposition of assets	$—	$1

Total operating income	$98	$103

Government Services

GS revenues increased by $325 million, or 60%, to $868 million in the second quarter of 2018, compared to $543 million in the second quarter of 2017. This increase was primarily due to an additional $142 million of revenues from the consolidation of the Aspire Defence project entities due to us becoming the primary beneficiary of these entities as a result of Carillion's liquidation, an additional $90 million of revenues from the acquisition of SGT, strong organic growth in LogCAP IV, progress on Diego Garcia which was awarded in May 2017, and growth on various other contracts. See Note 5 to our condensed consolidated financial statements for more information on the consolidation of the Aspire entities and the acquisition of SGT.

GS gross profit increased by $34 million, or 92%, to $71 million in the second quarter of 2018 compared to $37 million in the second quarter of 2017. This increase was primarily due to $15 million of gross profit from the consolidation of the Aspire Defence project entities due to us becoming the primary beneficiary of these entities as a result of Carillion's liquidation, $7 million of gross profit from the acquisition of SGT, and increases from revenue growth on LogCAP IV.

GS equity in earnings of unconsolidated affiliates decreased by $12 million, or 67%, to $6 million in the second quarter of 2018 compared to $18 million in the second quarter of 2017 primarily due to the consolidation of the Aspire Defence project entities due to us becoming the primary beneficiary of these entities as a result of Carillion's liquidation.

Technology

Technology revenues increased by $2 million, or 3%, to $72 million in the second quarter of 2018 compared to $70 million in the second quarter of 2017. This was due primarily to an increase in our olefins business, partially offset by decreases in proprietary equipment sales and projects that have been completed.

Technology gross profit increased by $5 million, or 29%, to $22 million in the second quarter of 2018 compared to $17 million in the second quarter of 2017. This increase was primarily driven by mix of work and improved chargeability of our operating centers.

Hydrocarbons Services

HS revenues decreased by $147 million, or 31%, to $327 million in the second quarter of 2018, compared to $474 million in the second quarter of 2017. This decrease was primarily due to reduced activity on several projects nearing completion in the U.S and Canada, and the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017. These decreases were partially offset by the recognition of the incentive fees associated with variable consideration recognized as a result of successful completion and performance testing of a major Hydrocarbons Services project and increased volume on Ichthys, along with new wins and growth on existing projects during the second quarter of 2018.

HS gross profit decreased by $18 million, or 33% to $37 million in the second quarter of 2018, compared to $55 million in the second quarter of 2017. This decrease was primarily due to the nonrecurring PEMEX settlement of $35 million in 2017, projects nearing completion and the under recovery of resources. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

HS equity in earnings of unconsolidated affiliates decreased by $10 million, or 71% to $4 million in the second quarter of 2018, compared to earnings of $14 million in the second quarter of 2017. This decrease was primarily due to reduced activity on the Ichthys LNG project as it nears completion. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys JV.
Non-strategic Business

Non-strategic Business revenues decreased by $7 million, or 100%, to $0 million in the second quarter of 2018 compared to $7 million in the second quarter of 2017. This decrease was primarily due to the substantial completion of several power projects as we exit that business.

Non-strategic Business gross profit was $0 million in the second quarter of 2018 compared to a gross loss of $1 million in the second quarter of 2017. This increase was primarily due to losses recognized in 2017 that did not recur in 2018.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 3 to our condensed consolidated financial statements.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Overview of Financial Results

For the six months ended June 30, 2018, we generated revenues of $2.3 billion and net income attributable to KBR of $180 million, compared to revenues of $2.2 billion and net income attributable to KBR of $114 million for the six months ended June 30, 2017. The increase in revenues and net income were primarily driven by the consolidation of the Aspire Defence project entities, acquisition of SGT, and growth on existing projects in our GS business segment as well as the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

Our GS business segment generated revenues of $1.5 billion and gross profits plus equity in earnings of $137 million for the six months ended June 30, 2018, compared to revenues of $1.1 billion and gross profits plus equity in earnings of $101 million for the six months ended June 30, 2017. The improvements were driven by the consolidation of the Aspire Defence project entities as discussed in Note 5 to our condensed consolidated financial statements, which resulted in $249 million of additional revenues, $90 million in revenues from the acquisition of SGT, and strong organic growth on LogCAP IV and other international base operation and support contracts for the U.S. military.

Our Technology business segment generated revenues of $134 million and gross profits of $38 million for the six months ended June 30, 2018, compared to revenues of $136 million and gross profits of $31 million for the six months ended June 30, 2017. The decrease in revenue was primarily caused by decreases in proprietary equipment sales, partially offset by increases in syngas, chemicals, and olefins revenues. However, profit margins were favorably impacted by mix of work and improved chargeability of our operating centers in the six months ended June 30, 2018, resulting in higher gross profits compared to the six months ended June 30, 2017.

Our HS business segment generated revenues of $626 million and gross profit plus equity in earnings of $71 million for the six months ended June 30, 2018 compared to revenues of $973 million and gross profits plus equity in earnings of $102 million for the six months ended June 30, 2017. The decrease in revenue was primarily caused by projects that were completed or substantially completed during the last 12 months. The decrease in gross profit plus equity in earnings was primarily due to the reduction in revenues and the non-recurrence of the $35 million PEMEX settlement recognized in 2017. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

Our Non-strategic Business segment generated no revenues and a gross loss of $2 million for the six months ended June 30, 2018 compared to revenues of $33 million and gross losses of $3 million for the six months ended June 30, 2017. All Non-Strategic Business projects are substantially complete as of June 30, 2018. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Revenues	$2,305	$2,200	$105	5%

The increase in consolidated revenues was primarily driven by the consolidation of the Aspire Defence project entities as discussed in Note 5 to our condensed consolidated financial statements, acquisition of SGT, and organic growth on LogCAP IV and other contracts within our GS business segment. The increase was partially offset by decreased revenue in our HS segment caused by reduced activity and the completion or near completion of several projects in the U.S. and Canada, the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017, and decreased revenues in our non-strategic segment as we exit that business.

Gross Profit	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gross profit	$211	$190	$21	11%

The increase in gross profit was primarily caused by the consolidation of the Aspire Defence project entities as discussed in Note 5 to our condensed consolidated financial statements, acquisition of SGT, and organic growth on LogCAP IV and other contracts within our GS business segment and increased profit in our Technology segment. These increases were partially offset by decreased profit in our HS segment due to reduced activity and the non-recurrence of the PEMEX settlement.

Equity in Earnings of Unconsolidated Affiliates	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Equity in earnings of unconsolidated affiliates	$33	$41	$(8)	(20)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to the consolidation of the Aspire Defence project entities and losses from a joint venture in Mexico, partially offset by increased earnings on our Ichthys LNG project joint venture and a European JV. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

General and Administrative Expenses	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
General and administrative expenses	$(76)	$(70)	$(6)	9%

The increase in general and administrative expenses was primarily due to $4 million of G&A expenses related to SGT which was acquired on April 25, 2018 and increased expense due to the organic growth in our GS business segment. General and administrative expenses in the six months ended June 30, 2018 and 2017 included $42 million and $43 million, respectively, related to corporate activities and $34 million and $27 million, respectively, related to the business segments.

Acquisition and Integration Related Costs	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Acquisition and integration related costs	$(4)	$—	$(4)	N/A

The increase in acquisition and integration related costs was primarily due to $3 million of direct, incremental costs related to the acquisition of SGT and approximately $1 million related to the consolidation of the Aspire Defence project entities.

Gain on Consolidation of Aspire Entities	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gain on consolidation of Aspire entities	$115	$—	$115	N/A

The gain on consolidation of Aspire entities was due to the $115 million gain recognized upon the consolidation of the Aspire Defence project entities. See Note 5 to our condensed consolidated financial statements for additional information.

Interest Expense	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Interest expense	$(23)	$(10)	$(13)	130%

The increase in interest expense was primarily due to increased borrowings and an increase in the weighted-average interest rate on our borrowings as a result of the refinancing transaction as discussed in Note 14 to our condensed consolidated financial statements.

Other Non-operating Income (Expense)	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Other non-operating income (expense)	$(3)	$(5)	$2	(40)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in other non-operating expense was primarily due to an increase in interest income associated with the cash balances held by the Aspire Defence project entities. See Note 5 to our condensed consolidated financial statements for discussion of the Aspire entities.

Provision for Income Taxes	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Income before provision for income taxes and noncontrolling interests	$253	$151	$102	68%
Provision for income taxes	$(52)	$(34)	$(18)	53%

Our provision for income taxes for the six months ended June 30, 2018 reflects a 20% tax rate as compared to a 23% tax rate for the six months ended June 30, 2017. The 2018 period provision for income taxes is higher than the 2017 period primarily due to higher income before provision for income taxes related to the gain of approximately $115 million recognized in the first quarter of 2018 as a result of obtaining control of the Aspire Defence project subcontracting joint ventures. See Note 15 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Net income attributable to noncontrolling interests	$(21)	$(3)	$(18)	600%

The increase in net income attributable to noncontrolling interests was primarily caused by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 3 to our condensed consolidated financial statements.

	Six Months Ended June 30,
Dollars in millions	2018	2017
Revenues
Government Services	$1,545	$1,058
Technology	134	136
Hydrocarbons Services	626	973
Subtotal	2,305	2,167
Non-strategic Business	—	33
Total	$2,305	$2,200

Gross profit (loss)
Government Services	$123	$74
Technology	38	31
Hydrocarbons Services	52	88
Subtotal	213	193
Non-strategic Business	(2)	(3)
Total	$211	$190

Equity in earnings of unconsolidated affiliates
Government Services	$14	$27
Hydrocarbons Services	19	14
Subtotal	33	41
Non-strategic Business	—	—
Total	$33	$41

Total general and administrative expenses	$(76)	$(70)

Acquisition and integration related costs	$(4)	$—

Gain on disposition of assets	$—	$5

Gain on consolidation of Aspire entities	$115	$—

Total operating income	$279	$166

Government Services

GS revenues increased by $487 million, or 46%, to $1.5 billion in the six months ended June 30, 2018, compared to $1.1 billion in the six months ended June 30, 2017. This increase was primarily due to an additional $246 million of revenues from the consolidation of the Aspire Defence project entities, an additional $90 million of revenues from the acquisition of SGT, and strong organic growth in LogCAP IV, progress on Diego Garcia which was awarded in May 2017, and growth on various other contracts. See Note 5 to our condensed consolidated financial statements for more information on the consolidation of the Aspire entities and the acquisition of SGT.

GS gross profit increased by $49 million, or 66%, to $123 million in the six months ended June 30, 2018, compared to $74 million in the six months ended June 30, 2017. This increase was primarily due to $28 million of gross profit from the consolidation of the Aspire Defence project entities, $7 million of gross profit from the acquisition of SGT, and the increased revenue from growth on LogCAP IV.

GS equity in earnings of unconsolidated affiliates decreased by $13 million, or 48%, to $14 million in the six months ended June 30, 2018 compared to $27 million in the six months ended June 30, 2017. This decrease was primarily due to the consolidation of the Aspire Defence project entities.

Technology

Technology revenues decreased by $2 million, or 1%, to $134 million in the six months ended June 30, 2018, compared to $136 million in the six months ended June 30, 2017 primarily due to a decrease in proprietary equipment sales, partially offset by increases in our olefins, chemicals, and syngas technology applications.

Technology gross profit increased by $7 million, or 23%, to $38 million in the six months ended June 30, 2018, compared to $31 million in the six months ended June 30, 2017, primarily driven by mix of work and improved chargeability of our operating centers.

Hydrocarbons Services

HS revenues decreased by $347 million, or 36%, to $626 million in the six months ended June 30, 2018, compared to $973 million in the six months ended June 30, 2017. This decrease was primarily due to reduced activity and the completion or near completion of several projects in the U.S. and Canada, and the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

HS gross profit decreased by $36 million, or 41%, to $52 million in the six months ended June 30, 2018, compared to $88 million in the six months ended June 30, 2017. This decrease was primarily due to the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017 and projects completing or nearing completion and the under recovery of resources. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

HS equity in earnings of unconsolidated affiliates increased by $5 million, or 36%, to $19 million in the six months ended June 30, 2018, compared to $14 million in the six months ended June 30, 2017. This increase was primarily due to an increase in earnings provided by the Ichthys LNG project, partially resulting from increased cost estimates in the first quarter of 2017 that did not recur in 2018, and increased earnings on a JV in Europe. These increases were partially offset by decreased earnings on a joint venture in Mexico. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

Non-strategic Business revenues decreased by $33 million, or 100%, to $0 million in the six months ended June 30, 2018, compared to $33 million in the six months ended June 30, 2017. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business incurred a gross loss of $2 million in the six months ended June 30, 2018, compared to a loss of $3 million in the six months ended June 30, 2017. The current year gross loss was associated with close-out activities on completed projects as we exit the business.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 3 to our condensed consolidated financial statements. See Notes 9, 12, and 18 to our condensed consolidated financial statements for more information on the Ichthys JV.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate over the contract period dependent upon critical project decisions to be made by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience. Where contract duration is indefinite and clients can terminate for convenience without compensating us for periods beyond the date of termination, backlog is limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the expected value of our services in backlog.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.6 billion at June 30, 2018 and $7.2 billion at December 31, 2017. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $6.4 billion at June 30, 2018 and $125 million at December 31, 2017.

The following table summarizes our backlog by business segment for the periods ended June 30, 2018 and December 31, 2017, respectively:

	June 30,	December 31,
Dollars in millions	2018	2017
Government Services	$10,842	$8,355
Technology	509	387
Hydrocarbons Services	2,140	1,822
Subtotal	13,491	10,564
Non-strategic Business	4	6
Total backlog	$13,495	$10,570

Backlog in our Government Services business segment at June 30, 2018 was $10.8 billion, an increase of $2.5 billion when compared to backlog of $8.4 billion at December 31, 2017. The increase was primarily due to including 100% of backlog associated with the consolidation of the Aspire Defence subcontracting joint ventures as of June 30, 2018, as compared to our 50% proportionate share of backlog for these entities as of December 31, 2017 and new awards, partially offset by workoff.

Backlog in our Technology business segment at June 30, 2018 was $509 million, an increase of $122 million when compared to backlog of $387 million at December 31, 2017. The increase was primarily the result of new awards, partially offset by workoff.

Backlog in our Hydrocarbons Services business segment at June 30, 2018 was $2.1 billion, an increase of $318 million when compared to backlog of $1.8 billion at December 31, 2017. The increase was primarily the result of new awards, partially offset by backlog workoff.

The difference between backlog of $13.5 billion and the remaining performance obligation as defined by ASC 606 of $10.1 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 4 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

We estimate that as of June 30, 2018, 31% of our backlog will be executed within one year. Of this amount, 82% will be recognized in revenues on our condensed consolidated statement of operations and 18% will be recorded by our unconsolidated joint ventures. As of June 30, 2018, $87 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2018, 7% of our backlog was attributable to fixed-price contracts, 62% was attributable to PFIs and 31% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2018, $9.9 billion of our GS backlog was currently funded by our customers.

As of June 30, 2018, we had approximately $4.3 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

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

Liquidity and Capital Resources

Hydrocarbons services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $500 million PLOC or our $500 million Revolver under our Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Senior Credit Facilities and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next 12 months.
Cash generated from operations and the new Senior Credit Facility are our primary sources of liquidity.  Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our hydrocarbons services projects.  We sometimes receive cash in the early phases of our larger hydrocarbons services fixed-price projects, technology projects, and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers. We believe that existing cash balances, internally generated cash flows and availability under our Senior Credit Facility are sufficient to support our day-to-day domestic and foreign business operations for the next 12 months.
Cash and equivalents totaled $519 million at June 30, 2018 and $439 million at December 31, 2017 and consisted of the following:

	June 30,	December 31,
Dollars in millions	2018	2017
Domestic U.S. cash	$96	$184
International cash	121	194
Joint venture and Aspire Defence project cash	302	61
Total	$519	$439

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are now generally free of U.S. tax but may incur withholding and/or state taxes. We still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of June 30, 2018, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

Joint venture cash and Aspire Defence Project cash balances reflect the amounts held by those entities that we consolidate for financial reporting purposes. These amounts are limited to those entities' activities and are not readily available for general corporate purposes; however, portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

As of June 30, 2018, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Six Months Ended June 30,
Dollars in millions	2018	2017
Cash flows (used in) provided by operating activities	$(36)	$210
Cash flows used in investing activities	(332)	(3)
Cash flows provided by (used in) financing activities	472	(261)
Effect of exchange rate changes on cash	(24)	9
Increase (decrease) in cash and equivalents	$80	$(45)

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

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost reimbursable versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Cash used in operations totaled $36 million in the first six months in 2018, primarily resulting from net unfavorable changes of $130 million in working capital balances for projects as discussed below:

•
Accounts receivable is impacted by the timing and collections on billings to our customers. The $70 million unfavorable cash flow impact related to accounts receivable was primarily related to increases in accounts receivable in our GS U.S. operations and increases in accounts receivable in the consolidated Aspire entities, since the date we obtained control, partially offset by strong collections in our Technology segment.

•
Contract assets are associated with the timing of billings to our customers and are generally related to our cost reimbursable projects where we bill as we incur project costs. The $38 million unfavorable cash flow impact related to contract assets was primarily related to increases in contract assets related to a downstream EPC project in the U.S. and in various other U.S. government projects.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The $36 million favorable cash flow impact related to accounts payable was primarily related to an increase in accounts payable related to the consolidated Aspire entities subsequent to the date we obtained control and various other U.S. government projects. This increase was partially offset by decreases in accounts payable related to our HS and Technology business segments.

•
Contract liabilities are associated with our fixed price projects, which we generally structure to be cash positive, and are impacted by the timing of billing for achievement of milestones and payments received from our customers in advance of incurring project costs. The $58 million unfavorable cash flow impact related to contract liabilities was primarily related to funding of projects in Australia within our HS business segment. This unfavorable impact was partially offset by advanced billings in our GS business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $9 million and contributed $19 million to our pension funds in the first six months of 2018.
Cash provided by operations totaled $210 million in the first six months in 2017 primarily resulting from net favorable changes of $218 million in working capital balances for projects as discussed below:

•
Accounts receivable decreased primarily due to collections from customers within our HS business segment associated with several ammonia projects in the U.S. and a road construction project in the Middle East within our GS business segment.

•
Contract assets decreased in the first six months in 2017, due primarily to billings to a customer within our HS business segment associated with progress on a project in the U.S. These decreases were partially offset by the timing of billings to various customers within our Technology business segment.

•	Claims receivable decreased in the first half of 2017 due to the billing and collection of the outstanding claims receivable associated with the PEMEX litigation settlement.

•
Accounts payable decreased in the first six months in 2017, primarily due to the power project within our Non-strategic Business segment as the project neared completion as well as the timing of invoicing and payments within the normal course of business.

•
Contract liabilities decreased in the first six months in 2017, primarily due to the funding of two EPC ammonia projects in the U.S. within our HS business segment as well as a power project within our Non-strategic Business segment as they neared completion.

•	We received distributions of earnings from our unconsolidated affiliates of $30 million and contributed approximately $18 million to our pension funds in the first six months in 2017.
Investing activities. Cash used in investing activities totaled $332 million in the first six months in 2018 and was primarily due to the acquisition of SGT and investment in JKC, partially offset by the incremental cash resulting from the consolidation of the Aspire entities.

Cash used in investing activities totaled $3 million in the first six months in 2017 and was primarily used in the purchase of equipment.

Financing activities. Cash provided by financing activities totaled $472 million in the first six months of 2018 and includes $120 million in borrowings on our terminated Credit Agreement, $130 million on our new Revolver, $959 million in borrowings on Term Loans A and B, offset by the $590 million payoff of our terminated Credit Agreement, $15 million in payments on our new Revolver, $46 million debt issuance costs, $23 million for dividend payments to common shareholders and $56 million to acquire the noncontrolling interest in the Aspire project entities and the remaining 25% noncontrolling interest in one of our other joint ventures.

Cash used in financing activities totaled $261 million in the first six months of 2017 and included $180 million of payments on our Credit Agreement, $52 million of common stock repurchases and $23 million for dividend payments to common shareholders.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, and cash borrowings under our Senior Credit Facility.

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

During the six months ended June 30, 2018, we made additional investments in JKC of approximately $162 million to fund our proportionate share of the ongoing project execution activities. We are projecting our funding requirements to JKC to be in the range of $140-$240 million over the next 12 months.

Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $349 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the six months ended June 30, 2018 were $19 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis with the next valuation period beginning in April 2018. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under our Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $324 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of June 30, 2018, with respect to our $500 million Revolver, we have $115 million of outstanding revolver borrowings and have issued $31 million of letters of credit, with $354 million of remaining capacity. With respect to our PLOC, we have $82 million of outstanding letters of credit and $418 million of remaining capacity. With respect to our $324 million of uncommitted lines of credit, we have utilized $235 million for letters of credit as of June 30, 2018, with $89 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $861 million. Of the letters of credit outstanding under our Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $158 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member. As the need arises, future projects will be supported by letters of credit issued under our PLOC, revolving credit facility or other lines of credit arranged on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our PLOC, revolving credit facility and bilateral lines of credit to support our operations for the next 12 months.

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

We are exposed to market risk for changes in interest rates for borrowings under our Senior Credit Facility, of which there were $1.1 billion as of June 30, 2018.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the six months ended June 30, 2018 was 4.63%.  Our weighted average interest rate was 5.56% for the period subsequent to our refinancing transaction discussed in Note 14 to our condensed consolidated financial statements. We had no derivative financial instruments to manage interest rate risk related to outstanding borrowings. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $5 million in the next 12 months, based on outstanding borrowings as of June 30, 2018.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Beginning January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers and we implemented changes to our processes and controls related to revenue recognition.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

We consolidated certain Aspire Defence project entities as of January 15, 2018 and we completed the acquisition of SGT on April 25, 2018. We are in the process of integrating these businesses which may result in additions or changes to our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2018.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2018	291	$16.50	—	$160,236,157
May 1 - 31, 2018	4,746	$17.24	—	$160,236,157
June 1 - 30, 2018	11,284	$18.57	—	$160,236,157

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of June 30, 2018 was 16,321 shares at an average price of $18.14 per share.

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
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed April 27, 2018)

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

Dated: July 30, 2018                      Dated: July 30, 2018