Form 10-Q
period 2018-09-30
KBR, INC.
filed 2018-10-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 12, 2018, there were 140,877,868 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$1,278	$1,034	$3,583	$3,234
Cost of revenues	(1,156)	(947)	(3,250)	(2,957)
Gross profit	122	87	333	277
Equity in earnings of unconsolidated affiliates	21	23	54	64
General and administrative expenses	(37)	(37)	(113)	(107)
Acquisition and integration related costs	(1)	—	(5)	—
Gain on disposition of assets	—	—	—	5
Gain on consolidation of Aspire entities	(2)	—	113	—
Operating income	103	73	382	239
Interest expense	(20)	(6)	(43)	(16)
Other non-operating loss	(1)	(4)	(4)	(9)
Income before income taxes and noncontrolling interests	82	63	335	214
Provision for income taxes	(22)	(16)	(74)	(50)
Net income	60	47	261	164
Net income attributable to noncontrolling interests	(2)	(2)	(23)	(5)
Net income attributable to KBR	$58	$45	$238	$159
Net income attributable to KBR per share:
Basic	$0.41	$0.32	$1.68	$1.12
Diluted	$0.41	$0.32	$1.68	$1.12
Basic weighted average common shares outstanding	141	140	140	141
Diluted weighted average common shares outstanding	141	140	141	141
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$60	$47	$261	$164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(9)	2	(37)	7
Reclassification adjustment included in net income	—	—	5	—
Foreign currency translation adjustments, net of taxes of $0, $1, $(3) and $7	(9)	2	(32)	7
Pension and post-retirement benefits, net of tax:
Actuarial losses, net of tax	—	—	—	—
Reclassification adjustment included in net income	5	5	18	18
Pension and post-retirement benefits, net of taxes of $(1), $(2), $(3) and $(4)	5	5	18	18
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	(4)	1	(8)	1
Reclassification adjustment included in net income	3	(1)	3	(1)
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	(1)	—	(5)	—
Other comprehensive (loss) income, net of tax	(5)	7	(19)	25
Comprehensive income	55	54	242	189
Less: Comprehensive income attributable to noncontrolling interests	(2)	(3)	(23)	(4)
Comprehensive income attributable to KBR	$53	$51	$219	$185
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$581	$439
Accounts receivable, net of allowance for doubtful accounts of $12 and $12	866	510
Contract assets	214	383
Other current assets	103	93
Total current assets	1,764	1,425
Claims and accounts receivable	96	101
Property, plant, and equipment, net of accumulated depreciation of $360 and $329 (including net PPE of $37 and $34 owned by a variable interest entity)	129	130
Goodwill	1,268	968
Intangible assets, net of accumulated amortization of $145 and $122	523	239
Equity in and advances to unconsolidated affiliates	724	387
Deferred income taxes	211	300
Other assets	148	124
Total assets	$4,863	$3,674
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$492	$350
Contract liabilities	464	368
Accrued salaries, wages and benefits	229	186
Nonrecourse project debt	10	10
Other current liabilities	169	157
Total current liabilities	1,364	1,071
Pension obligations	328	391
Employee compensation and benefits	106	118
Income tax payable	84	85
Deferred income taxes	12	18
Nonrecourse project debt	22	28
Revolving credit agreement	115	470
Long-term debt	1,010	—
Deferred income from unconsolidated affiliates	—	101
Other liabilities	164	171
Total liabilities	3,205	2,453
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 177,354,248 and 176,638,882 shares issued, and 140,874,917 and 140,166,589 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,175	2,091
Accumulated other comprehensive loss	(940)	(921)
Retained earnings	1,225	877
Treasury stock, 36,479,331 shares and 36,472,293 shares, at cost	(817)	(818)
Total KBR shareholders’ equity	1,643	1,229
Noncontrolling interests	15	(8)
Total shareholders’ equity	1,658	1,221
Total liabilities and shareholders’ equity	$4,863	$3,674
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$261	$164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47	38
Equity in earnings of unconsolidated affiliates	(54)	(64)
Deferred income tax expense (benefit)	29	(75)
Gain on consolidation of Aspire entities	(113)	—
Other	13	20

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(144)	100
Contract assets	(4)	11
Claims receivable	—	400
Accounts payable	72	(144)
Contract liabilities	(63)	(207)
Accrued salaries, wages and benefits	18	39
Reserve for loss on uncompleted contracts	(8)	(43)
Payments from unconsolidated affiliates, net	7	6
Distributions of earnings from unconsolidated affiliates	16	41
Income taxes payable	28	(7)
Pension funding	(30)	(28)
Net settlement of derivative contracts	(2)	4
Other assets and liabilities	(37)	(17)
Total cash flows provided by operating activities	$36	$238
Cash flows from investing activities:
Purchases of property, plant and equipment	$(15)	$(6)
Proceeds from sale of assets or investments	1	2
Investments in equity method joint ventures	(257)	—
Acquisition of businesses, net of cash acquired	(354)	2
Adjustments to cash due to consolidation of Aspire entities	197	—
Other	—	(2)
Total cash flows used in investing activities	$(428)	$(4)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Payments to reacquire common stock	$(3)	$(52)
Acquisition of remaining ownership interest in joint ventures	(56)	—
Distributions to noncontrolling interests	—	(1)
Payments of dividends to shareholders	(34)	(34)
Net proceeds from issuance of common stock	2	—
Borrowings on revolving credit agreements	250	—
Borrowings on long-term debt	1,052	—
Payments on revolving credit agreements	(605)	(180)
Payments on short-term and long-term borrowings	(7)	(5)
Debt issuance costs	(47)	—
Total cash flows provided by (used in) financing activities	$552	$(272)
Effect of exchange rate changes on cash	(18)	13
Increase (decrease) in cash and equivalents	142	(25)
Cash and equivalents at beginning of period	439	536
Cash and equivalents at end of period	$581	$511
Supplemental disclosure of cash flows information:
Cash paid for interest	$34	$16
Cash paid for income taxes (net of refunds)	$20	$128
Noncash financing activities
Dividends declared	$11	$11
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

Principles of Consolidation

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 11 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

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

Segment Reorganization

Effective January 1, 2018, we changed the name of our Engineering & Construction segment to the "Hydrocarbons Services" segment. This change reflects strategic shifts we have made in this business over recent years to evolve to more recurring and reimbursable engineering, consulting and industrial maintenance services, coupled with our de-emphasis in engaging in fixed price EPC projects except for those that fit within our commercial discipline.

Also effective January 1, 2018, we changed the structure of our internal organization in a manner that caused our consulting business to be moved from the Technology & Consulting business segment to the Hydrocarbons Services (formerly E&C) business segment. As of January 1, 2018, our segments consist of the following five reportable segments:

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

We classify revenue contract liabilities as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of contract liabilities is included in "Other liabilities" in our condensed consolidated balance sheets. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

Adoption of New Accounting Standards

ASU 2014-09, Revenue from Contracts with Customers, codified as ASC Topic 606. On January 1, 2018, we adopted ASC Topic 606 and the related amendments ("ASC 606") using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. See Note 2 for a description of our accounting policy resulting from adoption of ASC 606.

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

The impact of adoption on our consolidated statement of operations, balance sheet and cash flows for the period ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$1,278	$1,294	$(16)
Cost of revenues	(1,156)	(1,157)	(1)
Equity in earnings of unconsolidated affiliates	21	19	2
Income before income taxes and noncontrolling interests	82	92	(10)
Provision for income taxes	(22)	(24)	(2)
Net income	60	68	(8)

EPS
Basic	$0.41	$0.47	$(0.06)
Diluted	$0.41	$0.47	$(0.06)

	Nine Months Ended September 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$3,583	$3,588	$(5)
Cost of revenues	(3,250)	(3,251)	(1)
Equity in earnings of unconsolidated affiliates	54	50	4
Income before income taxes and noncontrolling interests	335	335	—
Provision for income taxes	(74)	(75)	(1)
Net income	261	260	1

EPS
Basic	$1.68	$1.68	$—
Diluted	$1.68	$1.68	$—

	As of September 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable	$866	$609	$257
Contract assets	214	471	(257)
Other current assets	103	102	1
Equity in and advances to unconsolidated affiliates	724	716	8
Deferred income taxes	211	218	(7)
Other assets	148	143	5

Liabilities
Contract liabilities	464	496	(32)
Deferred income taxes	12	14	(2)
Deferred income from unconsolidated affiliates	—	97	(97)
Other liabilities	164	164	—

Equity
Retained earnings	1,225	1,080	145
Accumulated other comprehensive loss	(940)	(933)	(7)

	Nine Months Ended September 30, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Net income	$261	$260	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(54)	(50)	(4)
Deferred income tax (benefit) expense	29	30	(1)

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowances for doubtful accounts	(144)	114	(258)
Contract assets	(4)	(263)	259
Contract liabilities	(63)	(65)	2
Other assets and liabilities	(37)	(38)	1
Total cash flows used in operating activities	36	36	—

The impacts of adoption were primarily related to: (1) conforming our contracts recorded over time from previously acceptable methods to the cost-to-cost percentage of completion methodology, (2) combining certain deliverables that were previously considered separate deliverables into a single performance obligation, and (3) separating certain contracts that were previously considered one deliverable into multiple performance obligations.

The impacts of adoption on our opening balance sheet were primarily related to reclassification of amounts between "Accounts receivable, net of allowance for doubtful accounts" and "Contract assets" based on whether an unconditional ri ght to consideration has been established or not, and the deferral of costs incurred and payments received to fulfill a contract, which were previously recorded in income in the period incurred or received but under the new standard will generally be capitalized and amortized over the period of contract performance.

In connection with the consolidation of certain previously unconsolidated VIEs associated with the Aspire Defence project in the first quarter of 2018, we elected to early adopt ASC 606 for each of the remaining unconsolidated Aspire Defence contracting entities effective January 1, 2018. As a result of the adoption by the Aspire Defence contracting entities, we identified multiple performance obligations associated with the project deliverables that were previously accounted for as a single deliverable under its contract with the MoD. In addition to the above impacts of adoption on revenue and gross margin, the cumulative effect of the adoption by Aspire Defence contracting entities resulted in sufficient additional income that had been previously recorded as "Deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets in the amount of $101 million, which was reversed and included in the cumulative effect adjustment. Also, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence contracting entities. Except for the Aspire Defence contract entities, we have availed the SEC exemption under ASU 2017-13 to defer the application of ASC 606 to our remaining unconsolidated joint ventures until January 1, 2019.
Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 are presented below:

	September 30,	December 31,
Dollars in millions	2018	2017
Current maturities of long-term debt	$21	$—
Reserve for estimated losses on uncompleted contracts	7	15
Retainage payable	32	30
Income taxes payable	21	17
Restructuring reserve	5	9
Taxes payable not based on income	9	11
Value-added tax payable	30	13
Insurance payable	4	9
Dividend payable	11	11
Other miscellaneous liabilities	29	42
Total other current liabilities	$169	$157

Other Liabilities

Included in "Other liabilities" on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 is noncurrent deferred rent of $94 million and $99 million, respectively. Also included in "Other liabilities" is a payable to our former parent of $5 million as of September 30, 2018 and December 31, 2017.

Note 2. Significant Accounting Policies

Our significant accounting policies are detailed in "Note 1. Description of Company and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. The following section represents revisions to those accounting policies due to the adoption of ASC 606 and the separate presentation of acquisition and integration related costs.

Revenue Recognition

Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied, which generally occurs with the transfer of control of the goods or services to the customer.

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

The following is a description of the principal activities from which we generate revenues by reportable segment:

Government Services

For most of government services, the customer contracts with us to provide support solutions to defense, space, aviation and other programs and missions through long-term service contracts. The performance obligations related to these long-term service contracts are primarily created through the issuance of task orders by the customer because a service contract generally does not meet the criteria to be considered a contract under ASC 606 since it does not obligate the customer to issue any task orders and could be canceled without substantive penalty under termination for convenience clauses. Accordingly, each task order releases us to perform specific portions of the overall scope in the service contract and is typically accounted for as a separate contract because the task order establishes the enforceable rights and obligations and payment terms. Task orders can include option periods that may be approved by the customer at a later date depending on the customer's future needs and budget availability.

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

We also enter into base operations support contracts to provide the resources to operate bases, installations, camps, and stations of military departments. Our base operations support contracts are either fixed price contracts or cost reimbursable contracts. For fixed price contracts, we bill the customer a fixed monthly fee and recognize revenue over time on a straight-line basis where our level of effort remains substantially the same from month to month or where that is not the case, using a cost-to-cost input measure of progress as services are provided. For cost reimbursable contracts, we bill the customer all direct costs incurred each month plus an agreed provisional rate for overhead and fee, which are finalized at a later date. Revenue for cost reimbursable contracts is recognized as the direct costs are incurred and billed because the base operations represent a series of distinct services and the direct costs are consistent with our level of effort each month. For the purpose of revenue recognition of the variable elements of the contracts, we apply the variable consideration considerations described above.

Revenue on our other types of government services contracts is primarily recognized over time using the cost-to-cost input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress because it best depicts the transfer of assets to the customer, which occurs as we incur costs on the contracts. Contract costs include actual direct project costs incurred and an allocation of our indirect costs.

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

It is common for our hydrocarbons services contracts to contain incentive fees, performance bonuses, penalties (liquidated damages) or other provisions, including claims and change orders that may either increase or decrease the transaction price. Incentives and other performance bonuses generally are awarded upon achievement of certain performance metrics, program milestones or cost targets. Liquidated damage penalties in our contracts are generally capped at a percentage of the total contract value. Liquidated damages may be related to schedule delays, typically calculated based on a daily rate, or tied to performance guarantees.

Substantially all of our performance obligations related to hydrocarbons services contracts are satisfied over time as work progresses due to the continuous transfer of control to the customer. Typically, revenue is recognized over time using the cost-to-cost input measure to measure progress because it best depicts the transfer of goods and services to the customer, which occurs as we incur costs on our contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bids and proposals and procurement.

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

It is common for our technology contracts to contain variable consideration including contingent milestone payments and penalties (liquidated damages) that may increase or decrease the transaction price. Contingent milestone payments are primarily related to decisions made by the customer after the LBED has been completed, such as a go or no-go decision on the project. Liquidated damage penalties in our technology contracts are typically triggered by late delivery and are calculated based on a weekly rate and are capped at a percentage of the total contract value.

Substantially all of our performance obligations related to technology contracts are satisfied over time as work progresses. Typically, revenue is recognized over time using the cost-to-cost input measure to measure progress because it best depicts the transfer of assets to the customer, which occurs as we incur costs on our contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance and are recognized as the performance obligation is satisfied.

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

We allocate variable consideration entirely to a performance obligation or to a distinct good or service within a performance obligation if it relates specifically to our efforts to satisfy the performance obligation or transfer the distinct good or service, and the allocation represents the amount of consideration to which we expect to be entitled.

Claims Against Vendors and Subcontractors

We include claims to vendors, subcontractors and others as a receivable and a reduction in recognized costs when enforceability of the claim is established by the contract and the amounts are reasonably estimable and probable of being recovered. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or to costs incurred.

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

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, general and administrative expenses, acquisition and integration related costs, gain on disposition of assets, gain of consolidation of Aspire entities, and operating income (loss) by reporting segment. The prior year balances have been recast to reflect the change in segments as described in Note 1 to our condensed consolidated financial statements.

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2018	2017	2018	2017
Revenues:
Government Services	$928	$582	$2,473	$1,640
Technology	81	60	215	196
Hydrocarbons Services	268	388	894	1,361
Subtotal	1,277	1,030	3,582	3,197
Non-strategic Business	1	4	1	37
Total revenues	$1,278	$1,034	$3,583	$3,234
Gross profit (loss):
Government Services	$81	$39	$204	$113
Technology	23	19	61	50
Hydrocarbons Services	23	26	75	114
Subtotal	127	84	340	277
Non-strategic Business	(5)	3	(7)	—
Total gross profit	$122	$87	$333	$277
Equity in earnings of unconsolidated affiliates:
Government Services	$8	$14	$22	$41
Hydrocarbons Services	13	9	32	23
Subtotal	21	23	54	64
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$21	$23	$54	$64
General and administrative expenses:
Government Services	$(12)	$(6)	$(30)	$(18)
Technology	(1)	—	(2)	(2)
Hydrocarbons Services	(6)	(8)	(21)	(21)
Other	(18)	(23)	(60)	(66)
Subtotal	(37)	(37)	(113)	(107)
Non-strategic Business	—	—	—	—
Total general and administrative expenses	$(37)	$(37)	$(113)	$(107)
Acquisition and integration related costs:
Government Services	$(1)	$—	$(5)	$—
Technology	—	—	—	—
Hydrocarbons Services	—	—	—	—
Other	—	—	—	—
Subtotal	(1)	—	(5)	—
Non-strategic Business	—	—	—	—
Total acquisition and integration related costs	$(1)	$—	$(5)	$—
Gain on disposition of assets:
Government Services	$—	$—	$—	$—
Technology	—	—	—	—
Hydrocarbons Services	—	—	—	5

Other	—	—	—	—
Subtotal	—	—	—	5
Non-strategic Business	—	—	—	—
Total gain on disposition of assets	$—	$—	$—	$5
Gain on consolidation of Aspire entities:
Government Services	$(2)	$—	$118	$—
Technology	—	—	—	—
Hydrocarbons Services	—	—	—	—
Other	—	—	(5)	—
Subtotal	(2)	—	113	—
Non-strategic Business	—	—	—	—
Total gain on consolidation of Aspire entities	$(2)	$—	$113	$—
Segment operating income (loss):
Government Services	$73	$48	$309	$136
Technology	23	18	59	47
Hydrocarbons Services	29	26	86	121
Other	(17)	(22)	(65)	(65)
Subtotal	108	70	389	239
Non-strategic Business	(5)	3	(7)	—
Total segment operating income (loss)	$103	$73	$382	$239

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

Changes in project-related estimates by business segment that significantly impacted operating income were as follows:

Hydrocarbons Services

We recognized changes to equity in earnings as a result of various changes to estimates on the Ichthys LNG project during the three and nine months ended September 30, 2017. See Note 10 for a discussion of the matters impacting this project during the three and nine months ended September 30, 2018.

In the second quarter of 2018, we recognized a favorable change in estimated revenues and net income associated with variable consideration recognized as a result of successful completion and performance testing of a major Hydrocarbons Services project.

The PEMEX and PEP arbitration settlement (see Note 16 to our condensed consolidated financial statements) resulted in additional revenues and gross profit of $35 million during the nine months ended September 30, 2017.

Note 4. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Dollars in millions	2018	2018
By Service / Product Types
Government Services
Science and Space	$206	$453
Engineering	292	846
Logistics	430	1,174
Total Government Services	928	2,473

Hydrocarbons
Technology	81	215

Hydrocarbons Services
Onshore	217	721
Offshore	21	70
Industrial Services	14	55
Consulting	16	48
Total Hydrocarbons Services	268	894

Total Hydrocarbons	349	1,109

Non-strategic business	1	1

Total net revenue	$1,278	$3,583

Government Services revenue earned from key U.S. government customers including U.S. DoD agencies and NASA was $717 million and $1.8 billion for the three and nine months ended September 30, 2018, respectively. Government Services revenue earned from non-U.S. government customers including the U.K. MoD, the Australian Defence Force and others was $211 million and $627 million for the three and nine months ended September 30, 2018, respectively.

Revenue by geographic destination was as follows:

	Three Months Ended September 30, 2018
		Hydrocarbons
Total by Countries/Regions Dollars in millions	Government Services	Technology	Hydrocarbons Services	Non-strategic Business	Total
United States	$484	$2	$113	$1	$600
Middle East	200	1	36	—	237
Europe	197	13	39	—	249
Australia	16	—	54	—	70
Canada	—	—	2	—	2
Africa	20	8	10	—	38
Asia	—	54	5	—	59
Other countries	11	3	9	—	23
Total net revenue	$928	$81	$268	$1	$1,278

	Nine Months Ended September 30, 2018
		Hydrocarbons
Total by Countries/Regions Dollars in millions	Government Services	Technology	Hydrocarbons Services	Non-strategic Business	Total
United States	$1,229	$12	$364	$1	$1,606
Middle East	548	12	97	—	657
Europe	561	34	137	—	732
Australia	44	1	221	—	266
Canada	—	2	17	—	19
Africa	58	20	16	—	94
Asia	—	129	11	—	140
Other countries	33	5	31	—	69
Total net revenue	$2,473	$215	$894	$1	$3,583

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended September 30, 2018
		Hydrocarbons
Dollars in millions	Government Services	Technology	Hydrocarbons Services	Non-strategic Business	Total
Fixed Price	$268	$80	$38	$1	$387
Cost Reimbursable	660	1	230	—	891
Total net revenue	$928	$81	$268	$1	$1,278

	Nine Months Ended September 30, 2018
		Hydrocarbons
Dollars in millions	Government Services	Technology	Hydrocarbons Services	Non-strategic Business	Total
Fixed Price	$769	$207	$142	$1	$1,119
Cost Reimbursable	1,704	8	752	—	2,464
Total net revenue	$2,473	$215	$894	$1	$3,583

We recognized revenue of $23 million and $54 million from performance obligations satisfied in previous periods for the three and nine month periods ended September 30, 2018, respectively.

On September 30, 2018, we had $10.1 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 30% of our remaining performance obligations as revenue within one year, 24% in years two through five, and 46% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of September 30, 2018.

Note 5. Acquisitions, Dispositions and Other Transactions

Stinger Ghaffarian Technologies Acquisition

On April 25, 2018, we acquired 100% of the outstanding stock of Stinger Ghaffarian Technologies ("SGT"). SGT is a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The acquisition is reported within our GS business segment. Aggregate base consideration for the acquisition was $355 million, plus $13 million of working capital and other purchase price adjustments set forth in the purchase agreement. We initially recognized goodwill of $257 million arising from the acquisition, which primarily relates to future growth opportunities based on an expanded service offering and other expected synergies from the combined operations. Approximately $237 million of the goodwill is deductible for tax purposes. The intangible assets recognized were comprised of customer relationships and backlog. These intangibles will be amortized over a weighted-average period of 19 years. During the third quarter of 2018, we recognized an adjustment to reflect the final working capital settlement, which increased other current assets and decreased the fair value of consideration transferred by $3 million.

We funded the acquisition with borrowings under our new Senior Credit Facility that were entered into concurrently with the acquisition. See Note 13 to our condensed consolidated financial statements for information related to our new Senior Secured Credit Facility. We recognized direct, incremental costs related to this acquisition of $1 million and $4 million during the three and nine months ended September 30, 2018, respectively, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations.

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Dollars in millions	SGT
Fair value of total consideration transferred	$365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	11
Accounts receivable	52
Contract assets	21
Other current assets	2
Total current assets	86
Property, plant and equipment, net	2
Equity in and advances to unconsolidated affiliates	2
Intangible assets	74
Deferred income taxes	6
Other assets	8
Total assets	178
Accounts payable	27
Contract liabilities	6
Accrued salaries, wages and benefits	28
Other current liabilities	5
Total current liabilities	66
Employee compensation and benefits	2
Other liabilities	2
Total liabilities	70
Goodwill	$257

The acquired SGT business contributed $126 million and $216 million of revenues and $12 million and $19 million of gross profit for the three and nine month periods ended September 30, 2018, respectively, within our GS business segment.

Aspire Defence Subcontracting Joint Ventures

On January 15, 2018, Carillion plc ("Carillion"), our U.K. partner in the joint ventures that provide the construction and related support services to Aspire Defence Limited, entered into compulsory liquidation. Carillion no longer performs any of the services for the project, as we have stepped in to deliver both construction and support services without disruption. In accordance with the commercial arrangements of the project company and its lenders, Carillion was excluded from future business and benefit from its interest in the project and we have assumed operational management and control of the subcontracting joint ventures.

During the first quarter of 2018, we evaluated our rights and obligations under the joint venture agreements and other commercial arrangements of the project company and its lenders. We concluded Carillion's liquidation was a reconsideration event for KBR to reevaluate the primary beneficiary of the subcontracting joint ventures in which we were partners. We concluded KBR is the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting joint ventures. Consequently, KBR began consolidating these entities in its financial statements effective January 15, 2018.

Prior to obtaining control of these entities, we accounted for our 50% investment in each of the subcontracting joint ventures under the equity method of accounting. The balance of our net equity investments in these entities was approximately $5 million as of January 15, 2018. As a result of obtaining control of the subcontracting joint ventures, we accounted for these transactions under the acquisition method of accounting for business combinations in accordance with ASC 805. Consequently, we remeasured our equity interests in each of the subcontracting joint ventures to fair value, which resulted in a gain of approximately $113 million included in "Gain on consolidation of Aspire entities" in our condensed consolidated statements of operations. The fair value of each of the subcontracting joint ventures was determined using a discounted cash flow model with future cash flows based on internal forecasts of revenue and expenses over the remaining life of the subcontract agreements. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. The estimated cash flows were discounted using a weighted-average cost of capital that reflected current market conditions and the risk profile for each of the subcontracting joint ventures.

We recognized goodwill of approximately $44 million, which was primarily related to the deferred tax liabilities associated with the contract-related intangible assets acquired in the transaction. None of the goodwill is deductible for tax purposes. The contract-related intangible assets have estimated useful lives ranging 4 to 23 years. During the third quarter of 2018, we made immaterial adjustments and reclassifications to the previously reported assets acquired and liabilities assumed upon obtaining control of the subcontracting joint ventures including an increase to accounts receivable of $10 million and decrease to intangible assets of approximately $9 million. Certain data necessary to complete the purchase price allocation is not yet available and primarily relates to the final tax returns that provide the underlying tax basis of the assets and liabilities. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date we obtained control of the subcontracting joint ventures.

Dollars in millions	Aspire
Fair value of Aspire Defence subcontracting entities	$240
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	197
Accounts receivable	14
Other current assets	12
Total current assets	223
Property, plant and equipment, net	9
Intangible assets	244
Total assets	476
Accounts payable	53
Contract liabilities	161
Accrued salaries, wages and benefits	1
Other current liabilities	21
Total current liabilities	236
Deferred income taxes	42
Other liabilities	2
Total liabilities	280
Goodwill	$44

Noncontrolling interests	$120

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in KBR's interest as an equity transaction. The difference between the noncontrolling interests of $124 million in the subcontracting entities at the date of acquisition and the cash consideration paid to Carillion was recognized as a net increase to "PIC" of $74 million for the nine month period ended September 30, 2018. We incurred $0 million and $1 million of acquisition-related costs for the three and nine months ended September 30, 2018, which were recorded in "Acquisition and integration related costs" on our condensed consolidated statements of operations.

The results of operations of the subcontracting entities have been included in our condensed consolidated statements of operations for periods subsequent to assuming control on January 15, 2018. The acquired subcontracting joint ventures contributed $138 million and $387 million of revenues and $14 million and $42 million of gross profit for the three and nine month periods ended September 30, 2018, respectively, within our GS business segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2018	2017	2018	2017
Revenue	$1,278	$1,268	$3,730	$3,911
Net income attributable to KBR	61	43	147	250
Diluted earnings per share	$0.43	$0.31	$1.04	$1.77

Sigma Bravo Pty Ltd Acquisition

During the fourth quarter of 2017, we acquired 100% of the outstanding common shares of Sigma Bravo Pty Ltd ("Sigma Bravo"). Sigma Bravo provides information management, technical support and training services as well as operational support to the Australian Defence Force.

The aggregate purchase price of the acquisition was $9 million. We recognized goodwill of $1 million arising from the acquisition, which relates primarily to customer relationships and future growth opportunities to expand services provided to the Australian Defence Force. None of the goodwill is deductible for income tax purposes. The final settlement of the working capital adjustment occurred in the second quarter of 2018 and did not have a material effect on our condensed consolidated financial statements. In the third quarter of 2018, we recorded a deferred tax liability and corresponding increase to goodwill of approximately $2 million associated with the acquired intangible assets.

Subsequent Event

On October 11, 2018 we sold our interest in our EPIC joint venture for approximately $24 million. As of September 30, 2018, our balance in "Equity in and advances to unconsolidated affiliates" associated with this joint venture was approximately $24 million.

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

The components of our cash and equivalents balance are as follows:

	September 30, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$153	$79	$232
Short-term investments (c)	17	29	46
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	301	2	303
Total	$471	$110	$581

	December 31, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$112	$124	$236
Short-term investments (c)	82	60	142
Cash and equivalents held in consolidated joint ventures	59	2	61
Total	$253	$186	$439

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 7. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	September 30, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Services	$232	$295	$527
Technology	6	65	71
Hydrocarbons Services	76	192	268
Subtotal	314	552	866
Non-strategic Business	—	—	—
Total	$314	$552	$866

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
Our contract assets by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$118	$274	$(156)	(57)%
Technology	25	39	(14)	(36)%
Hydrocarbons Services	71	70	1	1%
Subtotal	214	383	(169)	(44)%
Non-strategic Business	—	—	—	N/A
Total	$214	$383	$(169)	(44)%

The decrease in contract assets was primarily caused by the initial adjustment due to the adoption of ASC 606, offset by normal business operations and the acquisition of $21 million of contract assets from the purchase of SGT as described in Note 5 to our condensed consolidated financial statements.

Our contract liabilities by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$240	$85	155	182%
Technology	101	62	39	63%
Hydrocarbons Services	118	213	(95)	(45)%
Subtotal	459	360	99	28%
Non-strategic Business	5	8	(3)	(38)%
Total	$464	$368	96	26%

The increase in contract liabilities was primarily related to the acquisition of $161 million of contract liabilities associated with the Aspire Defence project joint ventures, partially offset by normal business operations and the recognition of the incentive fee associated with an Australian LNG project.

Revenue recognized for the nine months ended September 30, 2018 that was included in the contract liability balance at December 31, 2017 was $247 million.

Note 9. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $96 million and $101 million as of September 30, 2018 and December 31, 2017, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $73 million as of September 30, 2018 and $79 million as of December 31, 2017, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 15 of our condensed consolidated financial statements for additional information. The amount also includes $23 million and $22 million as of September 30, 2018 and December 31, 2017, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 10. Unapproved Change Orders, Claims, and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, claims and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2018	2017
Amounts included in project estimates-at-completion at January 1,	$924	$294
Increase (decrease), including foreign currency effect	39	483
Approved change orders	(4)	(4)
Amounts included in project estimates-at-completion at September 30,	$959	$773
Amounts recognized over time based on progress at September 30,	$922	$687

As of September 30, 2018, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
KBR intends to vigorously pursue approval and collection of amounts still due under all unapproved change orders and claims, as well as resolution of contingencies within reserved amounts with subcontractors and clients. Further, there are additional claims that KBR believes it is entitled to recover from its clients and from subcontractors which have been excluded from estimated revenues and profits at completion as appropriate under U.S. GAAP. These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and could result in significant changes to the estimated revenues, costs and profits at completion on the underlying projects.

Ichthys LNG Project

Project Status

We have a 30% ownership interest in the JKC joint venture ("JKC"), which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.
The Ichthys LNG Project is substantially complete on a cost-to-cost basis. All of the components of the plant, except for the combined cycle power plant ("Power Plant"), have been completed and handed over to the client. The Power Plant includes five gas turbine generators which are complete and handed over to the client, and three steam turbine generators (the "STGs") which are currently forecasted to be completed by the end of the second quarter 2019. At the current level of progress, which includes portions of the power plant already completed, the plant is capable of LNG production.
Unapproved Change Orders and Claims

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

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the reimbursable portion of the contract between JKC and its client. However, the client disputed some of these contract price adjustments and subsequently withheld certain payments. In order to facilitate the continuation of work under the contract while we worked to resolve this dispute, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC and consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client reserved its rights under this funding mechanism, settlement funds (or interim contract price adjustment) have been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Funding Deed by the client.

If JKC's claims against its client which were funded under the Funding Deed remain unresolved by December 31, 2020, JKC will be required to refund sums funded by the client under the terms of the Funding Deed. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded. While JKC continued to pursue settlement of these disputes with the client, JKC initiated arbitration proceedings in 2017 and is planning other arbitrations against the client to resolve open claims.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above is $163 million and $177 million as of September 30, 2018 and December 31, 2017, respectively. The difference in these values is strictly due to exchange rate fluctuations.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost reimbursable portion of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at September 30, 2018, but unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a date certain.

In October 2018, JKC received a favorable ruling from an arbitration tribunal. The ruling determined a contract interpretation in JKC's favour, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017.  Pursuant to this decision, JKC is undertaking steps for a formal contract adjustment to the reimbursable portion of the contract for these settlement claims of which $332 million are included in the recognized unapproved change orders as of September 30, 2018.

There has been deterioration of paint on certain exterior areas of the plant. The client has requested, and has funded, paint remediation for a portion of the facilities. The client has requested a remediation plan for the remainder of the facilities, but JKC and its client have not resolved who is responsible for the paint defects and the manner in which it is to be remediated. JKC’s profit estimate at completion includes those revenues and costs for remediation activities that it has been directed to perform and are being funded by the client. JKC has also started proceedings against the paint manufacturer and made demands on insurance related to these issues.

As discussed above, the additional costs associated with these various claims and related issues have been included in determining estimated profit at completion. Estimated recoveries associated with the additional change orders, customer claims, and claims against suppliers and subcontractors have also been included in determining estimated profit at completion. Our current estimates for the above unapproved change orders and customer claims may prove inaccurate and could result in significant changes to the estimated revenue, costs and profits at completion on the underlying projects.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 which provided some further basis for determination of the TRC amount and the TRC Fee. JKC has included an estimate for the TRC Fee in its determination of profit at completion at December 31, 2017 based on the contract provisions and the decision from the December 2017 arbitration and terms of the EPC contract with the client. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed the revised estimate.

If the above matters are not resolved with the client for the amounts recorded, or to the extent JKC is unsuccessful in retaining amounts paid to it under the Funding Deed and other funding mechanisms used by the client, we would be responsible for our pro-rata portion of any additional costs and refunded sums in excess of the final adjusted contract price, which could have a material adverse effect on our results of operations, financial position and cash flows. Additionally, to the extent the client does not provide adequate and proper funding for project activities prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of JKC in the near term which could have a material adverse effect on our financial position and cash flows.

Combined Cycle Power Plant

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of a combined cycle power plant. The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant and abandoned the construction site. JKC believes the Consortium materially breached its subcontract and repudiated its obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC repudiated the contract. The Consortium also sought an order that the Consortium validly terminated the subcontract. JKC has responded to this request, denying JKC committed any breach of its subcontract with the Consortium and restated its claim that the Consortium breached and repudiated its subcontract with JKC and is furthermore liable to JKC for all costs to complete the Power Plant.

JKC prevailed in a legal action against the Consortium requiring the return of materials, drawings and tools following their unauthorized removal from the site. JKC discovered incomplete and defective engineering designs, defective workmanship on the site, missing, underreported and defective materials; and the improper termination of key vendors/suppliers. JKC's investigations also indicate that progress of the work claimed by the Consortium was over-reported. JKC has evaluated the cost to complete the Consortium's work, which significantly exceeds the awarded fixed-price subcontract value. JKC's cost to complete the Power Plant includes re-design efforts, additional materials and significant re-work. These costs represent estimated recoveries of claims against the Consortium and have been included in JKC's estimate to complete the Consortium's remaining obligations.

JKC is pursuing recourse against the Consortium to recover all of the costs to complete the Power Plant, plus the additional interest, and/or general damages by all means inclusive of calling bank guarantees provided by the Consortium partners. In April 2018, JKC prevailed in its legal action to call the bank guarantees (bonds) and subsequently called the bonds of two of the Consortium members, receiving funds totaling $52 million. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract. JKC intends to pursue recovery of all additional amounts due from the Consortium via various legal remedies available to JKC.

Estimated costs to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium.

As of September 30, 2018, JKC estimated claims against the Consortium were approximately $1.9 billion for recovery of these expected costs. The arbitration is likely to be set for hearing in the first half of 2020. JKC has also recently initiated suits against the parent companies of the Consortium members based on their payment and performance guarantees.

To the extent JKC is unsuccessful in prevailing in the Arbitration or the Consortium members are unable to satisfy their financial obligations in the event of a decision favorable to JKC, we would be responsible for our pro-rata portion of unrecovered costs from the Consortium. This could have a material adverse impact on the profit at completion of the overall contract and thus on our consolidated statements of operations, financial position and cash flow. Additionally, to the extent JKC does not resolve this matter with the Consortium in the near term, the joint venture partners have been and will continue to be required to fund JKC's completion of the combined cycle power plant which could have a material adverse effect on our financial position and cash flows. Further, if our partners in JKC do not fulfill their obligations under the subcontract, we could be exposed to the full amount of those funding requirements and potential losses as a result of the nature of the JKC JV agreement.

Ichthys Project Funding

JKC has recorded significant unapproved change orders and claims with the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity discussed above. As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through arbitration, additional contributions from the JKC joint venture partners are required to fund the project. During the nine months ended September 30, 2018, we made investment contribution to JKC of approximately $257 million to fund our proportionate share of the ongoing project execution activities. Our estimate of additional investment contributions increased by $100 million to approximately $250 million to complete the project, excluding future recoveries of claims and unapproved change orders.

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

In addition to the accrued liquidated damages, it is possible that liquidated damages that have not been included in our estimates at completion in determining project income related to several projects totaling $9 million and $9 million at September 30, 2018 and December 31, 2017, respectively, could be incurred if the projects are completed as currently forecasted. However, based upon our evaluation of our performance and other mitigating factors, we have concluded these liquidated damages are not probable.

Note 11. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	September 30,	December 31,
Dollars in millions	2018	2017
Beginning balance	$387	$369
Cumulative effect of change in accounting policy (a)	87	—
Adjusted balance at January 1, 2018	474	369
Equity in earnings of unconsolidated affiliates	54	72
Distribution of earnings of unconsolidated affiliates (b)	(16)	(62)
Advances (receipts)	(7)	(11)
Investments (c)	257	—
Foreign currency translation adjustments	(19)	12
Other	(19)	5
Balance before reclassification	$724	$385
Reclassification of excess distributions (b)	—	11
Recognition of excess distributions (b)	—	(9)
Ending balance	$724	$387

(a)
As further discussed in Note 1 to our condensed consolidated financial statements, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)
From 2014 through 2017, we received cash dividends in excess of the carrying value of one of our unconsolidated joint ventures. We have no obligation to return any portion of the cash dividends received. We recorded excess dividends as "Deferred income from unconsolidated affiliates" on our condensed consolidated balance sheets and recognized these dividends as earnings are generated by the investment. As further discussed in Note 1 to our condensed consolidated financial statements, the adoption of ASC Topic 606 by this unconsolidated joint venture resulted in the reversal of the "Deferred income from unconsolidated affiliates" balance of $101 million in our condensed consolidated balance sheets as of December 31, 2017 in the cumulative effect adjustment of the change in accounting policy.

(c)	In 2018, investments included a $257 million investment to fund JKC.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of September 30, 2018, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. Amount disclosed as Aspire Defence entities for 2017 reflect both contracting and subcontracting entities related to the Aspire Defence project.

	September 30, 2018
Dollars in millions	Total assets	Total liabilities
Affinity joint venture (U.K. MFTS project)	$15	$3
Aspire Defence contracting entities	$80	$6
JKC joint venture (Ichthys LNG project)	$376	$29
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$42	$1

	December 31, 2017
Dollars in millions	Total assets	Total liabilities
Affinity joint venture (U.K. MFTS project)	$26	$10
Aspire Defence entities (Aspire Defence project)	$10	$125
JKC joint venture (Ichthys LNG project)	$140	$25
U.K. Road project joint ventures	$36	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$38	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2018 and 2017, our revenues included $145 million and $85 million, respectively, related to the services we provided to our joint ventures, primarily the Ichthys JV within our HS business segment. Under the terms of an alliance agreement with our EPIC joint venture, EPIC provides certain pipe fabrication services to KBR. EPIC provided no services to KBR under the agreement in the nine months ended September 30, 2018 and $3 million of services to KBR under the agreement in the nine months ended September 30, 2017.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the nine months ended September 30, 2018 and 2017, we incurred approximately $2 million and $4 million, respectively, of reimbursable costs under the TSA.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
Dollars in millions	2018	2017
Accounts receivable, net of allowance for doubtful accounts (a)	$23	$28
Contract assets (b)	$2	$2
Contract liabilities (b)	$35	$27
Accounts payable	$1	$—

(a)	Includes a $3 million and $4 million net receivable from the Brown & Root Industrial Services joint venture at September 30, 2018 and December 31, 2017, respectively.

(b)	Reflects contract assets and contract liabilities primarily related to joint ventures within our HS business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2018
	Total assets	Total liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
JKS joint venture (Escravos Gas-to-Liquids project)	$8	$14
Fasttrax Limited (Fasttrax project)	$56	$42
Aspire Defence subcontracting entities (Aspire Defence project)	$588	$317

Dollars in millions	December 31, 2017
	Total assets	Total liabilities
KJV-G joint venture (Gorgon LNG project)	$15	$48
JKS joint venture (Escravos Gas-to-Liquids project)	$8	$13
Fasttrax Limited (Fasttrax project)	$57	$47

Note 12. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	1	12	1	13
Expected return on plan assets	(1)	(20)	—	(20)
Recognized actuarial loss	—	6	—	6
Net periodic benefit cost	$—	$(1)	$1	$—

	Nine Months Ended September 30,
	2018		2017
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	2	38	2	39
Expected return on plan assets	(3)	(61)	(2)	(57)
Recognized actuarial loss	1	20	1	21
Net periodic benefit cost	$—	$(2)	$1	$4

For the nine months ended September 30, 2018, we have contributed approximately $30 million of the $40 million we expect to contribute to our plans in 2018.

Note 13. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	September 30, 2018	December 31, 2017
Revolving credit agreement, terminated April 2018	$—	$470
Revolver	115	—
Term Loan A	256	—
Term Loan B	798	—
Unamortized debt issuance costs - Term Loan A	(5)	—
Unamortized debt issuance costs and discount - Term Loan B	(18)	—
Total long-term debt	1,146	470
Less: current portion	21	—
Total long-term debt, net of current portion	$1,125	$470

Senior Credit Facility

On April 25, 2018, the Company refinanced its $1 billion Credit Agreement due September 2020 (our "Credit Agreement"). The new senior secured credit facility ("Senior Credit Facility") consists of a $500 million revolving credit facility ("Revolver"), a $500 million performance letter of credit facility ("PLOC"), a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. The Term Loan A may be drawn upon until the earlier of becoming fully drawn or June 30, 2019 (the "Availability Period"). Borrowings under the Term Loan A may only be used to fund investments in JKC. See Note 10 to our condensed consolidated financial statements for a discussion on JKC.

The interest rate with respect to the Term Loan B is LIBOR plus 3.75%. The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, adjusted LIBOR plus an additional margin or base rate plus additional margin. The Senior Credit Facility provides for fees on letters of credit issued under the PLOC at varying rates, as shown below. Additionally, there is a commitment fee with respect to the Revolver, PLOC and Term Loan A. The details of the applicable margins and commitment fees are based on the Company's consolidated leverage ratio as follows:

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

The Revolver, PLOC, and Term Loan A contain financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018, may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of September 30, 2018, we were in compliance with our financial covenants.

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

Note 14. Income Taxes

Our estimated annual effective tax rate for 2018 is 23% including the discrete tax impact of obtaining control of the Aspire Defence subcontracting joint ventures that was recorded at a lower rate than our estimated annual tax rate for 2018. The effective tax rate was approximately 28% and 22% for the three and nine months ended September 30, 2018, respectively. The effective tax rate was approximately 24% and 23% for the three and nine months ended September 30, 2017, respectively. Income taxes for the three months ended September 30, 2018 were adversely impacted by newly issued interpretations from the IRS related to the Tax Cuts and Jobs Act and their cumulative impact to January 1, 2018.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") making broad and complex changes to the U.S. tax code. SEC Staff Accounting Bulletin (SAB) 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In January, April, and August of 2018, the Internal Revenue Service ("IRS") issued guidance and proposed regulations which provides additional clarification on certain aspects of the Deemed Repatriation Transition Tax ("Transition Tax") calculation. We applied this guidance which impacted certain tax elections, increasing our estimated Transition Tax liability to approximately $227 million which was fully offset by foreign tax credits generated by the deemed repatriation as well as foreign tax credit carryforwards available for use. We anticipate additional IRS guidance relative to Transition Tax and other aspects of the Tax Act to be forthcoming throughout the remainder of 2018. As of September 30, 2018, we have not yet completed our tax accounting for the income tax effects of the Tax Act and will continue to revise our provisional amounts as additional guidance becomes available. The Company expects to complete our accounting within the prescribed measurement period.

Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2018 earnings are generated and further guidance issued by the IRS.

The valuation allowance for deferred tax assets as of September 30, 2018 and December 31, 2017 was $145 million and $217 million, respectively. The change in the valuation allowance was a decrease of $4 million and decrease of $11 million for the three months ended September 30, 2018 and 2017, respectively, and a decrease of $72 million and decrease of $30 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in valuation allowance primarily related to changes in foreign tax credit carryforwards due to the refinement of provisional impacts recorded related to the Transition Tax. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 was $97 million and $184 million, respectively. The reduction in the provision for uncertain tax positions of approximately $8 million for the three months ended September 30, 2018 reflects the release of provisions associated with the effective settlement of an audit with tax authorities as well as the expiration of statute of limitations, partially offset by a provision due to a change in measurement of a tax position as a result of an ongoing appeals process. Additionally, the change in the provision for uncertain tax positions for the nine months ended September 30, 2018 contains a settlement with a tax authority, resulting in a write off of the deferred tax asset that previously had an uncertain tax position liability recorded against it, and consequently had no impact on tax expense.

Note 15. U.S. Government Matters

We provide services to various U.S. governmental agencies, which include the U.S. DoD, NASA, and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, and the DCMA is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe the completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

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

Form 1s

The U.S. government has issued Form 1s questioning or objecting to costs we billed to them under cost reimbursable contracts primarily related to our use of private security and our provision of containerized housing under the LogCAP III contract discussed below. As a consequence of the issuance of the Form 1s, the U.S. government has withheld payment to us on outstanding invoices, pending resolution of these matters.

The U.S. government has issued and has outstanding Form 1s questioning $134 million of billed costs as of September 30, 2018. They had previously paid us $61 million of the questioned costs related to our services on these contracts. The remaining balance of $73 million as of September 30, 2018 is included on our condensed balance sheet in “Claims and accounts receivable". In addition, we have withheld $26 million from our subcontractors at September 30, 2018 related to these questioned costs, which is included in "Other current liabilities" on our condensed balance sheet.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $32 million and $51 million, at September 30, 2018 and December 31, 2017, respectively. The balance at September 30, 2018 is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $17 million and $15 million, respectively. The balance at December 31, 2017 is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $31 million and $20 million, respectively.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of September 30, 2018 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

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

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC and Burn Pit matters described below are billable under the LogCAP III. All costs billed under LogCAP III are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts. We previously paid FKTC $19 million and have recorded $4 million in "Accounts payable" that will be paid on pay-when-paid terms in the contract. The remaining $26 million owed to FKTC under the contract has not been billed to the government and we will not do so until the related claims and disputes between KBR and the government over the FKTC living container contract are resolved (see KBR Contract Claim on FKTC containers below). This amount has been withheld from our subcontractors as described above and also recorded in "Claims and accounts receivable" on our condensed balance sheet as of September 30, 2018. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote.

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

On July 19, 2017, the trial court issued its ruling granting KBR’s motions to dismiss on jurisdictional ground and for summary judgment.  In lengthy fact findings, the trial court concluded that the military made all the relevant decisions about the use, location and operation of burn pits.  The plaintiffs filed a notice of appeal, which was denied on June 20, 2018 by the Fourth Circuit Court of Appeals. The plaintiffs filed an application for writ of certiorari to the U.S. Supreme Court on September 7, 2018. We are awaiting the U.S. Supreme Court's decision as to whether it will deny the application or request further briefing. At this time, we believe the likelihood that we would incur a loss related to this matter is remote. As of September 30, 2018, no amounts have been accrued.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the U.S. government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. At this time, we believe the likelihood that we would incur a loss is remote and, as of September 30, 2018, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. On May 22, 2014, FKTC filed a motion to dismiss, which the U.S. government opposed. Following the submission of our answer in April 2014, the U.S. government was granted a Motion to Strike certain affirmative defenses in March 2015. We do not believe this limits KBR's ability to fully defend all allegations in this matter. As of September 30, 2018, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets. At this time, we believe the likelihood that we would incur a loss related to this matter in excess of the amounts we have accrued is remote. Discovery in the case has been extended to late 2018 and no trial date has been set.

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

Note 16. Other Commitments and Contingencies

Litigation and regulatory matters related to the Company’s restatement of its 2013 annual financial statements
Butorin v. Blount et al, is a May 2014 shareholder derivative complaint pending in the U.S. District Court of Delaware and filed on behalf of the Company naming certain current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by permitting the Company's internal controls to be inadequate. This case was dismissed on August 31, 2018.
We also received requests for information and a subpoena for documents from the SEC in 2014 regarding the restatement of our 2013 annual financial statements. We reached a settlement with the SEC in July 2018, which did not have a material impact on our financial statements.

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

In re KBR, Inc. Securities Litigation. On October 20, 2017, lead plaintiffs filed an amended consolidated complaint asserting violations of the federal securities laws in connection with KBR's disclosures associated with the SFO's investigations of KBR and its affiliates relating to Unaoil. The Company and individual defendants filed a motion to dismiss the lawsuit on December 4, 2017. Briefing on the motion to dismiss was completed on February 19, 2018. Defendants' motion to dismiss was granted on August 31, 2018, and this matter is now concluded.

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

PEMEX and PEP arbitration

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP related to a dispute from 2004. The settlement provided for a cash payment to Commisa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is resolved and all amounts were paid by PEP in April 2017. As a result of the final settlement, we recognized additional revenues and gross profit of $35 million for the nine months ended September 30, 2017.

Note 17. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2017	$1,221	$2,091	$877	$(818)	$(921)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,365	2,091	1,021	(818)	(921)	(8)
Consolidation and acquisition of noncontrolling in Aspire Defence subcontracting entities (see Note 5)	74	74	—	—	—	—
Share-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders	(34)	—	(34)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Other noncontrolling interests activity	—	—	—	—	—	—
Net income	261	—	238	—	—	23
Other comprehensive income, net of tax	(19)	—	—	—	(19)	—
Balance at September 30, 2018	$1,658	$2,175	$1,225	$(817)	$(940)	$15

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Share-based compensation	7	7	—	—	—	—
Dividends declared to shareholders	(34)	—	(34)	—	—	—
Repurchases of common stock	(52)	—	—	(52)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Net income	164	—	159	—	—	5
Other comprehensive income, net of tax	25	—	—	—	26	(1)
Balance at September 30, 2017	$858	$2,095	$613	$(817)	$(1,024)	$(9)

Accumulated other comprehensive loss, net of tax

	September 30,
Dollars in millions	2018	2017
Accumulated foreign currency translation adjustments, net of tax of $1 and $5	$(290)	$(254)
Pension and post-retirement benefits, net of tax of $224 and $249	(642)	(767)
Fair value of derivatives, net of tax of $0 and $0	(8)	(3)
Total accumulated other comprehensive loss	$(940)	$(1,024)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2017	$(258)	$(660)	$(3)	$(921)
Other comprehensive income adjustments before reclassifications	(37)	—	(8)	(45)
Amounts reclassified from accumulated other comprehensive income	5	18	3	26
Balance at September 30, 2018	$(290)	$(642)	$(8)	$(940)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	8	—	1	9
Amounts reclassified from accumulated other comprehensive income	—	18	(1)	17
Balance at September 30, 2017	$(254)	$(767)	$(3)	$(1,024)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2018	2017	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(21)	$(22)	See (a) below
Tax benefit	3	4	Provision for income taxes
Net pension and post-retirement benefits	$(18)	$(18)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 12 to our condensed consolidated financial statements for further discussion.

	Nine Months Ended September 30,
Dollars in millions	2018	2017	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(5)	$—	Gain on consolidation of Aspire entities
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(5)	$—	Net of tax

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—	—	$—	$—
Withheld to cover shares	924	$19.37	—	171,530	$15.71	3
Total	924	$19.37	$—	171,530	$15.71	$3

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—	3,345,366	$14.93	$50
Withheld to cover shares	1,748	$15.64	—	166,891	$15.08	2
Total	1,748	$15.64	$—	3,512,257	$14.93	$52

Note 19. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2018	2017	2018	2017
Basic weighted average common shares outstanding	141	140	140	141
Stock options and restricted shares	—	—	1	—
Diluted weighted average common shares outstanding	141	140	141	141

For purposes of applying the two-class method in computing income per share, there were $0.4 million and $1.5 million net earnings allocated to participating securities, or a negligible amount per share and $0.01 per share, for the three and nine months ended September 30, 2018, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2017 were $0.3 million and $1.1 million, respectively, or a negligible amount per share. The diluted income per share calculation did not include 1.4 million and 1.6 million antidilutive weighted average shares for the three and nine months ended September 30, 2018, respectively. The diluted income per share calculation did not include 1.9 million and 2.2 million antidilutive weighted average shares for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2018, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $54 million, all of which had durations of 9 days or less. We also had approximately $110 million (gross notional value) of cash flow hedges which had durations of approximately 22 months or less. The cash flow hedges are primarily related to the British Pound and Australian Dollar. The Australian Dollar hedges are primarily utilized to reduce the volatility of cash flows associated with the forecasted funding of JKC in Australian Dollars.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at September 30, 2018 and December 31, 2017. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gains (losses) dollars in millions	2018	2017	2018	2017
Balance sheet hedges - fair value	$(1)	$—	$—	$4
Balance sheet position - remeasurement	(1)	(5)	(7)	(16)
Net	$(2)	$(5)	$(7)	$(12)

Subsequent Event

The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our floating rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps.

Note 21. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. We have developed a detailed plan to implement the new standard and, through a cross functional team, are assessing contractual arrangements that may qualify as leases under the new standard. The impact of the new standard will be a material increase to right of use assets and lease liabilities, primarily as a result of operating leases currently not recognized on our consolidated balance sheet.

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

Business Environment and Trends

Our business portfolio includes full life-cycle professional services, project solutions and technologies delivered across two primary verticals, government and hydrocarbons, aligned with the following:

•	Early Project Advisory

•	Project Definition

•	Project Delivery

•	Operations & Maintenance

Our core business capabilities and offerings include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design services, highly specialized mission and logistics support solutions, process technologies and solutions, program management, construction, commissioning and startup services, and asset operations and maintenance services. We strive to deliver high quality solutions and services to support our clients' success today and to help them strengthen their strategic position for the future.
The global outlook for government services is favorable, with increased defense and space spending budgets driven in part by political instability, military conflicts, aging platforms and infrastructure, and the need for technology upgrades. We expect continued opportunities to provide enabling solutions and technologies to high impact, mission critical work. These opportunities continue to drive best value selections and customer confidence in the enterprise that we have built through our strategic acquisitions and organic growth. For example, with the completion of our acquisition of SGT in April 2018 and of Wyle and HTSI in 2016, we are well positioned as one of the top tier service providers to NASA, delivering enhanced life-cycle capabilities across multiple space centers to support our customer's needs in today's evolving civil, military and commercial space markets. Additionally, we increased our involvement in the Aspire Defence project in the U.K. through the acquisition in early 2018 of our former partner's 50% interest in the entities that provide construction and facilities management services to the MoD under a long-term PFI contract. Our PFI portfolio provides high visibility to consistent, stable income and cash flow over a long time horizon, with our largest PFI extending through 2041. As a result of organic growth and strategic acquisition, we expect a significant increase in total revenues, income and cash flow in our GS business segment in 2018 as compared to 2017.
We expect that a majority of the U.S. government business that we seek in the foreseeable future will be awarded through a competitive bidding process that may be impacted by delays, protests and other challenging dynamics. Additionally, our business may be affected by changes in the overall level of government spending and the alignment of our service and product offerings and capabilities with current and future budget priorities.
In the hydrocarbons sector, demand for our technologies, solutions and services is highly correlated to the level of capital and operating expenditure of our customers and prevailing market conditions. Significant volatility in commodity prices in recent years has resulted in many of our hydrocarbons customers taking steps to defer, suspend or terminate capital expenditures, resulting in delayed or reduced volumes of business across the sector. Recently, the combination of a growing global economy, technological development, and abundant sources of competitively priced feedstock are driving an increase in capital investment opportunities being evaluated and funded by our hydrocarbons customers. For example, we continue to see opportunities for midstream LNG expansion and greenfield projects to satisfy future LNG demand driven in large part by China's environmental policy promoting a transition from coal to gas. Additionally, downstream projects such as petrochemicals, chemicals and fertilizers benefit from low feedstock prices and increasing global development and consumer demand. From conceptual development studies to project delivery and asset management services, we seek to collaborate with our customers to meet the demands of the growing global economy.
Overall, we believe we have a balanced portfolio of global professional services, program delivery and technologies across the government services and hydrocarbons markets. We believe our increased mix of recurring government services and hydrocarbons services offers stability and predictability that enables us to be selective and disciplined as we pursue EPC projects across the hydrocarbons markets.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Overview of Financial Results

For the quarter ended September 30, 2018, we generated revenues of $1.3 billion and net income attributable to KBR of $58 million. Highlights in the quarter include:

Our GS business segment, which provides full life-cycle support solutions to defense, space, aviation and missions for governmental agencies in the U.S., U.K. and Australia, generated revenues of $928 million and gross profit plus equity in earnings of $89 million for the quarter ended September 30, 2018. This compares to revenues of $582 million and gross profits plus equity in earnings of $53 million for the quarter ended September 30, 2017. The current quarter improvements were driven by revenue and earnings from strong organic growth within our logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities, and our acquisition of SGT.

Our Technology business segment, which provides licensed technologies and knowledge-based solutions and services to the hydrocarbons value chain, generated revenues of $81 million and gross profits of $23 million for the quarter ended September 30, 2018. This compares to revenues of $60 million and gross profits of $19 million for the quarter ended September 30, 2017. The current quarter improvements were driven by increased volume and progress earned, mix of work, and improved chargeability of our operating centers.

Our HS business segment, which provides comprehensive project and program delivery capability globally for the hydrocarbons value chain, generated revenues of $268 million and gross profit plus equity in earnings of $36 million in the quarter ended September 30, 2018. This compares to revenues of $388 million and gross profits plus equity in earnings of $35 million in the quarter ended September 30, 2017. The decrease in revenue and gross profit plus equity in earnings was primarily driven by projects that were completed or substantially completed during the past 12 months and a decrease in earnings on the Ichthys LNG project due to an EAC increase associated with an expected further delay in estimated completion date.

Our Non-strategic Business segment generated revenues of $1 million and a gross loss of $5 million during the quarter ended September 30, 2018 compared to revenues of $4 million and gross profit of $3 million in the quarter ended September 30, 2017. All Non-Strategic Business projects are substantially complete as of September 30, 2018. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the three months ended September 30, 2018. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Revenues	$1,278	$1,034	$244	24%

The increase in consolidated revenues was primarily driven by strong organic growth within our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities as discussed in Note 5 to our condensed consolidated financial statements, our acquisition of SGT, and increased revenues in our Technology business segment. The increase was partially offset by decreased revenue in our HS segment caused by reduced activity and the completion or near completion of several projects in the U.S. and Canada, and decreased revenues in our non-strategic segment as we exit that business.

Gross Profit	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gross profit	$122	$87	$35	40%

The increase in consolidated gross profit was primarily caused by strong organic growth in our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities as discussed in Note 5 to our condensed consolidated financial statements, our acquisition of SGT, and increased profit in our Technology segment, partially offset by decreased profit in our HS segment associated with reduced activity on projects nearing completion.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Equity in earnings of unconsolidated affiliates	$21	$23	$(2)	(9)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to the consolidation of the Aspire Defence subcontracting entities, reduced activity within our Affinity joint venture in our GS segment and a decrease in earnings on the Ichthys LNG project due to an EAC increase associated with an expected further delay in estimated completion date. These decreases were partially offset by increased earnings from our Brown & Root Industrial Services and EPIC joint ventures and increased earnings from joint ventures in Europe and Mexico.

General and Administrative Expenses	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
General and administrative expenses	$(37)	$(37)	$—	—%

General and administrative expenses remained consistent due to decreased G&A expense in our Other and HS business segments, offset by an increase in G&A expenses associated with the acquired SGT business and organic growth in our GS business segment. General and administrative expenses in the third quarter of 2018 and 2017 included $18 million and $23 million, respectively, related to corporate activities and $19 million and $14 million, respectively, related to the business segments.

Interest Expense	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Interest expense	$(20)	$(6)	$(14)	233%

The increase in interest expense was primarily due to increased borrowings and an increase in the weighted-average interest rate on our borrowings as a result of the refinancing transaction as discussed in Note 13 to our condensed consolidated financial statements.

Other Non-operating Loss	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Other non-operating loss	$(1)	$(4)	$3	(75)%

Other non-operating loss includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The change in other non-operating income was primarily due to reduced foreign exchange losses in the current quarter and an increase in interest income associated with the cash balances held by the Aspire Defence project entities. See Note 5 to our condensed consolidated financial statements for discussion of the Aspire entities.

Provision for Income Taxes	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Income before provision for income taxes and noncontrolling interests	$82	$63	$19	30%
(Provision) for income taxes	$(22)	$(16)	$(6)	38%

Our provision for income taxes for the three months ended September 30, 2018 reflects a 28% tax rate as compared to a 24% tax rate for the three months ended September 30, 2017. See Note 14 to our condensed consolidated financial statements for discussion of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Net income attributable to noncontrolling interests	$(2)	$(2)	$—	—%

Net income attributable to noncontrolling interests was primarily due to joint venture earnings as we close out a major LNG project in Australia.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 3 to our condensed consolidated financial statements.

	Three Months Ended September 30,
Dollars in millions	2018	2017
Revenues
Government Services	$928	$582
Technology	81	60
Hydrocarbons Services	268	388
Subtotal	1,277	1,030
Non-strategic Business	1	4
Total	$1,278	$1,034

Gross profit (loss)
Government Services	$81	$39
Technology	23	19
Hydrocarbons Services	23	26
Subtotal	127	84
Non-strategic Business	(5)	3
Total	$122	$87

Equity in earnings of unconsolidated affiliates
Government Services	$8	$14
Hydrocarbons Services	13	9
Subtotal	21	23
Non-strategic Business	—	—
Total	$21	$23

Total general and administrative expenses	$(37)	$(37)

Acquisition and integration related costs	(1)	—

Gain on consolidation of Aspire entities	$(2)	$—

Total operating income	$103	$73

Government Services

GS revenues increased by $346 million, or 59%, to $928 million in the third quarter of 2018, compared to $582 million in the third quarter of 2017. This increase was primarily due to an additional $136 million of revenues from the consolidation of the Aspire Defence subcontracting entities due to us becoming the primary beneficiary of these entities as a result of Carillion's liquidation, an additional $126 million of revenues from the acquisition of SGT and strong organic growth in our GS logistics and engineering services business areas. See Note 5 to our condensed consolidated financial statements for more information on the consolidation of the Aspire entities and the acquisition of SGT.

GS gross profit increased by $42 million, or 108%, to $81 million in the third quarter of 2018 compared to $39 million in the third quarter of 2017. This increase was primarily due to $14 million of gross profit from the consolidation of the Aspire Defence subcontracting entities due to us becoming the primary beneficiary of these entities as a result of Carillion's liquidation, $12 million of gross profit from the acquisition of SGT, increases from organic revenue growth in our logistics and engineering services business areas, and one-time favorable settlements on legacy CONCAP and LogCAP III matters which contributed $11 million to gross profit.

GS equity in earnings of unconsolidated affiliates decreased by $6 million, or 43%, to $8 million in the third quarter of 2018 compared to $14 million in the third quarter of 2017 primarily due to the consolidation of the Aspire Defence project entities due to us becoming the primary beneficiary of these entities as a result of Carillion's liquidation and reduced activity in our Affinity joint venture during the current quarter.

Technology

Technology revenues increased by $21 million, or 35%, to $81 million in the third quarter of 2018 compared to $60 million in the third quarter of 2017. This increase was primarily attributable to increased activity across the chemical, petrochemical and refining markets resulting in increased volume and progress earned and an increase in our proprietary equipment sales across the portfolio.

Technology gross profit increased by $4 million, or 21%, to $23 million in the third quarter of 2018 compared to $19 million in the third quarter of 2017. This increase was primarily driven by increased volume and mix of work as described above.

Hydrocarbons Services

HS revenues decreased by $120 million, or 31%, to $268 million in the third quarter of 2018, compared to $388 million in the third quarter of 2017. This decrease was primarily due to reduced activity on several projects nearing completion in the U.S and Canada. These decreases were partially offset by new wins and growth on existing projects during the third quarter of 2018.

HS gross profit decreased by $3 million, or 12%, to $23 million in the third quarter of 2018, compared to $26 million in the third quarter of 2017. The decrease was primarily due to reduced activity on projects nearing completion, partially offset by a one-time favorable settlement on an ammonia/urea plant in the U.S. which contributed $5 million to gross profit.

HS equity in earnings of unconsolidated affiliates increased by $4 million, or 44%, to $13 million in the third quarter of 2018, compared to earnings of $9 million in the third quarter of 2017. This increase was primarily due to a project specific joint venture in Europe reaching mechanical completion, improved performance on the Brown & Root Industrial Services and EPIC joint ventures, and increased revenues on a joint venture in Mexico. These increases were partially offset by a decrease in earnings on the Ichthys LNG project due to an EAC increase associated with an expected further delay in estimated completion date. See Note 10 to our condensed consolidated financial statements for more information on the Ichthys JV.

Non-strategic Business

Non-strategic Business revenues decreased by $3 million, or 75%, to $1 million in the third quarter of 2018 compared to $4 million in the third quarter of 2017. This decrease was primarily due to the substantial completion of several power projects as we exit that business.

Non-strategic Business gross loss was $5 million in the third quarter of 2018 compared to a gross profit of $3 million in the third quarter of 2017, a decrease of $8 million or 267%. This change was primarily due to the settlement of a legacy legal matter during the quarter.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 3 to our condensed consolidated financial statements.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Overview of Financial Results

For the nine months ended September 30, 2018, we generated revenues of $3.6 billion and net income attributable to KBR of $238 million, compared to revenues of $3.2 billion and net income attributable to KBR of $159 million for the nine months ended September 30, 2017. The increase in revenues and net income were primarily driven by organic growth on existing projects in our GS business segment, the consolidation of the Aspire Defence subcontracting entities, our acquisition of SGT, organic growth in our technology segment, the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project, partially offset by the impact of the $35 million PEMEX settlement recognized in 2017 and the decrease in HS revenues related to projects that were completed or substantially completed during the last 12 months.

Our GS business segment generated revenues of $2.5 billion and gross profits plus equity in earnings of $226 million for the nine months ended September 30, 2018, compared to revenues of $1.6 billion and gross profits plus equity in earnings of $154 million for the nine months ended September 30, 2017. The improvements were driven by strong organic growth within our logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities as discussed in Note 5 to our condensed consolidated financial statements, which resulted in $382 million of additional revenues, and $216 million in revenues from the acquisition of SGT.

Our Technology business segment generated revenues of $215 million and gross profits of $61 million for the nine months ended September 30, 2018, compared to revenues of $196 million and gross profits of $50 million for the nine months ended September 30, 2017. The increase in revenue was primarily attributable to increased activity across the chemical, petrochemical and refining markets resulting in increased volume and progress earned and an increase in proprietary equipment sales across the portfolio. Profit margins were favorably impacted by mix of work and improved chargeability of our operating centers in the nine months ended September 30, 2018, resulting in higher gross profits compared to the nine months ended September 30, 2017.

Our HS business segment generated revenues of $894 million and gross profit plus equity in earnings of $107 million for the nine months ended September 30, 2018 compared to revenues of $1.4 billion and gross profits plus equity in earnings of $137 million for the nine months ended September 30, 2017. The decrease in revenue was primarily caused by projects that were completed or substantially completed during the last 12 months. The decrease in gross profit plus equity in earnings was primarily due to the reduction in revenues and the non-recurrence of the $35 million PEMEX settlement recognized in 2017. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project and increased profit associated with commercial settlements on two projects in the close-out phase.

Our Non-strategic Business segment generated revenues of $1 million and a gross loss of $7 million for the nine months ended September 30, 2018 compared to revenues of $37 million and no gross profit for the nine months ended September 30, 2017. All Non-Strategic Business projects are substantially complete as of September 30, 2018. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Revenues	$3,583	$3,234	$349	11%

The increase in consolidated revenues was primarily driven by strong organic growth within our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities as discussed in Note 5 to our condensed consolidated financial statements, our acquisition of SGT, and increased revenues in our Technology segment. The increase was partially offset by decreased revenue in our HS segment caused by reduced activity and the completion or near completion of several projects in the U.S. and Canada, the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017, and decreased revenues in our non-strategic segment as we exit that business.

Gross Profit	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gross profit	$333	$277	$56	20%

The increase in gross profit was primarily caused by strong organic growth in our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities as discussed in Note 5 to our condensed consolidated financial statements, our acquisition of SGT, and increased profit in our Technology segment. These increases were partially offset by decreased profit in our HS segment due to reduced activity and the non-recurrence of the PEMEX settlement.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Equity in earnings of unconsolidated affiliates	$54	$64	$(10)	(16)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to the consolidation of the Aspire Defence subcontracting entities, decreased earnings on our Affinity joint venture, reduced activity from a joint venture in Mexico, and a decrease in earnings on the Ichthys LNG project due to an EAC increase associated with an expected further delay in estimated completion date. These decreases were partially offset by an increase in earnings from our Brown & Root Industrial Services and EPIC joint ventures and a project specific joint venture in Europe. See Note 10 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

General and Administrative Expenses	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
General and administrative expenses	$(113)	$(107)	$(6)	6%

The increase in general and administrative expenses was primarily due to $6 million of G&A expenses related to SGT which was acquired on April 25, 2018 and increased expense due to the organic growth in our GS business segment. These increases were partially offset by a decline in G&A expenses related to our Other business segment. General and administrative expenses in the nine months ended September 30, 2018 and 2017 included $60 million and $66 million, respectively, related to corporate activities and $53 million and $41 million, respectively, related to the business segments.

Acquisition and Integration Related Costs	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Acquisition and integration related costs	$(5)	$—	$(5)	N/A

The increase in acquisition and integration related costs was primarily due to $4 million of direct, incremental costs related to the acquisition of SGT and approximately $1 million related to the consolidation of the Aspire Defence subcontracting entities.

Gain on Consolidation of Aspire Entities	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Gain on consolidation of Aspire entities	$113	$—	$113	N/A

The gain on consolidation of Aspire entities was due to the $113 million gain recognized upon the consolidation of the Aspire Defence subcontracting entities. See Note 5 to our condensed consolidated financial statements for additional information.

Interest Expense	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Interest expense	$(43)	$(16)	$(27)	169%

The increase in interest expense was primarily due to increased borrowings and an increase in the weighted-average interest rate on our borrowings as a result of the refinancing transaction as discussed in Note 13 to our condensed consolidated financial statements.

Other Non-operating Loss	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Other non-operating loss	$(4)	$(9)	$5	(56)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in other non-operating expense was primarily due to a decrease in foreign exchange losses and an increase in interest income associated with the cash balances held by the Aspire Defence subcontracting entities. See Note 5 to our condensed consolidated financial statements for discussion of the Aspire Defence project.

Provision for Income Taxes	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Income before provision for income taxes and noncontrolling interests	$335	$214	$121	57%
Provision for income taxes	$(74)	$(50)	$(24)	48%

Our provision for income taxes for the nine months ended September 30, 2018 reflects a 22% tax rate as compared to a 23% tax rate for the nine months ended September 30, 2017. The 2018 period provision for income taxes is higher than the 2017 period primarily due to higher income before provision for income taxes related to the gain of approximately $113 million recognized in the first quarter of 2018 as a result of obtaining control of the Aspire Defence project subcontracting joint ventures. See Note 14 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2018 vs. 2017
Dollars in millions	2018	2017	$	%
Net income attributable to noncontrolling interests	$(23)	$(5)	$(18)	360%

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

	Nine Months Ended September 30,
Dollars in millions	2018	2017
Revenues
Government Services	$2,473	$1,640
Technology	215	196
Hydrocarbons Services	894	1,361
Subtotal	3,582	3,197
Non-strategic Business	1	37
Total	$3,583	$3,234

Gross profit (loss)
Government Services	$204	$113
Technology	61	50
Hydrocarbons Services	75	114
Subtotal	340	277
Non-strategic Business	(7)	—
Total	$333	$277

Equity in earnings of unconsolidated affiliates
Government Services	$22	$41
Hydrocarbons Services	32	23
Subtotal	54	64
Non-strategic Business	—	—
Total	$54	$64

Total general and administrative expenses	$(113)	$(107)

Acquisition and integration related costs	$(5)	$—

Gain on disposition of assets	$—	$5

Gain on consolidation of Aspire entities	$113	$—

Total operating income	$382	$239

Government Services

GS revenues increased by $833 million, or 51%, to $2.5 billion in the nine months ended September 30, 2018, compared to $1.6 billion in the nine months ended September 30, 2017. This increase was primarily due to an additional $382 million of revenues from the consolidation of the Aspire Defence project entities, an additional $216 million of revenues from the acquisition of SGT, and strong organic growth in our logistics and engineering services business areas. See Note 5 to our condensed consolidated financial statements for more information on the consolidation of the Aspire Defence subcontracting entities and the acquisition of SGT.

GS gross profit increased by $91 million, or 81%, to $204 million in the nine months ended September 30, 2018, compared to $113 million in the nine months ended September 30, 2017. This increase was primarily due to $42 million of gross profit from the consolidation of the Aspire Defence subcontracting entities, $19 million of gross profit from the acquisition of SGT, increases from organic revenue growth in our logistics and engineering services business areas, and one-time favorable settlements on legacy CONCAP and LogCAP III matters which contributed $11 million to gross profit.

GS equity in earnings of unconsolidated affiliates decreased by $19 million, or 46%, to $22 million in the nine months ended September 30, 2018 compared to $41 million in the nine months ended September 30, 2017. This decrease was primarily due to the consolidation of the Aspire Defence subcontracting entities.

Technology

Technology revenues increased by $19 million, or 10%, to $215 million in the nine months ended September 30, 2018, compared to $196 million in the nine months ended September 30, 2017 primarily due to an increase in our olefins and organic chemical technologies, partially offset by decreases in proprietary equipment sales, catalyst projects, and our Ecoplanning business.

Technology gross profit increased by $11 million, or 22%, to $61 million in the nine months ended September 30, 2018, compared to $50 million in the nine months ended September 30, 2017, primarily driven by mix of work and improved chargeability of our operating centers.

Hydrocarbons Services

HS revenues decreased by $467 million, or 34%, to $894 million in the nine months ended September 30, 2018, compared to $1.4 billion in the nine months ended September 30, 2017. This decrease was primarily due to reduced activity and the completion or near completion of several projects in the U.S. and Canada, and the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017. These decreases were partially offset by new wins and growth on existing projects and the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

HS gross profit decreased by $39 million, or 34%, to $75 million in the nine months ended September 30, 2018, compared to $114 million in the nine months ended September 30, 2017. This decrease was primarily due to the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017 and projects completing or nearing completion and the under recovery of resources. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project and a one-time favorable settlement on an ammonia/urea plant in the U.S. which contributed $5 million to gross profit.

HS equity in earnings of unconsolidated affiliates increased by $9 million, or 39%, to $32 million in the nine months ended September 30, 2018, compared to $23 million in the nine months ended September 30, 2017. This increase was primarily due to an increase in earnings provided by a JV in Europe, increased earnings from the Brown & Root Industrial Services and EPIC joint ventures. These increases were partially offset by decreased earnings on a joint venture in Mexico and a decrease in earnings on the Ichthys LNG project due to an EAC increase and schedule delays. See Note 10 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

Non-strategic Business revenues decreased by $36 million, or 97%, to $1 million in the nine months ended September 30, 2018, compared to $37 million in the nine months ended September 30, 2017. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business incurred a gross loss of $7 million in the nine months ended September 30, 2018, compared to a loss of $0 million in the nine months ended September 30, 2017. This change was primarily due to the settlement of a legacy legal matter during the quarter.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 3 to our condensed consolidated financial statements. See Note 10 to our condensed consolidated financial statements for more information on the Ichthys JV.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated revenues. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.7 billion at September 30, 2018 and $7.2 billion at December 31, 2017. Our backlog included in the table below for projects related to consolidated joint ventures includes 100% of the backlog associated with those joint ventures and totaled $6.2 billion at September 30, 2018 and $125 million at December 31, 2017.

The following table summarizes our backlog by business segment for the periods ended September 30, 2018 and December 31, 2017, respectively:

	September 30,	December 31,
Dollars in millions	2018	2017
Government Services	$11,039	$8,355
Technology	544	387
Hydrocarbons Services	1,895	1,822
Subtotal	13,478	10,564
Non-strategic Business	3	6
Total backlog	$13,481	$10,570

Backlog in our Government Services business segment at September 30, 2018 was $11.0 billion, an increase of $2.7 billion when compared to backlog of $8.4 billion at December 31, 2017. The increase was primarily due to including 100% of backlog associated with the consolidation of the Aspire Defence subcontracting entities as of September 30, 2018, as compared to our 50% proportionate share of backlog for these entities as of December 31, 2017, additional backlog resulting from the acquisition of SGT, and new awards, partially offset by workoff.

Backlog in our Technology business segment at September 30, 2018 was $544 million, an increase of $157 million when compared to backlog of $387 million at December 31, 2017. The increase was primarily the result of new awards, partially offset by workoff.

Backlog in our Hydrocarbons Services business segment at September 30, 2018 was $1.9 billion, an increase of $73 million when compared to backlog of $1.8 billion at December 31, 2017. The increase was primarily the result of new awards, partially offset by backlog workoff.

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

We estimate that as of September 30, 2018, 29% of our backlog will be executed within one year. Of this amount, 83% will be recognized in revenues on our condensed consolidated statement of operations and 17% will be recorded by our unconsolidated joint ventures. As of September 30, 2018, $76 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2018, 9% of our backlog was attributable to fixed-price contracts, 61% was attributable to PFIs and 30% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2018, $10.0 billion of our GS backlog was currently funded by our customers.

As of September 30, 2018, we had approximately $3.7 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 15 and 16 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Liquidity and Capital Resources

Hydrocarbons services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $500 million PLOC or our $500 million Revolver under our Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Senior Credit Facility and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations, backlog, and foreseeable additional needs for the next 12 months.
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
Cash and equivalents totaled $581 million at September 30, 2018 and $439 million at December 31, 2017 and consisted of the following:

	September 30,	December 31,
Dollars in millions	2018	2017
Domestic U.S. cash	$108	$184
International cash	170	194
Joint venture and Aspire Defence project cash	303	61
Total	$581	$439

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets, 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world and 4) funding and other financial obligations of existing projects. As of September 30, 2018, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

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

As of September 30, 2018, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash Flows

Cash flows activities summary
	Nine Months Ended September 30,
Dollars in millions	2018	2017
Cash flows provided by operating activities	$36	$238
Cash flows used in investing activities	(428)	(4)
Cash flows provided by (used in) financing activities	552	(272)
Effect of exchange rate changes on cash	(18)	13
Increase (decrease) in cash and equivalents	$142	$(25)

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

Cash provided by operations totaled $36 million in the first nine months in 2018 as compared to net income of $261 million. The difference primarily results from the non-cash gain on consolidation of Aspire Defence subcontracting entities of $113 million and net unfavorable changes of $139 million in working capital balances for projects as discussed below:

•
The $144 million unfavorable cash flow impact related to accounts receivable was primarily related to increases in accounts receivable in our GS U.S. operations, increases in accounts receivable in the consolidated Aspire Defence subcontracting entities, since the date we obtained control, and increases in accounts receivable in our HS Americas operations. These increases are largely attributable to growth in our business and the transition associated with our recent acquisitions and system implementations. We generally expect these increases to reverse over time.

•
The $4 million unfavorable cash flow impact related to contract assets was primarily related to increases in contract assets related to various projects in our HS Americas business, partially offset by decreases in contract assets in our Technology and GS businesses.

•
The $72 million favorable cash flow impact related to accounts payable was primarily related to an increase in accounts payable related to the consolidated Aspire Defence subcontracting entities subsequent to the date we obtained control and growth in our business on various other U.S. government projects. This increase was partially offset by decreases in accounts payable related to our HS business segment.

•
The $63 million unfavorable cash flow impact related to contract liabilities was primarily related to workoff on projects nearing completion within our HS business segment and various projects in our GS business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $16 million and contributed $30 million to our pension funds in the first nine months of 2018.
Cash provided by operations totaled $238 million in the first nine months in 2017 primarily resulting from net favorable changes of $160 million in working capital balances for projects as discussed below:

•
Accounts receivable decreased primarily due to collections from customers within our HS business segment associated with several ammonia projects in the U.S. and a road construction project in the Middle East within our GS business segment.

•
Contract assets decreased in the first nine months in 2017, due primarily to billings to a customer within our HS business segment associated with progress on a project in the U.S. These decreases were partially offset by the timing of billings to various customers within our Technology business segment.

•	Claims receivable decreased in the first nine months of 2017 due to the billing and collection of the outstanding claims receivable associated with the PEMEX litigation settlement.

•
Accounts payable decreased in the first nine months in 2017, primarily due to the power project within our Non-strategic Business segment as the project neared completion as well as several EPC projects that were nearing completion in the U.S. in our HS business segment.

•
Contract liabilities decreased in the first nine months in 2017, primarily due to the work off of previous advances on two EPC ammonia projects in the U.S. within our HS business segment as well as a power project within our Non-strategic Business Segment that was substantially complete.

•	We received distributions of earnings from our unconsolidated affiliates of $41 million and contributed approximately $28 million to our pension funds in the first nine months in 2017.
Investing activities. Cash used in investing activities totaled $428 million in the first nine months in 2018 and was primarily due to the acquisition of SGT and investment in JKC, partially offset by the incremental cash resulting from the consolidation of the Aspire Defence subcontracting entities.

Cash used in investing activities totaled $4 million in the first nine months in 2017 and was primarily used in the purchase of equipment.

Financing activities. Cash provided by financing activities totaled $552 million in the first nine months of 2018 and includes $120 million in borrowings on our terminated Credit Agreement, $130 million on our new Revolver, $1,052 million in borrowings on Term Loans A and B, offset by the $590 million payoff of our terminated Credit Agreement, $15 million in payments on our new Revolver, $47 million of debt issuance costs, $34 million for dividend payments to common shareholders and $56 million to acquire the noncontrolling interest in the Aspire project entities and the remaining 25% noncontrolling interest in one of our other joint ventures.

Cash used in financing activities totaled $272 million in the first nine months of 2017 and included $180 million of payments on our Credit Agreement, $52 million of common stock repurchases and $34 million for dividend payments to common shareholders.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 10 to our condensed consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and customer claims plus estimated recoveries of claims against suppliers and subcontractors. If JKC does not resolve these matters for the amounts recorded, we would be responsible for funding our pro-rata portion of costs ultimately necessary to complete the project.  Also, to the extent the client does not continue to provide adequate funding for the cost reimbursable activities for the project prior to resolution of these matters, the joint venture partners will be required to fund working capital requirements of JKC.

In addition, JKC has estimated it will incur substantial funding requirements to complete the power plant under the fixed price portion of the Ichthys LNG contract. While JKC believes these funding requirements are recoverable from the Consortium who abandoned the project as the original subcontractor, we expect it will take a legal process to complete such recovery. This legal process may take several years. As a result, we expect to fund JKC for our portion of the costs to complete the power plant as these legal proceedings are underway. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. To the extent our joint venture partners are unable to complete their obligations, we may be required to fund incremental amounts above our 30% ownership interest.

During the nine months ended September 30, 2018, we made additional investments in JKC of approximately $257 million to fund our proportionate share of the ongoing project execution activities. We are projecting our funding requirements to JKC to be approximately $250 million to complete the project, excluding future recoveries of claims and unapproved change orders.

Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $328 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the nine months ended September 30, 2018 were $30 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis; a valuation is currently ongoing and expected to be completed in 2019. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Credit Agreement and Senior Credit Facility is described in Note 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under our Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $320 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of September 30, 2018, with respect to our $500 million Revolver, we have $115 million of outstanding revolver borrowings and have issued $31 million of letters of credit, with $354 million of remaining capacity. With respect to our PLOC, we have $92 million of outstanding letters of credit and $408 million of remaining capacity. With respect to our $320 million of uncommitted lines of credit, we have utilized $220 million for letters of credit as of September 30, 2018, with $100 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $862 million. Of the letters of credit outstanding under our Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $172 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Critical Accounting Policies and Estimates

We have updated our discussion of certain critical accounting policies and estimates since those presented in our 2017 Annual Report on Form 10-K, Part II, Item 7, for the fiscal year ended December 31, 2017. Except for the critical accounting policies and estimates updated, there have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2017 Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2017. Our updated discussion of critical accounting policies and estimates are included below.

See Note 1, Description of Company and Significant Accounting Policies, to our condensed consolidated financial statements for a discussion of the potential impact of new accounting standards on our unaudited condensed consolidated financial statements.

Deferred Taxes, Valuation Allowances, and Tax Contingencies. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized.  We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with ASC 740.  Available evidence includes historical financial information supplemented by currently available information about future years.  Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment.   We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most resent twelve quarters, to be significant positive evidence that a valuation allowance may not be required.

Beginning in the fourth quarter of 2014, we were in a twelve quarter cumulative loss position and accordingly, had a valuation allowance against deferred tax assets of approximately $538 million.  In the fourth quarter of 2017, we achieved twelve quarters of cumulative U.S. taxable income which is inclusive of income generated in various countries within branches of our U.S. subsidiaries.  Income (loss) related to the U.S. branches totaled $163 million, ($72) million and $138 million for the fiscal years 2017, 2016, and 2015, respectively, and is included in the foreign component of income in the notes to the financial statements in our Form 10-K for the Fiscal Year Ended December 31, 2017.  We weighted this positive evidence heavily in our analysis to overcome the previously existing negative evidence of our twelve quarter cumulative loss position.

We concluded that future taxable income and the reversal of deferred tax liabilities excluding those associated with indefinite-lived intangible assets were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets.  The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2018 through fiscal year 2026.  We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

As a result of these analyses and considerations, we reversed approximately $223 million of our valuation allowance on federal deferred tax assets as of December 31, 2017, $152 million of which related to foreign tax credit carryforwards, and $71 million of which related to other net deferred tax assets.  We did not release all of the valuation allowance as of December 31, 2017 because certain foreign tax credit carry forwards are projected to expire unused. During the nine months ended September 30, 2018, we further refined our provisional estimates related to the Deemed Repatriation Transition Tax and our estimates of future taxable income. As a result of these refinements, we further reduced our valuation allowance for deferred tax assets by $72 million primarily related to foreign tax credit carryforwards.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $725 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $340 million.  While our current projections of taxable income exceed these amounts, changes in our forecasted ability to achieve taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.

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

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is offset by remeasurement of the underlying assets and liabilities. See Note 20 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

We are exposed to market risk for changes in interest rates for borrowings under our Senior Credit Facility, of which there were $1.1 billion as of September 30, 2018.   Borrowings under our Credit Agreement bear interest at variable rates. Our weighted average interest rate for the nine months ended September 30, 2018 was 5.01%.  Our weighted average interest rate was 5.58% for the period subsequent to our refinancing transaction discussed in Note 13 to our condensed consolidated financial statements. As of September 30, 2018, we had no derivative financial instruments to manage interest rate risk related to outstanding borrowings. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $6 million in the next 12 months, based on outstanding borrowings as of September 30, 2018.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 15 and 16 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2018.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2018	516	$18.34	—	$160,236,157
August 1 - 31, 2018	408	$20.68	—	$160,236,157
September 1 - 30, 2018	—	$—	—	$160,236,157

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of September 30, 2018 was 924 shares at an average price of $19.37 per share.

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

Dated: October 30, 2018                      Dated: October 30, 2018